Form 10-Q
period 2004-06-30
Commercial Vehicle Group, Inc.
filed 2004-09-17
CIK 1290900

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-50890

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6530 West Campus Way	43054
New Albany, Ohio	(Zip Code)
(Address of principal executive offices)

(614) 289-5360
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 15, 2004 was 17,987,497 shares

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

Page
PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)	3
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3: Quantitative and Qualitative Disclosures about Market Risk	19
Item 4: Controls and Procedures	19
PART II. OTHER INFORMATION	20
SIGNATURE	22
EX-3.1 Amended/Restated Certificate of Incorporation
EX-3.2 Amended/Restated By-laws
EX-10.1 Revolving Credit Agreement
EX-10.2 Underwriting Agreement
EX-10.3 Joinder to the Registration Agreement
EX-10.4 Management Stockholders Agreement
EX-10.5 Equity Incentive Plan
EX-10.6 Recapitalization Agreement
EX-31.1 Certification by Mervin Dunn, President & CEO
EX-31.2 Certification by Chad M Utrup, VP of Finance & CFO
EX-32.1 Certification Pursuant to Section 906
EX-32.2 Certification Pursuant to Section 906

ITEM 1 – FINANCIAL INFORMATION

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
REVENUES	$94,491	$71,408	$180,481	$137,791

COST OF SALES	77,636	59,257	148,139	115,485

GROSS PROFIT	16,855	12,151	32,342	22,306

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,867	5,802	14,364	11,762

NONCASH OPTION ISSUANCE CHARGE	10,125	—	10,125	—

AMORTIZATION EXPENSE	27	47	63	93

OPERATING INCOME	(164)	6,302	7,790	10,451

OTHER (INCOME) EXPENSE	(429)	60	(3,699)	2,464

INTEREST EXPENSE	2,071	2,700	4,339	5,430

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	2,972

Income (loss) before income taxes	(1,806)	3,542	7,150	(415)

(BENEFIT) PROVISION FOR INCOME TAXES	(929)	2,021	2,478	(237)

NET INCOME (LOSS)	$(877)	$1,521	$4,672	$(178)

BASIC EARNINGS (LOSS) PER SHARE	$(0.06)	$0.11	$0.34	$(0.01)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.06)	$0.11	$0.34	$(0.01)

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2004 and December 31, 2003

	2004	2003
	(in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,353	$3,486
Accounts receivable — net of allowance for doubtful accounts of $2,872 and $2,531	49,768	40,211
Inventories	29,783	29,667
Prepaid expenses and other current assets	3,705	3,754
Deferred income taxes	6,255	5,995

Total current assets	90,864	83,113
PROPERTY, PLANT AND EQUIPMENT — Net	31,579	33,492
GOODWILL	83,368	82,872
DEFERRED INCOME TAXES	13,061	9,011
OTHER ASSETS — Net	4,749	2,007

	$223,621	$210,495

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,698	$15,231
Accounts payable	31,564	23,310
Accrued liabilities	22,314	16,356

Total current liabilities	69,576	54,897

LONG-TERM DEBT — Net	84,216	101,204
SUBORDINATED DEBT DUE TO RELATED PARTIES	11,434	11,039
OTHER LONG-TERM LIABILITIES	9,394	8,549

Total liabilities	174,620	175,689
COMMITMENTS AND CONTINGENCIES (Notes 3, 8, 9, and 10)
STOCKHOLDERS’ INVESTMENT
Common stock, $0.01 par value per share; 30,000,000 shares authorized; 13,727,728 and 13,778,599 and outstanding	137	138
Additional paid-in capital	76,669	76,803
Accumulated deficit	(28,231)	(43,028)
Stock subscriptions receivable	(287)	(430)
Accumulated other comprehensive income	713	1,323

Total stockholders’ investment	49,001	34,806

	$223,621	$210,495

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2004 and 2003

	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,672	$(178)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,093	4,167
Noncash amortization of debt financing costs	290	274
Loss on early extinguishment of debt	—	2,053
Deferred income tax provision (benefit)	(731)	(3,888)
Noncash (gain) loss on forward exchange contracts	(3,710)	2,446
Noncash interest expense on subordinated debt	395	333
Change in other operating items	3,439	(4,867)

Net cash provided by (used in) operating activities	8,448	340

CASH FLOWS (USED IN) INVESTING ACTIVITIES — Capital expenditures	(2,190)	(3,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) capital leases	(9)	9
Change in revolving credit facility and long-term borrowings — Net	(17,051)	1,227
Noncash option issuance charge	10,125	—
Other – Net	(738)	196

Net cash provided by (used in) financing activities	(7,673)	1,432

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(718)	819

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,133)	(515)
CASH AND CASH EQUIVALENTS — Beginning of period	3,486	1,637

CASH AND CASH EQUIVALENTS — End of period	$1,353	$1,122

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,293	$4,406

Cash paid (refunded) for income taxes — Net	$1,272	$(1,422)

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     Commercial Vehicle Group, Inc. and Subsidiaries (“CVG” or the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) designs and manufactures seat and seating systems, cab and trim systems, mirrors, wipers and controls for the North American heavy truck and specialty transportation markets. In addition, the Company manufactures seat systems for the worldwide construction and agriculture vehicle markets. The Company has operations located in Indiana, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington, Australia, Belgium, Sweden and the United Kingdom.

     The Company has prepared the condensed consolidated financial statements of CVG without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2003 consolidated financial statements and the notes thereto as filed with the SEC for the years ended December 31, 2001, 2002, and 2003.

     Revenue and operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     The Company was formed on August 22, 2000. On October 6, 2000, the Company acquired the assets of Bostrom plc in exchange for $83.6 million in cash and assumption of certain liabilities (the “Acquisition”). The source of the cash consisted of $49.8 million of debt and $33.8 million of equity. The Company had no operations prior to October 6, 2000.

     The Acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed by the Company were recorded at fair value as of the date of the Acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

     On March 28, 2003, the Company and Commercial Vehicle Systems Holdings, Inc. (“CVS”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into CVS. The holders of the outstanding shares of CVS received, in exchange, shares of the Company on a one-for-one basis resulting in the issuance of 4,870,228 shares of common stock. On May 20, 2004, the Company and Trim Systems, Inc. (“Trim”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into Trim (the CVS and Trim mergers are collectively referred to as the “Mergers”). The holders of the outstanding shares of Trim received, in exchange, shares of the Company on a ..099-for-one basis resulting in the issuance of 2,769,567 shares of common stock. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, the Mergers were accounted for as a combination of entities under common control. Thus, the accounts of CVS, Trim, and the Company were combined based upon their respective historical bases of accounting. The financial statements reflect the combined results of the Company, CVS and Trim as if the Mergers had occurred as of the beginning of the earliest period presented.

2. Inventories

     Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$21,679	$21,664
Work in process	1,762	1,781
Finished goods	6,342	6,222

	$29,783	$29,667

     Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

3. Stockholders’ Investment

     Common Stock — The authorized capital stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 13,778,599 shares outstanding at December 31, 2003 and 13,727,724 shares outstanding at June 30, 2004.

     Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding at December 31, 2003 and June 30, 2004.

     Earnings Per Share — Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the quarter in accordance with SFAS No. 128. Diluted earnings per share for the quarter and six months ended June 30, 2004 includes the effects of outstanding stock options and warrants using the treasury stock method. Potential common shares of 104,298 related to stock options and warrants were excluded from the computation of diluted earnings (loss) per share for the quarter ended June 30, 2004 and six months ended June 30, 2003, as inclusion of these shares would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stockholders — basic and diluted	$(877)	$1,521	$4,672	$(178)

Weighted average number of common shares outstanding	13,751	13,779	13,765	13,779
Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	—	104	104	—

Diluted shares outstanding	13,751	13,883	13,869	13,779

Basic earnings (loss) per share	$(0.06)	$0.11	$0.34	$(0.01)

Diluted earnings (loss) per share	$(0.06)	$0.11	$0.34	$(0.01)

     Stock Options and Warrants — In 1998, the Company issued options to purchase 38,601 shares of common stock at $9.43 per share, which are exercisable through December 2008, in connection with an acquisition. In addition, the Company has outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which are exercisable through June 2011. None of the initially granted options or warrants have been exercised as of June 30, 2004. The options and warrants were granted at exercise prices determined to be at or above fair value on the date of the grant.

     In May 2004, the Company granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten year term, with 50% of such options being immediately exercisable and the remaining 50% becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, the Company modified the terms of these options to be 100% vested immediately. The Company recorded a noncash compensation charge of $10.1 million, equal to the difference between $5.54 and the estimated fair market value.

     Dividends — The Company has not declared or paid any cash dividends in the past. The Company’s credit agreement prohibits the payment of cash dividends.

4. Restructuring and Integration

     Restructuring — In 2000, the Company recorded a $5.6 million restructuring charge as part of its cost and efficiency initiatives, closing two manufacturing facilities, two administrative centers, and reorganizing its manufacturing and administrative functions. Approximately $1.7 million of the charge was related to employee severance and associated benefits for the 225 terminated employees, approximately $2.6 million related to lease and other contractual commitments associated with the facilities, and approximately $1.3 million of asset impairments related to the write-down of assets. All employees were terminated by 2001. The contractual commitments continue through mid-2005.

     In 2001, the Company continued its cost and efficiency initiatives and closed a third manufacturing facility. Of the total $0.4 million restructuring charge, approximately $0.1 million related to employee severance and associated benefits for 77 employees and approximately $0.3 million related to lease and other contractual commitments associated with the facility. All employees were terminated by 2002. The contractual commitments continue through 2008.

     A summary of restructuring activities for the six months ended June 30, 2004 is as follows (in thousands):

	Facility Exit
	and Other
	Contractual
	Costs	Total
Balance — December 31, 2003	$787	$787
Usage/cash payments	(250)	(250)

Balance — June 30, 2004	$537	$537

     Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure of the Company and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At June 30, 2004, the Company had principally completed its actions under these plans, other than certain contractual commitments, which continue through 2008.

     A summary of restructuring activities for the six months ended June 30, 2004 is as follows (in thousands):

	Facility Exit
	and Other
	Contractual
	Costs	Total
Balance — December 31, 2003	$620	$620
Usage/cash payments	—	—

Balance — June 30, 2004	$620	$620

5. Debt

     Debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Revolving credit facilities, interest rates varying from 4.15% to 7.38% as of June 30, 2004 and from 4.89% to 7.75% as of December 31, 2003	$17,749	$26,530
Term loans, with principal and interest payable quarterly, with interest varying from 4.11% to 7.36% as of June 30, 2004 and from 4.89% to 7.29% as of December 31, 2003	65,731	73,640
Sterling loan notes	9,924	9,748
Other	6,510	6,517

	99,914	116,435
Less current maturities	15,698	15,231

	$84,216	$101,204

     Credit Agreement — The Company’s senior credit agreements consist of revolving credit facilities of $51.0 million and term loans of $106.4 million, of which approximately $91.4 million expires in January 2006 and approximately $66.0 million expires in June 2006. Quarterly repayments of approximately $3.3 million are required under the term loans. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company, as defined. The senior credit agreements contain various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also require the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA and a minimum level of net worth requirement. Compliance with respect to these covenants as of June 30, 2004 was achieved. Borrowings under the senior credit agreements are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at June 30, 2004 the Company has outstanding letters of credit of approximately $2.2 million expiring through 2008.

     One of the credit agreements provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of June 30, 2004, $15.0 million of revolving credit facility borrowings and $62.5 million of the term loans were denominated in U.S. dollars and $2.7 million of the revolving credit facility borrowings and $3.2 million of the term loans were denominated in British pounds sterling.

     During March 2003, in conjunction with the Company’s merger with CVS, the Company amended its Credit Agreement. Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company wrote off the unamortized cost of its old and new fees paid to the financial institution and third party fees related to the then existing Credit Agreement as a loss on extinguishment of debt. The third party fees related to the amended Credit Agreement were capitalized and are being amortized over the life of the amended Credit Agreement.

     Sterling Loan Notes — In conjunction with the acquisition of Bostrom plc, Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bear interest at LIBOR and are due December 31, 2004. The applicable interest rate was 7.4% at June 30, 2004. Each note holder may, as provided by British regulations, exercise a semiannual option to have the Company redeem the notes in multiples of £100. As of June 30, 2004, the Company had been notified of elections and redeemed approximately £4.3 million of loan notes through additional borrowings under its Credit Agreement.

     The Company has a provision in one of its senior credit agreements that allow it to borrow additional amounts under its term loan facility to repay Sterling loan note maturities; therefore, the Sterling loan notes have been classified as long-term debt in the consolidated balance sheets.

     Subordinated Debt — In June 2001, Onex Corporation, the controlling stockholder of the Company, and its affiliates (“Onex”) loaned the Company $7.0 million pursuant to a five-year promissory note. Interest, which was deferred in 2002, 2003 and through June 30, 2004, is prime plus 1.25%. The promissory note is collateralized by all assets of the Company and its subsidiaries and is subject to an intercreditor agreement between the Company, certain of its lenders, and Onex. Total accrued interest at June 30, 2004 was approximately $1.4 million. This amount is included in accrued liabilities in the accompanying consolidated balance sheet.

     In September 2002, the Company issued subordinated debt in the amount of $2.5 million to its principal stockholders, including Onex. The debt bears interest at 12.0% and matures September 30, 2006. Accrued interest over the term of the obligation is payable in kind (“PIK”) at maturity. Interest accrued during 2004 and added to principal was approximately $0.2 million. Total PIK interest accrued and added to principal at June 30, 2004 was approximately $0.6 million.

6. Goodwill

     Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired, which prior to the adoption on January 1, 2002, of SFAS No. 142, Goodwill and Intangible Assets, was being amortized on a straight-line basis over 40 years. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.

     The Company performs impairment tests annually during the second quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Based upon the Company’s annual impairment test as of June 30, 2004, no impairment of goodwill was deemed to have occurred. During the six months ended June 30, 2004, the Company increased goodwill by $0.5 million due to currency translation adjustments.

7. Comprehensive Income (Loss)

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in stockholders’ investment. The components of accumulated other comprehensive income (loss) consisted of the following as of June 30, 2004 (in thousands):

Foreign currency translation adjustment	$2,562
Minimum pension liability	(1,849)

$713

     Comprehensive income for the six month period ended June 30 is as follows (in thousands):

	2004	2003
Net income (loss)	$4,672	$(178)
Other comprehensive income:
Foreign currency translation adjustment	(612)	935
Derivative instruments	—	196

Comprehensive income	$4,060	$953

8. Commitments and Contingencies

     Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2004 (in thousands):

Balance — Beginning of period	$1,999
Additional provisions recorded	1,201
Deduction for payments made	(733)
Currency translation adjustment	8

Balance — End of period	$2,475

     Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of its foreign currency transaction exposures of its United Kingdom operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheets, with the offsetting noncash gain or loss included in the consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of the Company’s open foreign exchange contracts at June 30, 2004 (in thousands):

	June 30, 2004
			U.S. $
	Local		Equivalent
	Currency	U.S. $	Fair
	Amount	Equivalent	Value
Commitments to sell currencies:
U.S. dollar	$744	$987	$759
Eurodollar	47,372	59,870	59,659
Swedish krona	27,650	3,803	3,751
Japanese yen	3,605,000	37,613	35,417
Australian dollar	4,600	3,415	3,204
UK pound sterling	329	3	6

     The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $2.9 million is included in other assets in the condensed consolidated balance sheet at June 30, 2004.

     Litigation — The Company is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. Management believes that the Company maintains adequate insurance to cover these claims. The Company has established reserves for issues that are probable and estimatable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to the Company’s business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

9. Defined Benefit Plan and Postretirement Benefits

     The Company sponsors a defined benefit plan that covers certain hourly and salaried employees in the United Kingdom. The Company’s policy is to make annual contributions to the plan to fund the normal cost as required by local regulations. In addition, the Company has an informal postretirement medical benefit plan for certain retirees and their dependents of the U.S. operations, and has recorded a liability for its estimated obligation under this plan. The postretirement medical benefit plan covers certain former employees and is no longer available to current employees. The impact of the postretirement medical benefit plan was not significant as of and for the six months ended June 30, 2004.

     The components of net periodic benefit cost related to the defined benefit plan is as follows (in thousands):

	Six Months
	Ended June 30,
	2004	2003
Service cost	$597	$525
Interest cost	888	759
Expected return on plan assets	(888)	(673)
Recognized actuarial loss	124	182

Net periodic benefit cost	$720	$792

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.1 million to its pension plans in 2004. As of June 30, 2004, $0.6 million of contributions have been made to the pension plans. The Company anticipates contributing an additional $0.6 million to its pension plans in 2004 for total estimated contributions during 2004 of $1.2 million.

10. Related Party Transactions

     In addition to the items discussed in Note 5, the following related party transactions occurred during the six month periods ended June 30, 2004 and 2003:

•	The Company made payments of $0.7 million and $0.8 million to Hidden Creek Industries, an affiliate of the Company, for financing and acquisition-related services for the six month periods ended June 30, 2004 and 2003, respectively. These services are included in selling, general and administrative expenses in the consolidated statements of operations.

•	As of June 30, 2004, Onex controlled substantially all of the outstanding voting shares of the Company.

11. Subsequent Events

     On August 4, 2004, the Company reclassified all of its existing classes of common stock into one class of common stock and in connection therewith effected a 38.991-to-one stock split. The stock split has been reflected as of the beginning of all periods presented.

     On August 2, 2004, the Company effected the merger of the Company and Trim discussed in Note 1.

     On August 10, 2004, the Company completed its initial public offering of common stock at a price of $13.00 per share. Of the total shares offered, 3,125,000 were sold by the Company and 6,125,000 were sold by certain selling stockholders. Net proceeds to the Company of approximately $34.5 million were used to repay outstanding indebtedness and for general corporate purposes.

     On August 16, 2004, the underwriters, pursuant to their overallotment option, purchased an additional 1,034,500 shares of common stock resulting in net proceeds of approximately $12.5 million to the Company, which was used to further reduce outstanding indebtedness.

     In connection with its initial public offering, the Company entered into a new $105.0 million senior credit facility, consisting of a $65.0 million term loan and a $40.0 million revolving credit facility. Borrowings from the new credit facility together with proceeds from the initial public offering were used to repay all of the Company’s borrowings under its existing senior credit facilities and all of its subordinated indebtedness, including all deferred and paid-in-kind interest thereon.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

     We are a leading supplier of interior systems, vision safety solutions and other cab-related products for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction market and other specialized transportation markets. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors, wiper systems, controls and switches specifically designed for applications in commercial vehicle cabs. We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two positions in all of our major markets and that we are the only supplier in the North American commercial vehicle market that can offer complete interior systems including seats, interior trim and flooring.

     Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles.

     Although OEM demand for our products is directly correlated with new vehicle production, we also have the opportunity to grow through increasing our product content per vehicle through cross selling and bundling of products. We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins at least one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years.

     In sourcing products for a specific platform, the customer generally develops a proposed production timetable, including current volume and option mix estimates based on their own assumptions, and then sources business with the supplier pursuant to written contracts, purchase orders or other firm commitments in terms of price, quality, technology and delivery. In general, these contracts, purchase orders and commitments provide that the customer can terminate if a supplier does not meet specified quality and delivery requirements and, in many cases, they provide that the price will decrease over the proposed production timetable. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements of a particular product program rather than the supply of a specific quantity of products. Accordingly, in estimating awarded business over the life of a contract or other commitment, a supplier must make various assumptions as to the estimated number of vehicles expected to be produced, the timing of that production, mix of options on the vehicles produced and pricing of the products being supplied. The actual production volumes and option mix of vehicles produced by customers depend on a number of factors that are beyond a supplier’s control.

Basis of Presentation

     Onex Corporation, Hidden Creek Industries and certain other investors acquired Trim Systems in 1997 and each of Commercial Vehicle Systems and National/KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of Commercial Vehicle Systems and National/KAB Seating were formally combined under a single holding company, now known as Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting.

Results of Operations

     The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	82.2	83.0	82.1	83.8

Gross Profit	17.8	17.0	17.9	16.2
Selling, General and Administrative Expenses	7.3	8.1	8.0	8.5
Amortization Expense	0.1	0.1	0.1	0.1
Noncash Option Issuance Charge	10.7	0.0	5.6	0.0

Operating Income	(0.2)	8.8	4.3	7.6
Other (Income) Expense	(0.5)	0.1	(2.1)	1.8
Interest Expense	2.2	3.8	2.4	3.9
Loss on Early Extinguishment of Debt	0.0	0.0	0.0	2.2

Income (Loss) Before Income Taxes	(1.9)	4.9	4.0	(0.3)
Provision (Benefit) for Income Taxes	(1.0)	2.8	1.4	(0.2)

Net Income (Loss)	(0.9)%	2.1%	2.6%	(0.1)%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenues. Revenues increased $23.1 million, or 32.3%, to $94.5 million in the three months ended June 30, 2004 from $71.4 million in the three months ended June 30, 2003. This increase resulted primarily from a 40% increase in North American production and new business awards equating to $17.7 million of increased revenues, higher OEM sales in the European and Asian seating markets of $2.5 million and favorable foreign exchange fluctuations of $2.8 million. Demand for commercial vehicles is expected to continue to remain strong during the remainder of 2004 as compared to the last half of 2003 due to a variety of factors including the broad economic recovery in North America, the need to replace aging truck fleets as a result of under-investment, increasing freight volumes and increasing hauler profits.

     Gross Profit. Gross profit increased $4.7 million, or 38.7%, to $16.9 million in the three months ended June 30, 2004 from $12.2 million in the three months ended June 30, 2003. As a percentage of revenues, gross profit increased to 17.8% in the three months ended June 30, 2004 from 17.0% in the three months ended June 30, 2003. This increase resulted primarily from the revenue increases discussed above and our ability to convert profitability on the revenue increases due to fixed cost absorption and continuous improvement offset by the impact of steel surcharges that we are being assessed on certain of our purchases of steel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 18.4%, to $6.9 million in the three months ended June 30, 2004 from $5.8 million in the three months ended June 30, 2003. This increase resulted principally from increases in wages and general operational support and the addition of resources to accommodate product innovation and growth in the commercial vehicle sector.

     Amortization Expense. Amortization expense decreased 42.6%, to $27,000 in the three months ended June 30, 2004 from $47,000 in the three months ended June 30, 2003.

     Noncash Option Issuance Charge. To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options to purchase an aggregate of 910,869 shares of our new common stock to 16 members of our management team in May 2004. The exercise price for such options is $5.54 per share. As modified, such options have a ten-year term, with 100% of such options being currently exercisable. We incurred a noncash compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This noncash compensation charge equals the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.

     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $0.4 million gain in the three months ended June 30, 2004 and the $0.1 million loss in the three months ended June 30, 2003 primarily represent the non-cash change in value of the forward exchange contracts in existence at the end of each respective period.

Interest Expense. Interest expense decreased $0.6 million, or 23.3%, to $2.1 million in the three months ended June 30, 2004 from $2.7 million in the three months ended June 30, 2003. This decrease reflects a reduction in total debt during the respective periods.

Provision for Income Taxes. Our effective tax rate is 51.4% for the three months ended June 30, 2004 and 57.1% for the same period in 2003. An income tax benefit of $0.9 million in the three months ended June 30, 2004 compares to a provision for income tax of $2.0 million in the three months ended June 30, 2003.

Net Income. Net income decreased $2.4 million to a loss of ($0.9) million in the three months ended June 30, 2004, compared to $1.5 million in the three months ended June 30, 2003, primarily as a result of the factors discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenues. Revenues increased $42.7 million, or 31.0%, to $180.5 million in the six months ended June 30, 2004 from $137.8 million in the six months ended June 30, 2003. This increase resulted primarily from strong North American production and new business awards equating to $30.7 million of increased revenues, higher OEM sales in the European Asian seating markets of $5.7 million and favorable foreign exchange fluctuations of $6.3 million.

     Gross Profit. Gross profit increased $10.0 million, or 45.0%, to $32.3 million in the six months ended June 30, 2004 from $22.3 million in the six months ended June 30, 2003. As a percentage of revenues, gross profit increased to 17.9% in the six months ended June 30, 2004 from 16.2% in the six months ended June 30, 2003. This increase resulted primarily from the revenue increases discussed above and our ability to convert profitability on the revenue increases due to fixed cost absorption and continuous improvement.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 22.1%, to $14.4 million in the six months ended June 30, 2004 from $11.8 million in the six months ended June 30, 2003. This increase resulted principally from increases in wages and general operational support and the addition of resources to accommodate product innovation and growth in the commercial vehicle sector.

     Amortization Expense. Amortization expense decreased 32.3%, to $63,000 in the six months ended June 30, 2004 from $93,000 in the six months ended June 30, 2003.

     Noncash Option Issuance Charge. To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options to purchase an aggregate of 910,869 shares of our new common stock to 16 members of our management team in May 2004. The exercise price for such options is $5.54 per share. As modified, such options have a ten-year term, with 100% of such options being currently exercisable. We incurred a noncash compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This noncash compensation charge equals the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.

     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $3.7 million gain in the six months ended June 30, 2004 and the $2.5 million loss in the six months ended June 30, 2003 principally represent the non-cash change in value of the forward exchange contracts in existence at the end of each respective period.

     Interest Expense. Interest expense decreased $1.1 million, or 20.1%, to $4.3 million in the six months ended June 30, 2004 from $5.4 million in the six months ended June 30, 2003. This decrease reflects a reduction in total debt during the respective periods.

     Loss on Early Extinguishment of Debt. As part of the combination of Commercial Vehicle Systems and National/KAB Seating during March 2003, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the six months ended June 30, 2003 approximated $3.0 million.

     Provision for Income Taxes. Our effective tax rate is 34.7% for the six months ended June 30, 2004 and 57.1% for the six months ended June 30, 2003. Provision for income taxes increased $2.7 million to $2.5 million in the six months ended June 30, 2004, compared to an income tax benefit of ($0.2) million in the six months ended June 30, 2003 resulting from tax refunds received during the first quarter of 2003.

     Net Income. Net income increased $4.9 million to $4.7 million in the six months ended June 30, 2004, compared to a loss of ($0.2) million in the six months ended June 30, 2003, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

     For the six months ended June 30, 2004, we generated cash from operations of $8.4 million. For the six months ended June 30, 2003, we generated cash from operation of $0.3 million.

     Net cash used in investing activities was $2.2 million for the first six months of 2004 compared to $3.1 million during the comparable period in 2003 which was for capital expenditures. Capital expenditures were primarily for equipment and tooling purchases related to new or replacement programs and current equipment upgrades. We continue to focus on cash management and expect future annual capital expenditures to be below the level of our annual depreciation expense.

     Net cash used in financing activities totaled $7.7 million for the first six months of 2004 compared to net cash provided by financing activities of $1.4 million during the comparable period in 2003. The net cash used in 2004 was principally related to payments of outstanding borrowings under our senior credit facilities.

Debt and Credit Facilities

     As of June 30, 2004, our subsidiaries had an aggregate of $111.3 million of outstanding indebtedness excluding $2.2 million of outstanding letters of credit under various financing arrangements. Our subsidiaries were in compliance with all of their respective covenants as of June 30, 2004.

     In August 2004, in connection with our initial public offering, we entered into a new $105 million senior credit facility, consisting of a $65 million term loan and a $40 million revolving line of credit. We used borrowings under the term loan, together with proceeds of the offering to repay all of our existing borrowings under our existing senior credit facilities and to repay all of our existing subordinated indebtedness. In connection with this new senior credit facility, we expect to record a loss in the third quarter of 2004 on the early extinguishment of debt of approximately $1.1 million related to unamortized deferred financings fees.

     Under terms of our new senior credit facility, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $40.0 million. Borrowings under the new senior credit facility bear interest at a floating rate, which can initially be either the prime rate plus 1.00% per annum or LIBOR plus 2.25% per annum. After the first six months, the applicable margins to the prime rate and LIBOR borrowings will be adjusted based on our leverage ratio. The new senior credit facility contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $12.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarters(s) Ending	Leverage Ratio
9/30/04 and 12/31/04	3.00 to 1.00
3/31/05 through 12/31/05	2.75 to 1.00
3/31/06 through 12/31/06 and each fiscal quarter thereafter	2.50 to 1.00

     The new senior credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the new senior credit facility, and our indebtedness thereunder could be declared immediately due and payable. The new senior credit facility is collateralized by substantially all of our assets. The new senior credit facility also contains customary events of default.

     We believe that cash flow from operating activities together with available borrowings under our new senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements at least the next twelve months. We regularly review acquisition and additional opportunities, which may require additional debt or equity financing.

Off-Balance Sheet Arrangements

     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with issuers and for leases on equipment and facilities. These letters of credit contracts are usually extended on a year-to-year basis. As of June 30, 2004, we had outstanding letters of credit of $2.2 million. We do not believe that these letters of credit will be required to be drawn.

     We currently have no non-consolidated special purpose entity arrangements.

Critical Accounting Policies and Estimates

     Our significant accounting policies are more fully described in Note 2 of our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by us in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate estimates, including those related to revenue recognition and sales commitments, valuation of goodwill, accounting for income taxes and defined benefit pension plan assumptions. We base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in our financial statements. Ultimate results could differ from our estimates under different assumptions or conditions.

     Revenue Recognition and Sales Commitments. We recognize revenue as our products are shipped to our customers, which is when title passes to the customer for substantially all of our sales. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses was approximately $0.9 million at June 30, 2004. We believe such estimate is reasonable and we do not anticipate additional losses; however, any change in the estimate will result in a change in period income (loss). We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors.

     Valuation of Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002.

     Upon adoption of SFAS No. 142, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our three reporting units. Upon completion of the required assessments under SFAS No. 142, we determined that the fair market value of the goodwill assigned to two of our reporting units was lower than its book value, resulting in an after-tax transitional impairment charge of approximately $51.6 million. The write-off was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations for the quarter ended March 31, 2002. Under the valuation techniques and approach applied by us in our SFAS No. 142 analysis, a change in certain key assumptions applied, such as the discount rate, projected future cash flows and mix of cash flows by geographic region could significantly impact the results of our assessment. The estimates we used are based upon reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimating future cash flows and termination values.

     We perform impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon our 2004 annual assessment, no impairment of goodwill was deemed to have occurred.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate, including consideration of legal entity structure. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increases this allowance in a given period, we must include an expense within the tax provision in the statement of operations. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. We have recorded a valuation allowance of $3.8 million as of June 30, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily certain net operating loss carryovers and temporary differences at certain of our subsidiaries as a result of legal entity structuring and tax jurisdictions, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. In addition, future acquisitions or sale of our common stock may result in a change of ownership that may have an impact on our ability to use our net operating loss carryforwards and require the provision of an additional valuation allowance. The net deferred tax asset as of June 30, 2004 was $17.8 million, net of a valuation allowance of $3.8 million.

     Defined Benefit Pension Plan. We sponsor one defined benefit pension plan that covers certain of our hourly and salaried employees at our United Kingdom operations. Our policy is to make annual contributions to this plan to fund the normal cost as required by local regulations. In calculating obligation and expense, we are required to select certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. We have historically used December 31 as our annual measurement date. For 2003, we assumed a discount rate of 5.75% to determine our benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate would have increased our expense by $0.7 million and our benefit obligation by $6.1 million.

     We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase) a one percentage point decrease in the expected long-term rate of return on plan assets related to would have increased our expense by $0.2 million. We expect to contribute $1.2 million to our pension plans in 2004.

     We employ a total return investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At December 31, 2003, our pension assets are comprised of 50% equity securities, 27% debt securities and 23% other investments.

     While any negative impact of these Critical Accounting Policies would generally result in non-cash charges to earnings, the severity of any charge and its impact on stockholders’ investment could adversely affect our borrowing agreements, cost of capital and ability to raise external capital. Our senior management has reviewed these Critical Accounting Policies with the audit committee of our board of directors, and the audit committee has reviewed its disclosure in this management discussion and analysis.

Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do enter into financial instruments, from time to time, to manage and reduce the impact of changes in foreign currency exchange rates and interest rates and to hedge a portion of future anticipated currency transactions of our United Kingdom operations. The counterparties are major financial institutions.

     At June 30, 2004, we had no interest protection agreements outstanding. Outstanding foreign currency forward exchange contracts at June 30, 2004 are more fully described in our notes to our financial statements. The fair value of these contracts at June 30, 2004 amounted to a net asset of $2.9 million, which is reflected in other assets in our condensed June 30, 2004 balance sheet. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a non-cash charge (income) in our statement of operations. We may designate future forward exchange contracts as cash flow hedges.

     Foreign Currency Risk. Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge foreign currency translation exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in our balance sheets, with the offsetting noncash gain or loss included in our statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

     Our primary exposures to foreign currency exchange fluctuations are pound sterling/Eurodollar and pound sterling/Japanese yen. At June 30, 2004, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would not have been significant. The foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

     Foreign Currency Transactions. A significant portion of our revenues during the quarter ended June 30, 2004 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are principally measured in their respective currency and translated into U.S. dollars. A significant portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. A significant portion of our assets at June 30, 2004 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Effects of Inflation. Inflation potentially affects us in two principal ways. First, a significant portion of our debt is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, however, inflation has not been a significant factor.

Forward-Looking Statements

     All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company’s ability to develop or successfully introduce new products; (ii) general economic or business conditions affecting the heavy-duty truck market; (iii) increased competition in the heavy-duty truck market; and (iv) the Company’s failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “Market Risk” section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4: CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings:

None of significance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

(1) On August 4, 2004, in connection with our initial public offering, each share of our then outstanding six classes of common stock (designated as Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D-1 Common Stock, Class D-2 Common Stock and Class E Common Stock) was reclassified and converted into 38.991 shares of our sole remaining class of common stock.

(2) On May 20, 2004, we entered into an Agreement and Plan of Merger whereby a wholly owned subsidiary of the Company was merged into Trim Systems, Inc. Pursuant to the merger, the holders of the outstanding shares and warrants of Trim Systems received shares of the Company on a .099-for-one basis, resulting in the issuance of 41,626.56 shares of our Class A Common Stock, 27,932.06 shares of our Class B Common Stock and 5,568.75 shares of our Class C Common Stock. The exchange ratio was established based on the relative value of the two businesses at the time of the execution of the merger agreement. Customary valuation methodologies were utilized to determine such relative values.

(3) On May 20, 2004, to reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, our board of directors granted options to purchase an aggregate of 910,869 shares of our common stock to 16 members of our management team at exercise price of $5.54 per share (after giving effect to the reclassification and stock split). Such options have a ten-year term and 100% of such options are currently exercisable.

The sales of the above securities were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

(b) We completed a registered public offering on August 10, 2004. The SEC declared the Registration Statement for this offering (Form S-1, File Number 333-115708) effective on August 4, 2004. Pursuant to the Registration Statement, we registered 10,637,500 shares of common stock, including 3,125,000 shares to be sold by the Company, 6,125,000 to be sold by existing stockholders and an additional 1,387,500 shares to be sold by the Company subject to an underwriters’ over-allotment option. At a public offering price of $13.00 per share, the aggregate price of the amounts registered were $40,625,000 for the 3,125,000 shares to offered by the Company, $79,625,000 for the 6,125,000 shares to be offered by the selling stockholders and $18,037,500 for the additional 1,387,500 shares to be sold by the Company subject to the exercise of the underwriters’ over-allotment option.

On August 10, 2004 the 3,125,000 shares offered by the Company and the 6,125,000 shares offered by the existing shareholders were sold to the underwriters and issued to the public at an aggregate offering price of $120,250,000. On August 23, 2004, the underwriters exercised their over-allotment option and purchased an additional 1,034,500 shares of common stock from the Company, which were then issued to the public at an aggregate offering price of $13,448,500. The underwriters for these transactions were Credit Suisse First Boston LLC, Robert W. Baird & Co. Incorporated, Lehman Brothers Inc. and RBC Capital Markets Corporation.

Our expenses for these transactions included $9,334,406.25 for underwriting discounts and commissions and approximately $2.0 million of other expenses, for a total of approximately $11.3 million. Of the foregoing expenses, $2,333,601.56 was paid to Robert W. Baird & Co. Incorporated who, together with its affiliates, owned more than 10% of our equity securities. No other expenses were paid to any of our officers, directors, 10% or greater stockholders or affiliates. All of these expenses were paid directly to the recipients. )

After payment of the foregoing expenses, we received approximately $48.9 million in net proceeds from these transactions. As of September 15, 2004, we had used the net proceeds to repay approximately $11.2 million of subordinated indebtedness and approximately $25.2 million to reduce borrowings under our credit facilities. Of these amounts, the following payments were made to persons who held 10% or more of our equity securities or to our affiliates:

Stockholder	Amount
Onex American Holdings II LLC and affiliated investors	$20,115,772
Hidden Creek Industries	1,857,728
Affiliates of J2R Partners VI and J2R Partners VII	499,555
Baird Capital Partners III, L.P. and its affiliates	766,826
Norwest Equity Partners VII L.P.	766,826

Total	$23,696,326

The remainder of the proceeds are currently being used for working capital.

Item 3.	Defaults Upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

On May 20, 2004, our stockholders acted by written consent to:

(1) Approve an amendment to our Certificate of Incorporation changing our name from Bostrom Holding, Inc. to Commercial Vehicle Group, Inc. and increasing our authorized shares of Class B Common Stock from 150,000 shares to 170,000 shares; and

(2) Adopt our Management Stock Option Plan

The results of the voting from stockholders that returned written consents for the actions listed above were 268,205.21 for and none against.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K:

	(a)	Exhibits:

		3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc.

		3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc.

		10.1	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the Banks.

		10.2	Underwriting Agreement, dated August 4, 2004, among Commercial Vehicle Group, Inc., the selling stockholders listed in Schedule A thereto and Credit Suisse First Boston LLC, as representative of the several underwriters.

		10.3	Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems.

		10.4	Management Stockholders Agreement, dated as of August 9, 2004, among Commercial Vehicle Group, Inc., Onex American Holdings II LLC and the individuals named on Schedule I thereto.

		10.5	Commercial Vehicle Group, Inc. Equity Incentive Plan.

		10.6	Recapitalization Agreement, dated as of August 4, 2004, by and among Commercial Vehicle Group, Inc. and the stockholders listed on the signatory pages thereto.

		31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

		31.2	Certification by Chad M. Utrup, Vice President of Finance and Chief Financial Officer.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: September 17, 2004	By	/s/ Chad M. Utrup Chad M. Utrup
Chief Financial Officer