Form 10-Q
period 2004-09-30
Commercial Vehicle Group, Inc.
filed 2004-11-01
CIK 1290900

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 000-50890

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 6530 West Campus Way New Albany, Ohio (Address of principal executive offices)	41-1990662 (I.R.S. Employer Identification No.) 43054 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at October 29, 2004 was 17,987,497 shares

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

     ITEM 1 – FINANCIAL INFORMATION

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts – unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$98,713	$71,707	$279,193	$209,498
COST OF SALES	80,484	58,626	228,622	174,110

Gross Profit	18,229	13,081	50,571	35,388
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,918	5,758	21,282	17,520
NONCASH OPTION ISSUANCE CHARGE	—	—	10,125	—
AMORTIZATION EXPENSE	22	46	85	139

Operating Income	11,289	7,277	19,079	17,729
OTHER (INCOME) EXPENSE	1,166	(1,307)	(2,533)	1,157
INTEREST EXPENSE	1,599	2,216	5,938	7,646
LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,605	—	1,605	2,972

Income before income taxes	6,919	6,368	14,069	5,954
PROVISION FOR INCOME TAXES	73	3,634	2,551	3,397

NET INCOME	$6,846	$2,734	$11,518	$2,557

BASIC EARNINGS PER SHARE	$0.42	$0.20	$0.79	$0.19

DILUTED EARNINGS PER SHARE	$0.42	$0.20	$0.78	$0.18

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,750	$3,486
Accounts receivable — net of allowance for doubtful accounts of $2,757 and $2,531	52,810	40,211
Inventories	30,246	29,667
Prepaid expenses and other current assets	6,242	3,754
Deferred income taxes	4,156	5,995

Total current assets	111,204	83,113
PROPERTY, PLANT AND EQUIPMENT — Net	31,630	33,492
GOODWILL	83,114	82,872
DEFERRED INCOME TAXES	13,842	9,011
OTHER ASSETS — Net	4,380	2,007

	$244,170	$210,495

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,000	$15,231
Accounts payable	32,531	23,310
Accrued liabilities	22,254	16,356

Total current liabilities	61,785	54,897

LONG-TERM DEBT — Net	71,344	101,204
SUBORDINATED DEBT DUE TO RELATED PARTIES	—	11,039
OTHER LONG-TERM LIABILITIES	8,022	8,549

Total liabilities	141,151	175,689
COMMITMENTS AND CONTINGENCIES (Notes 3, 8, 9, and 10)
STOCKHOLDERS’ INVESTMENT
Common stock, $0.01 par value per share; 30,000,000 shares authorized; 17,987,497 and 13,778,599 outstanding	180	138
Additional paid-in capital	123,698	76,803
Accumulated deficit	(21,385)	(43,028)
Stock subscriptions receivable	(187)	(430)
Accumulated other comprehensive income	713	1,323

Total stockholders’ investment	103,019	34,806

	$244,170	$210,495

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands – unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,518	$2,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,829	6,169
Noncash amortization of debt financing costs	408	395
Noncash option issuance charge	10,125	—
Loss on early extinguishment of debt	1,031	2,053
Deferred income tax benefit	(2,993)	(2,255)
Noncash (gain) loss on forward exchange contracts	(2,554)	817
Noncash interest expense on subordinated debt	481	562
Change in other operating items	(2,330)	(6,750)

Net cash provided by (used in) operating activities	21,515	3,548

CASH FLOWS USED IN INVESTING ACTIVITIES — Capital expenditures	(3,901)	(3,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(12)	(16)
Change in revolving credit facility and long-term borrowings — Net	(49,892)	(1,445)
Proceeds from issuance of common stock	47,168	—
Other – Net	10	—

Net cash used in financing activities	(2,726)	(1,461)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(624)	1,231

NET DECREASE IN CASH AND CASH EQUIVALENTS	14,264	(558)
CASH AND CASH EQUIVALENTS — Beginning of period	3,486	1,637

CASH AND CASH EQUIVALENTS — End of period	$17,750	$1,079

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,416	$6,312

Cash paid (refunded) for income taxes — Net	$2,605	$(1,075)

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     Commercial Vehicle Group, Inc. and Subsidiaries (“CVG” or the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) designs and manufactures seat and seating systems, cab and trim systems, mirrors, wipers and controls for the North American heavy truck and specialty transportation markets. In addition, the Company manufactures seat systems for the worldwide construction and agriculture vehicle markets. The Company has operations located in Indiana, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington, Australia, Belgium, Sweden, the United Kingdom and China.

     The Company has prepared the condensed consolidated financial statements of CVG without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2003 consolidated financial statements and the notes thereto as filed with the SEC.

     Revenue and operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

     On March 28, 2003, the Company and Commercial Vehicle Systems Holdings, Inc. (“CVS”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into CVS. The holders of the outstanding shares of CVS received, in exchange, shares of the Company on a one-for-one basis resulting in the issuance of 4,870,228 shares of common stock. On May 20, 2004, the Company and Trim Systems, Inc. (“Trim”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into Trim. On August 2, 2004, the Trim merger was effected (the CVS and Trim mergers are collectively referred to as the “Mergers”). The holders of the outstanding shares of Trim received, in exchange, shares of the Company on a .099-for-one basis resulting in the issuance of 2,769,567 shares of common stock. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, the Mergers were accounted for as a combination of entities under common control. Thus, the accounts of CVS, Trim, and the Company were combined based upon their respective historical bases of accounting. The financial statements reflect the combined results of the Company, CVS and Trim as if the Mergers had occurred as of the beginning of the earliest period presented.

     On August 4, 2004, the Company reclassified all of its existing classes of common stock into one class of common stock and in connection therewith effected a 38.991-to-one stock split. The stock split has been reflected as of the beginning of all periods presented.

     On August 10, 2004, the Company completed its initial public offering of common stock at a price of $13.00 per share. Of the total shares offered, 3,125,000 were sold by the Company and 6,125,000 were sold by certain selling stockholders. Net proceeds to the Company of approximately $34.6 million were used to repay outstanding indebtedness.

     On August 23, 2004, the underwriters, pursuant to their overallotment option, purchased an additional 1,034,500 shares of common stock resulting in net proceeds of approximately $12.6 million to the Company, which was used to further reduce outstanding indebtedness and for general corporate purposes.

2. Inventories

     Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	Sept. 30,	December 31,
	2004	2003
Raw materials	$21,591	$21,664
Work in process	1,979	1,781
Finished goods	6,676	6,222

	$30,246	$29,667

     Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

3. Stockholders’ Investment

     Common Stock — The authorized capital stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 13,778,599 shares outstanding at December 31, 2003 and 17,987,497 shares outstanding at September 30, 2004.

     Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding at December 31, 2003 and September 30, 2004.

     Earnings Per Share — Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the quarter in accordance with SFAS No. 128. Diluted earnings per share for the quarter and nine months ended September 30, 2004 and 2003 includes the effects of outstanding stock options and warrants using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income applicable to common stockholders — basic and diluted	$6,846	$2,734	$11,518	$2,557

Weighted average number of common shares outstanding	16,200	13,779	14,576	13,779
Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	234	104	148	104

Diluted shares outstanding	16,434	13,883	14,724	13,883

Basic earnings per share	$0.42	$0.20	$0.79	$0.19

Diluted earnings per share	$0.42	$0.20	$0.78	$0.18

     Stock Options and Warrants — In 1998, in connection with an acquisition the Company issued options to purchase 38,601 shares of common stock at $9.43 per share, which are exercisable through December 2008. In addition, the Company has outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which are exercisable through June 2011. None of the initially granted options or warrants have been exercised as of September 30, 2004. The options and warrants were granted at exercise prices determined to be at or above fair value on the date of the grant.

     In May 2004, the Company granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten year term. As issued, 50% of such options were immediately exercisable and the remaining 50% would have become exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, the Company modified the terms of these options to be 100% vested immediately. The Company recorded a noncash compensation charge of $10.1 million, equal to the difference between $5.54 and the estimated fair market value.

     Dividends — The Company has not declared or paid any cash dividends in the past. The Company’s credit agreement prohibits the payment of cash dividends.

4. Restructuring and Integration

     Restructuring — In 2000, the Company recorded a $5.6 million restructuring charge as part of its cost and efficiency initiatives, which included closing two manufacturing facilities, two administrative centers, and reorganizing its manufacturing and administrative functions. Approximately $1.7 million of the charge was related to employee severance and associated benefits for the 225 terminated employees, approximately $2.6 million related to lease and other contractual commitments associated with the facilities and approximately $1.3 million related to asset impairments in connection with the write-down of assets. All employees were terminated by 2001. The contractual commitments continue through mid-2005.

     In 2001, the Company continued its cost and efficiency initiatives and closed a third manufacturing facility and recorded a $0.4 million restructuring charge. Approximately $0.1 million related to employee severance and associated benefits for 77 employees and approximately $0.3 million related to lease and other contractual commitments associated with the facility. All employees were terminated by 2002.

     A summary of restructuring activities for the nine months ended September 30, 2004 is as follows (in thousands):

	Facility Exit
	and Other
	Contractual
	Costs	Total
Balance — December 31, 2003	$787	$787
Usage/cash payments	(372)	(372)

Balance — September 30, 2004	$415	$415

     Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure of the Company and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At September 30, 2004, the Company had principally completed its actions under these plans, other than certain contractual commitments, which continue through 2008.

     A summary of restructuring activities for the nine months ended September 30, 2004 is as follows (in thousands):

	Facility Exit
	and Other
	Contractual
	Costs	Total
Balance — December 31, 2003	$620	$620
Usage/cash payments	—	—

Balance — September 30, 2004	$620	$620

5. Debt

     Debt consisted of the following (in thousands):

	Sept. 30,	December 31,
	2004	2003
Revolving credit facilities, interest rates varying from 4.43% to 7.58% as of September 30, 2004 and from 4.89% to 7.75% as of December 31, 2003	$5,139	$26,530
Term loans, with principal and interest payable quarterly, with interest varying from 4.41% to 7.79% as of September 30, 2004 and from 4.89% to 7.29% as of December 31, 2003	64,692	73,640
Sterling loan notes	2,007	9,748
Other	6,506	6,517

	78,344	116,435
Less current maturities	7,000	15,231

	$71,344	$101,204

     Credit Agreement — In connection with its initial public offering, the Company entered into a new $105.0 million senior credit facility, consisting of a $65.0 million term loan and a $40.0 million revolving credit facility. Borrowings from the new credit facility together with proceeds from the initial public offering were used to repay all of the Company’s borrowings under its existing senior credit facilities and all of its subordinated indebtedness, including all deferred and paid-in-kind interest thereon. Quarterly repayments of approximately $1.75 million are required under the term loans for the first 4 quarters beginning with the first payment in December, 2004. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. The senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. Compliance with respect to these covenants as of September 30, 2004 was achieved. Borrowings under the senior credit facility are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at September 30, 2004 the Company had outstanding letters of credit of approximately $3.6 million expiring through 2009.

     The credit facility provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of September 30, 2004, no revolving credit facility borrowings and $52.0 million of the term loans were denominated in U.S. dollars and $5.1 million of the revolving credit facility borrowings and $12.7 million of the term loans were denominated in British pounds sterling.

     During August 2004, in conjunction with the Company’s initial public offering and merger with Trim, the Company entered into a new Credit Agreement. Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company wrote off the unamortized cost of its old and new fees paid to the financial institution and third party fees related to the then existing Credit Agreement as a loss on extinguishment of debt. The third party fees related to the new Credit Agreement were capitalized and are being amortized over the life of the new Credit Agreement.

     Sterling Loan Notes — In conjunction with the acquisition of Bostrom plc, Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bear interest at LIBOR plus applicable margins and are due December 31, 2004. The effective interest rate was 8.1% at September 30, 2004. Each note holder may, as provided by British regulations, exercise a semiannual option to have the Company redeem the notes in multiples of £100. As of September 30, 2004, the Company had been notified of elections and redeemed approximately £4.3 million of loan notes through additional borrowings under its Credit Agreement.

     The Company has a provision in its credit facility that allows it to borrow additional amounts under its revolving credit facility to repay Sterling loan note maturities; therefore, the Sterling loan notes have been classified as long-term debt in the consolidated balance sheets.

     Subordinated Debt — In June 2001, Onex Corporation, the controlling stockholder of the Company, and its affiliates (“Onex”) loaned the Company $7.0 million pursuant to a five-year promissory note. Interest, which was deferred in 2002, 2003 and through August 10, 2004, was prime plus 1.25%. The promissory note was collateralized by all assets of the Company and its subsidiaries and was subject to an intercreditor agreement between the Company, certain of its lenders, and Onex. This loan plus accrued interest was repaid on August 10, 2004 with proceeds from the Company’s initial public offering.

     In September 2002, the Company issued subordinated debt in the amount of $2.5 million to its principal stockholders, including Onex. The debt bore interest at 12.0% and would have matured June 30, 2006. Accrued interest over the term of the obligation was payable in kind (“PIK”) at maturity. Interest accrued during 2004 and added to principal was approximately $0.2 million. This debt plus PIK interest was repaid on August 10, 2004 with proceeds from the Company’s initial public offering.

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

     The Company performs impairment tests annually during the second quarter and whenever events or circumstances occur indicating that goodwill might be impaired. Based upon the Company’s annual impairment test as of June 30, 2004, no impairment of goodwill was deemed to have occurred. During the nine months ended September 30, 2004, the Company increased goodwill by $0.2 million due to currency translation adjustments.

7. Comprehensive Income (Loss)

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in stockholders’ investment. The components of accumulated other comprehensive income (loss) consisted of the following as of September 30, 2004 (in thousands):

Foreign currency translation adjustment	$2,562
Minimum pension liability	(1,849)

$713

     Comprehensive income for the nine month period ended September 30 is as follows (in thousands):

	2004	2003
Net income	$11,518	$2,557
Other comprehensive income:
Foreign currency translation adjustment	(610)	1,279
Derivative instruments	—	196

Comprehensive income	$10,908	$4,032

8. Commitments and Contingencies

     Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2004 (in thousands):

Balance — Beginning of period	$1,999
Additional provisions recorded	1,690
Deduction for payments made	(1,278)
Currency translation adjustment	5

Balance — End of period	$2,416

     Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of the foreign currency transaction exposures of its United Kingdom operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheets, with the offsetting noncash gain or loss included in the consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of the Company’s open foreign exchange contracts at September 30, 2004 (in thousands):

	September 30, 2004
			U.S. $
	Local		Equivalent
	Currency	U.S. $	Fair
	Amount	Equivalent	Value
Commitments to sell currencies:
U.S. dollar	$505	$597	$505
Eurodollar	52,210	65,571	66,405
Swedish krona	24,750	3,366	3,421
Japanese yen	3,767,000	38,861	36,364
Australian dollar	4,050	2,950	2,912

     The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $1.7 million is included in other assets in the condensed consolidated balance sheet at September 30, 2004.

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

9. Defined Benefit Plan and Postretirement Benefits

     The Company sponsors a defined benefit plan that covers certain hourly and salaried employees in the United Kingdom. The Company’s policy is to make annual contributions to the plan to fund the normal cost as required by local regulations. In addition, the Company has an informal postretirement medical benefit plan for certain retirees and their dependents of the U.S. operations, and has recorded a liability for its estimated obligation under this plan. The postretirement medical benefit plan covers certain former employees and is no longer available to current employees. The impact of the postretirement medical benefit plan was not significant as of and for the nine months ended September 30, 2004.

     The components of net periodic benefit cost related to the defined benefit plan is as follows (in thousands):

	Nine Months
	Ended Sept. 30,
	2004	2003
Service cost	$885	$796
Interest cost	1,317	1,151
Expected return on plan assets	(1,317)	(1,021)
Recognized actuarial loss	184	274

Net periodic benefit cost	$1,069	$1,200

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1.1 million to its pension plans in 2004. As of September 30, 2004, $0.9 million of contributions have been made to the pension plans. The Company anticipates contributing an additional $0.3 million to its pension plans in 2004 for total estimated contributions during 2004 of $1.2 million.

10. Related Party Transactions

     In addition to the items discussed in Note 5, the following related party transactions occurred during the nine month periods ended September 30, 2004 and 2003:

•	The Company made payments of $1.1 million and $1.2 million to Hidden Creek Industries, an affiliate of the Company, for financing and acquisition-related services for the nine month periods ended September 30, 2004 and 2003, respectively. These services are included in selling, general and administrative expenses in the consolidated statements of operations.

•	As of September 30, 2004, Onex controlled 26% of the outstanding voting shares of the Company.

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

     Although original equipment manufacturer (“OEM”) demand for our products is directly correlated with new vehicle production, we also have the opportunity to grow through increasing our product content per vehicle through cross selling and bundling of products. We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins at least one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years.

     In sourcing products for a specific platform, the customer generally develops a proposed production timetable, including current volume and option mix estimates based on their own assumptions, and then sources business with the supplier pursuant to written contracts, purchase orders or other firm commitments in terms of price, quality, technology and delivery. In general, these contracts, purchase orders and commitments provide that the customer can terminate if a supplier does not meet specified quality and delivery requirements and, in many cases, they provide that the price will decrease over the proposed production timetable. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. Accordingly, in estimating awarded business over the life of a contract or other commitment, a supplier must make various assumptions as to the estimated number of vehicles expected to be produced, the timing of that production, mix of options on the vehicles produced and pricing of the products being supplied. The actual production volumes and option mix of vehicles produced by customers depend on a number of factors that are beyond a supplier’s control.

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

Results of Operations

     The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	81.5	81.8	81.9	83.1

Gross Profit	18.5	18.2	18.1	16.9
Selling, General and Administrative Expenses	7.0	8.0	7.6	8.4
Noncash Option Issuance Charge	0.0	0.0	3.6	0.0
Amortization Expense	0.0	0.1	0.0	0.1

Operating Income	11.4	10.1	6.8	8.5
Other (Income) Expense	1.2	(1.8)	(0.9)	0.6
Interest Expense	1.6	3.1	2.1	3.6
Loss on Early Extinguishment of Debt	1.6	0.0	0.6	1.4

Income Before Income Taxes	7.0	8.9	5.0	2.8
Provision for Income Taxes	0.1	5.1	0.9	1.6

Net Income	6.9%	3.8%	4.1%	1.2%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues. Revenues increased $27.0 million, or 37.7%, to $98.7 million in the three months ended September 30, 2004 from $71.7 million in the three months ended September 30, 2003. This increase resulted primarily from a 45% increase in North American production and new business awards equating to approximately $21.3 million of increased revenues, higher OEM sales in the European and Asian seating markets of approximately $2.6 million and favorable foreign exchange fluctuations of approximately $3.1 million. Demand for commercial vehicles is expected to continue to remain strong during the remainder of 2004 as compared to 2003 due to a variety of factors including the broad economic recovery in North America, the need to replace aging truck fleets as a result of under-investment, increasing freight volumes and increasing hauler profits.

     Gross Profit. Gross profit increased $5.1 million, or 39.4%, to $18.2 million in the three months ended September 30, 2004 from $13.1 million in the three months ended September 30, 2003. As a percentage of revenues, gross profit increased to 18.5% in the three months ended September 30, 2004 from 18.2% in the three months ended September 30, 2003. This increase resulted primarily from the revenue increases discussed above and our ability to convert profitability on the revenue increases due to fixed cost absorption and continuous improvement offset by the impact of steel surcharges that we are being assessed on certain of our purchases of steel.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 20.1%, to $6.9 million in the three months ended September 30, 2004 from $5.8 million in the three months ended September 30, 2003. This increase resulted principally from increases in wages and general operational support and the addition of resources to accommodate product innovation and growth in the commercial vehicle sector.

     Amortization Expense. Amortization expense decreased 52.2%, to $22 thousand in the three months ended September 30, 2004 from $46 thousand in the three months ended September, 2003.

     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $1.2 million loss in the three months ended September 30, 2004 and the $1.3 million gain in the three months ended September 30, 2003 primarily represent the non-cash change in value of the forward exchange contracts in existence at the end of each respective period.

     Interest Expense. Interest expense decreased $0.6 million, or 27.8%, to $1.6 million in the three months ended September 30, 2004 from $2.2 million in the three months ended September 30, 2003. This decrease reflects a reduction in total debt during the respective periods.

     Loss on Early Extinguishment of Debt. As part of the combination of CVG and Trim Systems, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the nine months ended September 30, 2004 approximated $1.6 million.

     Provision for Income Taxes. Our effective tax rate is 1.1% for the three months ended September 30, 2004 and 57.1% for the same period in 2003. An income tax provision of $73 thousand in the three months ended September 30, 2004 compares to a provision for income tax of $3.6 million in the three months ended September 30, 2003. The decrease during the three months ended September 30, 2004 is primarily related to the utilization of net operating loss carryforwards during the period.

     Net Income. Net income increased $4.1 million to $6.8 million in the three months ended September 30, 2004, compared to $2.7 million in the three months ended September 30, 2003, primarily as a result of the factors discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenues. Revenues increased $69.7 million, or 33.3%, to $279.2 million in the nine months ended September 30, 2004 from $209.5 million in the nine months ended September 30, 2003. This increase resulted primarily from strong North American production and new business awards equating to $51.9 million of increased revenues, higher OEM sales in the European and Asian seating markets of $8.4 million and favorable foreign exchange fluctuations of $9.4 million.

     Gross Profit. Gross profit increased $15.2 million, or 42.9%, to $50.6 million in the nine months ended September 30, 2004 from $35.4 million in the nine months ended September 30, 2003. As a percentage of revenues, gross profit increased to 18.1% in the nine months ended September 30, 2004 from 16.9% in the nine months ended September 30, 2003. This increase resulted primarily from the revenue increases discussed above and our ability to convert profitability on the revenue increases due to fixed cost absorption and continuous improvement.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.8 million, or 21.5%, to $21.3 million in the nine months ended September 30, 2004 from $17.5 million in the nine months ended September 30, 2003. This increase resulted principally from increases in wages and general operational support and the addition of resources to accommodate product innovation and growth in the commercial vehicle sector.

     Amortization Expense. Amortization expense decreased 38.8%, to $85 thousand in the nine months ended September 30, 2004 from $139 thousand in the nine months ended September 30, 2003.

     Noncash Option Issuance Charge. To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options to purchase an aggregate of 910,869 shares of our common stock to 16 members of our management team in May 2004. The exercise price for such options is $5.54 per share. Such options have a ten-year term, with 100% of such options being currently exercisable. We incurred a noncash compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This noncash compensation charge equals the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.

     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $2.5 million gain in the nine months ended September 30, 2004 and the $1.2 million loss in the nine months ended September 30, 2003 principally represent the non-cash change in value of the forward exchange contracts in existence at the end of each respective period.

     Interest Expense. Interest expense decreased $1.7 million, or 22.3%, to $5.9 million in the nine months ended September 30, 2004 from $7.6 million in the nine months ended September 30, 2003. This decrease reflects a reduction in total debt during the respective periods.

     Loss on Early Extinguishment of Debt. As part of the combination of CVG and Trim Systems, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the nine months ended September 30, 2004 approximated $1.6 million.

     Provision for Income Taxes. Our effective tax rate is 18.1% for the nine months ended September 30, 2004 and 57.1% for the nine months ended September 30, 2003. Provision for income taxes decreased $0.8 million to $2.6 million in the nine months ended September 30, 2004, compared to $3.4 million in the nine months ended September 30, 2003. The decrease during the nine months ended September 30, 2004 is primarily related to the utilization of net operating loss carryforwards during the period.

     Net Income. Net income increased $8.9 million to $11.5 million in the nine months ended September 30, 2004, compared to $2.6 million in the nine months ended September 30, 2003, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

     For the nine months ended September 30, 2004, we generated cash from operations of $11.4 million. For the nine months ended September 30, 2003, we generated cash from operation of $3.5 million.

     Net cash used in investing activities was $3.9 million for the first nine months of 2004 and the comparable period in 2003. The amounts used reflect both capital expenditures and equipment and tooling purchases related to new or replacement programs and current equipment upgrades.

     Net cash used in financing activities totaled $2.7 million for the first nine months of 2004 compared to net cash used by financing activities of $1.5 million during the comparable period in 2003. The net cash used in 2004 was principally related to the repayment of the credit facility in connection with the IPO.

Debt and Credit Facilities

     As of September 30, 2004, our subsidiaries had an aggregate of $78.3 million of outstanding indebtedness excluding $3.6 million of outstanding letters of credit under various financing arrangements. Our subsidiaries were in compliance with all of their respective covenants as of September 30, 2004.

     In August 2004, in connection with our initial public offering, we entered into a new $105 million senior credit facility, consisting of a $65 million term loan and a $40 million revolving line of credit. We used borrowings under the term loan, together with proceeds of the offering to repay all of our existing borrowings under our existing senior credit facilities and to repay all of our existing subordinated indebtedness. In connection with this new senior credit facility, we recorded a loss in the third quarter of 2004 on the early extinguishment of debt of approximately $1.1 million related to unamortized deferred financings fees.

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

     We believe that cash flow from operating activities together with available borrowings under our new senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and additional opportunities, which may require additional debt or equity financing.

Off-Balance Sheet Arrangements

     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with issuers and for leases on equipment and facilities. These letters of credit contracts are usually extended on a year-to-year basis. As of September 30, 2004, we had outstanding letters of credit of $3.6 million. We do not believe that these letters of credit will be required to be drawn.

     We currently have no non-consolidated special purpose entity arrangements.

Critical Accounting Policies and Estimates

     Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by us in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate estimates, including those related to revenue recognition and sales commitments, valuation of goodwill, accounting for income taxes and defined benefit pension plan assumptions. We base our estimates on historical experience and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in our financial statements. Ultimate results could differ from our estimates under different assumptions or conditions.

     Revenue Recognition and Sales Commitments. We recognize revenue as our products are shipped to our customers, which is when title passes to the customer for substantially all of our sales. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses was approximately $0.7 million at September 30, 2004. We believe such estimate is reasonable and we do not anticipate additional losses; however, any change in the estimate will result in a change in period income (loss). We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors.

     Valuation of Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after September 30, 2001. With respect to goodwill acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002.

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

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003, we had recorded a valuation allowance of $3.8 million. As of September 30, 2004, we determined that we no longer required a valuation allowance due to the likelihood of recovery in future periods. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of September 30, 2004 was $20.1 million.

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

     We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income investments and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase) a one percentage point decrease in the expected long-term rate of return on plan assets would have increased our expense by $0.2 million. We expect to contribute $1.2 million to our pension plans in 2004.

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

     At September 30, 2004, we had no interest protection agreements outstanding. Outstanding foreign currency forward exchange contracts at September 30, 2004 are more fully described in the notes to our financial statements. The fair value of these contracts at September 30, 2004 amounted to a net asset of $1.7 million, which is reflected in other assets in our condensed September 30, 2004 balance sheet. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a non-cash charge (income) in our statement of operations. We may designate future forward exchange contracts as cash flow hedges.

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

     Our primary exposures to foreign currency exchange fluctuations are pound sterling/Eurodollar and pound sterling/Japanese yen. At September 30, 2004, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would not have been significant. The foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

     Foreign Currency Transactions. A significant portion of our revenues during the quarter ended September 30, 2004 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are principally measured in their respective currency and translated into U.S. dollars. A significant portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency. A significant portion of our assets at September 30, 2004 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

Forward-Looking Statements

     All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information currently available to the

Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the Company’s ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which CVG serves; (iv) increased competition in the heavy-duty truck market; and (v) the Company’s failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “Market Risk” section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4: CONTROLS AND PROCEDURES

     As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

     None of significance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

     (a) On August 4, 2004, in connection with our initial public offering, each share of our then outstanding six classes of common stock (designated as Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D-1 Common Stock, Class D-2 Common Stock and Class E Common Stock) was reclassified and converted into 38.991 shares of our sole remaining class of common stock.

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

     Our expenses for these transactions included $9.0 million for underwriting discounts and commissions and approximately $3.3 million of other expenses, for a total of approximately $12.3 million. No other expenses were paid to any of our officers, directors, 10% or greater stockholders or affiliates. All of these expenses were paid directly to the recipients.

     After payment of the foregoing expenses, we received approximately $47.1 million in net proceeds from these transactions. As of September 30, 2004, we had used the net proceeds to repay approximately $11.5 million of subordinated indebtedness and approximately $35.6 million to reduce borrowings under our credit facilities. The remainder of the proceeds are currently being used for working capital.

Item 3. Defaults Upon Senior Securities:

     None.

Item 4. Submission of Matters to a Vote of Security Holders:

     On August 2, 2004 our stockholders acted by written consent to:

     (1) Approve an amendment to our Certificate of Incorporation increasing the authorized shares of Class B Common Stock from 150,000 to 190,000;

     (2) Approve our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws;

     (3) Elect Scott D. Rued, Mervin Dunn, S.A. Johnson, Eric J. Rosen and Richard A. Snell to our board of directors;

     (4) Approve a form of Indemnification Agreement to be entered into with each of our directors and executive officers;

     (5) Approve our Equity Incentive Plan; and

     (6) Approve the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2004;

     The results of the voting from stockholders that returned written consents was 350,789.12 for and none against.

Item 5. Other Information:

     None.

Item 6. Exhibits:

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

COMMERCIAL VEHICLE GROUP, INC.

Date: November 1, 2004	By	/s/ Chad M. Utrup

Chad M. Utrup
Chief Financial Officer