Form 10-K
period 2004-12-31
Commercial Vehicle Group, Inc.
filed 2005-03-15
CIK 1290900

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
Commission file number: 000-50890

Commercial Vehicle Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

6530 West Campus Way New Albany, Ohio (Address of Principal Executive Offices)	43054 (Zip Code)
Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004 is not applicable as no public market existed on that date for the voting and non-voting common equity of the Registrant.
      Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its annual meeting to be held May 23 Open, 2005 (the “2005 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

PART I

Item 1.	Business

(a)	Description of Business
General
      Commercial Vehicle Group, Inc. (a Delaware corporation) and its subsidiaries (collectively referred to as “CVG”), is a leading supplier of interior systems, vision safety solutions and other cab-related products for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction market and other specialized transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort to better serve their end user, the driver. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors, wiper systems, controls and switches specifically designed for applications in commercial vehicle cabs. We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. As a result of our high-quality, innovative products, well-recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request our products. We believe that we have the number one or two position in all of our major markets and that we are the only supplier in the North American commercial vehicle market that can offer complete interior systems including seats, interior trim and flooring.
      We offer a broad range of products and system solutions for a variety of end market vehicle applications. Over 53% of our 2004 sales were to the heavy-duty truck OEMs, with Freightliner (DaimlerChrysler), PACCAR, International (Navistar) and Volvo/ Mack, together with their respective service organizations. In total, approximately 72% of our sales are in North America, with the balance in Europe and Asia.
      Since 2000, we have been able to improve our operating margins each year despite the cyclical downturn in our end markets. In our largest market, the North American heavy-duty (Class 8) truck market, vehicle unit build rates declined from 332,600 units in 1999 to a low of 146,000 units in 2001, rebounding to approximately 261,000 units in 2004. Demand for commercial vehicles improved in 2004 due to a variety of factors, including a broad economic recovery in North America, the need to replace aging truck fleets as a result of under-investment, increasing freight volumes and improving hauler profits. According to ACT Research, the North American heavy-duty (Class 8) unit build rates are expected to grow from 176,700 in 2003 to over 300,000 in 2006.
Competitive Strengths
      We believe that our competitive strengths include the following:
      Leading Market Positions and Brands. We believe that we are the leading supplier of seating systems and interior trim products and the second largest supplier of wiper systems and mirrors for the North American commercial vehicle market. We believe that we are the largest global supplier of construction vehicle seating systems based upon the amount of our revenue derived from sales to this market. Our products are marketed under brand names that are well known by our customers and truck fleet operators. These brands include KAB Seating, National Seating, Trim Systems, Sprague Devices, Sprague Controls, Prutsmantm, Moto Mirrortm and RoadWatch®.
      Comprehensive Cab Product and Interior System Solutions. We believe that we offer the broadest product range of any commercial vehicle interior supplier. We manufacture approximately 50 product categories, many of which are critical to the interior subsystems of a commercial vehicle cab. We also utilize a variety of different processes, such as urethane molding, vacuum forming and “twin shell” vacuum forming, that enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, who increasingly require complete cab solutions from a single supply source. As a result, we believe that we have a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.
      End-User Focused Product Innovation. A key trend in the commercial vehicle market is that OEMs are increasingly focused on cab design and comfort to better serve their end user, the driver, and our customers are seeking suppliers that can provide product innovation. We have a full service engineering and product development organization that proactively presents solutions to OEMs to meet these needs and enables us to increase our overall content on current platforms and models. Examples of our recent innovations that will result in better cost and performance parameters for our customers include: a new high performance air suspension seating system; the back cycler mechanism designed to reduce driver fatigue; the RoadWatch® system installed in a mirror base to detect road surface temperature; an aero-molded mirror; and a low-weight, cost effective tubular wiper system design.
      Flexible Manufacturing Capabilities. Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our customers frequently request modified products in low volumes within a limited time frame. We have a highly variable cost structure and can efficiently leverage our flexible manufacturing capabilities to provide low volume, customized products to meet each customer’s styling, cost and “just-in-time” delivery requirements. We have a network of 12 manufacturing locations in North America and Europe and are among the first commercial vehicle suppliers to establish operations in China. Our facilities are located near our customers to reduce distribution costs and to maintain a high level of customer service and flexibility.
      Strong Relationships with Leading Customers and Major Fleets. Because of our comprehensive product offerings, leading brand names and product innovation, we believe we are an important long-term supplier to all of the leading Class 8 truck manufacturers in North America and also a global supplier to leading construction customers such as Caterpillar, Komatsu and Volvo. In addition, through our sales and engineering forces, we maintain active relationships with the major truck fleet organizations that are end users of our products such as Yellow Freight, Swift Transportation, Schneider National and Ryder Leasing. As a result of our high-quality, innovative products, well-recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request our products.
      Proven Management Team. Our management team is highly respected within the commercial vehicle market, and our senior managers have an average of 20 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions and improving processes through cyclical periods.
Business Strategy
      In addition to capitalizing on expected growth in our end markets, our primary growth strategies are as follows:
      Increase Content, Expand Customer Penetration and Leverage System Opportunities. We are the only integrated commercial vehicle supplier that can offer complete interior systems. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the cabs manufactured by these OEMs. To complement our North American capabilities and enhance our customer relationships, we are working with OEMs as they increase their focus on international markets. We are one of the first commercial vehicle suppliers to establish operations in China and are aggressively working to secure new business from both existing customers with Chinese manufacturing operations and Chinese OEMs. We believe we are well positioned to capitalize on the migration by OEMs in the heavy truck and commercial vehicle sector towards commercial vehicle suppliers that can offer a complete interior system.
      Leverage Our New Product Development Capabilities. During the recent downturn, we invested significantly in our engineering capabilities and new product development in order to anticipate the evolving demands of our customers and end users. For example, we recently introduced a new wiper system utilizing a tubular linkage system with a single motor that operates both wipers, reducing the cost, space and weight of the wiper system. Also, we believe that our new high performance seat should enable us to capture additional market share in North America and provide us with opportunities to market this seat on a global basis. We will continue to design and develop new products that add or improve content and increase cab comfort and safety.
      Capitalize on Operating Leverage. We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput. Over the past three years, we realized operating synergies with the integration of our sales, marketing and distribution processes; reduced our fixed cost base through the closure and consolidation of several manufacturing and design facilities; and have begun to implement our Lean Manufacturing and Total Quality Production Systems (TQPS) programs. We believe our ongoing cost saving initiatives and the establishment of our sourcing relationships in China will enable us to continue to lower our manufacturing costs. As a result, we are well positioned to grow our operating margins and capitalize on any volume increases in the heavy truck sector with minimal additional capital expenditures.
      Grow Sales to the Aftermarket. While the average life of a commercial vehicle is approximately six years, certain components, such as seats, wipers and mirrors, are replaced more frequently. We believe that there are opportunities to leverage our brand recognition to increase our sales to the replacement aftermarket. Since many aftermarket participants are small and locally focused, we plan to leverage our national scale to increase our market share in the fragmented aftermarket.
      Pursue Strategic Acquisitions. We will selectively pursue complementary strategic acquisitions that allow us to leverage the marketing, engineering and manufacturing strengths of our business and expand our sales to new and existing customers. The markets in which we operate are highly fragmented and provide ample consolidation opportunities.
Recent Acquisitions
      On February 7, 2005, we acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (“MVS”). MVS, whose products include frames and assemblies, sleeper boxes and other structural components, was the only non-captive producer of complete truck cabs for the commercial vehicle sector and has full service engineering and development capabilities. MVS customers include International, Volvo/ Mack and Freightliner. The acquisition of MVS adds manufacturing facilities in Norwalk and Shadyside, Ohio and Kings Mountain, North Carolina and a technical facility in the Detroit, Michigan area to the Company’s operations. The acquisition of MVS was financed by an increase and amendment to our senior credit facility.
Products
      We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial truck, bus, construction and agricultural, end market industrial, marine, municipal and recreation. Fleets and OEMs are increasing their focus on cabs and their interiors to differentiate products and improve driver comfort and retention. We manufacture approximately 50 product categories, many of which are critical to the interior subsystems of a commercial vehicle cab. Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include seating, trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, window lifts, door locks and temperature measurement. We classify our products into three general categories: seats and seating systems, trim systems and components and mirrors, wipers and controls.

      The following table shows the percentage of sales from our principal product categories in 2004:

Product Category

Seats and Seating Systems	53%
Trim Systems and Components	28%
Mirrors, Wipers and Controls	19%

Total	100%

      Set forth below is a brief description of our products and their applications:
      Seats and Seating Systems. We design, engineer and produce seating systems primarily for Class 8 heavy trucks in North America and for commercial vehicles used in the construction and agricultural industries through our European operations. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include air suspension seats, static seats, passenger seats, bus seats and rail car seats. As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our three product categories.
      Class 8 Heavy Trucks. We produce seats and seating systems for Class 8 heavy trucks in our North American operations. Our Class 8 heavy truck seating systems are designed to achieve maximum driver comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our Class 8 heavy truck seats are highly specialized based on a variety of different seating options offered in OEM product lines. Our seats are built to customer specifications in low volumes and consequently are produced in numerous combinations with a wide range of price points. There are approximately 350 parts in each seat, resulting in approximately 2.5 million possible seat combinations. Adding features to a standard seat is the principal way to increase pricing, and the price of one seat can range from $180 for a standard suspension seat to over $400 for an air seat with enhanced features.
      We differentiate our seats from our competitors’ seats by focusing on three principal goals: driver comfort, driver retention and decreased workers’ compensation claims. Drivers of Class 8 heavy trucks recognize and are often given the opportunity to specify their choice of seat brands, and we strive to develop strong customer loyalty both at the commercial vehicle OEMs and among the drivers. We believe that we have superior technology and can offer a unique seat base that is ergonomically designed, accommodates a range of driver sizes and absorbs shock to maximize driver comfort. We recently introduced the “Back Cycler” seat mechanism to reduce driver fatigue and a new high performance air suspension seat system.
      Other Commercial Vehicles. We produce seats and seating systems for commercial vehicles used in the global construction and agricultural, bus, commercial transport and municipal industries. The principal focus of these seating systems is durability. These seats are ergonomically designed for difficult working environments, to provide comfort and control throughout the range of seats and chairs.
      Other Seating Products. Our European operations also manufacture office seating products. Our office chair was developed as a result of our experience supplying chairs for the heavy truck, agricultural and construction industry and is fully adjustable to maximize comfort at work. Our office chairs are available in a wide variety of colors and fabrics to suit many different office environments, such as emergency services, call centers, receptions, studios, boardrooms and general office.
      Trim Systems and Components. We design, engineer, and produce trim systems and components for the interior cabs of commercial vehicles. Our interior trim products are designed to provide a comfortable interior for the vehicle occupants as well as a variety of functional and safety features. The wide variety of features that can be selected by the Class 8 heavy truck customer makes trim systems and components a complex and highly specialized product category. For example, a sleeper cab can contain three times as many trim components as a day cab, and can cost, on average, over $900 for a fully loaded sleeper cab as compared to $260 for an average day cab. Set forth below is a brief description of our principal trim systems and components:
      Trim Products. Our trim products include A-Pillars, B-Pillars, door panels and interior trim panels. Door panels consist of several component parts that are attached to a substrate. Specific components include vinyl or cloth-covered appliqués, armrests, radio speaker grilles, map pocket compartments, carpet and sound-reducing insulation. In addition, door panels often incorporate electronic and electrical distribution systems and products, including lock and latch, window glass, window regulators and audio systems as well as wire harnesses for the control of power seats, windows, mirrors and door locks. Our products are attractive, lightweight solutions from a traditional cut and sew approach to a contemporary “molded” styling theme. The parts can be color matched or top good wrapped to integrate seamlessly with the rest of the interior. We recently developed a one-step “twin shell” vacuum forming process for flooring systems and headliners.
      Instrument Panels. We produce and assemble instrument panels that can be integrated with the rest of the interior trim. The instrument panel is a complex system of coverings and foam, plastic and metal parts designed to house various components and act as a safety device for the vehicle occupant.
      Body Panels (Headliners/ Wall Panels). Headliners consist of a substrate and a finished interior layer made of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of electronic features such as lighting systems.
      Storage Systems. Our modular storage units and custom cabinetry are designed to improve comfort and convenience for the driver. These storage systems are designed to be integrated with the interior trim. These units may be easily expanded and customized with features that include refrigerators, sinks and water reservoirs. Our storage systems are constructed with durable materials and designed to last the life of the vehicle.
      Floor Covering Systems. We have an extensive and comprehensive portfolio of floor covering systems and dash insulators. Carpet flooring systems generally consist of tufted or non-woven carpet with a thermoplastic backcoating which, when heated, allows the carpet to be fitted precisely to the interior or trunk compartment of the vehicle. Additional insulation materials are added to minimize noise, vibration and harshness. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics. The dash insulator separates the passenger compartment from the engine compartment and prevents engine noise and heat from entering the passenger compartment.
      Sleeper Bunks. We offer a wide array of design choices for upper and lower sleeper bunks for heavy trucks. All parts of our sleeper bunks can be integrated to match the rest of the interior trim. Our sleeper bunks arrive at OEMs fully assembled and ready for installation.
      Grab Handles and Armrests. Our grab handles and armrests are designed and engineered with specific attention to aesthetics, ergonomics and strength. Our T-Skintm product uses a wide range of inserts and substrates for structural integrity. The integral skin urethane offers a soft touch and can be in-mold coated to specific colors.
      Bumper Fascias and Fender Covers. Our highly durable, lightweight bumper fascias and fender covers are capable of withstanding repeated impacts that would deform an aluminum or steel bumper. We utilize a production technique that chemically bonds a layer of paint to the part after it has been molded, thereby enabling the part to keep its appearance even after repeated impacts.

      Privacy Curtains. We produce privacy curtains for use in sleeper cabs. Our privacy curtains include features such as integrated color matching of both sides of the curtain, choice of cloth or vinyl, full “black out” features and low-weight.
      Sun Visors. Our sun visors are fully integrated for multi access mounting and pivot hardware. Our sun visor system includes multiple options such as mirrors, map pockets and different options for positioning. We use low pressure injection molding to produce our premium sun visors with a simulated grain texture.
      Mirrors, Wipers and Controls. We design, engineer and produce a wide range of mirrors, wipers and controls used in commercial vehicles. Set forth below is a brief description of our principal products in this category:
      Mirrors. We offer a wide range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. Most of our mirror designs utilize stainless steel pins, fasteners and support braces to ensure durability. We have recently introduced both road and outside temperature devices that are integrated into the mirror face or the vehicle’s dashboard through our Road Watch® family of products. These systems are principally utilized by municipalities throughout North America to monitor surface temperatures and assist them in dispersing chemicals for snow and ice removal. We have recently introduced a new lower-cost system for use in long-haul commercial trucks and mission critical vehicles such as ambulances. We have also recently introduced a new molded aerodynamic mirror that is integrated into the truck’s exterior.
      Windshield Wiper Systems. We offer application-specific windshield wiper systems and individual windshield wiper components for all segments of the commercial vehicle market. Our windshield wiper systems are generally delivered to the OEM fully assembled and ready for installation. A windshield wiper system is typically comprised of a pneumatic electric motor, linkages, arms, wiper blades, washer reservoirs and related pneumatic or electric pumps. We also produce air-assisted washing systems for headlights and cameras to assist drivers with visibility for safe vehicle operation. These systems utilize window wash fluid and air to create a turbulent liquid/air stream that removes road grime from headlights and cameras. We offer an optional programmable washing system that allows for periodic washing and dry cycles for maximum safety. We have recently introduced a new low-weight, cost effective tubular wiper system design.
      Controls. We offer a range of controls and control systems that includes a complete line of window lifts and door locks, mechanic, pneumatic, electrical and electronic HVAC controls and electric switch products. We specialize in air-powered window lifts and door locks, which are highly reliable and cost effective as compared to similar products powered by electricity. We also offer a variety of electric window lifts and door locks.
Customers and Marketing
      We sell our products principally to the commercial vehicle OEM market. Approximately 75% of our 2004 sales were derived from sales to commercial vehicle OEMs, with the remainder derived principally from aftermarket sales.

      We supply our products primarily to heavy truck OEMs, the aftermarket and OEM service segment and other commercial vehicle OEMs. The following is a summary of our sales by end-user market segment in 2004:

End-User Market

Heavy Truck OEM	54%
Aftermarket and OEM Service	25
Construction	18
Bus	2
Other	1

Total	100%

      Our principal customers in the OEM market include Freightliner, International, PACCAR and Volvo/ Mack. We believe we are an important long-term supplier to all leading Class 8 truck manufacturers in North America because of our comprehensive product offerings, leading brand names and product innovation. In our European operations, our principal customers include Volvo, CNH Global (Case New Holland), Komatsu and Caterpillar. We also sell our trim products to OEMs in the marine and recreational vehicle industries and seating products to office product manufacturers principally in Europe.
      The following is a summary of our significant OEM customers in 2004:

Customer

PACCAR	28%
Freightliner	17
International	9
Volvo/ Mack	6
Caterpillar	5
Komatsu	3
Other	32

Total	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues in 2004.
      Primarily as a result of our European operations, we derived approximately 28% of our sales from outside of North America in 2004. Our European operations currently serve customers located in Europe and Asia.
      Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments in terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements of a particular product program rather than the supply of a specific quantity of products. In general, these contracts, purchase orders and commitments provide that the customer can terminate the contract, purchase order or commitment if we do not meet specified quality and delivery requirements. Such contracts, purchase orders or other firm commitments generally extend for the entire life of a platform, which is typically five to seven years. Although these contracts, purchase orders or other commitments may be terminated at any time by our customers (but not by us), such terminations have been minimal and have not had a material impact on our results of operations. In order to reduce our reliance on any one vehicle model, we produce products for a broad cross-section of both new and more established models.
      Our contracts with our major OEM customers generally provide for an annual productivity cost reduction. These reductions are calculated on an annual basis as a percentage of the previous year’s purchases by each customer. The reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost and labor efficiencies. Historically, most of these cost reductions have been offset by both internal reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future. If the annual reduction targets are not achieved then the difference is recovered through price reductions. Our cost structure is comprised of a high percentage of variable costs that provides us with additional flexibility during economic cycles.
      Our sales and marketing efforts with respect to our OEM sales are designed to create overall awareness of our engineering design and manufacturing capabilities and to enable us to be selected to supply products for new and redesigned models of our OEM customers. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between us and our key customers. Most of our sales and marketing personnel have engineering backgrounds which enable them to participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. We currently have sales and marketing personnel located in every major region in which we operate. From time to time, we also participate in industry trade shows and advertise in industry publications. One of our ongoing initiatives is to negotiate and enter into long term supply agreements with our existing customers that allow us to leverage all of our business and provide a complete interior package to our commercial vehicle OEM customers.
      Our principal customers for our aftermarket sales include the OEM dealers and independent wholesale distributors. Our sales and marketing efforts for our aftermarket sales are focused on support of these two distribution chains, as well as direct contact with all major fleets.
Design and Engineering Support
      We work with our customers’ engineering and development teams at the beginning of the design process for new components and assemblies, or the redesign process for existing components and assemblies, in order to maximize production efficiency and quality. These processes may take place from one to three years prior to the commencement of production. On average, development of a new component takes 12 to 24 months during the design phase, while the re-engineering of an existing part may take from one to six months. Early design involvement can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.
      We focus on bringing our customers integrated products that have superior content, comfort and safety. Consistent with our value-added engineering focus, we have developed relationships with the engineering departments of our customers and have placed resident engineers with PACCAR and Freightliner, our two largest customers. These relationships not only help us to identify new business opportunities but also enable us to compete based on the quality of our products and services, rather than exclusively on price. We are currently involved in the design stage of several products for our customers and will begin production of these products in the years 2005 to 2007.
Intellectual Property
      We consider ourselves to be a leader in both product and process technology, and, therefore, protection of intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a limited number of United States and foreign patents, trade secrets, trademarks and copyrights. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights. From time to time, we grant licenses under our patents and technology and receive licenses under patents and technology of others.
      We market our products under well-known brand names that include KAB Seating, National Seating, Trim Systems, Sprague Devices, Sprague Controls, Prutsmantm, Moto Mirrortm and RoadWatch®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal registrations for several of our brands.
Research and Development
      Our objective is to be a leader in offering superior quality and technologically advanced products to our customers at competitive prices. We engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop new products for existing and new applications.
Manufacturing
      A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. Our seating operations utilize a variety of manufacturing techniques whereby fabric is affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. For the most part, we utilize outside suppliers to produce the individual components used to assemble the seat frame.

•	Trim Systems and Components. Our interior systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding, and vacuum and twin steel vacuum forming as well as various trimming and finishing methods.

•	Mirrors, Wipers and Controls. We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are 100% hand assembled, tested and packaged.
      We have a broad array of processes to offer our commercial vehicle OEM customers to enable us to meet their styling and cost requirements. The interior of the truck is the most significant and appealing aspect to the driver of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features. Within the last several years, we added new technologies, including injection molding, compression molding and vacuum forming capabilities, to our facilities through research and development, licenses of patented technology and equipment purchases.
      The end markets for our products are highly specialized and our customers frequently request modified products in low volumes within an expedited delivery timeframe. As a result, we primarily utilize flexible manufacturing cells in the production of substantially all of our products. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to maintain our product output consistent with our OEM customers’ requirements and reduce the level of inventory.
      When an end-user buys a truck, the end-user will specify the seat and other features for that truck. Because each of our seating systems is unique, our manufacturing facilities have significant complexity which we manage by building in sequence. We build our seating systems as orders are received, and systems are delivered to the customer’s rack in the sequence that the trucks come down the assembly line. We have systems in place that allow us to provide complete customized interior kits in boxes that are delivered in sequence. We keep track of our build sequence by vehicle identification number, and each component is identified by bar code. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.
      With respect to all of our products, we employ just-in-time manufacturing and system sourcing to meet customer requirements for faster deliveries and to minimize our need to carry significant inventory levels. We utilize visual material systems to manage inventory levels, and in certain locations we have inventory delivered as often as two times per day from a nearby facility based on the previous day’s order. This eliminates the need to carry excess inventory at our facilities.
      Typically, in a strong economy, new vehicle production increases and there is more money to be spent on enhancements to the truck interior. As demand goes up, the mix of our products shifts towards more expensive systems, such as sleeper units, with enhanced features and higher quality materials. The shift from low-end units to high-end units amplifies the positive effect a strong economy has on our business. Conversely, when the market drops and customers shift away from ordering high-end units with enhanced features, our business suffers from both lower volume and lower pricing. We strive to manage down cycles by running our facilities at capacity while maintaining the capability and flexibility to expand. We work with our employees and rely on their involvement to help eliminate problems and re-align our capacity. During a ramp-up of production, we have plans in place to manage increased demand and achieve on-time delivery. Our strategies include alternating between human and machine production and allowing existing employees to try higher skilled positions while hiring new employees for lower skilled positions.
      During 2002, as a means to enhance our operations, we began to implement TQPS throughout our operations. TQPS is our customized version of Lean Manufacturing and consists of a 32 hour interactive class that is taught exclusively by members of our management team. While we are in the beginning phases of TQPS initiatives, a significant portion of the labor efficiencies we gained over the past few years is due to the program. TQPS is an analytical process in which we analyze each of our manufacturing cells and identify the most efficient process to improve efficiency and quality. The goal is to achieve total cost management and continuous improvement. Some examples of TQPS-related improvements are: reduced labor to move parts around the facility, clear walking paths in and around manufacturing cells and increased safety. An ongoing goal is to reduce the time employees spend waiting for materials within a facility.
Raw Materials and Suppliers
      A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. The principal raw materials used in our seat systems include steel, aluminum and foam chemicals, and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements last for at least one year and can be terminated by us for breach or convenience. Some purchased components are obtained from our customers.

•	Trim Systems and Components. The principal raw materials used in our interior systems processes are resin and chemical products, which are formed and assembled into end products. These raw materials are obtained from multiple suppliers, typically under supply agreements which last for at least one year and are terminable by us for breach or convenience.

•	Mirrors, Wipers and Controls. The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel, aluminum, glass and rubber, which are generally readily available and obtained from multiple suppliers.
      Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules as well as service requirements. We purchase materials such as steel, foam, vinyl and cloth in large quantities on a global basis through our central corporate office, and other materials for which we require lower volumes are purchased directly by our facilities. We purchase steel at market prices, which during the past year have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. As a result, we are currently being assessed surcharges on certain of our purchases of steel. We continue to work with our customers and suppliers to minimize the impact of such surcharges. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.
Competition
      Within each of our principal product categories, we compete with a variety of independent suppliers and, in limited circumstances, with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise and development capability, product delivery and product service. We believe we are the only supplier in the North American commercial vehicle market that can offer complete interior systems, including seats, interior trim and flooring systems. A summary of our estimated market position and primary independent competitors is set forth below.

•	Seats and Seating Systems. We believe that we have the number one market position in North America with respect to our seating operations. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the construction industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Transportation Technologies Industries, Inc. and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammar and Isringhausen.

•	Trim Systems and Components. We believe that we have the number one market position in North America with respect to our interior trim products. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Fabriform, TPI, Findlay, Superior and Mitras.

•	Mirrors, Wipers and Controls. We believe that we hold the number two market position in North America with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Johnson Electric, Trico and Valeo.
Seasonality
      OEMs’ production requirements are generally higher in the first three quarters of the year as compared to the fourth quarter. We believe this seasonality is due, in part, to demand for new vehicles softening during the holiday season and as a result of the winter months in North America and Europe. Also, the major North American OEM manufacturers generally close their production facilities for the last two weeks of the year.
Employees
      As of December 31, 2004, we had approximately 2,500 employees. Overall, approximately 20% of our employees are salaried and the balance are hourly. None of our hourly employees in our North American operations are unionized. We have experienced limited unionization efforts at certain of our facilities from time to time. Approximately 45% of our hourly employees in our United Kingdom operations are represented by a shop steward committee. We have not experienced any work stoppages and consider our relationship with our employees to be satisfactory.

Backlog
      We do not generally obtain long-term, firm purchase orders from our customers. Rather, our customers typically place annual blanket purchase orders, but these orders do not obligate them to purchase any specific or minimum amount of products from us until a release is issued by the customer under the blanket purchase order. Releases are typically placed within 30 to 90 days of required delivery and may be canceled at any time, in which case the customer would be liable for work in process and finished goods. We do not believe that our backlog of expected product sales covered by firm purchase orders is a meaningful indicator of future sales since orders may be rescheduled or canceled.
Environmental Matters
      We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. Although we strive to comply with all applicable environmental, health, and safety requirements, we cannot assure you that we are, or have been, in complete compliance with such requirements. If we violate or fail to comply with environmental laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material adverse effect on us.
      Several of our facilities are in the process of becoming certified in accordance with ISO 14000 (the international environmental management standard) or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2004 or 2005. The environmental laws to which we are subject have become more stringent over time, however, and we could incur material costs or expenses in the future to comply with environmental laws. For example, our Northampton, U.K. facility will likely be required to obtain an Integrated Pollution Prevention Control (IPPC) permit prior to 2007. That permit will require that we use best available techniques at the facility to minimize pollution. Although the requirements of the permit are not yet known, because the facility is already operating under an integrated pollution control permit, we do not expect to have to make material capital expenditures to obtain or comply with the IPPC permit.
      Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other response by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.
Government Regulation
      The products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation. Our business, however, is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to safety, emissions and noise standards imposed by the EPA, state regulatory agencies, such as the California Air Resources Board (CARB), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration.
      Changes in emission standards and other governmental regulations impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing heavy-duty diesel engines that went into effect in the United States on October 1, 2002 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods following such date. New emission standards for engines used in Class 5 to 8 trucks imposed by the EPA and CARB are scheduled to come into effect during 2007.

(b)	Safe Harbor Provisions

• Volatility and cyclicality in the commercial vehicle market.
      Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. This downturn had a material adverse effect on our business during the same time period.

• Customer concentration and selected commercial vehicle platforms.
      Sales to PACCAR and Freightliner accounted for approximately 28% and 17%, respectively, of our revenue for 2004, and our ten largest customers accounted for 72% of our revenue in 2004. The loss of any of our largest customers or the loss of significant business from any of these customers would have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

• Production volumes.
      We incur costs and make capital expenditures based upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price of our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms ranging from five to seven years, and we have no provisions to terminate such contracts. We may become committed to supply products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products. We cannot predict our customers’ demands for our products either in the aggregate or for particular reporting periods. If customers representing a significant amount of our sales were to purchase materially lower volumes than expected, it would have a material adverse effect on our business, financial condition and results of operations.

• Commercial vehicle OEMs’ leverage over outside suppliers.
      The commercial vehicle component supply industry has traditionally been highly fragmented and serves a limited number of large OEMs. As a result, OEMs have historically had a significant amount of leverage over their outside suppliers. Our contracts with major OEM customers generally provide for an annual productivity cost reduction. Historically, cost reductions through product design changes, increased productivity and similar programs with our suppliers have generally offset these customer-imposed productivity cost reduction requirements. However, if we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business.

• Implementation of Business Strategy.
      Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge that diminish the expected growth in the Class 8 heavy truck market, or we experience increased pressure on our margins. In addition, our pursuit of strategic acquisitions may lead to resource constraints which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could adversely affect our business, results of operations and growth potential.
      Developing product innovations has been and will continue to be a significant part of our business strategy. We believe that it is important that we continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. However, such development will require us to continue to invest in research and development and sales and marketing. In the future, we may not have sufficient resources to make such necessary investments, or we may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers’ demands. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation.

• Raw Materials.
      Numerous raw materials are used in the manufacture of our products. Steel, resin, foam and fabrics account for the most significant components of our raw material costs. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price increases and periodic delays in delivery. For example, we purchase steel at market prices, which during the past year have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. As a result, we are currently being assessed surcharges on certain of our purchases of steel. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition. Our operating results for the year ended December 31, 2004 were adversely affected by steel surcharges that we are being assessed on certain of our purchases of steel.

• Currency exchange rate fluctuations.
      We have operations in Europe, Australia and China, which collectively accounted for approximately 28% of our revenues. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currencies will be translated into fewer U.S. dollars. The converse is also true and the strengthening of the European currencies in relation to the U.S. dollar in recent years had a positive impact on our revenues in 2003 and 2004.

• Strategic Acquisitions.
      The commercial vehicle component supply industry is beginning to undergo consolidation as OEMs seek to reduce costs and their supplier base. We intend to actively pursue acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities or increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants of our senior credit facility may further limit our ability to complete acquisitions. There can be no assurance that we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If we fail to complete additional acquisitions, we may have difficulty competing with more thoroughly integrated competitors and our results of operations could be adversely affected. To the extent that we do complete additional acquisitions, if the expected synergies from such acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

• Work Stoppages or Other Labor Matters.
      Many of our OEM customers and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. In the event that one or more of our customers or their suppliers experience a material work stoppage, such work stoppage could have a material adverse effect on our business. Although none of our employees are unionized, we have experienced limited unionization efforts at certain of our North American facilities from time to time. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees. In addition, approximately 45% of our hourly employees at our United Kingdom operations are represented by a shop steward committee, which may seek to limit our flexibility in our relationship with such employees.

• Technological Advances.
      Changes in competitive technologies may render certain of our products less attractive. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure to operate properly.

• Intellectual Property.
      Our success depends to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. While we have been issued patents and have registered trademarks with respect to many of our products, our competitors could independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire licenses for other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.
      In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

• Environmental and Safety Regulations.
      We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material. We cannot completely eliminate the risk of contamination or injury resulting from exposure to hazardous materials, and we could incur material liability as a result of any such contamination or injury.

• Government regulations on our OEM customers.
      Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, state regulatory agencies, such as the California Air Resources Board (CARB), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing heavy-duty diesel engines that went into effect in the United States on October 1, 2002 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB are scheduled to come into effect during 2007. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

• Foreign Operations.
      We have operations in Europe, China and Australia. Certain risks are inherent in international operations, including:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation;

•	intellectual property protection difficulties;

•	general economic and political conditions in countries where we operate may have an adverse effect on their operations in those countries;

•	the difficulties associated with managing a large organization spread throughout various countries; and

•	complications in complying with a variety of foreign laws and regulations, some of which may conflict with United States law.
(c) Available Information
      CVG maintains a website on the Internet at www.cvgrp.com. CVG makes available free of charge through its website, by way of a hyperlink to a third-party SEC filing website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such information is available as soon as such reports are filed with the SEC.
      As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business, financial condition or results of operations as a whole.

Item 2.	Properties
      Our corporate office is located in New Albany, Ohio. Substantially all of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of stock and custom requirements even under condensed time constraints. The following table provides selected information regarding our principal manufacturing facilities:

		Approximate	Ownership
Location	Products Produced	Square Footage	Interest

Vonore, Tennessee (2 facilities)	Seats, Mirrors	245,000 sq. ft.	Owned/ Leased
Northampton, England	Seats (office and commercial vehicle)	210,000 sq. ft.	Leased
Statesville, North Carolina (2 facilities)	Interior Trim, Seats	163,000 sq. ft.	Leased
Seattle, Washington	RIM Process, Interior Trim, Seats	156,000 sq. ft.	Owned
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Dublin, Virginia	Interior Trim, Seats	79,000 sq. ft.	Owned
Denton, Texas(1)	Interior Trim, Seats	69,000 sq. ft.	Leased
Vancouver, Washington (2 facilities)	Interior Trim	63,000 sq. ft.	Leased
Chillicothe, Ohio	Interior Trim, Dash Assembly	62,000 sq. ft.	Owned
Shanghai, China	Seats	50,000 sq. ft.	Leased
New Albany, Ohio	Corporate Headquarters	13,000 sq. ft.	Leased
Tacoma, Washington	Injection Molding	25,000 sq. ft.	Leased
Plain City, Ohio	R&D, Lab	8,000 sq. ft.	Leased
Seneffs (Brussels), Belgium	Seat Assembly	35,000 sq. ft.	Leased
Brisbane (HQ), Australia	Seat Assembly	50,000 sq. ft.	Leased
Sodentalje (Stockholm), Sweden	Seat Assembly	12,000 sq. ft.	Leased
Dublin, Ohio	Administration	14,000 sq. ft.	Leased

(1)	This facility is currently dormant.

      We also have leased sales and service offices located in Australia and France.
      Utilization of our facilities varies with North American and European commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing.

Item 3.	Legal Proceedings
      From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. We do not have any material litigation at this time.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of stockholders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our Common Stock has been listed on The Nasdaq National Market under the symbol “CVGI” since August 5, 2004. The following table sets forth, for the periods indicated, the low and high closing sale prices for our common stock as reported on The Nasdaq National Market.

2004	Low	High

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$13.02	$16.82
Fourth Quarter	14.50	21.90
      As of February 1, 2005, there were 63 holders of record of the outstanding Common Stock.
      CVG has not declared or paid any dividends on its Common Stock in the past and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, CVG’s ability to pay dividends is limited under the terms of its Credit Agreement.
      Options to purchase common shares of our Common Stock have been granted to certain of our executives and key employees under our stock-based compensation plans. The following table summarizes the number of stock options issued, the weighted-average exercise price and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2004.

			Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by security holders:
Equity Incentive Plan	598,950	$15.84	401,050
Equity compensation plans not approved by security holders:
Management Stock Option Plan	910,869	$5.54	818

Total	1,509,819	$9.63	401,868

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data regarding our business and certain industry information and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. The selected consolidated financial data as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004, are derived from our consolidated financial statements that are included elsewhere in this report, which financial statements have been audited by Deloitte & Touche LLP as indicated by their report thereon. The consolidated balance sheet data as of December 31, 2002 and the consolidated statements of operations and cash flows for the year ended December 31, 2001 have been derived from our audited consolidated financial statements, which are not included in this report. The consolidated balance sheet data as of December 31, 2000 and 2001 and the consolidated statements of operations and cash flows for the year ended December 31, 2000 have been derived from our unaudited consolidated financial statements, which are not included in this report.
      The unaudited financial data set forth below as of and for the year ended December 31, 2000 is derived from the results of operations of Trim Systems, LLC for the entire period and the results of operations of CVS and National/KAB Seating beginning from their respective dates of acquisition by our principal stockholders, which occurred on March 31, 2000 and October 6, 2000, respectively. Because these businesses were under common control since their respective dates of acquisition, their historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting.
      The statement of operations data and financial data included in the “Other Data” section set forth below for the year ended December 31, 2000, the pro forma earnings per share data, the balance sheet data as of December 31, 2000 and the North American Class 8 heavy-duty truck production rates are all unaudited.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$244,963	$271,226	$298,678	$287,579	$380,445
Cost of sales	208,083	229,593	249,181	237,884	309,696

Gross profit	36,880	41,633	49,497	49,695	70,749
Selling, general and administrative expenses	21,569	21,767	23,952	24,281	28,985
Non cash option issuance charge	—	—	—	—	10,125
Amortization expense	2,725	3,822	122	185	107
Restructuring charges	5,561	449	—	—	—

Operating income	7,025	15,595	25,423	25,229	31,532
Other expense (income)	(1,955)	(2,347)	1,098	3,230	(1,247)
Interest expense	12,396	14,885	12,940	9,796	7,244
Loss on early extinguishment of debt	—	—	—	2,972	1,605

Income (loss) before income taxes and cumulative effect of accounting change	(3,416)	3,057	11,385	9,231	23,930
Provision (benefit) for income taxes	(2,550)	5,072	5,235	5,267	6,481

Income (loss) before cumulative effect of accounting change	(866)	(2,015)	6,150	3,964	17,449
Cumulative effect of accounting change	—	—	(51,630)	—	—

Net income (loss)	$(866)	$(2,015)	$(45,480)	$3,964	$17,449

Earnings (loss) per share(1):
Basic	$(0.09)	$(0.15)	$(3.29)	$0.29	$1.13
Diluted	(0.09)	(0.15)	(3.26)	0.29	1.12
Weighted average common shares outstanding(1):
Basic	9,337	13,893	13,827	13,779	15,429
Diluted	9,337	13,893	13,931	13,883	15,623
Balance Sheet Data (at end of period):
Working capital	$16,768	$10,908	$8,809	$28,216	$39,296
Total assets	312,006	263,754	204,217	210,495	225,638
Total debt	161,061	140,191	127,202	127,474	53,925
Total stockholders’ investment	76,287	72,913	27,025	34,806	111,046
Other Data:
EBITDA(2)	$16,107	$28,428	$34,105	$33,335	$39,099
Net cash provided by (used in):
Operating activities	$24,068	$12,408	$18,172	$10,442	$34,177
Investing activities	(3,051)	7,749	(4,937)	(5,967)	(8,907)
Financing activities	(13,160)	(24,792)	(14,825)	(2,761)	(28,427)
Depreciation and amortization	9,078	12,833	8,682	8,106	7,567
Capital expenditures, net	3,174	4,898	4,937	5,967	8,907
North American Class 8 heavy-duty truck production (units)(3)	252,000	146,000	181,000	176,700	261,000

(1)	Earnings (loss) per share and weighted average common shares outstanding have been calculated giving effect to the reclassification of our previously outstanding six classes of common stock into one class of common stock and, in connection therewith, a 38.991-to-one stock split.

(2)	“EBITDA” represents earnings before interest expense, income taxes and depreciation and amortization, noncash gain (loss) on forward exchange contracts, loss on early extinguishment of debt and an impairment charge associated with the adoption of SFAS No. 142. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by generally accepted accounting principles. We present EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding our operating results. We rely on EBITDA primarily as an operating performance measure in order to review and assess our company and our management team. For example, our management incentive plan is based upon the company achieving minimum EBITDA targets for a given year. We also review EBITDA to compare our current operating results with corresponding periods and with other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting their usefulness as a comparative measure.
      Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the consolidated statements of cash flows included in our financial statements included elsewhere herein. The following is a reconciliation of EBITDA to net income (loss):

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
EBITDA	$16,107	$28,428	$34,105	$33,335	$39,099
Add (subtract):
Depreciation and amortization	(9,078)	(12,833)	(8,682)	(8,106)	(7,567)
Noncash gain (loss) on forward exchange contracts	1,951	2,347	(1,098)	(3,230)	1,247
Interest expense	(12,396)	(14,885)	(12,940)	(9,796)	(7,244)
Loss on early extinguishment of debt	—	—	—	(2,972)	(1,605)
(Provision) benefit for income taxes	2,550	(5,072)	(5,235)	(5,267)	(6,481)
Cumulative effect of change in accounting	—	—	(51,630)	—	—

Net income (loss)	$(866)	$(2,015)	$(45,480)	$3,964	$17,449

(3)	Source: Americas Commercial Transportation Research Co. LLC and ACT Publications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described above in “Item 1. Business — (b) Safe Harbor Provisions.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
      Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an over supply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicle improved in 2004 due to a variety of factors, including broad economic recovery in North America, the need to replace aging truck fleets as a result of under-investment, increasing freight volumes and increasing hauler profits.
      In 2004, the majority of our revenue was generated from sales to North American heavy-duty truck OEMs and their service organizations. Our remaining revenue in 2004 was primarily derived from sales to OEMs in the global construction market and other specialized transportation markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty (Class 8) trucks, such as our storage systems, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty (Class 8) trucks or the mix of options on a vehicle generally has a greater impact on our business than do changes in the overall demand for commercial vehicles. For example, a heavy-duty (Class 8) truck with a sleeper cab can contain three times as many features as a heavy-duty (Class 8) truck with a day cab and can cost over $1,600 as compared to a typical day cab which costs approximately $660. To the extent that demand increases for higher content vehicles, our revenues and gross profit will be positively impacted.

      Along with North America, we have operations in Europe and Australia and have recently established operations in China. Approximately 28% of our revenues in recent years have been generated in currencies other than the U.S. dollar, principally the euro, yen and pound sterling. Our operating results are therefore impacted by exchange rate fluctuations to the extent we are unable to match revenues received in such currencies with costs incurred in such currencies. Strengthening of these foreign currencies during 2004 as compared to the U.S. dollar resulted in approximately $11 million increase in our revenues in 2004 as compared to 2003. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2004 as compared to 2003.
      In response to the recent downturn in the commercial vehicle market, we implemented a number of operating initiatives to improve our overall cost structure and operating efficiencies. These included:

•	eliminating excess production capacity through the closure and consolidation of four manufacturing facilities, two design centers and two assembly facilities;

•	implementing Lean Manufacturing and Total Quality Production System (TQPS) initiatives throughout many of our U.S. manufacturing facilities to improve operating efficiency and product quality;

•	reducing headcount for both salaried and hourly employees; and

•	improving our design capabilities and new product development efforts to focus on higher margin product enhancements.
      As a result of these initiatives, we improved our operating margins each year since 2000 despite a reduction in heavy-duty (Class 8) truck production of 30% from 252,000 units in 2000 to 176,700 units in 2003 and rebounding to 261,000 units in 2004. We continuously seek ways to lower costs, improve manufacturing efficiencies and increase product throughput. We believe our ongoing cost saving initiatives and the establishment of our sourcing relationships in China will enable us to continue to lower manufacturing costs. In conjunction with the start-up of our Shanghai, China facility, we have established a relationship with Baird Asia Limited to assist us in sourcing products for use in our China facility as well as sourcing products for our operations in the United States at prices lower than we can purchase components today.
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

Basis of Presentation
      Onex, Hidden Creek and certain other investors acquired Trim Systems in 1997 and each of CVS and National/ KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of CVS and National/ KAB Seating were formally combined under a single holding company, now known as Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting.
Results of Operations
      The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,

	2002	2003	2004

Revenues	100.0%	100.0%	100.0%
Cost of sales	83.4	82.7	81.4

Gross profit	16.6	17.3	18.6
Selling, general and administrative expenses	8.0	8.4	7.6
Non cash option charge	0.0	0.0	2.7
Amortization expense	0.1	0.1	0.0
Restructuring charges	0.0	0.0	0.0

Operating income	8.5	8.8	8.3
Other (income) expense	0.4	1.1	(0.3)
Interest expense	4.3	3.4	1.9
Loss on early extinguishment of debt	0.0	1.0	0.4

Income (loss) before income taxes and cumulative effect of change in accounting	3.8	3.3	6.3
Provision (benefit) for income taxes	1.7	1.9	1.7

Income (loss) before cumulative effect of change in accounting	2.1	1.4	4.6
Cumulative effect of change in accounting	17.3	0.0	0.0

Net income (loss)	(15.2)%	1.4%	4.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues. Revenues increased $92.9 million, or 32.3%, to $380.4 million for the year ended December 31, 2004 from $287.6 million for the year ended December 31, 2003. We believe this increase resulted primarily from:

•	an increase in North American Class 8 production, which resulted in approximately $67 million of increased revenues;

•	new business awards related to seats, mirrors and interior trim, which resulted in approximately $13 million of increased revenues; and

•	favorable foreign exchange fluctuations of approximately $11 million.
      Gross Profit. Gross profit increased $21.1 million, or 42.4%, to $70.8 million for the year ended December 31, 2004 from $49.7 million for the year ended December 31, 2003. As a percentage of revenues, gross profit increased to 18.6% for the year ended December 31, 2004 from 17.3% for the year ended December 31, 2003. We believe this increase resulted primarily from the revenue increases discussed above and our ability to convert on the revenue increases at an overall incremental margin of 25% without having to incur additional fixed costs to support the increased revenues. In addition, we continued to seek material cost reductions, reductions in packaging costs and labor efficiencies to generate additional profits during the year ended December 31, 2004.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 19.4%, to $29.0 million for the year ended December 31, 2004 from $24.3 million for the year ended December 31, 2003. We believe this increase resulted principally from increases in wages and the cost of additional resources to accommodate product innovation and growth in the commercial vehicle sector as well as cost associated with being a public company.
      Amortization Expense. Amortization expense decreased 42.2%, to $107,000 for the year ended December 31, 2004 from $185,000 for the year ended December 31, 2003. This reduction was primarily the result of the decrease in deferred costs from the prior year period.
      Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts on our balance sheet, with the offsetting noncash gain or loss recorded in our statement of operations. The $1.2 million gain for the year ended December 31, 2004 and the $3.2 million loss for the year ended December 31, 2003 represent the noncash change in value of the forward exchange contracts in existence at the end of each period.
      Interest Expense. Interest expense decreased $2.6 million, or 26.1%, to $7.2 million for the year ended December 31, 2004 from $9.8 million for the year ended December 31, 2003. This decrease reflects a reduction in total debt of $73.5 million.
      Loss on Early Extinguishment of Debt. As part of our August 2004 initial public offering, we wrote off capitalized debt financing costs which approximated $1.6 million. As part of the combination of CVS and National/ KAB Seating during March 2003, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the twelve months ended December 31, 2003 approximated $3.0 million.
      Provision for Income Taxes. Our effective tax rate during the year ended December 31, 2004 was 27.1% compared to 57.1% for 2003. Provision for income taxes increased $1.2 million to $6.5 million for the year ended December 31, 2004, compared to an income tax provision of $5.3 million for the year ended December 31, 2003. The decrease in effective rate is due to the reversal of the existing valuation allowance after consideration of the future positive profitability of the Company.
      Net Income. Net income increased $13.5 million to $17.4 million for the year ended December 31, 2004, compared to $4.0 million for the year ended December 31, 2003, primarily as a result of the factors discussed above.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Revenues. Revenues decreased $11.1 million, or 3.7%, to $287.6 million in 2003 from $298.7 million in 2002. Factors impacting the decline in revenues in 2003 included a decrease in North America Class 8, bus and other customized transportation markets production volumes, which resulted in $17.5 million of decreased revenues and a $9.5 million decrease in certain trim-related products. These factors were partially offset by strong OEM sales in the Asian construction seating market of approximately $9.0 million as a result of rising demand for construction equipment in Asia to accommodate economic growth in that region and favorable foreign exchange fluctuations of $7.1 million.

      Gross Profit. Gross profit increased $0.2 million, or 0.4%, to $49.7 million in 2003 from $49.5 million in 2002. As a percentage of revenues, gross profit increased to 17.3% in 2003 from 16.6% in 2002. We believe the $0.2 million increase in gross profit resulted primarily from the continued implementation of our Lean Manufacturing and TQPS initiatives and the corresponding reduction in scrap and overtime expenses at our Vonore, TN facility, as offset by the reduction in revenues described above.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.4 million, or 1.4%, to $24.3 million in 2003 from $23.9 million in fiscal 2002. This increase resulted from $0.3 million of cost efficiency improvements, offset by approximately $0.7 million of unfavorable foreign exchange fluctuations.
      Amortization Expense. Amortization expense increased 51.6%, to $185,000 in 2003 from $122,000 in 2002.
      Other (Income) Expense. The $3.2 million loss in 2003 and the $1.1 million loss in 2002 represent the noncash change in value of the forward exchange contracts in existence at the end of each year.
      Interest Expense. Interest expense decreased $3.1 million, or 24.3%, to $9.8 million in 2003 from $12.9 million in 2002. This decrease reflects a reduction in average total debt of $6.4 million and a decrease in interest rates.
      Loss on Early Extinguishment of Debt. As part of the combination of CVS and National/ KAB Seating during March 2003, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed approximated $3.0 million.
      Provision for Income Taxes. Our effective tax rate was 57.1% in 2003 and 46.0% before the cumulative effect of a change in accounting principle in 2002. Provision for income taxes increased $0.1 million, or 0.6%, to $5.3 million in 2003 from $5.2 million in 2002. The increase in the effective tax rate relates to the mix of income and loss among our North American and European tax jurisdictions and among our subsidiaries and their individual tax jurisdictions.
      Cumulative Effect of Change in Accounting. The cumulative effect of change in accounting for 2002 represented the write-off of goodwill as a result of our adoption of the provisions of SFAS No. 142, effective January 1, 2002 (see “Critical Accounting Policies” below).
      Net Income. Net income for 2003 increased by $49.4 million to $4.0 million, from ($45.4) million in 2002, primarily as a result of the factors discussed above.

Restructuring and Asset Impairment Charges
      In 2000, we recorded a $5.6 million restructuring charge as part of our cost and efficiency initiatives, closing two manufacturing facilities, two administrative centers, and reorganizing our manufacturing and administrative functions. Approximately $1.7 million of the charge was related to employee severance and associated benefits for the 225 terminated employees, approximately $2.6 million related to lease and other contractual commitments associated with the facilities and approximately $1.3 million of asset impairments related to the write-down of assets. All employees were terminated by the end of 2001. Our contractual commitments continue through 2005.
      In 2001, we continued our cost and efficiency initiatives and closed a third manufacturing facility. Of the total $0.4 million restructuring charge, approximately $0.1 million related to employee severance and associated benefits for 77 employees and approximately $0.3 million related to lease and other contractual commitments associated with the facility. All employees were terminated by the end of 2002. The contractual commitments continue through 2005.

      A summary of restructuring activities is as follows:

	Balance at		Balance at		Balance at
	December 31,	Payments/	December 31,	Payments/	December 31,
	2002	Utilization	2003	Utilization	2004

		(Dollars in thousands)
Facility exit and other contractual costs	$1,177	$(390)	$787	$(509)	$278
Employee costs	98	(98)	—	—	—

Total	$1,275	$(488)	$787	$(509)	$278

Liquidity and Capital Resources

Cash Flows
      For the year ended December 31, 2004 we generated cash from operations of $34.2 million. For the year ended December 31, 2003, we generated cash from operations of $10.4 million. For the year ended December 31, 2002, we generated cash from operations of $18.2 million.
      Net cash used in investing activities was $8.9 million during 2004, compared to $6.0 million in 2003 and $4.9 million in 2002. All net cash used in investing activities was for capital expenditures. Capital expenditures were primarily for equipment and tooling purchases related to new or replacement programs and current equipment upgrades.
      Net cash used in financing activities totaled $28.4 million for 2004 compared to $2.8 million in 2003 and $14.8 million during 2002. The net cash used during these periods was principally related to repayments of outstanding borrowings under our senior credit facilities.

Debt and Credit Facilities
      As of December 31, 2004, our subsidiaries had an aggregate of $53.9 million of outstanding indebtedness under various financing arrangements, excluding $2.8 million of outstanding letters of credit. This indebtedness consisted of the following:

•	$4.6 million of revolving credit borrowings and a $42.8 million term loan under a senior credit facility that matures on July 31, 2010. Borrowings under this senior credit facility bear interest at various rates plus a margin based on certain financial ratios. As of December 31, 2004, the $4.6 million borrowings under the revolving credit facility bore interest at a weighted average rate of 7.0% and the $42.8 million borrowings under the term loan bore interest at a weighted average rate of 6.5%.

•	$6.5 million of indebtedness from borrowings financed through the issuance of industrial development bonds relating to our Vonore, Tennessee facility. These borrowings have a final maturity of August 1, 2006 and bear interest at a variable rate based on the interest rate on the bonds, which is adjusted on a weekly basis by the placement agent such that the interest rate on the bonds is sufficient to cause the market value of the bonds to be equal to, as nearly as practicable, 100% of their principal amount. The interest rate was 2.2% at December 31, 2004.
      Availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $40.0 million. Borrowings under the senior credit facility bear interest at a floating prime rate or LIBOR rate plus the applicable margins to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit facility contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $12.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarter(s) Ending	Leverage Ratio

9/30/04 and 12/31/04	3.00 to 1.00
3/31/05 through 12/31/05	2.75 to 1.00
3/31/06 through 12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
      The senior credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, change of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit facility, and our indebtedness thereunder could be declared immediately due and payable. The senior credit facility is collateralized by substantially all of our assets. The senior credit facility will also contain customary events of default.

Recent Acquisitions
      We acquired substantially all of the assets of MVS on February 7, 2005 for $107.5 million of cash and the assumption of substantially all of MVS’ liabilities. We financed this acquisition with cash borrowings under our senior credit facility, which was amended and increased to provide for this acquisition, increasing our revolving credit facility from $40.0 million to $75.0 million and term loans from $65.0 million to $145.0 million.
      We believe that cash flow from operating activities together with available borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months.
Contractual Obligations and Commercial Commitments
      The following table reflects our contractual obligations as of December 31, 2004:

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

		(Dollars in thousands)
Long-term debt obligations	$53,925	$4,884	$19,320	$22,585	$7,136
Operating lease obligations	17,480	5,082	7,140	4,724	534

Total	$71,405	$9,966	$26,460	$27,309	$7,670

      Since December 31, 2004, there have been no material changes outside the ordinary course of our business to our contractual obligations as set forth above.
      In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist principally of pension and post-retirement benefits, facility closure and consolidation costs, forward contracts, loss contracts and other items. In addition, we enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.
      As of December 31, 2004, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements
      We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2004, we had outstanding letters of credit of $2.8 million. We do not believe that these letters of credit will be required to be drawn.
      We currently have no non-consolidated special purpose entity arrangements.
Certain Noncash Charges Related to Recent Stock Option Grants
      To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options in the second quarter of 2004 to purchase an aggregate of 910,869 shares of our new common stock to 16 members of our management team. The exercise price for such options is $5.54 per share. As modified, such options have a ten-year term, with 100% of such options being currently exercisable. We incurred a noncash compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This noncash compensation charge equals the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.
Effects of Inflation
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
      Revenue Recognition and Sales Commitments. We recognize revenue as our products are shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our sales. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses was approximately $0.6 million at December 31, 2004. We believe such estimate is reasonable and we do not anticipate additional losses; however, any change in the estimate will result in a change in period income (loss). We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies.

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
      Valuation of Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002.
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
      Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003, we had recorded a valuation allowance of $3.8 million. As of December 31, 2004, we determined that we no longer require a valuation allowance due to the likelihood of recovery in future periods. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2004 was $14.1 million.
      Defined Benefit Pension Plan. We sponsor a defined benefit pension plan that covers certain of our hourly and salaried employees at our United Kingdom operations. Our policy is to make annual contributions to this plan to fund the normal cost as required by local regulations. In calculating obligation and expense, we are required to make certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. We have historically used December 31 as our annual measurement date. For 2004, we assumed a discount rate of 5.50% to determine our benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate would have increased our expense by $0.2 million and our benefit obligation by $8.1 million.

      We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income investments and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase) a one percentage point decrease in the expected long-term rate of return on plan assets would have increased our expense by $0.3 million. We expect to contribute approximately $1.2 million to our pension plans in 2005.
      We employ a total return investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At December 31, 2004, our pension assets were comprised of 52% equity securities, 25% debt securities and 23% other investments.
      While any negative impact of these Critical Accounting Policies would generally result in noncash charges to earnings, the severity of any charge and its impact on stockholders’ investment could adversely affect our borrowing agreements, cost of capital and ability to raise external capital. Our senior management has reviewed these Critical Accounting Policies with the audit committee of our board of directors, and the audit committee has reviewed its disclosure in this management discussion and analysis.
Recent Accounting Pronouncements
      In December 2003, the FASB issued SFAS No. 132R, a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132R does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June  15, 2004. We have adopted the new disclosure requirements as effective in 2004.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal year 2006. The Company is in the process of determining the impact adoption of this Statement will have on its results of operations.
      In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R). This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R as of July 1, 2005. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
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
      We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate protection agreements. The objective of the interest rate protection agreements is to more effectively balance our borrowing costs and interest rate risk and reduce financing costs. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2004, all of our debt was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.4 million. The impact on the fair market value of our debt at December 31, 2004 would have been insignificant.
      At December 31, 2004, we had no interest protection agreements outstanding. Outstanding foreign currency forward exchange contracts at December 31, 2004 are more fully described in the notes to our financial statements included elsewhere in this filing. The fair value of these contracts at December 31, 2004 amounted to a net asset of $0.5 million, which is reflected in other assets in our condensed December 31, 2004 balance sheet. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our statement of operations. We may designate future forward exchange contracts as cash flow hedges.
Foreign Currency Risk
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
      Our primary exposures to foreign currency exchange fluctuations are pound sterling/ Eurodollar and pound sterling/ Japanese yen. At December 31, 2004, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would not have been significant. The foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

Foreign Currency Transactions
      A significant portion of our revenues during the year ended December 31, 2004 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are principally measured in their respective currency and translated into U.S. dollars. A significant portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
      A significant portion of our assets at December 31, 2004 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Item 8.	Financial Statement and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Vehicle Group, Inc.
      We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and Subsidiaries (the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and Subsidiaries as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 3, 2005

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004

	2003	2004

	(In thousands)
	(except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,486	$1,396
Accounts receivable, net of reserve for doubtful accounts of $2,530 and $2,681, respectively	40,211	46,267
Inventories	29,667	36,936
Prepaid expenses and other current assets	3,754	6,081
Deferred income taxes	5,995	8,201

Total current assets	83,113	98,881

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	15,075	12,949
Machinery and equipment	56,697	64,205
Construction in progress	1,462	3,764
Less accumulated depreciation	(39,742)	(47,953)

Property, plant and equipment — net	33,492	32,965

GOODWILL	82,872	84,715
DEFERRED INCOME TAXES	9,011	5,901
OTHER ASSETS, net of accumulated amortization of $1,098 and $328, respectively	2,007	3,176

	$210,495	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$15,231	$4,884
Accounts payable	23,310	33,846
Accrued liabilities	16,356	18,424

Total current liabilities	54,897	57,154

LONG-TERM DEBT, net of current maturities	101,204	49,041
SUBORDINATED DEBT DUE TO RELATED PARTIES	11,039	—
OTHER LONG-TERM LIABILITIES	8,549	8,397

Total liabilities	175,689	114,592

COMMITMENTS AND CONTINGENCIES (Notes 4, 8, 10, 11, and 12) STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 17,987,497 shares issued and outstanding	138	180
Additional paid-in capital	76,803	123,660
Retained earnings (accumulated deficit)	(43,028)	(15,454)
Stock subscription receivable	(430)	(175)
Accumulated other comprehensive income	1,323	2,835

Total stockholders’ investment	34,806	111,046

	$210,495	$225,638

See notes to consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2003, and 2004

	2002	2003	2004

	(In thousands)
REVENUES	$298,678	$287,579	$380,445
COST OF SALES	249,181	237,884	309,696

Gross profit	49,497	49,695	70,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,952	24,281	28,985
NONCASH OPTION ISSUANCE CHARGE	—	—	10,125
AMORTIZATION EXPENSE	122	185	107

Operating income	25,423	25,229	31,532
(GAIN) LOSS ON FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS	1,098	3,230	(1,247)
INTEREST EXPENSE	12,940	9,796	7,244
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	2,972	1,605

Income before provision for income taxes and cumulative effect of change in accounting	11,385	9,231	23,930
PROVISION FOR INCOME TAXES	5,235	5,267	6,481

Income before cumulative effect of change in accounting	6,150	3,964	17,449
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	(51,630)	—	—

NET INCOME (LOSS)	$(45,480)	$3,964	$17,449

BASIC EARNINGS (LOSS) PER SHARE:
Net income before cumulative effect of change in accounting	$0.45	$0.29	$1.13
Cumulative effect of change in accounting	(3.74)	—	—

Net income (loss)	$(3.29)	$0.29	$1.13

DILUTED EARNINGS (LOSS) PER SHARE:
Net income before cumulative effect of change in accounting	$0.44	$0.29	$1.12
Cumulative effect of change in accounting	(3.70)	—	—

Net income (loss)	$(3.26)	$0.29	$1.12

See notes to consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2002, 2003, and 2004

						Accumulated
					Retained	Other
	Common Stock		Stock	Additional	Earnings	Comprehensive
			Subscription	Paid-In	(Accumulated	Income
	Shares	Amount	Receivable	Capital	Deficit)	(Loss)	Total

	(In thousands, except share data)
BALANCE — December 31, 2001	13,843,286	$138	$(691)	$77,010	$(1,512)	$(2,032)	$72,913
Repurchase of common stock — net	(64,687)	—	261	(207)	—	—	54
Net loss	—	—	—	—	(45,480)	—	—
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	1,272	—
Fair value of derivative instruments	—	—	—	—	—	584	—
Additional minimum pension liability	—	—	—	—	—	(2,318)	—
Total comprehensive loss							(45,942)

BALANCE — December 31, 2002	13,778,599	138	(430)	76,803	(46,992)	(2,494)	27,025
Net income	—	—	—	—	3,964	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,819	—
Fair value of derivative instruments	—	—	—	—	—	529	—
Additional minimum pension liability	—	—	—	—	—	469	—
Total comprehensive income							7,781

BALANCE — December 31, 2003	13,778,599	138	(430)	76,803	(43,028)	1,323	34,806
Net income	—	—	—	—	17,449	—	—
Issuance of common stock	4,259,772	42	—	46,857	—	—	46,899
Repurchase of common stock	(50,874)	—	255	—	—	—	255
Stock options issued	—	—	—	—	10,125	—	10,125
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,056	—
Additional minimum pension liability	—	—	—	—	—	(544)	—
Total comprehensive income							18,961

BALANCE — December 31, 2004	17,987,497	$180	$(175)	$123,660	$(15,454)	$2,835	$111,046

See notes to consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003, and 2004

	2002	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,480)	$3,964	$17,449

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,682	8,106	7,567
Noncash amortization of debt financing costs	647	498	522
Noncash option issuance charge	—	—	10,125
Loss on early extinguishment of debt	—	2,151	1,031
Deferred income tax provision	4,267	1,299	1,340
Noncash (gain) loss on forward exchange contracts	1,098	3,230	(1,291)
Cumulative effect of change in accounting	51,630	—	—
Noncash interest expense on subordinated debt	525	756	481
Change in other operating items:
Accounts receivable	205	(9,215)	(4,744)
Inventories	(144)	1,205	(6,243)
Prepaid expenses and other current assets	1,417	185	(2,360)
Accounts payable and accrued liabilities	(2,993)	(5,278)	11,383
Other assets and liabilities	(1,682)	3,541	(1,083)

Net cash provided by operating activities	18,172	10,442	34,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,937)	(5,967)	(8,907)

Net cash used in investing activities	(4,937)	(5,967)	(8,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock — net	54	—	47,105
Repayment of revolving credit facility	(84,093)	(75,308)	(80,575)
Borrowings under revolving credit facility	80,665	79,335	58,092
Long-term borrowings	469	—	66,061
Repayments of long-term borrowings	(14,347)	(6,768)	(116,031)
Proceeds from issuance (repayment) of subordinated debt	2,500	—	(3,112)
Payments on capital leases	(73)	(20)	(15)
Debt issuance costs and other — net	—	—	48

Net cash used in financing activities	(14,825)	(2,761)	(28,427)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	82	135	1,067

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,508)	1,849	(2,090)
CASH AND CASH EQUIVALENTS:
Beginning of year	3,145	1,637	3,486

End of year	$1,637	$3,486	$1,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,121	$8,533	$7,564

Cash paid for income taxes — net	$119	$157	$2,767

See notes to consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2003 and 2004

1.	Organization and Background
      Commercial Vehicle Group, Inc. and Subsidiaries (“CVG” or the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) designs and manufactures seat and seating systems, cab and trim systems, mirrors, wipers and controls for the North American heavy truck and specialty transportation markets. In addition, the Company manufactures seat systems for the worldwide construction and agriculture vehicle markets. The Company has operations located in Indiana, North Carolina, Ohio, Oregon, Tennessee, Virginia, Washington, Australia, Belgium, China, Sweden and the United Kingdom.
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
      On March 28, 2003, the Company and Commercial Vehicle Systems Holdings, Inc. (“CVS”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into CVS. The holders of the outstanding shares of CVS received, in exchange, shares of the Company on a one-for-one basis resulting in the issuance of 4,870,228 shares of common stock. On May 20, 2004, the Company and Trim Systems, Inc. (“Trim”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into Trim (the CVS and Trim mergers are collectively referred to as the “Mergers”). On August 2, 2004, the Trim merger was effected. The holders of the outstanding shares of Trim received, in exchange, shares of the Company on a .099-for-one basis resulting in the issuance of 2,769,567 shares of common stock. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, the Mergers were accounted for as a combination of entities under common control. Thus, the accounts of CVS, Trim, and the Company were combined based upon their respective historical bases of accounting. The financial statements reflect the combined results of the Company, CVS and Trim as if the Mergers had occurred as of the beginning of the earliest period presented.
      On August 4, 2004, the Company reclassified all of its existing classes of common stock into one class of common stock and in connection therewith effected a 38.991-to-one stock split. The stock split has been reflected in the share and per share amounts for all periods presented.
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

2.	Significant Accounting Policies
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.
      Inventories — Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following as of December 31 (in thousands):

	2003	2004

Raw materials	$21,664	$27,645
Work in process	1,781	2,111
Finished goods	6,222	7,180

	$29,667	$36,936

      Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
      Property, Plant and Equipment — Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years
Tools and dies	5 years
Computer hardware and software	3 years
      Accelerated depreciation methods are used for tax reporting purposes.
      Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the related item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values after considering proceeds are charged or credited to income.
      The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for impairment of long-lived assets. The Company had no impairments during 2002, 2003, or 2004.
      Other Assets — Other assets principally consist of debt financing costs of approximately $1.2 million at December 31, 2003 and $2.0 million at December 31, 2004, which are being amortized over the term of the related obligations.
      Goodwill — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired, which prior to the adoption on January 1, 2002, of SFAS No. 142, Goodwill and Intangible Assets, was being amortized on a straight-line basis over 40 years. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.
      Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its reporting units.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of its North America reporting unit was lower than its book value, resulting in a transitional impairment charge of approximately $51.6 million in 2002. The write-off was recorded as a cumulative effect of a change in accounting, net of tax benefit of $9.3 million related to the tax benefit on the deductible portion of the goodwill, in the Company’s consolidated statement of operations for the year ended December 31, 2002. The Company will also perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon the Company’s assessments performed during 2004, no impairment of goodwill was deemed to have occurred.
      The change in the carrying amount of goodwill for the years ended December 31, 2003 and 2004, for the Company’s reporting units, are as follows (in thousands):

	North	All Other
	America	Countries	Total

Balance — December 31, 2002	$60,294	$20,330	$80,624
Currency translation adjustment	—	2,248	2,248

Balance — December 31, 2003	60,294	22,578	82,872
Currency translation adjustment	—	1,843	1,843

Balance — December 31, 2004	$60,294	$24,421	$84,715

      Other Long-term Liabilities — Other long-term liabilities consisted of the following as of December 31 (in thousands):

	2003	2004

Pension liability	$3,609	$4,662
Facility closure and consolidation costs	932	423
Forward contracts	815	—
Postretirement medical benefit plan	620	538
Loss contracts	473	75
Other	2,100	2,699

	$8,549	$8,397

      Revenue Recognition — The Company recognizes revenue as its products are shipped from its facilities to its customers which is when title passes to the customer for substantially all sales. In certain circumstances, the Company may be committed under existing agreements to supply product to its customers at selling prices that are not sufficient to cover the direct cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill the Company’s obligations to its customers. The estimated amounts of such losses were approximately $1.5 million at December 31, 2003 and $0.6 million at December 31, 2004. These amounts are recorded within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
      Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products,

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2003	2004

Balance — Beginning of the year	$2,600	$1,999
Additional provisions recorded	863	1,813
Deduction for payments made	(1,420)	(1,433)
Currency translation adjustment	(44)	29

Balance — End of year	$1,999	$2,408

      Income Taxes — The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.
      Comprehensive Income (Loss) — The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on certain derivative instruments utilized to hedge certain of the Company’s interest rate exposures. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders’ investment. The components of accumulated other comprehensive income (loss) consisted of the following as of December 31 (in thousands):

	2003	2004

Foreign currency translation adjustment	$3,172	$5,228
Minimum pension liability	(1,849)	(2,393)

	$1,323	$2,835

      Accounting for Derivative Instruments and Hedging Activities — The Company follows the provisions of SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, which requires every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the statement of operations and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In accordance with SFAS No. 133, the Company recorded the fair value of the interest rate collar and interest rate swaps described in Note 6 as a liability at December 31, 2002, with an offsetting adjustment to accumulated other comprehensive income (loss), as the interest rate collar and interest rate swaps were cash flow hedges. The interest rate collar and interest rate swap contracts were cancelled or expired at various dates through the end of 2003.
      Fair Value of Financial Instruments — At December 31, 2004, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, unless otherwise noted. The carrying value of these instruments approximates fair value as a

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments, except as disclosed in Note 6.
      Foreign Currency Translation — The functional currency of the Company is the U.S. dollar. Assets and liabilities of the Company’s foreign operations are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are accumulated as a separate component of stockholders’ investment.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are used for such items as allowance for doubtful accounts, inventory reserves, warranty, pension and post retirement benefit liabilities, contingent liabilities, goodwill impairment and depreciable lives of property and equipment. Ultimate results could differ from those estimates.
      Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of its foreign currency transaction exposures of its foreign operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheets, with the offsetting noncash gain or loss included in the consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of the Company’s open foreign exchange contracts at December 31, 2004 (in thousands):

	December 31, 2004

	Local Currency		U.S. $ Equivalent
	Amount	U.S. $ Equivalent	Fair Value

Commitments to buy (sell) currencies:
U.S. dollar	(192)	$(192)	$(192)
Eurodollar	54,910	74,543	76,617
Swedish krona	21,250	3,141	3,232
Japanese yen	3,875,000	42,708	40,087
Australian dollar	4,250	3,316	3,295
      The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $0.5 million is included in other assets in the consolidated balance sheet at December 31, 2004.
      Recently Issued Accounting Pronouncements — In December 2003, the FASB issued SFAS No. 132R, a revision to SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132R does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The Company has included the required disclosures in Note 12 to the

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial statements. The adoption of SFAS No. 132R did not impact the Company’s consolidated balance sheet or results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current-period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in fiscal year 2006. The Company is in the process of determining the impact adoption of this Statement will have on its results of operations.
      In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No 123R). This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R as of July 1, 2005. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

3.	Accrued Liabilities
      Accrued liabilities consisted of the following as of December 31 (in thousands):

	2003	2004

Compensation and benefits	$7,121	$8,041
Warranty costs	1,999	2,408
Product liability	721	340
Interest	1,341	202
Income and other taxes	521	2,215
Facility closure and consolidation costs	475	278
Freight	254	412
Loss contracts	1,010	486
Other	2,914	4,042

	$16,356	$18,424

4.	Stockholders’ Investment
      Common Stock — The authorized capital stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share. In August, 2004, the Company reclassified all of its existing classes of common stock, which effectively resulted in a 38.991-to-one stock split. The stock split has been reflected in the share and per share amounts for all periods presented.
      Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2004.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings Per Share — Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. In accordance with SFAS No. 128, an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, (before the cumulative effect of an accounting change) as the control number in determining whether potential common shares are dilutive or antidilutive. As a result, diluted earnings (loss) per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income before cumulative effect on change in accounting, regardless if those amounts were antidilutive to their respective basic per share amounts. Diluted earnings per share for 2002, 2003 and 2004 includes the effects of outstanding stock options and warrants using the treasury stock method (in thousands, except per share amounts):

	2002	2003	2004

Net income (loss) applicable to common stockholders — basic and diluted	$(45,480)	$3,964	$17,449

Weighted average number of common shares outstanding	13,827	13,779	15,429
Dilutive effect of outstanding stock options after application of the treasury stock method	104	104	194

Dilutive shares outstanding	13,931	13,883	15,623

Basic earnings (loss) per share	$(3.29)	$0.29	$1.13

Diluted earning (loss) per share	$(3.26)	$0.29	$1.12

      Stock Options and Warrants — In 1998, the Company issued options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008, in connection with an acquisition. None of the initially granted options have been exercised as of December 31, 2004. The options were granted at an exercise price determined to be at or above fair value on the date of grant. In addition, the Company had outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which were exercised in conjunction with the Company’s initial public offering in August 2004.
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
      In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. The options were granted at an exercise price determined to be at or above fair value on the date of grant. These options have a ten year life and vest equally over a 3 year period. Had compensation cost for these plans been determined as required under SFAS No. 123, the impact to 2004 net income would have been approximately $0.1 million and basic and diluted earnings per share would remain unchanged.
      Repurchase of Common Stock — During 2002 and 2004, the Company repurchased 64,687 and 50,874 shares of common stock from certain stockholders at an average price of $3.24 and $4.78 per share, respectively.
      Dividends — The Company has not declared or paid any cash dividends in the past. The Company’s credit agreement prohibits the payment of cash dividends.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Restructuring and Integration
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
      A summary of restructuring activities for the years ended December 31, 2004 is as follows (in thousands):

		Facility Exit
	Employee	and Other
	Costs	Contractual Costs	Total

Balance — December 31, 2002	$98	$1,177	$1,275
Usage/cash payments	(98)	(390)	(488)

Balance — December 31, 2003	—	787	787
Usage/cash payments	—	(509)	(509)

Balance — December 31, 2004	$—	$278	$278

      Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure of the Company and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At December 31, 2004, the Company had principally completed its actions under these plans, other than certain contractual commitments, which continue through 2008. Summarized below is the activity related to these actions (in thousands):

		Facility Exit
	Employee	and Other
	Costs	Contractual Costs	Total

Balance — December 31, 2002	$10	$680	$690
Usage/cash payments	(10)	(60)	(70)

Balance — December 31, 2003	—	620	620
Usage/cash payments	—	(197)	(197)

Balance — December 31, 2004	$—	$423	$423

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt
      Debt consisted of the following at December 31 (in thousands):

	2003	2004

Revolving credit facilities, bore interest at a weighted average rate of 5.9% as of December 31, 2003 and 7.0% as of December 31, 2004	$26,530	$4,566
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 5.2% as of December 31, 2003 and 6.5% as of December 31, 2004	80,195	42,857
Sterling loan notes	3,193	—
Other	6,517	6,502

	116,435	53,925
Less current maturities	15,231	4,884

	$101,204	$49,041

      Future maturities of debt as of December 31, 2004 are as follows (in thousands):

Year Ending December 31

2005	$4,884
2006	12,226
2007	7,094
2008	8,504
2009	14,081
Thereafter	7,136
      Credit Agreement — The Company’s senior credit agreement consists of a revolving credit facility of $40 million and term loans of $65 million, of which approximately $40.0 million expires in July 2009 and approximately $65.0 million expires in July 2010. Quarterly repayments are required under the term loans. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company, as defined. The senior credit agreement contain various restrictive covenants, including limiting indebtedness, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. Compliance with respect to these covenants as of December 31, 2004 was achieved. Borrowings under the senior credit agreements are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at December 31, 2004 the Company has outstanding letters of credit of approximately $2.8 million expiring through April 2008.
      The Credit Agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of December 31, 2004, $29.6 million of the term loans were denominated in U.S. dollars and $4.6 million of the revolving credit facility borrowings and $13.2 million of the term loans were denominated in British pounds sterling.
      During March 2003, in conjunction with the Company’s merger with CVS, the Company amended its credit agreement. Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company wrote off the unamortized cost of its old and new fees paid to the financial institution and third party fees related to the then existing credit agreement as a loss on extinguishment of debt. The third party fees related to amended credit agreement were capitalized and are being amortized over the life of the amended credit agreement.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sterling Loan Notes — In conjunction with the acquisition of Bostrom plc, Sterling loan notes were issued in exchange for certain shares acquired by the Company. The notes bore interest at LIBOR and were due December 31, 2004. The Sterling loan notes were fully redeemed in November of 2004.

7.	Subordinated Debt
      In June 2001, Onex Corporation, the controlling stockholder of the Company, and its affiliates (“Onex”) loaned the Company $7 million pursuant to a five-year promissory note. Interest, which was deferred in 2002 and 2003 and through August 10, 2004 was prime plus 1.25%. The promissory note was collateralized by all assets of the Company and its subsidiaries and was subject to an intercreditor agreement between the Company, certain of its lenders, and Onex. This loan plus accrued interest was repaid on August 10, 2004 with proceeds from the Company’s initial public offering.
      In September 2002, the Company issued subordinated debt in the amount of $2.5 million to its principal stockholders, including Onex. The debt bore interest at 12.0% and would have matured on September 30, 2006. Accrued interest over the term of the obligation was payable in kind (“PIK”) at maturity. Interest accrued during 2004 and added to principal was approximately $0.2 million. This debt plus PIK interest was repaid on August 10, 2004 with proceeds from the Company’s initial public offering.

8.	Income Taxes
      Pretax income before the cumulative effect of change in accounting consisted of the following for the years ended December 31 (in thousands):

	2002	2003	2004

Domestic	$7,795	$3,966	$17,996
Foreign	3,590	5,265	5,934

Total	$11,385	$9,231	$23,930

      A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2002	2003	2004

Federal provision at statutory rate	$3,871	$3,139	$8,136
U.S. tax on foreign income	—	1,411	779
Foreign provision in excess (less) than U.S. tax rate	403	563	(20)
State taxes, net of federal benefit	899	304	1,087
Other	62	(150)	307
Valuation allowance	—	—	(3,808)

Provision for income taxes	$5,235	$5,267	$6,481

      The provision for income taxes for the years ended December 31 is as follows (in thousands):

	2002	2003	2004

Current	$968	$3,968	$5,141
Deferred	4,267	1,299	1,340

Provision for income taxes	$5,235	$5,267	$6,481

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of deferred income tax assets and liabilities is as follows as of December 31 (in thousands):

	2003	2004

Current deferred tax assets:
Accounts receivable	$435	$457
Inventory	1,716	1,731
Warranty costs	1,152	677
Foreign exchange contracts	277	439
Stock options	—	3,442
Other accruals not currently deductible for tax purposes	2,415	1,455

Net current deferred assets	$5,995	$8,201

Noncurrent deferred tax assets:
Amortization lives and methods	$1,306	$(1,837)
Pension obligation	1,655	1,906
Net operating loss carryforwards	4,834	3,730
Original issue discount	4,095	—
Valuation allowance	(3,808)	—
Foreign tax credit carryforwards	700	1,694
Other accruals not currently deductible for tax purposes	229	408

Net noncurrent deferred tax assets	$9,011	$5,901

      As of December 31, 2004, the Company had approximately $8.3 million of federal and $23.1 million of state net operating loss carryforwards related to the Company’s U.S. operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and the Company’s legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. The Company’s net operating loss carryforwards expire beginning in 2015 and continue through 2023. In 2004, it was determined that the valuation allowance in place pertaining to net operating losses at December 31, 2003 was no longer necessary due to the likelihood of future recovery. The deferred income tax provision consists of the change in the deferred income tax assets, adjusted for the impact of the tax benefit on the cumulative effect of the change in accounting and the tax impact of certain of the other comprehensive income (loss) items. No provision has been made for U.S. income taxes related to undistributed earnings of the Company’s foreign subsidiaries that are intended to be permanently reinvested.
      The Company operates in multiple jurisdictions and is routinely under audit by federal, state, and international tax authorities. Exposures exist related to various filing positions which may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures have been established which represent management’s best estimate of the probable adjustments. On a quarterly basis, management evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. Management believes that the Company has established the appropriate reserve for these estimated exposures. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on the Company’s consolidated statement of operations and provision for income taxes.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Segment Reporting
      The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is organized in two divisions based on the products that each division offers to OEM customers. Each division reports their results of operations, submits budgets, and makes capital expenditures requests to their operating decision-making group. This group consists of the president and chief executive officer, the general managers of the divisions, and the chief financial officer. The Company’s operating segments have been aggregated into one reportable segment, as the Company believes it meets the aggregation criteria of SFAS No. 131. The Company’s divisions, each with a separate general manager, are dedicated to providing components and systems to OEM customers. Each of the divisions demonstrates similar economic performance, mainly driven by production volumes of the customers which they service. All of the Company’s operations use similar manufacturing techniques and utilize common cost saving tools. These techniques include a continuous improvement program designed to reduce the Company’s overall cost base and to enable the Company to better handle heavy truck and specialty transportation market volume fluctuations.
      The following table presents revenues and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Years Ended December 31,

	2002		2002		2002

		Long-lived		Long-lived		Long-lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America	$229,706	$31,977	$201,132	$28,787	$272,460	$26,918
All other countries	68,972	3,047	86,447	4,705	107,985	6,047

	$298,678	$35,024	$287,579	$33,492	$380,445	$32,965

      Revenues are attributed to geographic locations based on the location of product production.
      The following is a summary composition by product category of the Company’s revenues (in thousands):

	Years Ended December 31,

	2002	2003	2004

Seats and seating systems	$136,632	$148,916	$202,469
Trim systems and components	96,000	76,864	106,172
Mirrors, wipers and controls	66,046	61,799	71,804

Revenues from external customers	$298,678	$287,579	$380,445

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Major Customers
      Customers that accounted for a significant portion of consolidated revenues for each of the three years in the period ended December 31, 2004 were as follows:

	Years Ended
	December 31,

	2002	2003	2004

PACCAR	26%	26%	28%
Freightliner	22	18	17
International	8	8	9
Volvo/ Mack	7	4	6
Caterpillar	4	6	5
      As of December 31, 2003 and 2004, receivables from these customers represented 49% and 47% of total receivables, respectively.

11.	Commitments and Contingencies
      401(k) Plans — The Company sponsors various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pretax basis to the plan. In accordance with the terms of the 401(k) plans, the Company elects to match a certain percentage of the participants’ contributions to the plans, as defined. The Company recognized expense associated with these plans of approximately $380,000, $291,000 and $463,000 in 2002, 2003 and 2004, respectively.
      Leases — The Company leases office and manufacturing space and certain equipment under operating lease agreements that require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of these lease rentals, approximately $0.5 million are included in the facility closure and consolidation cost reserve. The anticipated future lease costs are based in part on certain assumptions and estimates with respect to sublease income and the Company will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $3.9 million, $5.1 million and $5.6 million in 2002, 2003 and 2004, respectively. Future minimum annual rental commitments at December 31, 2004 under these leases are as follows (in thousands):

Year Ending December 31

2005	$5,082
2006	3,910
2007	3,230
2008	2,939
2009	1,785
Thereafter	534
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
position, results of operations or cash flows of the Company; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

12.	Defined Benefit Plan and Postretirement Benefits
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
      The change in benefit obligation, plan assets and funded status as of and for the years ended December 31, 2003 and 2004 consisted of the following (in thousands):

	2003		2004

		Post-		Post-
	Pension Plan	Retirement	Pension Plan	Retirement
	in Which	Benefits	in Which	Benefits
	Accumulated	Other	Accumulated	Other
	Benefits	Than	Benefits	Than
	Exceed Assets	Pensions	Exceed Assets	Pensions

Change in benefit obligation:
Benefit obligation — Beginning of year	$24,348	$847	$29,897	$834
Service cost	1,134	—	1,213	—
Interest cost	1,640	48	1,879	39
Plan participants’ contributions	463	—	514	—
Actuarial (gain) loss	456	(14)	2,628	(128)
Benefits paid	(1,015)	(47)	(996)	(58)
Exchange rate changes	2,871	—	2,441	—

Benefit obligation at end of year	29,897	834	37,576	687
Change in plan assets:
Fair value of plan assets — Beginning of year	17,147	—	22,841	—
Actual return on plan assets	3,172	—	2,973	—
Employer contributions	1,177	—	1,200	58
Plan participants’ contributions	463	—	514	—
Benefits paid	(1,015)	—	(996)	(58)
Exchange rate changes	1,897	—	1,865	—

Fair value of plan assets at end of year	22,841	—	28,397	0

Funded status	(7,056)	(834)	(9,179)	(687)
Unrecognized actuarial loss	6,617	214	8,407	86
Adjustment to recognize minimum liability	(3,170)	—	(3,890)	—

Accrued benefit cost	$(3,609)	$(620)	$(4,662)	$(601)

      At December 31, 2003 and 2004, the Company was required to record a minimum pension liability of approximately $3.6 million and $4.7 million, respectively, which is included in other long-term liabilities and accumulated other comprehensive loss, net of tax, in the consolidated financial statements. The

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulated benefit obligation for the pension plan was $33.8 million at December 31, 2004 and $29.1 million at December 31, 2003.
      The following weighted-average assumptions were used to account for the plans:

	2003		2004

		Post-		Post-
		retirement		retirement
		Benefits		Benefits
	Pension	Other Than	Pension	Other Than
	Benefits	Pensions	Benefits	Pensions

Discount rate	5.75%	6.00%	5.50%	5.75%
Expected return on plan assets	7.50	N/A	7.50	N/A
Rate of compensation increase	3.00	N/A	3.20	N/A
      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.0% through 2010 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would not have had a material impact on total service and interest cost components or on the postretirement benefit obligation.
      The components of net periodic benefit cost for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands):

				Postretirement
				Benefits
	Pension Benefits			Other Than Pensions

	2002	2003	2004	2002	2003	2004

Service cost	$1,048	$1,134	$1,213	$—	$—	$—
Interest cost	1,465	1,640	1,879	46	48	39
Expected return on plan assets	(1,548)	(1,451)	(1,879)	—	—	—
Recognized actuarial loss	115	385	285	—	—	—

Net periodic benefit cost	$1,080	$1,708	1,498	$46	$48	$39

      The weighted average asset allocations of the Company’s U.K. pension assets at December 31, 2003 and 2004, by asset category, are as follows:

	Pension Benefits

	2003	2004

Equity securities	51%	52%
Debt securities	26	25
Other	23	23
      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner;

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The Company expects to contribute $1.2 million to its pension plan and $0.1 million to its postretirement medical benefit plan in 2005.
      The following table presents the Company’s projected benefit payments as of December 31, 2004 (in thousands):

Year	Pension	Post-Retirement

2005	$570	$64
2006	691	67
2007	770	69
2008	840	70
2009	974	70
Thereafter	7,125	283

13.	Related Party Transactions
      In addition to the items discussed in Note 7, the following related party transactions occurred during the three years ended December 31, 2004:

•	The Company made payments of $1.0 million, $1.6 million and $1.1 million to Hidden Creek Industries, an affiliate of the Company, for financing and acquisition-related services in 2002, 2003 and 2004, respectively. These services are included in selling, general and administrative expenses in the consolidated statements of operations.

•	During the year ended December 31, 2002, the Company recognized revenues of approximately $1.8 million for the sale of design services to ASC, an affiliate of the Company.

•	In 2001, Onex acquired a one-third interest in the Company’s $66.0 million senior credit facility. Total interest expense related to the portion of this senior credit facility owned by Onex was approximately $1.0 million, $0.9 million and $0.5 million for the years ended December 31, 2002, 2003 and 2004, respectively. This debt plus accrued interest was repaid on August 10, 2004 in conjunction with the Company’s initial public offering and the Company’s new $105 million senior credit facility.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Quarterly Financial Data (Unaudited):
      The following is a condensed summary of actual quarterly results of operations for 2003 and 2004 (in thousands, except per share amounts):

					Basic	Diluted
				Net	Earnings	Earnings
		Gross	Operating	Income	(Loss)	(Loss) Per
	Revenues	Profit	Income	(Loss)	Per Share	Share(a)

2003:
First	$66,383	$10,155	$4,149	$(1,699)	$(0.12)	$(0.12)
Second	71,408	12,151	6,302	1,521	0.11	0.11
Third	71,707	13,081	7,277	2,734	0.20	0.20
Fourth	78,081	14,307	7,500	1,407	0.10	0.10
2004:
First	$85,990	$15,487	$7,954	$5,549	$0.40	$0.40
Second	94,491	16,855	(164)	(877)	(0.06)	(0.06	)(b)
Third	98,713	18,229	11,289	6,846	0.42	0.42
Fourth	101,252	20,178	12,453	5,931	0.33	0.32

(a) See Note 4 for discussion on the computation of diluted shares outstanding.

(b)	Includes $10,125 noncash compensation charge related to modification of vesting of options issued in May 2004.
      The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

15.	Subsequent Events
      On February 7, 2004 the Company acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems North American Commercial Vehicle Operations (“MVS”) for cash consideration of $107.5 million. MVS, whose products include frames and assemblies, sleeper boxes and other structural components, was the only non-captive producer of complete truck cabs for the commercial vehicle sector and has full service engineering and development capabilities. Products include cab frames and assemblies, sleeper boxes and other structural components. MVS customers include International, Volvo/ Mack and Freightliner. The acquisition of MVS adds manufacturing facilities in Norwalk and Shadyside, Ohio and Kings Mountain, North Carolina and a technical facility in the Detroit, Michigan area to the Company’s operations. For the year ended December 31, 2004, MVS recorded revenues of approximately $207 million and earnings before interest, taxes, depreciation and amortization of approximately $25 million. The acquisition of MVS was financed by an increase and amendment to our existing senior credit facility increasing our revolving credit facility from $40 million to $75 million and term loans from $65 million to $145 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Commercial Vehicle Group, Inc.
      We have audited the consolidated financial statements of Commercial Vehicle Group, Inc. and Subsidiaries (the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) as of December 31, 2003 and 2004, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 3, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the Company’s method of accounting for goodwill and other intangible assets); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Commercial Vehicle Group, Inc. and Subsidiaries included in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 3, 2005

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2002, 2003, and 2004
Allowance for Doubtful Accounts:
      The transactions in the allowance for doubtful accounts for the years ended December 31, 2002, 2003, and 2004 were as follows (in thousands):

	2002	2003	2004

Balance — Beginning of the year	$4,103	$2,309	$2,530
Provisions	(497)	1,529	2,448
Utilizations	(1,454)	(1,424)	(2,390)
Currency translation adjustment	157	116	93

Balance — End of the year	$2,309	$2,530	$2,681

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:
      The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31, 2002, 2003, and 2004 were as follows (in thousands):

	2002	2003	2004

Balance — Beginning of the year	$1,868	$690	$620
Provisions	—	—
Utilizations	(1,178)	(70)	(197)

Balance — End of the year	$690	$620	$423

Facility Closure and Consolidation Costs:
      The transactions in the facility closure and consolidation costs account for the years ended December 31, 2002, 2003, and 2004 were as follows (in thousands):

	2002	2003	2004

Balance — Beginning of the year	$2,197	$1,275	$787
Provisions	—	—	—
Utilizations	(922)	(488)	(509)

Balance — End of the year	$1,275	$787	$278

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      All information required to be reported on a Form 8-K has been reported on a Form 8-K.
PART III

Item 10.	Directors and executive Officers of the Registrant

A.	Directors of the Registrant
      The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled “Election of Directors” which appears in CVG’s 2005 Proxy Statement.

B.	Executive Officers
      The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2004.

Name	Age	Principal Position(s)

Scott D. Rued	48	Chairman and Director
Mervin Dunn	51	President, Chief Executive Officer and Director
Donald P. Lorraine	51	Managing Director — KAB Seating
Gerald L. Armstrong	43	President — CVG Americas
James F. Williams	58	Vice President of Human Resources
Chad M. Utrup	32	Vice President of Finance and Chief Financial Officer
David R. Bovee	55	Director
S.A. Johnson	64	Director
Eric J. Rosen	43	Director
Richard A. Snell	63	Director
      The following biographies describe the business experience of our executive officers and directors.
      Scott D. Rued has served as a Director since February 2001 and Chairman since April 2002. Since September 2003, Mr. Rued has served as a Managing Partner of Thayer Capital Partners. Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek from May 2000 to August 2003. From January 1994 through April 2000, Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek. Mr. Rued is presently the Chairman and a Director of Dura Automotive Systems, Inc., a manufacturer of driver control systems, window systems and door systems for the global automotive industry.

      Mervin Dunn has served as our President and Chief Executive Officer since June 2002, and prior thereto served as the Vice President Manufacturing of Trim Systems, upon his joining us in October 1999. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. From 1988 to 1998 Mr. Dunn served in a number of key leadership roles at Arvin Industries, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. From 1985 to 1988, Mr. Dunn held several key management positions in engineering and quality assurance at Johnson Controls Automotive Group, an automotive trim company, including Division Quality Manager. From 1980 to 1985, Mr. Dunn served in a number of management positions for engineering and quality departments of Hyster Corporation, a manufacturer of heavy lift trucks.
      Donald P. Lorraine has served as the Managing Director of KAB Seating since 1989, as Group Operations Director from 1986 to 1989, and as the Factory Manager of KAB Seating’s main manufacturing facility in the United Kingdom from 1983 to 1986. Prior to joining KAB Seating, Mr. Lorraine served in several different roles in production management for the domestic appliance division of Tube Investments, a United Kingdom engineering company.
      Gerald L. Armstrong has served as the President — CVG Americas since March 2003. From July 2002 to March 2003, Mr. Armstrong served as Vice President and General Manager of National Seating and KAB North America. Prior to joining us, Mr. Armstrong served from 1995 to 2000 and from 2000 to July 2002 as Vice President and General Manager, respectively, of Gabriel Ride Control Products, a manufacturer of shock absorbers and related ride control products for the automotive and light truck markets, and a wholly owned subsidiary of ArvinMeritor, Inc. Mr. Armstrong began his service with ArvinMeritor Inc., a manufacturer of automotive and commercial vehicle components, modules and systems in 1987, and served in various positions of increasing responsibility within its light vehicle original equipment and aftermarket divisions before starting at Gabriel Ride Control Products. Prior to 1987, Mr. Armstrong held various positions of increasing responsibility including Quality Engineer and Senior Quality Supervisor and Quality Manager with Schlumberger Industries and Hyster Corporation.
      James F. Williams has served as the Vice President of Human Resources since August 1999. Prior to joining us, Mr. Williams served as Corporate Vice President of Human Resources and Administration for SPECO Corporation from January 1996 to August 1999. From April 1984 to January 1996, Mr. Williams served in various key human resource management positions in General Electric’s Turbine, Lighting and Semi Conductor business. In addition, Mr. Williams served as Manager of Labor Relations and Personnel Services at Mack Trucks’ Allentown Corporate location from 1976 to 1984.
      Chad M. Utrup has served as the Vice President and Chief Financial Officer since January 2003, and prior thereto served as the Vice President of Finance at Trim Systems since 2000. Prior to joining us in February 1998, Mr. Utrup served as a project management group member at Electronic Data Systems, a systems integration and IT support company. While with Electronic Data Systems, Mr. Utrup’s responsibilities included implementing cost recovery and efficiency programs at various Delphi Automotive Systems support locations.
      David R. Bovee has served as a Director since October 2004. He has served as Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. since January 2001 and from November 1990 to May 1997. From May 1997 until January 2001, Mr. Bovee served as Vice President of Business Development. Mr. Bovee also serves as Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.
      S.A. (“Tony”) Johnson has served as a Director since September 2000. Mr. Johnson served as the Chairman of Hidden Creek from May 2001 to May 2004 and from 1989 to May 2001 was its Chief Executive Officer and President. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson is also Chairman and Director of Tower Automotive, Inc., and a Director of J.L. French Automotive Castings, Inc.

      Eric J. Rosen has served as a Director since August 2004. Mr. Rosen is Managing Director of Onex Investment Corp., an affiliate of Onex Corporation, a diversified industrial corporation, and has held that position since 1994. Mr. Rosen served as a Vice President of Onex Investment Corp. from 1989 to 1994. Prior thereto, Mr. Rosen was employed in the merchant banking group at Kidder, Peabody & Co. from 1987 to 1989. Mr. Rosen also currently serves as a Director of J.L. French Automotive Castings, Inc. and DRS Technologies, Inc.
      Richard A. Snell has served as a Director since August 2004. Mr. Snell has served as an Operating Partner at Thayer Capital Partners since 2003. Prior to joining Thayer, Mr. Snell served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, from 1996 to 2000 and as Chief Executive Officer of Tenneco Automotive, also an automotive parts manufacturer. Mr. Snell currently serves on the board of Schneider National, Inc.
      There are no family relationships between any of CVG’s executive officers or directors.

C.	Section 16(a) Beneficial Ownership Reporting Compliance
      The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” which appears in CVG’s 2005 Proxy Statement.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the sections labeled “Compensation of Directors” and “Executive Compensation” which appear in CVG’s 2005 Proxy Statement excluding information under the headings “Compensation Committee Report on Executive Compensation” and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated herein by reference to the sections labeled “Ownership of CVG Common Stock” and “Equity Compensation Plans,” which appear in CVG’s 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” which appears in CVG’s 2005 Proxy Statement.

Item 14.	Principle Accountant Fees and Services
      The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditors Fees” which appears in CVG’s 2005 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents Filed as Part of this Report on Form 10-K
      (1) Financial Statements:

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2003 and 2004

•	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Stockholders’ Investment for the Years Ended December 31, 2002, 2003 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

•	Notes to Consolidated Financial Statements
      (2) Financial Statement Schedules:

•	Financial Statement Schedule II — Valuation and Qualifying Accounts
      (3) Exhibits: See “Exhibit Index”

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC.
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.1	Amended and Restated Credit Agreement, dated as of March 28, 2003, by and among Commercial Vehicle Systems Limited, KAB Seating Limited, National Seating Company, Commercial Vehicle Systems, Inc., CVS Holdings, Inc., Bostrom Holding, Inc., the several financial institutions from time to time party to this agreement (the “Lenders”), Fleet National Bank, as an Issuer and Bank of America, N.A., as administrative agent for the Lenders, Collateral Agent, Swing Line Lender and an Issuer (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.2	Revolving Credit and Term Loan Agreement, dated as of October 29, 1998, by and among Trim Systems Operating Corp, Tempress, Inc., Trim Systems, LLC, the financial institutions from time to time signatory thereto (the “Banks”) and Comerica Bank, as agent for the Banks (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.3	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of December 31, 1998, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.4	Amendment No. 2 to Revolving Credit and Term Loan Agreement and Waiver, dated as of November 22, 1999, by and among U.S. Bank National Association, as co-agent, Bank One, N.A., as co-agent, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.5	Amendment No. 3 to Revolving Credit and Term Loan Agreement and Waiver, dated as of June 28, 2001, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.6	Assignment and Waiver Agreement, dated as of June 28, 2001, by and among Trim Systems Operating Corp, Tempress, Inc., Trim Systems, LLC, U.S. Bank National Association, Bank One, NA, Comerica Bank, 1363880 Ontario Inc. and J2R Partners II-B, LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.7	Amendment No. 4 to Revolving Credit and Term Loan Agreement, dated as of November 13, 2002, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.8	Amendment No. 5 to Revolving Credit and Term Loan Agreement and Waiver dated as of February 2004, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC, (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

Exhibit No.	Description

10.9	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.10	First Amendment to Revolving Credit and Term Loan Agreement, dated as of September 16, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks.
10.11	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks.
10.12	Investor Stockholders Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc., Onex American Holdings LLC, J2R Partners VII and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.13	Investor Stockholders Joinder Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.14	Joinder to the Investor Stockholders Agreement by and among Bostrom Holding, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.15	Management Stockholders Agreement, dated as of August 9, 2004, by and among Commercial Vehicle Group, Inc., Onex American Holdings II LLC and the individuals named on Schedule I thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000- 50890), filed on September 17, 2004).
10.16	Note Purchase Agreement, dated September 30, 2002, by and among Bostrom Holding, Inc., Baird Capital Partners II Limited, BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership, BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.17	Form of Subordinated Promissory Note issued by Bostrom Holding, Inc. in favor of each of BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.18	Promissory Note, dated as of June 28, 2001, issued by Trim Systems Operating Corp. in favor of 1363880 Ontario Inc., in the amount of $6,850,000 (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.19	Promissory Note, dated as of June 28, 2001, issued by Trim Systems Operating Corp. in favor of J2R Partners II-B, LLC, in the amount of $150,000 (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

Exhibit No.		Description

10	.20*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.21*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.22*	Commercial Vehicle Group, Inc. Equity Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.23*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Equity Incentive Plan.
10	.24*	Employment agreement, dated as of May 16, 1997, with Donald P. Lorraine (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.25		Recapitalization Agreement, dated as of August 4, 2004, by and among Commercial Vehicle Group, Inc. and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.26		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.27		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.28		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.29		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.30*	Commercial Vehicle Group, Inc. 2005 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on February 7, 2005).
21.1		Subsidiaries of Commercial Vehicle Group, Inc.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification by Mervin Dunn, President and Chief Executive Officer
31.2		Certification by Chad M. Utrup, Vice President of Finance and Chief Financial Officer
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ Scott D. Rued

Scott D. Rued,
Chairman
Date: March 14, 2005
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Rued Scott D. Rued	Chairman and Director	March 14, 2005

/s/ Mervin Dunn Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2005

/s/ David R. Bovee David R. Bovee	Director	March 14, 2005

/s/ S.A. Johnson S.A. Johnson	Director	March 14, 2005

/s/ Eric J. Rosen Eric J. Rosen	Director	March 14, 2005

/s/ Richard A. Snell Richard A. Snell	Director	March 14, 2005

/s/ Chad M. Utrup Chad M. Utrup	Vice President and Chief Financial Officer (Principal Accounting Officer)	March 14, 2005