Form 10-Q
period 2005-03-31
Commercial Vehicle Group, Inc.
filed 2005-05-11
CIK 1290900

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-50890

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 6530 West Campus Oval New Albany, Ohio (Address of principal executive offices)	41-1990662 (I.R.S. Employer Identification No.) 43054 (Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at April 27, 2005 was 17,987,497 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	3

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4:	Controls and Procedures	16

PART II. OTHER INFORMATION		17

SIGNATURE		18
Amended/Restated Equity Incentive Plan
Certification by President and CEO
Certification by Vice President of Finance and CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906

ITEM 1 – FINANCIAL INFORMATION

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts – unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES	$152,415	$85,990

COST OF SALES	126,163	70,503

Gross Profit	26,252	15,487

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,549	7,497

AMORTIZATION EXPENSE	24	36

Operating Income	16,679	7,954

OTHER (INCOME) EXPENSE	(2,881)	(3,270)

INTEREST EXPENSE	2,168	2,268

Income before income taxes	17,392	8,956

PROVISION FOR INCOME TAXES	6,506	3,407

NET INCOME	$10,886	$5,549

BASIC EARNINGS PER SHARE	$0.61	$0.40

DILUTED EARNINGS PER SHARE	$0.59	$0.40

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands – unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,527	$1,396
Accounts receivable — net of allowance for doubtful accounts of $3,561 and $2,681	102,913	46,267
Inventories	52,129	36,936
Prepaid expenses and other current assets	7,027	6,081
Deferred income taxes	7,038	8,201

Total current assets	170,634	98,881
PROPERTY, PLANT AND EQUIPMENT — Net	68,359	32,965
GOODWILL	145,100	84,715
DEFERRED INCOME TAXES	6,516	5,901
OTHER ASSETS — Net	7,301	3,176

	$397,910	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$16,251	$4,884
Accounts payable	67,679	33,846
Accrued liabilities	38,719	18,424

Total current liabilities	122,649	57,154
LONG-TERM DEBT — Net	137,234	49,041
OTHER LONG-TERM LIABILITIES	17,657	8,397

Total liabilities	277,540	114,592

COMMITMENTS AND CONTINGENCIES (Notes 4, 8, 9, and 10)
STOCKHOLDERS’ INVESTMENT
Common stock, $0.01 par value per share; 30,000,000 shares authorized; 17,987,497 shares outstanding	180	180
Additional paid-in capital	123,660	123,660
Accumulated deficit	(4,568)	(15,454)
Stock subscriptions receivable	(175)	(175)
Accumulated other comprehensive income	1,273	2,835

Total stockholders’ investment	120,370	111,046

	$397,910	$225,638

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,886	$5,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,762	2,060
Noncash amortization of debt financing costs	173	138
Deferred income taxes	1,120	1,307
Loss on sale of assets	22	42
Noncash gain on forward exchange contracts	(2,872)	(3,270)
Noncash interest expense on subordinated debt	—	189
Change in other operating items	(2,033)	20

Net cash provided by operating activities	10,058	6,035

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(2,883)	(840)
Payment for asset acquisition — Net	(106,358)	—

Net cash used in investing activities	(109,241)	(840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	27,551	20,509
Repayments of revolving credit facility	(26,165)	(20,925)
Borrowings under long-term debt	102,458	—
Repayments of long-term debt	(3,877)	(7,247)
Other – Net	(2)	(4)

Net cash provided by (used in) financing activities	99,965	(7,667)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(651)	80

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131	(2,392)
CASH AND CASH EQUIVALENTS — Beginning of period	1,396	3,486

CASH AND CASH EQUIVALENTS — End of period	$1,527	$1,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,074	$1,694

Cash paid (refunded) for income taxes — Net	$1,513	$(62)

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     Commercial Vehicle Group, Inc. and Subsidiaries (“CVG” or the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) designs and manufactures seats and seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and sleeper boxes, mirrors, wiper systems and controls for the global commercial vehicle market, including the heavy-duty truck market, the construction market and the specialty and military transportation markets. The Company has operations located in Indiana, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington, Australia, Belgium, China, Sweden and the United Kingdom.

     The Company has prepared the condensed consolidated financial statements of CVG without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2004 consolidated financial statements and the notes thereto as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.

     Revenues and operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

2. Acquisitions and Pro Forma Financial Information

     On February 7, 2005, CVG acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (“MVS” or “Mayflower”) for cash consideration of $107.5 million. MVS, whose products include cab frames and assemblies, sleeper boxes and other structural components, is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector with full service engineering and development capabilities. MVS serves the North American commercial vehicle sector from three manufacturing locations in Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina. For the year ended December 31, 2004, Mayflower recorded revenues of approximately $207 million and operating income of approximately $22 million. Financing for the acquisition consisted of an increase and amendment to the Company’s existing credit facility.

     The Mayflower acquisition will be accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of Mayflower based upon their respective fair values. This allocation will be based upon valuations and other studies that have not yet been completed. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from the pro forma amounts included herein.

     The purchase price and costs associated with the acquisition exceeded the preliminary fair value of the net assets acquired by approximately $59.1 million. Pending completion of an independent valuation analysis, we have preliminarily allocated the excess purchase price over the fair value of the net assets acquired to goodwill. Our preliminary estimate of goodwill as of the acquisition date, which is subject to further refinement, is as follows (in thousands):

Purchase price	$107,500
Working capital and other adjustments	(4,920)
Transaction costs	3,742
Net assets of Mayflower at historical cost	(47,184)

Excess of purchase price over net assets acquired	$59,138

     The following unaudited pro forma financial information for the three months ended March 31, 2005 and 2004 represents the combined results of the Company’s operations and MVS as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is for informational purposes only and should not be considered indicative of actual results that would have been achieved had the transaction described above actually been completed at the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Revenues	$176,401	$128,758
Net income	$11,403	$6,945

Basic earnings per share	$0.63	$0.50

Diluted earnings per share	$0.62	$0.50

3. Inventories

     Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$33,976	$27,645
Work in process	10,330	2,111
Finished goods	7,823	7,180

	$52,129	$36,936

     Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

4. Stockholders’ Investment

     Common Stock — The authorized common stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 17,987,497 shares outstanding at December 31, 2004 and March 31, 2005. In August 2004, the Company reclassified all of its existing classes of common stock and performed a 38.991-to-one stock split. The stock split has been reflected in the share and per share amounts for all periods presented.

     Preferred Stock — The authorized preferred stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding at December 31, 2004 and March 31, 2005.

     Earnings Per Share — Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the quarter in accordance with SFAS No. 128. Diluted earnings per share for the quarter ended March 31, 2005 includes the effects of outstanding stock options and warrants using the treasury stock method.

	Three Months Ended
	March 31,
	2005	2004
Net income applicable to common stockholders — basic and diluted	$10,886	$5,549

Weighted average number of common shares outstanding	17,987	13,779
Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	309	106

Diluted shares outstanding	18,297	13,885

Basic earnings per share	$0.61	$0.40

Diluted earnings per share	$0.59	$0.40

     Stock Options and Warrants — In 1998, the Company issued options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008, in connection with an acquisition. None of the initially granted options have been exercised as of March 31, 2005. The options were granted at an exercise price determined to be at or above fair value on the date of grant. In addition, the Company had outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which were exercised in conjunction with the Company’s initial public offering in August 2004.

     In May 2004, the Company granted options to purchase 910,869 shares of common stock at $5.54 per share. Initially, these options had a ten year term, with 50% of such options becoming immediately exercisable and the remaining 50% becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, the Company modified the terms of these options to be 100% vested immediately. The Company recorded a noncash compensation charge of $10.1 million, equal to the difference between $5.54 and the estimated fair market value.

     In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. The options were granted at an exercise price determined to be at or above fair value on the date of grant. These options have a 10 year life and vest equally in annual increments over a 3 year period. Had compensation cost for these plans been determined as required under SFAS No. 123, the impact to 2005 net income would have been approximately $0.2 million and basic and diluted earnings per share would remain unchanged.

     Repurchase of Common Stock — During 2004, the Company repurchased 50,874 shares of common stock from certain stockholders at an average price of $4.78 per share.

     Dividends — The Company has not declared or paid any cash dividends in the past. The Company’s credit agreement prohibits the payment of cash dividends.

5. Debt

     Debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Revolving credit facilities, bore interest at a weighted average rate of 6.7% as of March 31, 2005 and 7.0% as of December 31, 2004	$5,851	$4,566
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.6% as of March 31, 2005 and 6.5% as of December 31, 2004	141,132	42,857
Other	6,502	6,502

	153,485	53,925
Less current maturities	16,251	4,884

	$137,234	$49,041

     Credit Agreement — In connection with the acquisition of Mayflower, the Company amended its existing senior credit facility, to increase the revolving credit facility from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million. The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. The senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. Compliance with respect to these covenants as of March 31, 2005 was achieved. Borrowings under the senior credit facility are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at March 31, 2005 the Company had outstanding letters of credit of approximately $3.3 million expiring through 2009.

     The credit facility provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of March 31, 2005, $2.5 million of the revolving credit facility borrowings and $128.6 million of the term loans were denominated in U.S. dollars and $3.3 million of the revolving credit facility borrowings and $12.5 million of the term loans were denominated in British pounds sterling.

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

     The Company performs impairment tests annually during the second quarter and whenever events or circumstances occur indicating that goodwill might be impaired. During the three months ended March 31, 2005, the Company reduced goodwill by $0.6 million due to currency translation adjustments.

7. Comprehensive Income

     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of March 31, 2005 (in thousands):

Foreign currency translation adjustment	$4,171
Minimum pension liability	(2,898)

$1,273

     Comprehensive income for the three months ended March 31 is as follows (in thousands):

	2005	2004
Net income	$10,886	$5,549
Other comprehensive income:
Foreign currency translation adjustment	(1,057)	272
Minimum pension liability adjustment	(505)	—

Comprehensive income	$9,324	$5,821

8. Commitments and Contingencies

     Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2005 (in thousands):

Balance — Beginning of period	$2,408
Increase due to acquisitions	3,194
Additional provisions recorded	654
Deduction for payments made	(458)
Currency translation adjustment	(7)

Balance — End of period	$5,791

     Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of the foreign currency transaction exposures of its United Kingdom operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheets, with the offsetting noncash gain or loss included in the consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of the Company’s open foreign exchange contracts at March 31, 2005 (in thousands):

	March 31, 2005
			U.S. $
	Local		Equivalent
	Currency	U.S. $	Fair
	Amount	Equivalent	Value
Commitments to sell currencies:
U.S. dollar	$—	$—	$—
Eurodollar	48,280	64,442	64,344
Swedish krona	16,250	2,362	2,319
Japanese yen	4,150,000	44,639	41,410
Australian dollar	4,500	3,435	3,458

     The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $3.3 million is included in other assets in the condensed consolidated balance sheet at March 31, 2005.

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

9. Defined Benefit Plan and Postretirement Benefits

     The Company sponsors defined benefit plans that covers certain hourly and salaried employees in the United States and United Kingdom. The Company’s policy is to make annual contributions to the plan to fund the normal cost as required by local regulations. In addition, the Company has postretirement medical benefit plan for certain retirees and their dependents of the U.S. operations, and has recorded a liability for its estimated obligation under this plan. The impact of the postretirement medical benefit plan was not significant as of and for the three months ended March 31, 2005.

     The components of net periodic benefit cost related to the defined benefit plan is as follows (in thousands):

	U.S. Pension Plans		U.K. Pension Plans
	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Service cost	$222	$352	$271	$302
Interest cost	234	394	510	449
Expected return on plan assets	(229)	(397)	(529)	(449)
Recognized actuarial loss	—	84	96	63

Net periodic benefit cost	$227	$433	$348	$365

     We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $1.1 million to our pension plans in 2005. Inclusive of the Mayflower acquisition, on a pro forma basis, we would have expected to contribute $2.2 million. As of March 31, 2005, $0.4 million of contributions have been made to the pension plans. We anticipate contributing an additional $1.8 million to our pension plans in 2005 for total estimated contributions during 2005 of $2.2 million.

10. Related Party Transactions

     The following related party transactions occurred during the three months ended March 31, 2005 and 2004:

•	The Company made payments of $0.4 million to Hidden Creek Industries, a private industrial management company that is a partnership controlled by Onex, for financing and acquisition-related services for the three months ended March 31, 2004. These services are included in selling, general and administrative expenses in the consolidated statements of operations. As of March 31, 2005, Onex controlled 26% of the outstanding voting shares of the Company.

•	In January 2005, the Company entered into an advisory agreement with Hidden Creek Partners LLC. Hidden Creek Partners is a newly formed advisory firm that is controlled by former principals of Hidden Creek Industries but is otherwise not affiliated with Onex or the Company. This advisory agreement replaces the management agreement with Hidden Creek Industries. The services to be provided pursuant to the advisory agreement include assistance with financing activities, strategic initiatives and acquisitions. The Company did not make any payments to Hidden Creek Partners during the three months ended March 31, 2005.

•	In May 2004, the Company entered in a Product Sourcing Assistance Agreement with Baird Asia Limited. Pursuant to the agreement, Baird Asia Limited will assist us in procuring materials and parts from Asia. For the three months ended March 31, 2005, the Company made payment of approximately $676,000 to Baird Asia Limited under this agreement. Of this amount, approximately $60,000 was retained by Baird Asia Limited as its commission under the Product Sourcing Assistance Agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

     We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction market and the specialty and military transportation markets. Our products include suspension seat systems, cab structures and components, interior trim systems, such as instrument and door panels, headliners, cabinetry and floor systems, mirrors, wiper systems and controls and switches specifically designed for applications in commercial vehicle cabs. CVG is headquartered in New Albany, OH with operations throughout North America, Europe and Asia. Information about CVG and its products is available on the internet at www.cvgrp.com.

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

Recent Developments

     On February 7, 2005, we acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (“MVS” or “Mayflower”) for cash consideration of $107.5 million. MVS, whose products include cab frames and assemblies, sleeper boxes and other structural components, is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector with full service engineering and development capabilities. MVS serves the North American commercial vehicle sector from manufacturing locations in Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina. For the year ended December 31, 2004, Mayflower recorded revenues of approximately $207 million and operating income of approximately $22 million. Financing for the acquisition consisted of an increase and amendment to our senior credit facility.

Basis of Presentation

     Onex Corporation, Hidden Creek Industries and certain other investors acquired Trim Systems in 1997 and each of Commercial Vehicle Systems and National/KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of Commercial Vehicle Systems and National/KAB Seating were formally combined under a single holding company, now known as Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting. Our results of operations include the results of Mayflower since the date of its acquisition.

Results of Operations

     The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months
	Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of Sales	82.8	82.0

Gross Profit	17.2	18.0
Selling, General and Administrative Expenses	6.3	8.7
Amortization Expense	0.0	0.0

Operating Income	10.9	9.3
Other (Income) Expense	(1.9)	(3.8)
Interest Expense	1.4	2.6

Income Before Income Taxes	11.4	10.5
Provision for Income Taxes	4.3	4.0

Net Income	7.1%	6.5%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenues. Revenues increased $66.4 million, or 77.2%, to $152.4 million in the three months ended March 31, 2005 from $86.0 million in the three months ended March 31, 2004. This increase resulted primarily from the acquisition of Mayflower which equated to approximately $40 million of increased revenue. In addition, a 51% increase in North American heavy truck production equated to approximately $23.1 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $2.4 million. Favorable foreign exchange fluctuations also added approximately $0.9 million of revenues over the prior year period.

     Gross Profit. Gross profit increased $10.8 million, or 69.5%, to $26.3 million in the three months ended March 31, 2005 from $15.5 million in the three months ended March 31, 2004. As a percentage of revenues, gross profit decreased to 17.2% in the three months ended March 31, 2005 from 18.0% in the three months ended March 31, 2004. This decrease resulted primarily from the continuing pressures on raw material commodities such as steel and petroleum which had a negative impact of approximately $3 million during the quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 27.4%, to $9.6 million in the three months ended March 31, 2005 from $7.5 million in the three months ended March 31, 2004. This increase resulted principally from the Mayflower acquisition as well as additional costs related to the overall growth and costs related to being a public company versus the prior year period.

     Amortization Expense. Amortization expense decreased $12 thousand, or 33.3%, to $24 thousand in the three months ended March 31, 2005 from $36 thousand in the three months ended March 31, 2004.

     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $2.9 million gain in the three months ended March 31, 2005 and the $3.3 million gain in the three months ended March 31, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.

     Interest Expense. Interest expense decreased $0.1 million, or 4.5%, to $2.2 million in the three months ended March 31, 2005 from $2.3 million in the three months ended March 31, 2004. This decrease reflects a reduction in total debt during the respective periods offset by the addition of debt related to the Mayflower acquisition.

     Provision for Income Taxes. Our effective tax rate was 37.4% for the three months ended March 31, 2005 and 38.0% for the same period in 2004. An income tax provision of $6.5 million in the three months ended March 31, 2005 compared to a provision for income tax of $3.4 million in the three months ended March 31, 2004. The minor reduction in effective rate quarter over quarter can be attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period.

     Net Income. Net income increased $5.3 million to $10.9 million in the three months ended March 31, 2005, compared to $5.6 million in the three months ended March 31, 2004, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

     For the three months ended March 31, 2005, we generated cash from operations of $10.1 million. For the three months ended March 31, 2004, we generated cash from operations of $6.0 million.

     Net cash used in investing activities was $109.2 million for the first three months of 2005 and $0.8 million for the comparable period in 2004. The amounts used in 2005 reflect both capital expenditure purchases and the acquisition of Mayflower.

     Net cash from financing activities totaled $100.0 million for the three months ended March 31, 2005, compared to net cash used by financing activities of $7.7 million in the same period of 2004. The net cash from financing activities in 2005 was principally related to the acquisition of Mayflower and the amendment to our senior credit facility.

Debt and Credit Facilities

     As of March 31, 2005, the Company had an aggregate of $153.4 million of outstanding indebtedness excluding $3.3 million of outstanding letters of credit under various financing arrangements. We were in compliance with all of our covenants under our debt and credit facilities as of March 31, 2005.

     In August 2004, in connection with our initial public offering, we entered into a $105.0 million senior credit facility, consisting of a $65.0 million term loan and a $40.0 million revolving line of credit. We used borrowings under the term loan, together with proceeds of the offering to repay all of our existing borrowings under our then existing senior credit facilities and to repay all of our then existing subordinated indebtedness. In connection with this senior credit facility, we recorded a loss in the third quarter of 2004 on the early extinguishment of debt of approximately $1.6 million related to unamortized deferred financings fees.

In February 2005, in connection with the acquisition of Mayflower, we amended our senior credit facility to increase the revolving credit facility from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million. The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $1.7 million third party fees relating to the credit agreement were capitalized and are being amortized over the life of the credit agreement. As of March 31, 2005, under our senior credit facility we had borrowings of $5.9 million under our revolving credit facility and term loans of $141.1 million. The weighted average rate on these borrowings, for the quarter ended March 31, 2005, ranged from 6.7% with respect to the revolving borrowings to 6.5% for the term loan borrowings and 7.1% for the foreign currency term loan borrowings.

     Under terms of our senior credit facility, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $75.0 million. Borrowings under the senior credit facility bear interest at a floating rate which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit facility contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $20.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarters(s) Ending	Leverage Ratio
3/31/05 through 09/30/05	3.00 to 1.00
12/31/05 through 09/30/06	2.75 to 1.00
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00

     The senior credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit facility, and our indebtedness thereunder could be declared immediately due and payable. The senior credit facility is collateralized by substantially all of our assets. The senior credit facility also contains customary events of default.

     In addition, as of March 31, 2005, we also had $6.5 million of indebtedness from borrowings financed through the issuance of industrial development bonds relating to our Vonore, Tennessee facility. These borrowings had a final maturity of August 1, 2006 and bore interest at a variable rate which was adjusted on a weekly basis by the placement agent such that the interest rate on the bonds was sufficient to cause the market value of the bonds to be equal to, as nearly as practicable, 100% of their principal amount. As of March 31, 2005, this interest rate was 2.5%. On May 2, 2005 we redeemed these bonds for approximately $6.5 million.

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

Critical Accounting Policies and Estimates

     In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No 123R). This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. . In April 2005, the Securities and Exchange Commission (SEC) deferred the required effective date of SFAS No. 123 to the fiscal year beginning after June 15, 2005. The company is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

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

     There have been no material changes to our exposure to market risk since December 31, 2004.

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

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.

Item 5.	Other Information:

We filed a Form 8-K on February 7, 2005 disclosing events related to the Mayflower acquisition under Items 1.01, 2.01, 7.01 and 9.01. That Form 8-K should also have reported under Item 1.01 that we had financed the acquisition in part by amending our senior credit facility to increase the revolving debt from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million.

Item 6.	Exhibits:

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

10.1	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

10.2	Commercial Vehicle Group, Inc. 2005 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on February 7, 2005).

10.3	The Amended and Restated Commercial Vehicle Group, Inc. Equity Incentive Plan.

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Vice President of Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: May 11, 2005	By	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer