Form 10-Q
period 2005-06-30
Commercial Vehicle Group, Inc.
filed 2005-08-03
CIK 1290900

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50890
COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1990662 (I.R.S. Employer Identification No.)
6530 West Campus Oval New Albany, Ohio (Address of principal executive offices)	43054 (Zip Code)
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at July 15, 2005 was 20,876,130 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES	$196,091	$94,491	$348,506	$180,481

COST OF SALES	159,949	77,636	286,112	148,139

Gross Profit	36,142	16,855	62,394	32,342

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,172	6,867	19,721	14,364

NONCASH OPTION ISSUANCE CHARGE	—	10,125	—	10,125

AMORTIZATION EXPENSE	140	27	164	63

Operating Income (Loss)	25,830	(164)	42,509	7,790

OTHER INCOME	(392)	(429)	(3,272)	(3,699)

INTEREST EXPENSE	3,315	2,071	5,482	4,339

Income (Loss) Before Income Taxes	22,907	(1,806)	40,299	7,150

(BENEFIT) PROVISION FOR INCOME TAXES	8,722	(929)	15,228	2,478

NET INCOME (LOSS)	$14,185	$(877)	$25,071	$4,672

BASIC EARNINGS (LOSS) PER SHARE	$0.79	$(0.06)	$1.39	$0.34

DILUTED EARNINGS (LOSS) PER SHARE	$0.78	$(0.06)	$1.37	$0.34

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands)

	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,939	$1,396
Accounts receivable — Net of allowance for doubtful accounts of $4,426 and $2,681	121,368	46,267
Inventories	58,813	36,936
Prepaid expenses and other current assets	5,003	6,081
Deferred income taxes	7,917	8,201

Total current assets	197,040	98,881
PROPERTY, PLANT AND EQUIPMENT — Net	69,429	32,965
GOODWILL	187,231	84,715
DEFERRED INCOME TAXES	7,029	5,901
OTHER ASSETS — Net	15,990	3,176

	$476,719	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$16,918	$4,884
Accounts payable	73,307	33,846
Accrued liabilities	39,908	18,424

Total current liabilities	130,133	57,154
LONG-TERM DEBT — Net	189,331	49,041
OTHER LONG-TERM LIABILITIES	24,520	8,397

Total liabilities	343,984	114,592

COMMITMENTS AND CONTINGENCIES (Notes 5, 8, 9, and 10)
STOCKHOLDERS’ INVESTMENT:
Common stock, $0.01 par value per share; 30,000,000 shares authorized; 17,987,497 shares outstanding	180	180
Additional paid-in capital	123,660	123,660
Accumulated benefit (deficit)	9,617	(15,454)
Stock subscriptions receivable	(152)	(175)
Accumulated other comprehensive income (loss)	(570)	2,835

Total stockholders’ investment	132,735	111,046

	$476,719	$225,638

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,071	$4,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,900	4,093
Noncash amortization of debt financing costs	372	290
Deferred income tax provision (benefit)	1,262	(731)
Loss on sale of assets	63	75
Noncash gain on forward exchange contracts	(3,238)	(3,710)
Noncash interest expense on subordinated debt	—	395
Change in other operating items	(8,522)	3,364

Net cash provided by operating activities	20,908	8,448

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(5,513)	(2,190)
Payment for asset acquisition — Net	(163,185)	—

Net cash used in investing activities	(168,698)	(2,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	163,138	37,555
Repayments of revolving credit facility	(97,804)	(43,902)
Borrowings under long-term debt	225,733	1,130
Repayments of long-term debt	(139,248)	(11,843)
Noncash option issuance charge	—	10,125
Other — Net	21	(738)

Net cash provided by (used in) financing activities	151,840	(7,673)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,507)	718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,543	(2,133)
CASH AND CASH EQUIVALENTS — Beginning of period	1,396	3,486

CASH AND CASH EQUIVALENTS — End of period	$3,939	$1,353

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,910	$3,293

Cash paid for income taxes — Net	$9,710	$1,272

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     Commercial Vehicle Group, Inc. and its Subsidiaries (“CVG” or the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) designs and manufactures suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. The Company has operations located in Arizona, Indiana, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington, Wisconsin, Australia, Belgium, China, Mexico, Sweden and the United Kingdom.
     The Company has prepared the condensed consolidated financial statements of CVG without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its fiscal 2004 consolidated financial statements and the notes thereto as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
     Revenues and operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
2. Acquisitions and Financial Information
     On February 7, 2005, CVG acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (“Mayflower”) for cash consideration of $107.5 million (the “Mayflower acquisition”). Mayflower, whose products include cab frames and assemblies, sleeper boxes and other structural components, is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector with full service engineering and development capabilities. Mayflower serves the North American commercial vehicle sector from three manufacturing locations in Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina. For the year ended December 31, 2004, Mayflower recorded revenues of approximately $206.5 million and operating income of approximately $21.6 million. Financing for the acquisition consisted of an increase and amendment to the Company’s existing credit facility.
     The Mayflower acquisition was accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of Mayflower based upon their respective fair values. This allocation will be based upon valuations and other studies that have not yet been completed. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ from the amounts included herein.
     The purchase price and costs associated with the acquisition exceeded the preliminary fair value of the net assets acquired by approximately $65.7 million. Pending completion of an independent valuation analysis, CVG has preliminarily allocated the excess purchase price over the fair value of the net assets acquired to goodwill. CVG’s preliminary estimate of goodwill as of the acquisition date, which is subject to further refinement, is as follows (in thousands):

Purchase price (cash consideration)	$107,500
Transaction costs and other adjustments	3,681
Net assets of Mayflower at historical cost	(45,488)

Excess of purchase price over net assets acquired	$65,693

     On June 3, 2005, the Company acquired all of the stock of Monona Corporation, the parent of Monona Wire Corporation (“MWC”), for $55.0 million, and MWC became a wholly owned subsidiary of the Company (the “MWC acquisition”). The MWC acquisition was funded through an increase and amendment to the Company’s senior credit facility. MWC is a leading manufacturer of complex, electronic wire harnesses and related assemblies used in the global heavy equipment and specialty and military vehicle markets. It also produces panel assemblies for commercial equipment markets and cab frame assemblies for Caterpillar. MWC operates from primary manufacturing operations in the U.S. and Mexico. For the fiscal year ended January 31, 2005, MWC recorded revenues of approximately $85.5 million and operating income of approximately $9.6 million.
     The MWC acquisition was also accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of MWC based upon their respective fair values. This allocation will be based upon valuations and other studies that have not yet been completed. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ from the amounts included herein.
     The purchase price and costs associated with the MWC acquisition exceeded the preliminary fair value of the net assets acquired by approximately $38.5 million. Pending completion of an independent valuation analysis, CVG has preliminarily allocated the excess purchase price over the fair value of the net assets acquired to goodwill. The acquired goodwill is not deductible for income tax purposes. CVG’s preliminary estimate of goodwill as of the acquisition date, which is subject to further refinement, is as follows (in thousands):

Purchase price (cash consideration)	$55,000
Transaction costs	615
Net assets of MWC at historical cost	(17,125)

Excess of purchase price over net assets acquired	$38,490

3. Inventories
     Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$35,493	$27,645
Work in process	12,947	2,111
Finished goods	10,374	7,180

	$58,813	$36,936

     Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
4. Stockholders’ Investment
     Common Stock — The authorized common stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 17,987,497 shares outstanding at December 31, 2004 and June 30, 2005. In August 2004, the Company reclassified all of its existing classes of common stock and performed a 38.991-to-one stock split. The stock split has been reflected in the share and per share amounts for all periods presented.
     Preferred Stock — The authorized preferred stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding at December 31, 2004 and June 30, 2005.
     Earnings Per Share — Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the quarter in accordance with SFAS No. 128. Diluted earnings per share for the quarter ended June 30, 2005 and six months ended June 30, 2005 and 2004 includes the effects of outstanding stock options and warrants using the treasury stock method. Potential common shares of 106,281 related to stock options and warrants were excluded from the computation of diluted loss per share for the quarter ended June 30, 2004 as the inclusion of these shares would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders — basic and diluted	$14,185	$(877)	$25,071	$4,672

Weighted average number of common shares outstanding	17,987	13,751	17,987	13,765

Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	273	—	292	106

Diluted shares outstanding	18,260	13,751	18,279	13,871

Basic earnings (loss) per share	$0.79	$(0.06)	$1.39	$0.34

Diluted earnings (loss) per share	$0.78	$(0.06)	$1.37	$0.34

     Stock Options and Warrants — In 1998, the Company issued options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008, in connection with an acquisition. None of the initially granted options have been exercised as of June 30, 2005. The options were granted at an exercise price determined to be at or above fair value on the date of grant. In addition, the Company had outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which were exercised in conjunction with the Company’s initial public offering in August 2004.
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

     In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. The options were granted at an exercise price determined to be at or above fair value on the date of grant. These options have a ten year term and vest equally in annual increments over a 3 year period. Had compensation cost for these plans been determined as required under SFAS No. 123, the impact to net income for the six months ended June 30, 2005 would have been approximately $0.3 million and basic and diluted earnings per share would remain unchanged.
     Dividends — The Company has not declared or paid any cash dividends in the past. The Company’s credit agreement prohibits the payment of cash dividends.
5. Debt
     Debt consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Revolving credit facilities, bearing interest at a weighted average rate of 6.8% as of June 30, 2005 and 7.0% as of December 31, 2004	$69,659	$4,566
Term loans, with principal and interest payable quarterly, bearing interest at a weighted average rate of 6.5% as of June 30, 2005 and 6.5% as of December 31, 2004	136,590	42,857
Other	—	6,502

	206,249	53,925
Less current maturities	(16,918)	(4,884)

	$189,331	$49,041

     Credit Agreement — In connection with the acquisition of MWC, the Company amended its senior credit facility to increase the revolving credit facility from $75.0 million to $100.0 million. The revolving credit facility is available until January 31, 2010 and the $145.0 million term loans are due and payable on December 31, 2010. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. The senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. Compliance with respect to these covenants as of June 30, 2005 was achieved. Borrowings under the senior credit facility are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at June 30, 2005 the Company had outstanding letters of credit of approximately $1.8 million.
     The credit facility provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of June 30, 2005, $67.5 million of the revolving credit facility borrowings and $125.0 million of the term loans were denominated in U.S. dollars and $2.1 million of the revolving credit facility borrowings and $11.6 million of the term loans were denominated in British pounds sterling.
     Prior to May 2, 2005, the Company also had $6.5 million of indebtedness from borrowings financed through the issuance of industrial development bonds relating to its Vonore, Tennessee facility. These borrowings had a final maturity of August 1, 2006 and bore interest at a variable rate which was adjusted on a weekly basis by the placement agent such that the interest rate on the bonds was sufficient to cause the market value of the bonds to be equal to, as nearly as practicable, 100% of their principal amount. On May 2, 2005 the Company redeemed these bonds for approximately $6.5 million.
6. Goodwill
     Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired, which prior to the adoption on January 1, 2002, of SFAS No. 142, Goodwill and Intangible Assets, was being amortized on a straight-line basis over 40 years. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.

     The Company performs impairment tests annually during the second quarter and whenever events or circumstances occur indicating that goodwill might be impaired. During the six months ended June 30, 2005, the Company reduced goodwill by approximately $1.9 million due to currency translation adjustments and goodwill was increased by approximately $104.2 million due to the Mayflower and MWC acquisitions.
7. Comprehensive Income
     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of June 30, 2005 (in thousands):

Foreign currency translation adjustment	$2,328
Minimum pension liability	(2,898)

$(570)

     Comprehensive income for the six months ended June 30 is as follows (in thousands):

	2005	2004
Net income	$25,071	$4,672
Other comprehensive income:
Foreign currency translation adjustment	(2,900)	(612)
Minimum pension liability adjustment	(505)	—

Comprehensive income	$21,666	$4,060

8. Commitments and Contingencies
     Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2005 (in thousands):

Balance — Beginning of period	$2,408
Increase due to acquisitions	5,183
Additional provisions recorded	1,488
Deduction for payments made	(1,132)
Currency translation adjustment	(24)

Balance — End of period	$7,923

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

The following table summarizes the notional amount of the Company’s open foreign exchange contracts at June 30, 2005 (in thousands):

	June 30, 2005
			U.S. $
	Local		Equivalent
	Currency	U.S. $	Fair
	Amount	Equivalent	Value
Commitments to sell currencies:
U.S. dollar	$(400)	$(385)	$(402)
Eurodollar	49,719	62,739	61,462
Swedish krona	10,750	1,470	1,376
Japanese yen	4,325,000	43,646	41,170
Australian dollar	7,900	5,762	5,913
     The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $3.7 million is included in other assets in the condensed consolidated balance sheet at June 30, 2005.
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
9. Defined Benefit Plan and Postretirement Benefits
     The Company sponsors defined benefit plans that covers certain hourly and salaried employees in the United States and United Kingdom. The Company’s policy is to make annual contributions to the plan to fund the normal cost as required by local regulations. In addition, the Company has a postretirement medical benefit plan for certain U.S. operations’ retirees and their dependents, and has recorded a liability for its estimated obligation under this plan. The impact of the postretirement medical benefit plan was not significant as of and for the six months ended June 30, 2005.
     The components of net periodic benefit cost related to the defined benefit plan is as follows (in thousands):

	U.S. Pension Plans		U.K. Pension Plans
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$611	$700	$512	$597
Interest cost	645	784	964	888
Expected return on plan assets	(631)	(788)	(999)	(888)
Recognized actuarial loss	—	166	181	124

Net periodic benefit cost	$625	$862	$658	$721

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.1 million to its pension plans in 2005. Inclusive of the Mayflower acquisition, on a pro forma basis, CVG would have expected to contribute $2.2 million. As of June 30, 2005, $1.3 million of contributions have been made to the pension plans. The Company anticipates contributing an additional $1.0 million to its pension plans in 2005 for total estimated contributions during 2005 of $2.3 million.

10. Related Party Transactions
     In May 2004, the Company entered in a Product Sourcing Assistance Agreement with Baird Asia Limited. Pursuant to the agreement, Baird Asia Limited will assist the Company in procuring materials and parts from Asia. For the six months ended June 30, 2005, the Company made payment of approximately $648,000 to Baird Asia Limited under this agreement. Of this amount, approximately $101,000 was retained by Baird Asia Limited as its commission under the Product Sourcing Assistance Agreement.
11. Subsequent Events
     On July 6, 2005, the Company completed an offering of common stock at a price of $17.75 per share. Of the total shares offered, 1,500,000 were sold by the Company and 6,308,191 were sold by certain selling stockholders. Net proceeds to the Company of approximately $22.9 million were used to repay outstanding indebtedness under the senior credit facility. In the connection with this offering, Onex American Holdings II LLC and affiliated investors and Baird Capital Partners III L.P. and affiliated investors sold all of their share ownership in the Company. In addition, certain members of management exercised options to purchase 217,404 shares of common stock, which were sold in the offering as part of the 6,308,191 shares sold by the selling stockholders. Net proceeds to the Company of $1.2 million from the payment of the exercise price of such options were used to repay outstanding indebtedness under the senior credit facility. Subsequent to the offering, remaining beneficial ownership of management and other pre-IPO stockholders is approximately 4%.
     On July 6, 2005, the Company completed a private offering of $150 million aggregate principal amount of 8% senior notes due 2013. The Company used the proceeds to reduce outstanding indebtedness under the senior credit facility and for general corporate purposes.
     On July 13, 2005, the underwriters, pursuant to their over allotment option, purchased an additional 1,171,229 shares of common stock resulting in net proceeds of approximately $19.9 million to the Company, which was used to further reduce outstanding indebtedness under the senior credit facility and for general corporate purposes.
     As a result of the above mentioned subsequent events, total indebtedness was reduced by approximately $41.0 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve the end user, the driver. Our products include suspension seat systems, cab structures and components, interior trim systems, such as instrument and door panels, headliners, cabinetry and floor systems, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicle cabs. CVG is headquartered in New Albany, OH with operations throughout North America, Europe and Asia. Information about CVG and its products is available on the internet at www.cvgrp.com.
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
     Although original equipment manufacturer (“OEM”) demand for our products is directly correlated with new vehicle production, we also have the opportunity to grow through increasing our product content per vehicle through cross-selling and bundling of products. We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins at least one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years.
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
Recent Acquisitions
     On February 7, 2005, we acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations for $107.5 million, and Mayflower became a wholly owned subsidiary of CVG. The Mayflower acquisition was funded through an increase and amendment to our senior credit facility. Mayflower is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector in North America. Mayflower serves the North American commercial vehicle sector from three manufacturing locations, Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina, supplying three major product lines: cab frames and assemblies, sleeper boxes and other structural components. For the year ended December 31, 2004, Mayflower recorded revenues of $206.5 million and operating income of $21.6 million. We estimate that the future tax benefits related to the deductibility of goodwill and intangible asset amortization to have an estimated present value of $12 million.
     On June 3, 2005, we acquired all of the stock of Monona Corporation, the parent of MWC, for $55.0 million, and MWC became a wholly owned subsidiary of CVG. The MWC acquisition was funded through an increase and amendment to our senior credit facility. MWC is a leading manufacturer of complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. It also produces panel assemblies for commercial equipment markets and cab frame assemblies for Caterpillar. MWC operates from primary manufacturing operations in the U.S. and Mexico. For the fiscal year ended January 31, 2005, MWC recorded revenues of $85.5 million and operating income of $9.6 million.

Basis of Presentation
     Onex Corporation, Hidden Creek Industries and certain other investors acquired Trim Systems in 1997 and each of Commercial Vehicle Systems and National/KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of Commercial Vehicle Systems and National/KAB Seating were formally combined under a single holding company, now known as Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting. Our results of operations include the results of Mayflower and MWC since the date of their respective acquisitions.
Results of Operations
     The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	81.6	82.2	82.1	82.1

Gross Profit	18.4	17.8	17.9	17.9
Selling, General and Administrative Expenses	5.2	7.3	5.7	8.0
Amortization Expense	0.1	0.0	0.0	0.1
Noncash Option Issuance Charge	—	10.7	—	5.6

Operating Income (Loss)	13.1	(0.2)	12.2	4.2
Other Income	(0.2)	(0.5)	(0.9)	(2.2)
Interest Expense	1.7	2.2	1.6	2.4

Income (Loss) Before Income Taxes	11.6	(1.9)	11.5	4.0
Provision (Benefit) for Income Taxes	4.4	(1.0)	4.4	1.4

Net Income (Loss)	7.2%	(0.9)%	7.1%	2.6%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues. Revenues increased $101.6 million, or 107.5%, to $196.1 million in the three months ended June 30, 2005 from $94.5 million in the three months ended June 30, 2004. This increase resulted primarily from the acquisition of Mayflower and MWC which equated to approximately $82.1 million of increased revenue. In addition, a 43% increase in North American heavy truck production and organic growth equated to approximately $15.1 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $3.6 million. Favorable foreign exchange fluctuations also added approximately $0.8 million of revenues over the prior year period.
     Gross Profit. Gross profit increased $19.2 million, or 113.6%, to $36.1 million in the three months ended June 30, 2005 from $16.9 million in the three months ended June 30, 2004. As a percentage of revenues, gross profit increased to 18.4% in the three months ended June 30, 2005 from 17.8% in the three months ended June 30, 2004. This increase resulted primarily from the revenue increase discussed above despite the continuing pressures on raw material commodities such as steel and petroleum which had a negative impact of approximately $1.5 million during the quarter.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million to $10.2 million in the three months ended June 30, 2005 from $6.9 million in the three months ended June 30, 2004. This increase resulted principally from the Mayflower and MWC acquisitions as well as additional costs related to the overall growth and costs related to being a public company versus the prior year period.

     Amortization Expense. Amortization expense increased $113 thousand to $140 thousand in the three months ended June 30, 2005 from $27 thousand in the three months ended June 30, 2004.
     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $392 thousand gain in the three months ended June 30, 2005 and the $429 thousand gain in the three months ended June 30, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
     Interest Expense. Interest expense increased $1.2 million to $3.3 million in the three months ended June 30, 2005 from $2.1 million in the three months ended June 30, 2004. This increase reflects an increase in total debt during the respective periods with the addition of debt related to the Mayflower and MWC acquisitions.
     Provision for Income Taxes. Our effective tax rate was 38.1% for the three months ended June 30, 2005 and 51.4% for the same period in 2004. An income tax provision of $8.7 million in the three months ended June 30, 2005 compared to an income tax benefit of $0.9 million in the three months ended June 30, 2004. The reduction in effective rate quarter over quarter can be attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period.
     Net Income. Net income increased $15.1 million to $14.2 million in the three months ended June 30, 2005, compared to ($0.9) million in the three months ended June 30, 2004, primarily as a result of the factors discussed above.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues. Revenues increased $168.0 million, or 93.1%, to $348.5 million in the six months ended June 30, 2005 from $180.5 million in the six months ended June 30, 2004. This increase resulted primarily from the Mayflower acquisition and the MWC acquisition which equated to approximately $122.4 million of increased revenue. In addition, a 47% increase in North American heavy truck production and organic growth equated to approximately $37.9 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $6.0 million. Favorable foreign exchange fluctuations also added approximately $1.7 million of revenues over the prior year period.
     Gross Profit. Gross profit increased $30.1 million, or 92.9%, to $62.4 million in the six months ended June 30, 2005 from $32.3 million in the six months ended June 30, 2004. As a percentage of revenues, gross profit remained flat at 17.9% in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Gross profit as a percent of sales remained flat despite continuing pressures on raw material commodities such as steel and petroleum which had a negative impact of approximately $4.5 million during the six months ended June 30, 2005, which is approximately $2.5 million higher than 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million to $19.7 million in the six months ended June 30, 2005 from $14.4 million in the six months ended June 30, 2004. This increase resulted principally from the Mayflower and MWC acquisitions as well as additional costs related to the overall growth and costs related to being a public company versus the prior year period.
     Amortization Expense. Amortization expense increased $101 thousand to $164 thousand in the six months ended June 30, 2005 from $63 thousand in the six months ended June 30, 2004.
     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not historically designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $3.3 million gain in the six months ended June 30, 2005 and the $3.7 million gain in the six months ended June 30, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.

     Interest Expense. Interest expense increased $1.2 million to $5.5 million in the six months ended June 30, 2005 from $4.3 million in the six months ended June 30, 2004. This increase reflects an increase in total debt during the respective periods with the addition of debt related to the Mayflower and MWC acquisitions.
     Provision for Income Taxes. Our effective tax rate was 37.8% for the six months ended June 30, 2005 and 34.7% for the same period in 2004. An income tax provision of $15.2 million in the six months ended June 30, 2005 compared to a provision for income tax of $2.5 million in the six months ended June 30, 2004. The increase in effective rate quarter over quarter can be attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period.
     Net Income. Net income increased $20.4 million to $25.1 million in the six months ended June 30, 2005, compared to $4.7 million in the six months ended June 30, 2004, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
     For the six months ended June 30, 2005, we generated cash from operations of $20.9 million compared to $8.4 million from the prior year period, primarily as a result of the increase in operating earnings and the Mayflower and MWC acquisitions
     Net cash used in investing activities was $168.7 million for the six months ended June 30, 2005 and $2.2 million for the comparable period in 2004. The amounts used in 2005 reflect both capital expenditure purchases and the acquisitions of Mayflower and MWC.
     Net cash provided by financing activities totaled $151.8 million for the six months ended June 30, 2005, compared to net cash used of $7.7 million in the same period of 2004. The net cash from financing activities in 2005 was principally related to additional borrowings related to the acquisitions of Mayflower and MWC and the amendments to our senior credit facility.
Debt and Credit Facilities
     As of June 30, 2005, the Company had an aggregate of $206.2 million of outstanding indebtedness excluding $1.8 million of outstanding letters of credit under various financing arrangements. We were in compliance with all of our covenants under our debt and credit facilities as of June 30, 2005.
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
     In February 2005, in connection with the acquisition of Mayflower, we amended our senior credit facility to increase the revolving credit facility from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million. In June 2005, in connection with the MWC acquisition, we amended our senior credit facility to increase the revolving credit facility from $75.0 million to $100.0 million. In addition, the amendments increased certain baskets in the lien, investments and asset disposition covenants to reflect our increased size as a result of the Mayflower and MWC acquisitions.
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
     As of June 30, 2005, under our senior credit facility we had borrowings of $69.7 million under our revolving credit facility and term loans of $136.6 million. The weighted average rate on these borrowings, for the quarter ended June 30, 2005, ranged from 6.8% with respect to the revolving borrowings to 6.5% for the term loan borrowings.

     Under the terms of our senior credit facility, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $100.0 million. Borrowings under the senior credit facility bear interest at a floating rate which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit facility contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $25.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarters(s) Ending	Leverage Ratio
6/30/05 through 09/30/05	3.00 to 1.00
12/31/05 through 09/30/06	2.75 to 1.00
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
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
     In addition, prior to May 2, 2005, we also had $6.5 million of indebtedness from borrowings financed through the issuance of industrial development bonds relating to our Vonore, Tennessee facility. These borrowings had a final maturity of August 1, 2006 and bore interest at a variable rate which was adjusted on a weekly basis by the placement agent such that the interest rate on the bonds was sufficient to cause the market value of the bonds to be equal to, as nearly as practicable, 100% of their principal amount. On May 2, 2005 we redeemed these bonds for approximately $6.5 million.
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
Critical Accounting Policies and Estimates
     In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No 123R). This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the Securities and Exchange Commission (SEC) deferred the required effective date of SFAS No. 123 to the fiscal year beginning after June 15, 2005. We are required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. We are in the process of determining which method of adoption we will elect as well as the potential impact on its consolidated financial statements upon adoption.
Forward-Looking Statements
     All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck market; and (v) our failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on June 13, 2005:
a.	The following directors were elected for terms expiring at the annual meeting in 2008:

	Votes For	Votes Withheld
David R. Bovee	15,739,780	480,680
Scott D. Rued	11,947,091	4,273,369
Mervin Dunn and S.A. Johnson continue to serve as directors for the terms expiring at the annual meeting in 2006.
Eric J. Rosen and Richard A. Snell continue to serve as directors for the terms expiring at the annual meeting in 2007.
b.	Deloitte & Touche LLP was ratified as the independent registered public accounting firm of Commercial Vehicle Group, Inc. for the fiscal year ending December 31, 2005

Shares Voted	Shares Voted
For Proposal	Against Proposal	Abstain
16,055,979	164,311	170
Item 6. Exhibits:

2.1	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).

10.1	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of June 3, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).

10.2	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 29, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 6, 2005).

10.3	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).

10.4	Indenture, dated July 6, 2005, among Commercial Vehicle Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

10.5	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and Credit Suisse First Boston LLC and Credit Suisse First Boston LLC, Robert W. Baird & Co. Incorporated, ABN AMRO Incorporated, Comerica Securities, Inc., NatCity Investments, Inc., Piper Jaffray & Co. and Greenwich Capital Markets, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

10.6	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

10.7	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems Plc and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Vice President of Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: August 3, 2005	By	/s/ Chad M. Utrup

Chad M. Utrup
Chief Financial Officer