Form 10-Q/A
period 2005-06-30
Commercial Vehicle Group, Inc.
filed 2005-10-14
CIK 1290900

Form 10-Q/A
(Amendment No. 1)
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 000-50890
COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6530 West Campus Oval	43054
New Albany, Ohio	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at July 15, 2005 was 20,876,130 shares.

EXPLANATORY NOTE
This Amendment No. 1 amends Item 1 (Financial Statements) of Part I (Financial Information) to the Quarterly Report on Form 10-Q of Commercial Vehicle Group, Inc. for the quarter ended June 30, 2005 (the “Original Report”). This Amendment corrects an error in the classification of a noncash option charge on the cash flow statement for the six months ended June 30, 2004 in our Original Report filed with the Securities and Exchange Commission on August 3, 2005.
Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as well as certain currently dated certifications. Unaffected items have not been repeated in the Amendment No. 1. This Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. This Form 10-Q/A should be read in conjunction with the Original Report.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
		(As Restated,
		See Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,071	$4,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,900	4,093
Noncash amortization of debt financing costs	372	290
Noncash option issuance charge	—	10,125
Deferred income tax provision (benefit)	1,262	(731)
Loss on sale of assets	63	75
Noncash gain on forward exchange contracts	(3,238)	(3,710)
Noncash interest expense on subordinated debt	—	395
Change in other operating items	(8,522)	3,364

Net cash provided by operating activities	20,908	18,573

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(5,513)	(2,190)
Payment for asset acquisition — Net	(163,185)	—

Net cash used in investing activities	(168,698)	(2,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	163,138	37,555
Repayments of revolving credit facility	(97,804)	(43,902)
Borrowings under long-term debt	225,733	1,130
Repayments of long-term debt	(139,248)	(11,843)
Other — Net	21	(738)

Net cash provided by (used in) financing activities	151,840	(17,798)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,507)	718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,543	(2,133)
CASH AND CASH EQUIVALENTS — Beginning of period	1,396	3,486

CASH AND CASH EQUIVALENTS — End of period	$3,939	$1,353

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,910	$3,293

Cash paid for income taxes — Net	$9,710	$1,272

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
     The Company has prepared the condensed consolidated financial statements of CVG without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its fiscal 2004 consolidated financial statements and the notes thereto as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
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
2. Acquisitions and Financial Information
     On February 7, 2005, CVG acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (“Mayflower”) for cash consideration of $107.5 million (the “Mayflower acquisition”). Mayflower, whose products include cab frames and assemblies, sleeper boxes and other structural components, is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector with full service engineering and development capabilities. Mayflower serves the North American commercial vehicle sector from three manufacturing locations in Norwalk, Ohio; Shadyside, Ohio and Kings Mountain, North Carolina. For the year ended December 31, 2004, Mayflower recorded revenues of approximately $206.5 million and operating income of approximately $21.6 million. Financing for the acquisition consisted of an increase and amendment to the Company’s existing credit facility.
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

     On June 3, 2005, the Company acquired all of the stock of Monona Corporation, the parent of Monona Wire Corporation (“MWC”), for $55.0 million, and MWC became a wholly owned subsidiary of the Company (the “MWC acquisition”). The MWC acquisition was funded through an increase and amendment to the Company’s senior credit facility. MWC is a manufacturer of complex, electronic wire harnesses and related assemblies used in the global heavy equipment and specialty and military vehicle markets. It also produces panel assemblies for commercial equipment markets and cab frame assemblies for Caterpillar. MWC operates from primary manufacturing operations in the U.S. and Mexico. For the fiscal year ended January 31, 2005, MWC recorded revenues of approximately $85.5 million and operating income of approximately $9.6 million.
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
     Earnings Per Share — Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the three and six months ended in accordance with SFAS No. 128. Diluted earnings per share for the three months ended June 30, 2005 and six months ended June 30, 2005 and 2004 includes the effects of outstanding stock options and warrants using the treasury stock method. Potential common shares of 106,281 related to stock options and warrants were excluded from the computation of diluted loss per share for the three months ended June 30, 2004 as the inclusion of these shares would have been antidilutive.

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
12. Restatement
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2004, the Company determined that it had incorrectly classified a noncash stock option charge on its cash flow statement for the six months ended June 30, 2004. The error resulted in an understatement of cash flow from operating activities and an overstatement of cash used for financing activities of $10.1 million. As a result, the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2004 has been restated for the amounts previously reported.
     A summary of the significant effects of the restatement on the Company’s interim condensed consolidated statement of cash flows for the six months ended June 30, 2004 is as follows, in thousands:

	Six Months Ended
	June 30, 2004
	As
	Previously	As
	Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Noncash option issuance charge	$—	$10,125

Net cash provided by operating activities	8,448	18,573

CASH FLOWS FROM FINANCING ACTIVITIES:
Noncash option issuance charge	10,125	—

Net cash used in financing activities	(7,673)	(17,798)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to give effect to the restatement as discussed in Note 12 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements.
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
     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $392 thousand gain in the three months ended June 30, 2005 and the $429 thousand gain in the three months ended June 30, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
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

     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $3.3 million gain in the six months ended June 30, 2005 and the $3.7 million gain in the six months ended June 30, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
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
Liquidity and Capital Resources
Cash Flows
     For the six months ended June 30, 2005, we generated cash from operations of $20.9 million compared to $18.6 million from the prior year period, primarily as a result of the increase in operating earnings and the Mayflower and MWC acquisitions.
     Net cash used in investing activities was $168.7 million for the six months ended June 30, 2005 and $2.2 million for the comparable period in 2004. The amounts used in 2005 reflect both capital expenditure purchases and the acquisitions of Mayflower and MWC.
     Net cash provided by financing activities totaled $151.8 million for the six months ended June 30, 2005, compared to net cash used of $17.8 million in the same period of 2004. The net cash from financing activities in 2005 was principally related to additional borrowings related to the acquisitions of Mayflower and MWC and the amendments to our senior credit facility.
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
Forward-Looking Statements
     All statements, other than statements of historical fact included in this Form 10-Q/A, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange

Act of 1934, as amended. When used in this Form 10-Q/A, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck market; and (v) our failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.
ITEM 4: CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q/A, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, including the effects of the restatement described below, the principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to the issuance of the Company’s June 30, 2004 quarterly report, the Company determined that it had incorrectly classified a noncash stock option charge on its cash flow statement for the six months ended June 30, 2004. As a result, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2005 with respect to the classification of noncash option charges on its cash flow statements and the Company has restated its condensed consolidated statement of cash flows as of June 30, 2004. The Company is presently evaluating and testing its internal controls over financial reporting. Based on the results of the evaluation and testing, the Company will implement corrective action to its internal control procedures where required to improve the effectiveness of internal controls. The Company intends to complete the process of testing and remediation by the end of fiscal year 2005. See Note 12 to the condensed consolidated financial statements included in this report.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
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

COMMERCIAL VEHICLE GROUP, INC.

Date: October 14, 2005	By	/s/ Chad M. Utrup

Chad M. Utrup
Chief Financial Officer