Form 10-Q
period 2005-09-30
Commercial Vehicle Group, Inc.
filed 2005-11-10
CIK 1290900

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at October 15, 2005 was 20,975,441 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY FINANCIAL STATEMENTS

ITEM 1 — FINANCIAL INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUES	$205,859	$98,713	$554,365	$279,193

COST OF SALES	169,364	80,484	455,476	228,622

Gross Profit	36,495	18,229	98,889	50,571

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,876	6,918	31,597	21,282

NONCASH OPTION ISSUANCE CHARGE	—	—	—	10,125

AMORTIZATION EXPENSE	53	22	217	85

Operating Income	24,566	11,289	67,075	19,079

OTHER (INCOME) EXPENSE	(325)	1,166	(3,598)	(2,533)

INTEREST EXPENSE	3,977	1,599	9,460	5,938

LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,525	1,605	1,525	1,605

Income Before Income Taxes	19,389	6,919	59,688	14,069

PROVISION FOR INCOME TAXES	7,491	73	22,719	2,551

NET INCOME	$11,898	$6,846	$36,969	$11,518

BASIC EARNINGS PER SHARE	$0.58	$0.42	$1.96	$0.79

DILUTED EARNINGS PER SHARE	$0.57	$0.42	$1.93	$0.78

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,250	$1,396
Accounts receivable — Net of allowance for doubtful accounts of $5,107 and $2,681	128,511	46,267
Inventories	66,635	36,936
Prepaid expenses and other current assets	4,392	6,081
Deferred income taxes	9,944	8,201

Total current assets	234,732	98,881
PROPERTY, PLANT AND EQUIPMENT — Net	70,796	32,965
GOODWILL	145,552	84,715
DEFERRED INCOME TAXES	9,870	5,901
INTANGIBLES AND OTHER ASSETS — Net	61,990	3,176

	$522,940	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$5,127	$4,884
Accounts payable	74,697	33,846
Accrued liabilities	42,357	18,424

Total current liabilities	122,181	57,154
LONG-TERM DEBT — Net	186,473	49,041
OTHER LONG-TERM LIABILITIES	24,947	8,397

Total liabilities	333,601	114,592

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ INVESTMENT:
Common stock, $0.01 par value per share; 30,000,000 shares authorized; 20,946,490 and 17,987,497 shares outstanding	209	180
Additional paid-in capital	168,565	123,660
Accumulated benefit (deficit)	21,515	(15,454)
Stock subscriptions receivable	(49)	(175)
Accumulated other comprehensive income (loss)	(901)	2,835

Total stockholders’ investment	189,339	111,046

	$522,940	$225,638

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,969	$11,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,926	5,829
Noncash amortization of debt financing costs	619	408
Noncash option issuance charge	—	10,125
Loss on early extinguishment of debt	1,525	1,031
Deferred income tax provision (benefit)	1,361	(2,993)
Loss on sale of assets	78	—
Noncash gain on forward exchange contracts	(3,495)	(2,554)
Noncash interest expense on subordinated debt	—	481
Change in other operating items	(19,228)	(2,330)

Net cash provided by operating activities	26,755	21,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,332)	(3,901)
Payment for asset acquisitions — Net	(175,528)	—

Net cash used in investing activities	(184,860)	(3,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	(21)	(12)
Repayments of revolving credit facility	(203,219)	(77,518)
Borrowings under revolving credit facility	201,613	55,965
Repayments of long-term debt	(237,223)	(91,175)
Borrowings of long-term debt	377,459	65,948
		47,168
Repayment of subordinated debt	—	(3,112)
Proceeds from issuance of common stock	44,937	47,168
Other — Net	125	10

Net cash provided by (used in) financing activities	183,671	(2,726)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,712)	(624)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,854	14,264
CASH AND CASH EQUIVALENTS — Beginning of period	1,396	3,486

CASH AND CASH EQUIVALENTS — End of period	$25,250	$17,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,774	$6,416

Cash paid for income taxes — Net	$17,451	$2,605

See notes to condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. The Company has operations located in Arizona, Indiana, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington, Wisconsin, Australia, Belgium, China, Mexico, Sweden and the United Kingdom.
     The Company has prepared the condensed consolidated financial statements of CVG without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its fiscal 2004 consolidated financial statements and the notes thereto as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
     Revenues and operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
     On July 6, 2005, the Company completed an offering of common stock at a price of $17.75 per share. Of the total shares offered, 1,500,000 were sold by the Company and 6,308,191 were sold by certain selling stockholders. Net proceeds to the Company of approximately $23.8 million were used to repay outstanding indebtedness under the senior credit facility. In connection with this offering, Onex American Holdings II LLC and its affiliated investors and Baird Capital Partners III L.P. and its affiliated investors sold all of their share ownership in the Company. In addition, certain members of management exercised options to purchase 217,404 shares of common stock, which were sold in the offering as part of the 6,308,191 shares sold by the selling stockholders. Net proceeds to the Company of $1.2 million from the payment of the exercise price of such options were used to repay outstanding indebtedness under the senior credit facility.
     On July 13, 2005, the underwriters, pursuant to their over allotment option, purchased an additional 1,171,229 shares of common stock resulting in net proceeds of approximately $19.9 million to the Company, which was used to further reduce outstanding indebtedness under the senior credit facility and for general corporate purposes.
2. Recently Issued Accounting Pronouncements
     In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R). This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC deferred the required effective date of SFAS No. 123 to the fiscal year beginning after June 15, 2005. We are required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.
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
     The Mayflower acquisition was accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Mayflower based upon their respective fair values. The purchase price and costs associated with the Mayflower acquisition exceeded the preliminary fair value of the net assets acquired by approximately $13.6 million. In connection with the allocation of the purchase price and intangible asset valuation, goodwill of $13.6 million and an intangible asset not subject to amortization of $45.7 million were recorded. The intangible asset is the customer relationship with an indefinite life.

Purchase price (cash consideration)	$107,500
Transaction costs and other adjustments	3,833
Net assets of Mayflower at historical cost	(97,698)

Excess of purchase price over net assets acquired	$13,635

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
     The purchase price and costs associated with the MWC acquisition exceeded the preliminary fair value of the net assets acquired by approximately $42.4 million. Pending completion of an independent valuation analysis, CVG has preliminarily allocated the excess purchase price over the fair value of the net assets acquired to goodwill. The acquired goodwill is not deductible for income tax purposes. CVG’s preliminary estimate of goodwill as of the acquisition date, which is subject to further refinement, is as follows (in thousands):

Purchase price (cash consideration)	$55,000
Transaction costs	1,183
Net assets of MWC at historical cost	(13,805)

Excess of purchase price over net assets acquired	$42,378

     On August 8, 2005, the Company acquired all of the stock of Cabarrus Plastics, Inc. (“CPI”) for $12.1 million, and CPI became an indirect wholly owned subsidiary of the Company (the “CPI acquisition”). CPI is a manufacturer of custom injection molded products primarily for the recreational vehicle market. For the year ended December 31, 2004, CPI recorded revenues of approximately $14.2 million and operating income of approximately $0.9 million. The CPI acquisition was financed with cash on hand.
     The CPI acquisition was also accounted for by the purchase method of accounting. Under purchase accounting, the total purchase price will be allocated to the tangible and intangible assets and liabilities of CPI based upon their respective fair values. This allocation will be based upon valuations and other studies that have not yet been completed. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities based on available information. The actual allocation of purchase price and the resulting effect on income from operations may differ from the amounts included herein.
     The purchase price and costs associated with the CPI acquisition exceeded the preliminary fair value of the net assets acquired by approximately $6.9 million. Pending completion of an independent valuation analysis, CVG has preliminarily allocated the excess purchase price over the fair value of the net assets acquired to goodwill. The acquired goodwill is not deductible for income tax purposes. CVG’s preliminary estimate of goodwill as of the acquisition date, which is subject to further refinement, is as follows (in thousands):

Purchase price (cash consideration)	$12,100
Transaction costs	92
Net assets of CPI at historical cost	(5,278)

Excess of purchase price over net assets acquired	$6,914

4. Inventories
     Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$43,403	$27,645
Work in process	12,435	2,111
Finished goods	10,797	7,180

	$66,635	$36,936

     Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
5. Stockholders’ Investment
     Common Stock — The authorized common stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 17,987,497 shares outstanding at December 31, 2004 and 20,946,490 shares outstanding at September 30, 2005. In August 2004, the Company reclassified all of its existing classes of common stock and performed a 38.991-to-one stock split. In July 2005, the Company issued 2,888,633 shares. The stock split and offering have been reflected in the share and per share amounts for all periods presented.
     Preferred Stock — The authorized preferred stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding at December 31, 2004 and September 30, 2005.
     Earnings Per Share — Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the three and nine months ended in accordance with SFAS No. 128. Diluted earnings per share for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 includes the effects of outstanding stock options and warrants using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income applicable to common stockholders — basic and diluted	$11,898	$6,846	$36,969	$11,518

Weighted average number of common shares outstanding	20,679	16,200	18,885	14,576

Dilutive effect of outstanding stock options and warrants after application of the treasury stock method	239	234	274	148

Diluted shares outstanding	20,918	16,434	19,159	14,724

Basic earnings per share	$0.58	$0.42	$1.96	$0.79

Diluted earnings per share	$0.57	$0.42	$1.93	$0.78

     Stock Options and Warrants — In 1998, the Company issued options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008, in connection with an acquisition. None of the initially granted options have been exercised as of September 30, 2005. The options were granted at an exercise price determined to be at or above fair value on the date of grant. In addition, the Company had outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which were exercised in conjunction with the Company’s initial public offering in August 2004.
     In May 2004, the Company granted options to purchase 910,869 shares of common stock at $5.54 per share. Initially, these options had a ten year term, with 50% of such options becoming immediately exercisable and the remaining 50% becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, the Company modified the terms of these options to be 100% vested immediately. The Company recorded a noncash compensation charge of $10.1 million, equal to the difference between $5.54 and the estimated fair market value. As of September 30, 2005, 287,764 of the granted options have been exercised.

     In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. The options were granted at an exercise price determined to be at or above fair value on the date of grant. These options have a ten-year term and vest equally in annual increments over a three-year period. Had compensation cost for these plans been determined as required under SFAS No. 123, the impact to net income for the nine months ended September 30, 2005 would have been approximately $0.4 million and basic and diluted earnings per share would have been reduced by approximately $0.02. As of September 30, 2005, 27,500 of the initially granted options were forfeited.
     Dividends — The Company has not declared or paid any cash dividends in the past. The Company’s credit agreement prohibits the payment of cash dividends.
6. Debt
     Debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Revolving credit facilities, bearing interest at a weighted average rate of 6.8% as of September 30, 2005 and 7.0% as of December 31, 2004	$2,644	$4,566
Term loans, with principal and interest payable quarterly, bearing interest at a weighted average rate of 6.0% as of September 30, 2005 and 6.5% as of December 31, 2004	38,956	42,857
Senior notes, with interest payable semi-annually, bearing interest at a rate of 8.0%	150,000	—
Other	—	6,502

	191,600	53,925
Less current maturities	(5,127)	(4,884)

	$186,473	$49,041

     Credit Agreement — In connection with the acquisition of MWC, the Company amended its senior credit facility to increase the revolving credit facility from $75.0 million to $100.0 million. The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. In addition, the amendment increased certain baskets in the lien, investments and asset disposition covenants to reflect the Company’s increased size as a result of the Mayflower and MWC acquisitions.
     In connection with our July 2005 stock and senior notes offerings, the Company entered into additional amendments to our senior credit facility which provided for, among other things, the occurrence of these offerings. In connection with these offerings, net proceeds of approximately $190.8 million were used to repay indebtedness under the senior credit facility.
     The senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. Compliance with respect to these covenants as of September 30, 2005 was achieved. Borrowings under the senior credit facility are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at September 30, 2005 the Company had outstanding letters of credit of approximately $2.1 million.
     The credit facility provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of September 30, 2005, none of the revolving credit facility borrowings and $27.9 million of the term loans were denominated in U.S. dollars and $2.6 million of the revolving credit facility borrowings and $11.1 million of the term loans were denominated in British pounds sterling.
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

     On July 6, 2005, the Company completed a private offering of $150.0 million aggregate principal amount of 8.0% senior notes due 2013. The Company used the proceeds to reduce outstanding indebtedness under the senior credit facility and for general corporate purposes.
7. Goodwill and Intangible Assets
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
     The Company performs impairment tests annually during the second quarter and whenever events or circumstances occur indicating that goodwill might be impaired. During the nine months ended September 30, 2005, the Company reduced goodwill by approximately $2.1 million due to currency translation adjustments and goodwill was increased by approximately $62.9 million and intangibles were increased by approximately $45.7 million due to the Mayflower, MWC and CPI acquisitions.
8. Comprehensive Income
     The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of September 30, 2005 (in thousands):

Foreign currency translation adjustment	$1,997
Minimum pension liability	(2,898)

$(901)

     Comprehensive income for the nine months ended September 30 is as follows (in thousands):

	2005	2004
Net income	$36,969	$11,518
Other comprehensive income:
Foreign currency translation adjustment	(3,231)	(610)
Minimum pension liability adjustment	(505)	—

Comprehensive income	$33,233	$10,908

9. Commitments and Contingencies
     Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2005 (in thousands):

Balance — Beginning of period	$2,408
Increase due to acquisitions	5,183
Additional provisions recorded	863
Deduction for payments made	(1,888)
Currency translation adjustment	(26)

Balance — End of period	$6,540

     Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to its United Kingdom operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheets, with the offsetting noncash gain or loss included in the consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes.
     The following table summarizes the notional amount of the Company’s open foreign exchange contracts at September 30, 2005 (in thousands):

	September 30, 2005
			U.S. $
	Local		Equivalent
	Currency	U.S. $	Fair
	Amount	Equivalent	Value
Commitments to sell currencies:
U.S. dollar	$(265)	$(246)	$(265)
Eurodollar	45,800	57,560	56,376
Swedish krona	7,750	1,052	1,003
Japanese yen	3,950,000	39,692	36,767
Australian dollar	6,400	4,645	4,851
     The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $4.0 million is included in other assets in the condensed consolidated balance sheet at September 30, 2005.
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
10. Defined Benefit Plan and Postretirement Benefits
     The Company sponsors defined benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. The Company’s policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, the Company has a postretirement medical benefit plan for certain U.S. operations’ retirees and their dependents, and has recorded a liability for its estimated obligation under this plan. The impact of the postretirement medical benefit plan was not significant as of and for the nine months ended September 30, 2005.

     The components of net periodic benefit cost related to the defined benefit plans are as follows (in thousands):

	U.S. Pension Plans		U.K. Pension Plans
	Nine Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2005	2004	2005	2004
Service cost	$1,004	$1,053	$777	$885
Interest cost	1,060	1,180	1,433	1,317
Expected return on plan assets	(1,037)	(1,186)	(1,486)	(1,317)
Recognized actuarial loss	—	250	254	184

Net periodic benefit cost	$1,027	$1,297	$978	$1,069

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1.1 million to its pension plans in 2005. Inclusive of the Mayflower acquisition, on a pro forma basis, CVG would have expected to contribute $2.2 million. As of September 30, 2005, $1.9 million of contributions have been made to the pension plans. The Company anticipates contributing an additional $0.4 million to its pension plans in 2005 for total estimated contributions during 2005 of $2.3 million.
11. Related Party Transactions
     In May 2004, the Company entered in a Product Sourcing Assistance Agreement with Baird Asia Limited. Pursuant to the agreement, Baird Asia Limited will assist the Company in procuring materials and parts from Asia. For the nine months ended September 30, 2005, the Company made payment of approximately $2.0 million to Baird Asia Limited under this agreement. Of this amount, approximately $0.2 million was retained by Baird Asia Limited as its commission under the Product Sourcing Assistance Agreement.
12. Consolidating Guarantor and Non-Guarantor Financial Information
     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to CVG’s business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of CVG and has fully and unconditionally guaranteed the Subordinated Notes issued by the Company, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.
     The Parent Company includes all of the wholly owned subsidiaries accounted for under the equity method. The guarantor and non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
	(Amounts in thousands)

REVENUES	$—	$174,702	$31,715	$(558)	$205,859

COST OF SALES	—	143,321	26,492	(449)	169,364

Gross Profit	—	31,381	5,223	(109)	36,495

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	8,871	3,114	(109)	11,876

AMORTIZATION EXPENSE	—	53	—	—	53

Operating Income	—	22,457	2,109	—	24,566

OTHER INCOME	—	(32)	(293)	—	(325)

INTEREST EXPENSE	—	3,683	294	—	3,977

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,354	171	—	1,525

Income Before Income Taxes	—	17,452	1,937	—	19,389

PROVISION FOR INCOME TAXES	—	6,969	522	—	7,491

NET INCOME	$—	$10,483	$1,415	$—	$11,898

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
		(Amounts in thousands)

REVENUES	$—	$462,236	$95,036	$(2,907)	$554,365

COST OF SALES	—	379,178	78,906	(2,608)	455,476

Gross Profit	—	83,058	16,130	(299)	98,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	22,654	9,242	(299)	31,597

AMORTIZATION EXPENSE	—	217	—	—	217

Operating Income	—	60,187	6,888	—	67,075

OTHER INCOME	—	(67)	(3,531)	—	(3,598)

INTEREST EXPENSE	—	8,464	996	—	9,460

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,354	171	—	1,525

Income Before Income Taxes	—	50,436	9,252	—	59,688

PROVISION FOR INCOME TAXES	—	19,693	3,026	—	22,719

NET INCOME	$—	$30,743	$6,226	$—	$36,969

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
		(Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$23,382	$1,868	$—	$25,250
Accounts receivable — Net	—	181,876	18,661	(72,026)	128,511
Inventories	—	50,399	16,236	—	66,635
Prepaid expenses and other current assets	—	2,395	1,997	—	4,392
Deferred income taxes	—	10,167	(223)	—	9,944

Total current assets	—	268,219	38,539	(72,026)	234,732
PROPERTY, PLANT AND EQUIPMENT — Net	—	65,114	5,682	—	70,796
INVESTMENT IN SUBSIDIARIES	335,632	751	19,853	(356,236)	—
GOODWILL	—	123,196	22,356	—	145,552
DEFERRED INCOME TAXES	—	7,949	1,921	—	9,870
INTANGIBLES AND OTHER ASSETS — Net	—	57,793	4,197	—	61,990

	$335,632	$523,022	$92,548	$(428,262)	$522,940

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$5,127	$—	$—	$5,127
Accounts payable	—	117,311	29,412	(72,026)	74,697
Accrued liabilities	—	38,219	4,138	—	42,357

Total current liabilities	—	160,657	33,550	(72,026)	122,181
LONG-TERM DEBT — Net	—	172,699	13,774	—	186,473
OTHER LONG-TERM LIABILITIES	—	20,142	4,805	—	24,947

Total liabilities	—	353,498	52,129	(72,026)	333,601
STOCKHOLDERS’ INVESTMENT	335,632	169,524	40,419	(356,236)	189,339

	$335,632	$523,022	$92,548	$(428,262)	$522,940

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
		(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$30,743	$6,226	$—	$36,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	7,370	1,556	—	8,926
Noncash amortization of debt Financing costs	—	534	85	—	619
Loss on early extinguishment of debt	—	1,354	171	—	1,525
Deferred income tax provision (benefit)	—	—	1,361	—	1,361
Loss on sale of assets	—	72	6	—	78
Noncash gain on forward exchange contracts	—	—	(3,495)	—	(3,495)
Change in other operating items	—	(19,406)	178	—	(19,228)

Net cash provided by operating activities	—	20,667	6,088	—	26,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(8,217)	(1,115)	—	(9,332)
Payment for asset acquisition — Net	—	(175,753)	225	—	(175,528)

Net cash used in investing activities	—	(183,970)	(890)	—	(184,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	(21)	—	—	(21)
Repayments of revolving credit facility	—	(187,068)	(16,151)	—	(203,219)
Borrowings under revolving credit facility	—	187,068	14,545	—	201,613
Repayments of long-term debt	—	(236,209)	(1,014)	—	(237,223)
Borrowings of long-term debt	—	377,459	—	—	377,459
Proceeds from issuance of common stock	—	44,937	—	—	44,937
Other — Net	—	125	—	—	125

Net cash provided by (used in) financing activities	—	186,291	(2,620)	—	183,671

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,712)	—	(1,712)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	22,988	866	—	23,854
CASH AND CASH EQUIVALENTS — Beginning of period	—	394	1,002	—	1,396

CASH AND CASH EQUIVALENTS — End of period	$—	$23,382	$1,868	$—	$25,250

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$394	$1,002	$—	$1,396
Accounts receivable — Net	—	74,506	17,844	(46,083)	46,267
Inventories	—	22,346	14,590	—	36,936
Prepaid expenses and other current assets	—	3,585	2,496	—	6,081
Deferred income taxes	—	6,913	1,288	—	8,201

Total current assets	—	107,744	37,220	(46,083)	98,881
PROPERTY, PLANT AND EQUIPMENT — Net	—	26,918	6,047	—	32,965
INVESTMENT IN SUBSIDIARIES	192,920	750	18,088	(211,758)	—
GOODWILL	—	60,293	24,422	—	84,715
DEFERRED INCOME TAXES	—	4,645	1,256	—	5,901
INTANGIBLES AND OTHER ASSETS — Net	—	1,869	1,307	—	3,176

	$192,920	$202,219	$88,340	$(257,841)	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$4,884	$—	$—	$4,884
Accounts payable	—	52,382	27,547	(46,083)	33,846
Accrued liabilities	—	15,374	3,050	—	18,424

Total current liabilities	—	72,640	30,597	(46,083)	57,154
LONG-TERM DEBT — Net	—	31,258	17,783	—	49,041
OTHER LONG-TERM LIABILITIES	—	4,552	3,845	—	8,397

Total liabilities	—	108,450	52,225	(46,083)	114,592
STOCKHOLDERS’ INVESTEMENT	192,920	93,769	36,115	(211,758)	111,046

	$192,920	$202,219	$88,340	$(257,841)	$225,638

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(Amounts in thousands)

REVENUES	$—	$71,769	$26,944	$—	$98,713

COST OF SALES	—	57,868	22,616	—	80,484

Gross Profit	—	13,901	4,328	—	18,229

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	4,310	2,608	—	6,918

AMORTIZATION EXPENSE	—	22	—	—	22

Operating Income	—	9,569	1,720	—	11,289

OTHER EXPENSE	—	9	1,157	—	1,166

INTEREST EXPENSE	—	1,137	462	—	1,599

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,605	—	—	1,605

Income Before Income Taxes	—	6,818	101	—	6,919

PROVISION (BENEFIT) FOR INCOME TAXES	—	144	(71)	—	73

NET INCOME	$—	$6,674	$172	$—	$6,846

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(Amounts in thousands)

REVENUES	$—	$197,612	$81,581	$—	$279,193

COST OF SALES	—	161,131	67,491	—	228,622

Gross Profit	—	36,481	14,090	—	50,571

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	13,309	7,973	—	21,282

NONCASH OPTION ISSUANCE CHARGE	—	10,125	—	—	10,125

AMORTIZATION EXPENSE	—	85	—	—	85

Operating Income	—	12,962	6,117	—	19,079

OTHER INCOME	—	(1,481)	(2,552)	1,500	(2,533)

INTEREST EXPENSE	—	3,995	1,943	—	5,938

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,605	—	—	1,605

Income Before Income Taxes	—	8,843	6,726	(1,500)	14,069

PROVISION FOR INCOME TAXES	—	276	2,275	—	2,551

NET INCOME	$—	$8,567	$4,451	$(1,500)	$11,518

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
		(Unaudited) (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$8,567	$4,451	$(1,500)	$11,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	4,635	1,194	—	5,829
Noncash amortization of debt Financing costs	—	392	16	—	408
Noncash option issuance charge	—	10,125	—	—	10,125
Loss on early extinguishment of debt	—	1,031	—	—	1,031
Deferred income tax provision (benefit)	—	(4,015)	1,022	—	(2,993)
Loss on sale of assets	—	—	—	—	—
Noncash gain on forward exchange contracts	—	—	(2,554)	—	(2,554)
Noncash interest expense on subordinated debt	—	481	—	—	481
Change in other operating items	—	(6,557)	4,227	—	(2,330)

Net cash provided by operating activities	—	14,659	8,356	(1,500)	21,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2,649)	(1,252)	—	(3,901)
Payment for asset acquisition — Net	—	—	—	—	—

Net cash used in investing activities	—	(2,649)	(1,252)	—	(3,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	(12)	—	—	(12)
Repayments of revolving credit facility	—	(62,125)	(15,393)	—	(77,518)
Borrowings under revolving credit facility	—	45,775	10,190	—	55,965
Repayments of long-term debt	—	(78,420)	(12,755)	—	(91,175)
Borrowings of long-term debt	—	52,000	13,948	—	65,948
Repayment of subordinated debt	—	(3,112)	—	—	(3,112)
Proceeds from issuance of common stock	—	47,168	—	—	47,168
Other — Net	—	(2,240)	750	1,500	10

Net cash provided by (used in) financing activities	—	(966)	(3,260)	1,500	(2,726)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(624)	—	(624)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	11,044	3,220	—	14,264
CASH AND CASH EQUIVALENTS — Beginning of period	—	2,025	1,461	—	3,486

CASH AND CASH EQUIVALENTS — End of period	$—	$13,069	$4,681	$—	$17,750

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
     We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve the end user, the driver. Our products include suspension seat systems, cab structures and components, interior trim systems, such as instrument and door panels, headliners, cabinetry, molded products and floor systems, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicle cabs. CVG is headquartered in New Albany, OH with operations throughout North America, Europe and Asia. Information about CVG and its products is available on the internet at www.cvgrp.com.
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
Recent Acquisitions
     On February 7, 2005, we acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations for $107.5 million, and Mayflower became a wholly owned subsidiary of CVG. The Mayflower acquisition was funded through an increase and amendment to our senior credit facility. Mayflower is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector in North America. Mayflower serves the North American commercial vehicle sector from three manufacturing locations, Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina, supplying three major product lines: cab frames and assemblies, sleeper boxes and other structural components. For the year ended December 31, 2004, Mayflower recorded revenues of $206.5 million and operating income of $21.6 million. We estimate that the future tax benefits related to the deductibility of goodwill and intangible asset amortization to have an estimated present value of $12.0 million.
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

     On August 8, 2005, the Company acquired all of the stock of Cabarrus Plastics, Inc. for $12.1 million, and CPI became an indirect wholly owned subsidiary of the Company. CPI is a manufacturer of custom injection molded products primarily for the recreational vehicle market. For the year ended December 31, 2004, CPI recorded revenues of approximately $14.2 million and operating income of approximately $0.9 million. The CPI acquisition was financed with cash on hand.
Basis of Presentation
     Onex Corporation, Hidden Creek Industries and certain other investors acquired Trim Systems in 1997 and each of Commercial Vehicle Systems and National/KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of Commercial Vehicle Systems and National/KAB Seating were formally combined under a single holding company, now known as Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting. Our results of operations include the results of Mayflower, MWC and CPI since the date of their respective acquisitions.
Results of Operations
     The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Sales	82.3	81.5	82.2	81.9

Gross Profit	17.7	18.5	17.8	18.1
Selling, General and Administrative Expenses	5.8	7.0	5.7	7.6
Amortization Expense	0.0	0.0	0.0	0.0
Noncash Option Issuance Charge	0.0	0.0	0.0	3.6

Operating Income	11.9	11.5	12.1	6.9
Other (Income) Expense	(0.2)	1.2	(0.7)	(0.9)
Interest Expense	1.9	1.6	1.7	2.1
Loss on Early Extinguishment of Debt	0.7	1.6	0.3	0.6

Income Before Income Taxes	9.5	7.1	10.8	5.1
Provision for Income Taxes	3.6	0.1	4.1	0.9

Net Income	5.9%	7.0%	6.7%	4.2%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenues. Revenues increased $107.1 million, or 108.5%, to $205.9 million in the three months ended September 30, 2005 from $98.7 million in the three months ended September 30, 2004. This increase resulted primarily from the acquisitions of Mayflower, MWC and CPI which equated to approximately $96.1 million of increased revenue. In addition, a 25.0% increase in North American heavy truck production and organic growth equated to approximately $9.1 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $2.5 million. Foreign exchange fluctuations reduced approximately $0.6 million of revenues from the prior year period.
     Gross Profit. Gross profit increased $18.3 million, or 100.2%, to $36.5 million in the three months ended September 30, 2005 from $18.2 million in the three months ended September 30, 2004. As a percentage of revenues, gross profit decreased to 17.7% in the three months ended September 30, 2005 from 18.5% in the three months ended September 30, 2004. This decrease resulted primarily from the reduced gross profit margins of the Mayflower, MWC and CPI acquisitions as well as continuing pressures on raw material commodities such as steel and petroleum-based products and services versus the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.0 million to $11.9 million in the three months ended September 30, 2005 from $6.9 million in the three months ended September 30, 2004. This increase resulted principally from the Mayflower, MWC and CPI acquisitions as well as additional costs related to the overall growth and costs related to being a public company versus the prior year period.
     Amortization Expense. Amortization expense increased $31 thousand to $53 thousand in the three months ended September 30, 2005 from $22 thousand in the three months ended September 30, 2004.
     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $325 thousand gain in the three months ended September 30, 2005 and the $1.2 million loss in the three months ended September 30, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
     Interest Expense. Interest expense increased $2.4 million to $4.0 million in the three months ended September 30, 2005 from $1.6 million in the three months ended September 30, 2004. This increase primarily reflects an increase in total debt during the respective periods with the addition of debt related to the Mayflower and MWC acquisitions.
     Loss on Early Extinguishment of Debt. As a part of the combination of CVG and Trim Systems, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the three months ended September 30, 2004 approximated $1.6 million. In connection with the receipt of proceeds from the $150.0 million senior notes transaction and the stock offering during the three months ended September 30, 2005, we reduced our existing credit facility and wrote-off a portion of our capitalized debt financing costs of approximately $1.5 million.
     Provision for Income Taxes. Our effective tax rate was 38.6% for the three months ended September 30, 2005 and 1.1% for the same period in 2004. An income tax provision of $7.5 million was made for the three months ended September 30, 2005 compared to an income tax provision of $73 thousand for the three months ended September 30, 2004. The increase in effective rate quarter over quarter can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the utilization of net operating loss carry-forwards during the quarter ended September 30, 2004.
     Net Income. Net income increased $5.1 million to $11.9 million in the three months ended September 30, 2005, compared to $6.8 million in the three months ended September 30, 2004, primarily as a result of the factors discussed above.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenues. Revenues increased $275.2 million, or 98.6%, to $554.4 million in the nine months ended September 30, 2005 from $279.2 million in the nine months ended September 30, 2004. This increase resulted primarily from the Mayflower, MWC and CPI acquisitions which equated to approximately $218.5 million of increased revenue. In addition, a 36.0% increase in North American heavy truck production and organic growth equated to approximately $47.1 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $8.5 million. Favorable foreign exchange fluctuations also added approximately $1.1 million of revenues over the prior year period.
     Gross Profit. Gross profit increased $48.3 million, or 95.5%, to $98.9 million in the nine months ended September 30, 2005 from $50.6 million in the nine months ended September 30, 2004. As a percentage of revenues, gross profit decreased to 17.8% in the nine months ended September 30, 2005 as compared to 18.1% in the nine months ended September 30, 2004. This decrease resulted primarily from the reduced gross profit margins of the Mayflower, MWC and CPI acquisitions as well as continuing pressures on raw material commodities such as steel and petroleum-based products and services versus the prior year period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.3 million to $31.6 million in the nine months ended September 30, 2005 from $21.3 million in the nine months ended September 30, 2004. This increase resulted principally from the Mayflower, MWC and CPI acquisitions as well as additional costs related to the overall growth and costs related to being a public company versus the prior year period.

     Amortization Expense. Amortization expense increased $132 thousand to $217 thousand in the nine months ended September 30, 2005 from $85 thousand in the nine months ended September 30, 2004.
     Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $3.6 million gain in the nine months ended September 30, 2005 and the $2.5 million gain in the nine months ended September 30, 2004 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
     Interest Expense. Interest expense increased $3.5 million to $9.5 million in the nine months ended September 30, 2005 from $5.9 million in the nine months ended September 30, 2004. This increase reflects an increase in total debt during the respective periods with the addition of debt related to the Mayflower and MWC acquisitions.
     Loss on Early Extinguishment of Debt. As a part of the combination of CVG and Trim Systems, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with our credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the nine months ended September 30, 2004 approximated $1.6 million. In connection with the receipt of proceeds from the $150.0 million senior notes transaction and the stock offering during the nine months ended September 30, 2005, we reduced our existing credit facility and wrote-off a portion of our capitalized debt financing costs of approximately $1.5 million.
     Provision for Income Taxes. Our effective tax rate was 38.1% for the nine months ended September 30, 2005 and 18.1% for the same period in 2004. An income tax provision of $22.7 million in the nine months ended September 30, 2005 compared to a provision for income tax of $2.6 million in the nine months ended September 30, 2004. The increase in effective rate quarter over quarter can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the utilization of net operating loss carry-forwards during the nine months ended September 30, 2004.
     Net Income. Net income increased $25.5 million to $37.0 million in the nine months ended September 30, 2005, compared to $11.5 million in the nine months ended September 30, 2004, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
     For the nine months ended September 30, 2005, we generated cash from operations of $26.8 million compared to $21.5 million from the prior year period, primarily as a result of the increase in operating earnings and the Mayflower, MWC and CPI acquisitions.
     Net cash used in investing activities was $184.9 million for the nine months ended September 30, 2005 and $3.9 million for the comparable period in 2004. The amounts used in 2005 reflect both capital expenditure purchases and the acquisitions of Mayflower, MWC and CPI.
     Net cash provided by financing activities totaled $183.7 million for the nine months ended September 30, 2005, compared to net cash used of $2.7 million in the same period of 2004. The net cash from financing activities in 2005 was principally related to additional borrowings related to the acquisitions of Mayflower and MWC, the use of cash on hand for the acquisition of CPI and the amendments to our senior credit facility.
Debt and Credit Facilities
     As of September 30, 2005, we had an aggregate of $191.6 million of outstanding indebtedness excluding $2.1 million of outstanding letters of credit under various financing arrangements. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of September 30, 2005.
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

     In February 2005, in connection with the acquisition of Mayflower, we amended our senior credit facility to increase the revolving credit facility from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million. We used borrowings of approximately $106.4 million under our amended senior credit facility to fund substantially all of the purchase price for the Mayflower acquisition.
     On June 3, 2005, in connection with the MWC acquisition, we amended our senior credit facility to increase the revolving credit facility from $75.0 million to $100.0 million. In addition, the amendment increased certain baskets in the lien, investments and asset disposition covenants to reflect our increased size as a result of the Mayflower and MWC acquisitions. We used revolving credit borrowings of approximately $58.0 million under our amended senior credit facility to fund substantially all of the purchase price for the MWC acquisition.
     On July 6, 2005, we completed a public stock offering and a private offering of $150.0 million aggregate principal amount of 8.0% senior notes due 2013. We used the net proceeds of this offering of approximately $190.8 million to repay a portion of the borrowings under our senior credit facility.
     As of September 30, 2005, under our senior credit facility we had borrowings of $2.6 million under our revolving credit facility and term loans of $39.0 million. The weighted average rate on these borrowings, for the quarter ended September 30, 2005, ranged from 6.8% with respect to the revolving borrowings to 6.0% for the term loan borrowings.
     The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $2.0 million third party fees relating to the credit agreement were capitalized at September 30, 2005 and are being amortized over the life of the credit agreement.
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

Maximum Total
Quarters(s) Ending	Leverage Ratio
9/30/05	3.00 to 1.00
12/31/05 through 9/30/06	2.75 to 1.00
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
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
ITEM 4: CONTROLS AND PROCEDURES
     As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, the Company determined that it had incorrectly classified a noncash stock option charge on its cash flow statement for the six months ended June 30, 2004. As a result, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2005 with respect to the classification of noncash option charges on its cash flow statements and the Company has restated its condensed consolidated statement of cash flows as of June 30, 2004. The Company is presently evaluating and testing its internal controls over financial reporting. Based on the results of the evaluation and testing, the Company will implement corrective action to its internal control procedures where required to improve the effectiveness of internal controls. The Company intends to complete the process of testing and remediation by the end of fiscal year 2005.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 6. Exhibits:

2.1	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).

10.1	Indenture, dated July 6, 2005, among Commercial Vehicle Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8% Senior Notes due 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

10.2	Supplemental Indenture, dated as of August 10, 2005, by and among Commercial Vehicle Group, Inc., Cabarrus Plastics, Inc. and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).

10.3	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

10.4	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Vice President of Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: November 10, 2005	By	/s/ Chad M. Utrup

Chad M. Utrup
Chief Financial Officer