Form 10-K
period 2005-12-31
Commercial Vehicle Group, Inc.
filed 2006-03-10
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005	Commission file number: 000-50890

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

6530 West Campus Oval New Albany, Ohio (Address of Principal Executive Offices)	43054 (Zip Code)
Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Schedule 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of February 28, 2006, 21,206,447 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock of the Registrant as of June 30, 2005 (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $376,414,434.
      Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant’s Proxy Statement for its annual meeting to be held May 16, 2006 (the “2006 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
      All references in this Annual Report on Form 10-K to “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck market; and (v) our failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I

Item 1.	Business
Overview and History
      Commercial Vehicle Group, Inc. (a Delaware corporation) and its subsidiaries (collectively referred to as CVG), is a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture markets and the specialty and military transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end user, the driver. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicles.
      We are differentiated from other suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in most of our major markets and that we are the only supplier in the North American commercial vehicle market that can offer complete cab systems including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components.
      We offer a broad range of products and system solutions for a variety of end market vehicle applications. Approximately 77% of our 2005 revenues were to heavy-duty truck and construction original equipment manufacturers (OEMs), including Freightliner (DaimlerChrysler), PACCAR, International (Navistar), Volvo/ Mack and Caterpillar.
      Since 2000, we have been able to improve our operating income margin each subsequent year through core business growth and the effect of several acquisitions completed in 2005, despite the cyclical downturn in the class 8 market from 1999 through 2001. In our largest market, the North American Heavy-duty (Class 8) truck market, vehicle unit build rates declined from approximately 333,000 units in 1999 to a low of approximately 146,000 units in 2001, rebounding to approximately 341,000 units in 2005. Demand for commercial vehicles improved in 2005 due to a variety of factors, including a broad economic recovery in North America, the need to replace aging truck fleets as a result of under-investment and increasing freight volumes.
      The Company was formed on August 22, 2000. On October 6, 2000, the Company acquired the assets of Bostrom plc in exchange for $83.6 million in cash and assumption of certain liabilities (the “Acquisition”). The source of the cash consisted of $49.8 million of debt and $33.8 million of equity.
      On March 28, 2003, the Company and Commercial Vehicle Systems Holdings, Inc. (“CVS”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into CVS. The holders of the outstanding shares of CVS received, in exchange, shares of the Company on a one-for-one basis resulting in the issuance of 4,870,228 shares of common stock. On May 20, 2004, the Company and Trim Systems, Inc. (“Trim”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into Trim (the CVS and Trim mergers are collectively referred to as the “Mergers”). On August 2, 2004, the Trim merger was effected. The holders of the outstanding shares of Trim received, in exchange, shares of the Company on a .099-for-one basis resulting in the issuance of 2,769,567 shares of common stock. In accordance with SFAS No. 141, the Mergers were accounted for as a combination of entities under common control. Thus, the accounts of CVS, Trim, and the Company were combined based upon their respective historical bases of accounting. The financial statements reflect the combined results of the Company, CVS and Trim as if the Mergers had occurred as of the beginning of the earliest period presented.

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
      On July 6, 2005, the Company completed an offering of common stock at a price of $17.75 per share. Of the total shares offered, 1,500,000 were sold by the Company and 6,308,191 were sold by certain selling stockholders. Net proceeds to the Company of approximately $23.8 million were used to repay outstanding indebtedness under the senior credit facility. In connection with this offering, Onex American Holdings II LLC and its affiliated investors and Baird Capital Partners III L.P. and its affiliated investors sold all of their share ownership in the Company. In addition, certain members of management exercised options to purchase 217,404 shares of common stock, which were sold in the offering as part of the 6,308,191 shares sold by the selling stockholders. Net proceeds to the Company of approximately $1.2 million from the payment of the exercise price of such options were used to repay outstanding indebtedness under the senior credit facility.
      On July 13, 2005, the underwriters, pursuant to their over allotment option, purchased an additional 1,171,229 shares of common stock resulting in net proceeds of approximately $19.9 million to the Company, which was used to further reduce outstanding indebtedness under the senior credit facility and for general corporate purposes.
Recent Acquisitions and Material Events
      During 2005, we undertook certain growth initiatives, including the acquisitions of substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (Mayflower), all of the stock of Monona Corporation (Monona) and all of the stock of Cabarrus Plastics, Inc. (Cabarrus). Our results of operations were materially impacted by these acquisitions. Further, we completed a secondary public offering of our common stock as well as an offering of our 8.0% senior notes due 2013. See Note 3 and Note 7 to our consolidated financial statements contained in Item 15 of this Annual Report on Form 10-K for detailed information on these transactions.
Industry
      Within the commercial vehicle industry, we sell our products primarily to the heavy truck segment of the North American OEM market (approximately 62% of our 2005 revenues), the aftermarket and OEM service organizations (approximately 9% of our 2005 revenues) and the construction segments of the global OEM market (approximately 15% of our 2005 revenues). The majority of our remaining 14% of 2005 revenues were to other global commercial vehicle and specialty markets.

Commercial Vehicle Supply Market Overview
      Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, general industrial, marine, municipal and recreation. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial vehicles; and (2) “aftermarket” sales, in which products are sold as replacements in varying quantities to a wide range of OEM service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers — “Tier 1” suppliers (like our company), who provide their products directly to

OEMs, and “Tier 2” or “Tier 3” suppliers, who sell their products principally to other suppliers for integration into those suppliers’ own product offerings.
      Our largest end-market segment, the commercial truck industry, is supplied by heavy- and medium-duty commercial truck suppliers. The commercial truck supplier industry is highly fragmented and comprised of several large companies and many smaller companies. In addition, the Heavy-duty (Class 8) truck supplier industry is characterized by relatively low production volumes as well as considerable barriers to entry, including the following: (1) significant investment requirements, (2) stringent technical and manufacturing requirements, (3) high transition costs to shift production to new suppliers, (4) just-in-time delivery requirements and (5) strong brand name recognition. Foreign competition is limited in the North American commercial vehicle market due to many factors, including the need to be responsive to order changes on short notice, high shipping costs, customer concerns about quality given the safety aspect of many of our products and service requirements.
      Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us also can grow by increasing their product content per vehicle through cross selling and bundling of products, further penetrating business with existing customers and gaining new customers and expanding into new geographic markets. We believe that companies with a global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.

Commercial Truck Market
      Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels for 2005 through 2001 in North America:

	2005	2004	2003	2002	2001

	(Thousands of units)
Class 8 heavy trucks	341	269	182	181	146
Class 5 — 7 light and medium-duty trucks	250	225	188	194	189

Total	591	494	370	375	335

Source: ACT Research (February 2006).
      The following describes the major segments of the commercial vehicle market in which we compete:

Class 8 Truck Market
      The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Asia-Pacific and Europe. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end users, and (3) the ability to meet just-in-time delivery requirements. According to ACT, four companies represented approximately 98% of North American Class 8 truck production in 2005. The percentages of Class 8 production represented by Freightliner, PACCAR, International and Volvo/ Mack were approximately 36%, 24%, 18% and 20%, respectively. We supply products to all of these OEMs.
      Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, reduced sales following above-normal purchases in advance of new EPA emissions standards, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Following a substantial decline from 1999 to 2001, truck unit production increased modestly to approximately 181,000 units in 2002 from approximately

146,000 units produced in 2001, due primarily to the purchasing of trucks that occurred prior to the October 2002 mandate for more stringent engine emissions requirements. Subsequent to the engine emissions requirements, truck production continued to remain at historically low levels due to the continuing economic recession and the reluctance of many trucking companies to invest during this period.
      In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase. Accompanying the increase in truck tonmiles, new truck sales also began to increase. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly in December 2003. Accordingly, Class 8 production for 2005 was approximately 341,000 units, approximately 269,000 units in 2004 and approximately 182,000 units in 2003.
      The following table illustrates North American Class 8 truck build for the years 1998 to 2010:
North American Class 8 Truck Build Rates
(In thousands)
“E” — Estimated
Source: ACT Research (February 2006).
      According to ACT, unit production for 2006 is estimated to increase approximately 2% over 2005 levels to approximately 348,000 units. We believe the increase in 2005 and anticipated increase in 2006 is primarily the result of the following factors: (1) improvement in the general economy in North America, (2) corresponding growth in the movement of goods, which is expected to lead to demand for new trucks and increasing requirements of logistics companies and (3) under investment during the recession and the growing need to replace aging truck fleets. In addition, ACT forecasts truck unit production to decline sharply in 2007. We believe that both the anticipated increase in 2006 as well as the projected decrease in 2007 are also impacted by the institution of more stringent EPA emissions standards in early 2007.
      We believe the following factors are currently driving the North American Class 8 truck market:
      Economic Conditions. The North American truck industry is directly influenced by overall economic growth and consumer spending. Since truck OEMs supply the fleet lines of North America, their production levels generally match the demand for freight. The freight carried by these trucks includes consumer goods, machinery, food and beverages, construction equipment and supplies, electronic equipment and a wide variety of other materials. Since most of these items are driven by macroeconomic conditions, the truck industry tends to follow trends of gross domestic product, or GDP. Generally, given the dependence of North American shippers on trucking as a freight alternative, general economic conditions have been a primary indicator of future truck builds.

      Truck Freight Growth. ACT projects that total domestic truck freight will continue to increase over the next five years, driven by growth in GDP. In addition, national suppliers and distribution centers, burdened by the pricing pressure of large manufacturing and retail customers, have continued to reduce on-site inventory levels. This reduction requires freight handlers to provide “to-the-hour” delivery options. As a result, Class 8 trucks have replaced manufacturing warehouses as the preferred temporary storage facility for inventory. Since trucks are typically viewed as the most reliable and flexible shipping alternative, truck tonmiles, as well as truck platform improvements, should continue to increase in order to meet the increasing need for flexibility under the just-in-time system. ACT forecasts that total heavy-duty truck tonmiles will increase from 3,462 billion in 2005 to an all time high of 4,030 billion in 2010, as summarized in the following graph:
Total U.S. Tonmiles (Class 8)
(Number of tonmiles in billions)
“E” — Estimated
Source: ACT Research (2006).
      Truck Replacement Cycle and Fleet Aging. Since 1995, the average age of active Class 8 trucks has increased from approximately 5.4 years in 1995 to approximately 5.8 years in 2005. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:
Average Age of Active U.S. Class 8 Trucks
(Number of years)
“E” — Estimated
Source: ACT Research (2006).

Commercial Truck Aftermarket
      Demand for aftermarket products tends to be less cyclical than OEM demand because vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods, and thus aftermarket demand generally is more stable during such periods. Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage, the average useful life of vehicle parts and total tonmiles. The aftermarket is a growing market, as the overall size of the North American fleet of Class 8 trucks has continued to increase and is attractive because of the recurring nature of the sales. Additionally, aftermarket sales tend to be at a higher margin, as truck component suppliers are able to leverage their already established fixed cost base and exert moderate pricing power with their replacement parts. The recurring nature of aftermarket revenue provides some insulation to the overall cyclical nature of the industry, as it tends to provide a more stable stream of revenues.

Commercial Construction Vehicle Market
      Purchasers of heavy construction equipment (weighing over 12 metric tons) include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies, waste management companies and forestry related concerns. Purchasers of light construction equipment (weighing under 12 metric tons) include contractors, rental fleet owners, landscapers, logistics companies and farmers. Sales of heavy construction equipment are particularly dependent on the level of major infrastructure construction and repair projects such as highways, dams and harbors, which is a function of government spending and economic growth.

Military Equipment Market
      We supply products for heavy- and medium-payload tactical trucks that are used by the U.S. military and other foreign militaries. Sales and production of these vehicles are influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles is expected to increase as the result of the continuing conflict in the Middle East. Additionally, demand has also increased for remanufacturing and replacement of the large fleet of vehicles that have served in the Middle East due to over-use and new armor and technology requirements.

Commercial Vehicle Industry Trends
      Our performance and growth are directly related to trends in the commercial vehicle market that are focused on driver retention, comfort and safety. These commercial vehicle industry trends include the following:
      System Sourcing. Commercial vehicle OEMs are beginning to seek suppliers capable of providing fully-engineered, complete systems rather than suppliers who produce the separate parts that comprise a system. By outsourcing complete systems, OEMs are able to reduce the costs associated with the design and integration of different components and improve quality by requiring their suppliers to assemble and test major portions of the vehicle prior to beginning production. In addition, OEMs are able to develop more efficient assembly processes when complete systems are delivered in sequence rather than as individual parts or components.
      Globalization of Suppliers. To serve multiple markets more cost effectively, many commercial vehicle OEMs are manufacturing global vehicle platforms that are designed in a single location but are produced and sold in many different geographic markets around the world. Having operations in the geographic markets in which OEMs produce their global platforms enables suppliers to meet OEMs’ needs more economically and more efficiently.
      Shift of Design and Engineering to Suppliers. OEMs are focusing their efforts on brand development and overall vehicle design, instead of the design of individual vehicle systems. OEMs are increasingly looking to their suppliers to provide suggestions for new products, designs, engineering developments and manufacturing processes. As a result, Tier 1 suppliers are gaining increased access to confidential planning information regarding OEMs’ future vehicle designs and manufacturing processes. Systems and modules increase the importance of Tier 1 suppliers because they generally increase the Tier 1 suppliers’ percentage of vehicle content.
      Broad Manufacturing Capabilities. With respect to commercial vehicle interiors, OEMs are requiring their suppliers to manufacture interior systems and products utilizing alternative materials and processes in order to meet OEMs’ demand for customized styling or cost requirements. In addition, while OEMs seek to differentiate their vehicles through the introduction of innovative interior features, suppliers are proactively developing new interior products with enhanced features.
      Ongoing Supplier Consolidation. The worldwide commercial vehicle supply industry is in the early stages of consolidating as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible work rules and practices, acquire complementary technologies, build stronger customer relationships and follow their OEM customers as they expand globally. Suppliers need to provide OEMs with single-point sourcing of integrated systems and modules on a global basis, and this is expected to drive further industry consolidation. Furthermore, the cost focus of most major OEMs has forced suppliers to reduce costs and improve productivity on an ongoing basis, including by achieving economies of scale through consolidation.
Competitive Strengths
      We believe that our competitive strengths include, but are not limited to, the following:
      Leading Market Positions and Brands. We believe that we are the leading supplier of seating systems and interior trim products, the only non-captive manufacturer of Class 8 truck body systems (which includes cab body assemblies), the second largest supplier of wiper systems and mirrors for the North American commercial vehicle market and the largest global supplier of construction vehicle seating systems. Our products are marketed under brand names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to this market. These brands include KAB Seating, National Seating, Trim Systems and Sprague Controls, Sprague Devices®,

Prutsmantm, Moto Mirror®, RoadWatch® and Mayflower®. The Mayflower, Monona and Cabarrus acquisitions gave us the capability to achieve market leadership across a broader spectrum of commercial vehicle systems, including complete truck cab assemblies and electrical wire systems. We plan to leverage our customer relationships and dedicated sales force to cross-sell a broader range of products to position ourselves as the leading provider of complete cab systems to the commercial vehicle market.
      Comprehensive Cab Product and Cab System Solutions. We believe that we offer the broadest product range of any commercial vehicle cab supplier. We manufacture a broad base of products, many of which are critical to the interior and exterior subsystems of a commercial vehicle cab. In addition, through our acquisitions of Mayflower, Monona and Cabarrus, we believe we are the only supplier worldwide with the capability to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure and the electronic wire harness and instrument panel assemblies. We also utilize a variety of different processes, such as urethane molding, injection molding, VEC large composite molding, vacuum forming and “twin shell” vacuum forming that enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, who increasingly require complete cab solutions from a single supply source. As a result, we believe that we have a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.
      End-User Focused Product Innovation. A key trend in the commercial vehicle market is that OEMs are increasingly focused on cab design, comfort and features to better serve their end user, the driver, and our customers are seeking suppliers that can provide product innovation. We have a full service engineering and product development organization that proactively presents solutions to OEMs to meet these needs and enables us to increase our overall content on current platforms and models.
      Flexible Manufacturing Capabilities and Cost Competitive Position. Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our customers frequently request modified products in low volumes within a limited time frame. We have a highly variable cost structure and can efficiently leverage our flexible manufacturing capabilities to provide low volume, customized products to meet each customer’s styling, cost and “just-in-time” delivery requirements. We manufacture or assemble our products at facilities in North America, Europe, China and Australia. Several of our facilities are located near our customers to reduce distribution costs and to maintain a high level of customer service and flexibility.
      Strong Free Cash Flow Generation. Our business generates strong free cash flow, as it benefits from modest capital expenditure and working capital requirements. Over the three years ended December 31, 2005, our consolidated capital expenditures averaged $11.8 million per year, which amounts to approximately 2.5% of consolidated net revenues. The recent acquisitions of Mayflower, Monona and Cabarrus have also provided us with cost saving opportunities, such as consolidation of supplier relationships as well as utilization of low cost manufacturing capabilities at our facility in Mexico, and we intend to continue implementing operating enhancements to improve our overall cost position.
      Strong Relationships with Leading Customers and Major Fleets. Because of our comprehensive product offerings, sole source position for certain of our products, leading Class 8 brand names and innovative product features, we believe we are an important long-term supplier to all of the leading truck manufacturers in North America and also a global supplier to leading heavy equipment customers such as Caterpillar, Oshkosh Truck, Deere & Co., Komatsu and Volvo. In addition, through our sales force and engineering teams, we maintain active relationships with the major truck fleet organizations that are end users of our products such as Yellow Freight, Swift Transportation, Schneider National and Ryder Leasing. As a result of our high-quality, innovative products, well-recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.
      Significant Barriers to Entry. We believe we are a leader in providing critical cab assemblies and components to long running platforms. Considerable barriers to entry exist, including significant investment and engineering requirements, stringent technical and manufacturing requirements, high transition costs for

OEMs to shift production to new suppliers, just-in-time delivery requirements and strong brand name recognition.
      Proven Management Team. Our management team is highly respected within the commercial vehicle market, and our five senior executives have a combined average of 27 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions and improving processes through cyclical periods. In addition, we have added significant management, technical and operations talent with our recent acquisitions.
Strategy
      In addition to capitalizing on expected growth in our end markets, our primary growth strategies are as follows:
      Increase Content, Expand Customer Penetration and Leverage System Opportunities. We are the only integrated commercial vehicle supplier that can offer complete interior cab systems. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the cabs manufactured by these OEMs. To complement our North American capabilities and enhance our customer relationships, we are working with OEMs as they increase their focus on international markets. We have established operations in China and are aggressively working to secure new business from both existing and new customers with Chinese manufacturing operations and Chinese OEMs. We believe we are well positioned to capitalize on the migration by OEMs in the heavy truck and commercial vehicle sector towards commercial vehicle suppliers that can offer a complete interior system and components.
      Leverage Our New Product Development Capabilities. We have made a significant investment in our engineering capabilities and new product development in order to anticipate the evolving demands of our customers and end users. For example, we recently introduced a new wiper system utilizing a tubular linkage system with a single motor that operates both wipers, reducing the cost, space and weight of the wiper system. Also, we believe that our new high performance seat should enable us to capture additional market share in North America and provide us with opportunities to market this seat on a global basis. We will continue to design and develop new products that add or improve content and increase cab comfort and safety.
      Capitalize on Operating Leverage. We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput. Over the past three years, we realized operating synergies with the integration of our sales, marketing and distribution processes; reduced our fixed cost base through the closure and consolidation of several manufacturing and design facilities; and continue to implement our Lean Manufacturing and Total Quality Production Systems (“TQPS”) programs. We believe our ongoing cost saving initiatives and the establishment of our sourcing relationships in China will enable us to continue to lower our manufacturing costs. As a result, we are well positioned to grow our operating margins and capitalize on any volume increases in the heavy truck sector with minimal additional capital expenditures. With the integration of Mayflower, Monona and Cabarrus, our management will be pursuing cost reduction opportunities which include: consolidating supplier relationships to achieve lower costs and better terms, strategic sourcing of products to OEMs from new facility locations, implementing lean manufacturing techniques to achieve operational efficiencies, improving product quality and delivery and providing additional capacity. Cost reductions will also target merging administrative functions, including accounting, IT and corporate services.
      Grow Sales to the Aftermarket. While commercial vehicles have a relatively long life, certain components, such as seats, wipers and mirrors, are replaced more frequently. We believe that there are opportunities to leverage our brand recognition to increase our sales to the replacement aftermarket. Since many aftermarket participants are small and locally focused, we plan to leverage our national presence to increase our market share in the fragmented aftermarket. We believe that the continued growth in the aftermarket represents an attractive opportunity to diversify our business due to its relative stability as well as the market penetration opportunity.
      Pursue Strategic Acquisitions and Continue to Diversify Sales. We will selectively pursue complementary strategic acquisitions that allow us to leverage the marketing, engineering and manufacturing strengths of our business and expand our sales to new and existing customers. The markets in which we operate are highly fragmented and provide ample consolidation opportunities. We expect the acquisition of Mayflower will enable us to be the only supplier worldwide to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure. We expect the Monona acquisition will enable us to provide integrated electronic systems into our cab products and the Cabarrus acquisition will enable us to expand the breadth of our interior systems capabilities. Each of these acquisitions has allowed us to diversify our revenue base by customer, market or product offering.
Products
      We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial truck, bus, construction, agricultural, military, end market industrial, marine, municipal and recreation. Fleets and OEMs are increasing their focus on cabs and their interiors to differentiate products and improve driver comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, window lifts, door locks, temperature measurement and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) trim systems and components, (3) mirrors, wipers and controls, (4) cab structures, sleeper boxes, body panels and structural components and (5) electronic wire harnesses and panel assemblies.
      See Notes 2 and 10 to our consolidated financial statements in Item 15 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.
      Set forth below is a brief description of our products and their applications:
      Seats and Seating Systems. We design, engineer and produce seating systems primarily for heavy trucks in North America and for commercial vehicles used in the construction and agricultural industries through our European operations. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include air suspension seats, static seats, passenger seats, bus seats and rail car seats. As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our five product categories.
      Heavy Truck Seats. We produce seats and seating systems for Heavy-duty (Class 8) trucks in our North American operations. Our heavy truck seating systems are designed to achieve maximum driver comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our heavy truck seats are highly specialized based on a variety of different seating options offered in OEM product lines. Our seats are built to customer specifications in low volumes and consequently are produced in numerous combinations with a wide range of price points. There are approximately 350 parts in each seat, resulting in over 2 million possible seat combinations. Adding features to a standard seat is the principal way to increase pricing, and the price of one seat can range from $180 for a standard suspension seat to over $400 for an air seat with enhanced features.
      We differentiate our seats from our competitors’ seats by focusing on three principal goals: driver comfort, driver retention and decreased workers’ compensation claims. Drivers of heavy trucks recognize and are often given the opportunity to specify their choice of seat brands, and we strive to develop strong customer loyalty both with the commercial vehicle OEMs and among the drivers. We believe that we have superior technology and can offer a unique seat base that is ergonomically designed, accommodates a range of driver sizes and absorbs shock to maximize driver comfort.
      Other Commercial Vehicle Seats. We produce seats and seating systems for commercial vehicles used in the global construction and agricultural, bus, commercial transport and municipal industries. The principal focus of these seating systems is durability. These seats are ergonomically designed for difficult working environments, to provide comfort and control throughout the range of seats and chairs.
      Other Seating Products. Our European operations also manufacture office seating products. Our office chair was developed as a result of our experience supplying chairs for the heavy truck, agricultural and construction industries and is fully adjustable to maximize comfort at work. Our office chairs are available in a wide variety of colors and fabrics to suit many different office environments, such as emergency services, call centers, receptions, studios, boardrooms and general office.
      Trim Systems and Components. We design, engineer and produce trim systems and components for the interior cabs of commercial vehicles. Our interior trim products are designed to provide a comfortable interior for the vehicle occupants as well as a variety of functional and safety features. The wide variety of features that can be selected by the heavy truck customer makes trim systems and components a complex and highly specialized product category. For example, a sleeper cab can contain three times as many trim components as a day cab, and the selling price can range from approximately $900 for a fully loaded sleeper cab to approximately $260 for an average day cab. Set forth below is a brief description of our principal trim systems and components:
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
      Grab Handles and Armrests. Our grab handles and armrests are designed and engineered with specific attention to aesthetics, ergonomics and strength. Our T-Skintm product uses a wide range of inserts and substrates for structural integrity. The integral urethane skin offers a soft touch and can be in-mold coated to specific colors.
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
      Sun Visors. Our sun visors are fully integrated for multi-access mounting and pivot hardware. Our sun visor system includes multiple options such as mirrors, map pockets and different options for positioning. We use low pressure injection molding to produce our premium sun visors with a simulated grain texture.
      Mirrors, Wipers and Controls. We design, engineer and produce a wide range of mirrors, wipers and controls used in commercial vehicles. Set forth below is a brief description of our principal products in this category:
      Mirrors. We offer a wide range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. Most of our mirror designs utilize stainless steel pins, fasteners and support braces to ensure durability. We have introduced both road and outside temperature devices that are integrated into the mirror face or the vehicle’s dashboard through our Road Watchtm family of products. These systems are principally utilized by municipalities throughout North America to monitor surface temperatures and assist them in dispersing chemicals for snow and ice removal. We have introduced a new lower-cost system for use in long-haul commercial trucks and mission critical vehicles such as ambulances. We have also introduced a new molded aerodynamic mirror that is integrated into the truck’s exterior.
      Windshield Wiper Systems. We offer application-specific windshield wiper systems and individual windshield wiper components for all segments of the commercial vehicle market. Our windshield wiper systems are generally delivered to the OEM fully assembled and ready for installation. A windshield wiper system is typically comprised of a pneumatic electric motor, linkages, arms, wiper blades, washer reservoirs and related pneumatic or electric pumps. We have introduced a new low-weight, cost effective tubular wiper system design. We also produce air-assisted washing systems for headlights and cameras to assist drivers with visibility for safe vehicle operation. These systems utilize window wash fluid and air to create a turbulent liquid/air stream that removes road grime from headlights and cameras. We offer an optional programmable washing system that allows for periodic washing and dry cycles for maximum safety.
      Controls. We offer a range of controls and control systems that includes a complete line of window lifts and door locks, mechanic, pneumatic, electrical and electronic HVAC controls and electric switch products. We specialize in air-powered window lifts and door locks, which are highly reliable and cost effective as compared to similar electrical products.
      Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We design, engineer and produce complete cab structures, sleeper boxes, body panels and structural components for the commercial vehicle and automotive industries in North America. Set forth below is a description of our principal products in this category:
      Cab Structures. We design, manufacture and assemble complete cab structures used primarily in heavy trucks for the major commercial vehicle OEMs in North America. Our cab structures, which are manufactured from both steel and aluminum, are delivered to our customers fully assembled and primed for paint. Our cab structures are built to order based upon options selected by the vehicles’ end-users and delivered to the OEMs, in line sequence, as these end-users’ trucks are manufactured by the OEMs. In addition, we also design, produce and assemble cab structures for certain automotive OEMs.
      Sleeper Boxes. We design, manufacture and assemble sleeper boxes primarily for heavy trucks in North America. We manufacture both integrated sleeper boxes that are part of the overall cab structure as well as stand alone assemblies depending on the customer application. Sleeper boxes are typically constructed using aluminum exterior panels in combination with steel structural components delivered to our customers in line sequence after the final seal and E-coat process.
      Body Panels and Structural Components. We produce a wide range of both steel and aluminum large exterior body panels and structural components. Approximately 80% of the body panels and structural components we manufacture are used internally in our production of cab structures as described above, with the remaining approximately 20% being sold externally to commercial vehicle and automotive OEMs. The products we produce for the external market include large exterior body panels and structural components for both heavy trucks and the Ford GT automobile, heavy truck bumper assemblies and large stampings for the construction industry.
      Electronic Wire Harnesses and Panel Assemblies. We design, engineer and produce a wide range of electronic wire harnesses and related assemblies as well as panel assemblies used in commercial vehicles and other equipment. Set forth below is a brief description of our principal products in this category.
      Electronic Wire Harnesses. We offer a broad range of complex electronic wire harness assemblies that function as the primary current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits and other electronic applications on a commercial vehicle. Our wire harnesses are highly customized to fit specific end-user requirements and often include more than 350 individual circuits and weigh more than 30 pounds. We provide our wire harnesses for a wide variety of commercial vehicles, military vehicles, specialty trucks and other specialty applications, including heavy-industrial equipment and medical equipment.
      Panel Assemblies. We assemble large, integrated components such as panel assemblies and cabinets for commercial vehicle OEMs, other heavy equipment manufacturers and medical equipment manufacturers. The panels and cabinets we assemble are installed in key locations on a vehicle or unit of equipment, are integrated with our wire harness assemblies and provide user control over certain operational functions and features.
Manufacturing
      A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. Our seating operations utilize a variety of manufacturing techniques whereby fabric is affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. Generally, we utilize outside suppliers to produce the individual components used to assemble the seat frame.

•	Trim Systems and Components. Our interior systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding and vacuum and twin shell vacuum forming as well as various trimming and finishing methods.

•	Mirrors, Wipers and Controls. We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily hand assembled, tested and packaged.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We utilize a wide range of manufacturing processes to produce the majority of the steel and aluminum stampings used in our cab structures, sleeper boxes, body panels and structural components and a variety of both robotic and manual welding techniques in the assembly of these products. In addition, both our Norwalk, Ohio and Kings Mountain, North Carolina facilities have large capacity, fully automated E-coat paint priming systems allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs. The four major large press lines at our Shadyside, Ohio facility provide us with the in-house manufacturing flexibility for both aluminum and steel stampings delivered just in time to our cab assembly plants. This plant also provides us with low volume forming and processing techniques including laser trim operations that minimize investment and time to manufacture for low volume applications.

•	Electronic Wire Harnesses and Panel Assemblies. We utilize several manufacturing techniques to produce the majority of our electronic wire harnesses and panel assemblies. Our processes, both manual and automated, are designed to produce complex, low- to medium-volume wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are both electronically and hand tested.
      We have a broad array of processes to offer our commercial vehicle OEM customers to enable us to meet their styling and cost requirements. The interior of the vehicle cab is the most significant and appealing aspect to the driver of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features. Within the last several years, we have added new technologies, including injection molding, compression molding and vacuum forming capabilities, to our facilities through research and development, licenses of patented technology and equipment purchases.
      The end markets for our products are highly specialized and our customers frequently request modified products in low volumes within an expedited delivery timeframe. As a result, we primarily utilize flexible manufacturing cells at the vast majority of our production facilities. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to maintain our product output consistent with our OEM customers’ requirements and reduce the level of inventory. While the Norwalk and Shadyside, Ohio and Kings Mountain, North Carolina manufacturing facilities we acquired as part of the Mayflower acquisition do utilize an assembly line model, we believe we can adapt these operations to accommodate product changes and limit future capital expenditures.
      When an end-user buys a commercial vehicle, the end-user will specify the seat and other features for that vehicle. Because each of our seating systems is unique, our manufacturing facilities have significant complexity which we manage by building in sequence. We build our seating systems as orders are received, and systems are delivered to the customer’s rack in the sequence that the vehicles come down the assembly line. We have systems in place that allow us to provide complete customized interior kits in boxes that are delivered in sequence, and we intend to expand upon these systems such that we will be able to provide, in sequence, fully integrated modular systems combining the cab body and interior and seating systems.
      In most instances, we keep track of our build sequence by vehicle identification number, and components are identified by bar code. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.

      We employ just-in-time manufacturing and system sourcing in our operations to meet customer requirements for faster deliveries and to minimize our need to carry significant inventory levels. We utilize visual material systems to manage inventory levels, and in certain locations we have inventory delivered as often as two times per day from a nearby facility based on the previous day’s order. This eliminates the need to carry excess inventory at our facilities.
      Typically, in a strong economy, new vehicle production increases and greater funding is available to be spent on enhancements to the truck interior. As demand goes up, the mix of our products shifts towards more expensive systems, such as sleeper units, with enhanced features and higher quality materials. The shift from low-end units to high-end units amplifies the positive effect a strong economy has on our business. Conversely, when economic conditions and indicators decline and customers shift away from ordering high-end units with enhanced features, our business is adversely affected from both lower volume and lower pricing. We strive to manage down cycles by running our facilities at capacity while maintaining the capability and flexibility to expand. We work with our employees and rely on their involvement to help eliminate problems and re-align our capacity. During a ramp-up of production, we have plans in place to manage increased demand and achieve on-time delivery. Our strategies include alternating between human and machine production and allowing existing employees to try higher skilled positions while hiring new employees for lower skilled positions.
      As a means to enhance our operations, we continue to implement TQPS throughout our operations. TQPS is our customized version of Lean Manufacturing and consists of a 32 hour interactive class that is taught exclusively by members of our management team. A significant portion of the labor efficiencies we gained over the past few years is due to the program. TQPS is an analytical process in which we analyze each of our manufacturing cells and identify the most efficient process to improve efficiency and quality. The goal is to achieve total cost management and continuous improvement. Some examples of TQPS-related improvements are: reduced labor to move parts around the facility, clear walking paths in and around manufacturing cells and increased safety. An ongoing goal is to reduce the time employees spend waiting for materials within a facility. We intend to implement TQPS improvements at each of the manufacturing facilities we integrated into our operations as part of the Mayflower, Monona and Cabarrus acquisitions and in an effort to increase operational efficiency, improve product quality and provide additional capacity at these locations.
Raw Materials and Suppliers
      A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. The principal raw materials used in our seat systems include steel, aluminum and foam chemicals, and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements are for a term of at least one year and are terminable by us for breach or convenience. Some purchased components are obtained from our customers.

•	Trim Systems and Components. The principal raw materials used in our interior systems processes are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are obtained from multiple suppliers, typically under supply agreements which are for a term of at least one year and are terminable by us for breach or convenience.

•	Mirrors, Wipers and Controls. The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel, aluminum, glass and rubber, which are generally readily available and obtained from multiple suppliers.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets and stamp at our Shadyside, Ohio facility. These raw materials are generally readily available and obtained from several suppliers, typically under purchase orders that are cancelable by us without cause, pursuant to one year supply agreements.

•	Electronic Wire Harnesses and Panel Assemblies. The principal raw materials used to manufacture our electronic wire harnesses are wire, connectors, terminals, switches, relays and braid fabric. These raw materials are obtained from multiple suppliers and are generally readily available. Many of our customers specify particular wire and connectors and, as such, negotiate pricing of these materials directly with our suppliers. Our panel assembly materials are generally procured directly from the customer.

      Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules as well as service requirements. We purchase materials such as steel, foam, vinyl and cloth in large quantities on a global basis through our central corporate office, and other materials for which we require lower volumes are purchased directly by our facilities. We purchase steel at market prices, which during the last year, have increased to historical highs as a result of a relatively low level of supply and a relatively high level of demand. As a result, we are currently being assessed surcharges and price increases on certain of our purchases of steel and petroleum related products. We continue to work with our customers and suppliers to minimize the impact of such surcharges. We intend to exploit the increased purchasing power we have gained through the Mayflower acquisition to obtain purchase price reductions on certain raw materials, such as steel and aluminum. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.
Customers and Marketing
      We sell our products principally to the commercial vehicle OEM truck market. Approximately 62% of our 2005 revenues and approximately 56% of our 2004 revenues were derived from sales to commercial vehicle truck OEMs, with the remainder of our revenues being generated principally from sales to the construction and aftermarket.
      We supply our products primarily to the heavy truck OEM market, construction market, the aftermarket and OEM service segment and other commercial vehicle and specialty markets. The following is a summary of our revenues by end-user market for the three years ended December 31:

	2005	2004	2003

Heavy Truck OEM	62%	56%	54%
Construction	15	18	18
Aftermarket and OEM Service	9	15	14
Bus	2	2	3
Military	2	2	2
Agriculture	1	1	1
Other	9	6	8

Total	100%	100%	100%

      The change in revenues by end market in 2005 is primarily related to the acquisitions of Mayflower, Monona and Cabarrus as well as increased demand in the North American (Class 8) heavy truck market.
      Our principal customers in North America include International, PACCAR, Freightliner, Volvo/ Mack and Caterpillar. We believe we are an important long-term supplier to all leading truck manufacturers in North America because of our comprehensive product offerings, leading brand names and product innovation. In our European and Asian operations, our principal customers in the commercial vehicle market include Caterpillar, Volvo, Deere & Co., Komatsu, Hitachi and CNH Global (Case New Holland). We also sell our trim products to OEMs in the marine and recreational vehicle industries and seating products to office product manufacturers principally in Europe.
      The following is a summary of our significant revenues by OEM customer for the three years ended December 31:

	2005	2004	2003

International	19%	9%	8%
PACCAR	17	28	26
Freightliner	16	17	18
Volvo/ Mack	14	6	4
Caterpillar	7	5	6
Komatsu	2	3	3
Deere & Co.	2	1	1
Oshkosh Truck	2	—	—
Other	21	31	34

Total	100%	100%	100%

      Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2005. The change in revenues by significant OEM customers in 2005 is primarily related to the acquisitions of Mayflower, Monona and Cabarrus.
      Our European, China and Australian operations collectively contributed approximately 16%, 28% and 30% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The change in revenue by geographic location in 2005 is primarily related to the acquisitions of Mayflower, Monona and Cabarrus.
      Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments in terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these contracts, purchase orders and commitments provide that the customer can terminate the contract, purchase order or commitment if we do not meet specified quality, delivery and cost requirements. Such contracts, purchase orders or other firm commitments generally extend for the entire life of a platform, which is typically five to seven years. Although these contracts, purchase orders or other commitments may be terminated at any time by our customers (but not by us), such terminations have been minimal and have not had a material impact on our results of operations. In order to reduce our reliance on any one vehicle model, we produce products for a broad cross-section of both new and more established models.
      Our contracts with our major OEM customers generally provide for an annual productivity cost reduction. These reductions are calculated on an annual basis as a percentage of the previous year’s purchases by each customer. The reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost and labor efficiencies. Historically, most of these cost reductions have been offset by both internal reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future. If the annual reduction targets are not achieved, the difference is recovered through price reductions. Our cost structure is comprised of a high percentage of variable costs that provides us with additional flexibility during economic cycles.
      Our sales and marketing efforts with respect to our OEM sales are designed to create overall awareness of our engineering design and manufacturing capabilities and to enable us to be selected to supply products for new and redesigned models by our OEM customers. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between us and our key customers. We currently have sales and marketing personnel located in every major region in which we operate. From time to time, we also participate in industry trade shows and advertise in industry publications. One of our ongoing initiatives is to negotiate and enter into long term supply agreements with our existing customers that allow us to leverage all of our business and provide a complete cab system to our commercial vehicle OEM customers.
      Our principal customers for our aftermarket sales include OEM dealers and independent wholesale distributors. Our sales and marketing efforts for our aftermarket sales are focused on support of these two distribution chains, as well as direct contact with all major fleets.
Research and Development, Design and Engineering
      Our objective is to be a leader in offering superior quality and technologically advanced products to our customers at competitive prices. We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop new products for existing and new applications.
      We work with our customers’ engineering and development teams at the beginning of the design process for new components and assemblies, or the redesign process for existing components and assemblies, in order to maximize production efficiency and quality. These processes may take place from one to three years prior to the commencement of production. On average, the development time for a new component takes between 12 and 24 months during the design phase, while the re-engineering of an existing part may take between one and six months. Early design involvement can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.
      We focus on bringing our customers integrated products that have superior content, comfort and safety. Consistent with our value-added engineering focus, we place a large emphasis on the relationships with the engineering departments of our customers. These relationships not only help us to identify new business opportunities but also enable us to compete based on the quality of our products and services, rather than exclusively on price. In addition, we have also provided engineering solutions for certain specialty vehicles including, most recently, the body development for the prestigious Ford GT sports car.
      We are currently involved in the design stage of several products for our customers and expect to begin production of these products in the years 2006 to 2010.
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
      We market our products under well-known brand names that include KAB Seating, National Seating, Trim Systems and Sprague Controls, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch® and Mayflower®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal registrations for several of our brands.

Competition
      Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. We believe we are the only supplier in the North American commercial vehicle market that can offer complete cab systems in sequence integrating interior systems (including seats, interior trim and flooring systems) and wire harnesses with the cab structure. A summary of our estimated market position and primary independent competitors is set forth below:

•	Seats and Seating Systems. We believe that we have the number one market position in North America with respect to our seating operations. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the construction industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Accuride Corporation, Grammer AG and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammar and Isringhausen.

•	Trim Systems and Components. We believe that we have the number one market position in North America with respect to our interior trim products. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Fabriform, TPI, Findlay, Superior, Trim Masters, Inc., Blachford Ltd., Gage Industries, Inc. and Mitras.

•	Mirrors, Wipers and Controls. We believe that we hold the number two market position in North America with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Johnson Electric, Trico and Valeo.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We believe we are a leading non-captive supplier in North America with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Ogihara Corporation, Spartanburg Stamping, Union Stamping, Able Body and Defiance Metal Products.

•	Electronic Wire Harnesses and Panel Assemblies. We believe that we are a leading producer of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as AFL, Delphi, Leoni, Stoneridge, Yazaki and smaller independent companies such as Fargo Assembly and Unlimited Services.
Seasonality
      OEMs’ production requirements are generally higher in the first three quarters of the year as compared to the fourth quarter. We believe this seasonality is due, in part, to demand for new vehicles softening during the holiday season and as a result of the winter months in North America and Europe. Also, the major North American OEM manufacturers generally close their production facilities at various times during the holiday season in the last two months of the year.
Employees
      As of December 31, 2005 we had approximately 5,339 permanent employees, of which approximately 13.1% were salaried and the remainder were hourly. Approximately 42.4% of the hourly employees in our North American operations were unionized, and approximately 44.0% of our hourly employees at our United Kingdom operations were represented by shop steward committees. On an as needed basis during peak periods, contract and temporary employees are utilized.

      As a result of the Mayflower acquisition, our total number of employees at December 31, 2005 increased by approximately 942, of which approximately 14.8% were salaried and the remainder were hourly. We have unionized work forces at two of our newly acquired facilities located in Norwalk, Ohio and Shadyside, Ohio. Although we have no operating history with these work forces or prior relationship with the unions which represent them, Mayflower has not experienced any material strikes, lockouts or work stoppages at these facilities in the last three years.
      As the result of the Monona acquisition, our number of employees at December 31, 2005 increased by approximately 1,900, of which approximately 3.5% were salaried and the remainder were hourly. Of the 1,900 employees, 1,473 of those are located in a Mexico facility of which 1,214 are unionized under the Confederación de Trabajadores de Mexico union in Mexico. Although we have no operating history with this work force or prior relationship with the union that represents them, Monona has not experienced any material strikes, lockouts or work stoppages at these facilities in the last three years. The remainder of employees added with the Monona acquisition are not unionized.
      As the result of the Cabarrus acquisition, our total number of employees at December 31, 2005 increased by approximately 127, of which approximately 15% were salaried and the remainder were hourly. None of these employees added with the Cabarrus acquisition are unionized.
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
Available Information
      We maintain a website on the Internet at www.cvgrp.com. We make available free of charge through our website, by way of a hyperlink to a third-party Securities Exchange Commission (SEC) filing website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as such reports are filed with the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

Item 1A.	Risk Factors
      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
      If any of these certain risks and uncertainties were to actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. These risks and uncertainties include, but are not limited to, the following:

•	Volatility and cyclicality in the commercial vehicle market could adversely affect us.
      Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. This downturn had a material adverse effect on our business during the same period. We cannot provide any assurance as to the length or ultimate level of the current recovery in the commercial vehicle market.

•	Our profitability could be adversely affected if the actual production volumes for our customers’ vehicles is significantly lower than expected.
      We incur costs and make capital expenditures based upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price of our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms ranging from five to seven years, and we have no provisions to terminate such contracts. We may become committed to supply products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products. We cannot predict our customers’ demands for our products either in the aggregate or for particular reporting periods. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, it would have a material adverse effect on our business, financial condition and results of operations.

•	Our major OEM customers may exert significant influence over us.
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

•	We may be unable to successfully implement our business strategy, and as a result, our businesses and financial position and results of operations could be materially and adversely affected.
      Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge that diminish the expected growth in the heavy truck market, or we experience increased pressure on our margins. In addition, we may not succeed in integrating strategic acquisitions and our pursuit of additional strategic acquisitions may lead to resource constraints which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could adversely affect our business, results of operations and growth potential.
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

•	If we are unable to obtain raw materials at favorable prices, it could adversely impact our results of operations and financial condition.
      Numerous raw materials are used in the manufacture of our products. Steel, aluminum, resin, foam and fabrics account for the most significant components of our raw material costs. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price increases and periodic delays in delivery. For example, we are currently being assessed surcharges as well as price increases on certain purchases of steel and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition. Our operating results for the years ended December 31, 2005 and 2004 were adversely affected by the costs on certain of our purchases of steel and petroleum costs. The Mayflower acquisition has significantly increased our demand for both steel and aluminum elevating our risk with respect to increases in price or delays in delivery of these commodities.

•	We may be unable to complete additional strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions.
      The commercial vehicle component supply industry is beginning to undergo consolidation as OEMs seek to reduce costs and their supplier base. We intend to actively pursue additional acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants of our senior credit facility may further limit our ability to complete acquisitions. There can be no assurance that we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If we fail to complete additional acquisitions, we may have difficulty competing with more thoroughly integrated competitors and our results of operations could be adversely affected. To the extent that we do complete additional acquisitions, if the expected synergies from such acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

•	We may be adversely impacted by labor strikes, work stoppages and other matters.
      The hourly workforces at our Norwalk, Ohio and Shadyside, Ohio facilities and Mexico operations are unionized. The 1,850 unionized employees at these facilities represented approximately 34.6% of our total employees as of December 31, 2005. The Norwalk, Ohio and Shadyside, Ohio facilities were acquired by us in connection with the Mayflower acquisition and the Mexican operations were acquired by us in connection with the Monona acquisition. We have no operating history with these work forces or prior relationship with the unions which represent them. While neither Mayflower nor Monona has experienced any material strikes, lockouts or work stoppages in the last three years, there can be no assurance that our relationships with these workforces and their unions will be as amicable or that we will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, a significant portion of our employees at our United Kingdom operations are represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.
      Many of our OEM customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. In the event that one or more of our customers or their suppliers experience a material work stoppage, such work stoppage could have a material adverse effect on our business.

•	Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material and adverse affect on our financial condition and results of operations.
      We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environment and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material. We cannot completely eliminate the risk of contamination or injury resulting from exposure to hazardous materials, and we could incur material liability as a result of any such contamination or injury.
      Several of our facilities are either certified as, or are in the process of being certified as ISO 14000 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2006 or 2007. The environmental laws to which we are subject have become more stringent over time, however, and we could incur material costs or expenses in the future to comply with environmental laws. For example, our Northampton, U.K. facility will likely be required to obtain an Integrated Pollution Prevention Control (“IPPC”) permit prior to 2007. That permit will require that we use best available techniques at the facility to minimize pollution. Although the requirements of the permit are not yet known, because the facility is already operating under an integrated pollution control permit, we do not expect to have to make material capital expenditures to obtain or comply with the IPPC permit.
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
      In connection with the Mayflower, Monona and Cabarrus acquisitions, we obtained indemnities for certain environmental liabilities relating to the acquired and leased facilities, subject to certain limitations. However, we cannot assure you that the sellers will be able to satisfy all of their obligations under these indemnities or that these indemnities will cover all environmental liabilities that might arise.

•	We may be adversely affected by the impact of government regulations on our OEM customers.
      Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing Heavy-duty (Class 8) diesel engines that went into effect in the United States on October 1, 2002 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB are scheduled to come into effect during 2007. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	Our operating results, revenues and expenses may fluctuate significantly from quarter-to-quarter or year-to-year, which could have an adverse effect on the market price of our stock.
      For a number of reasons, including but not limited to, those described below, our operating results, revenues and expenses have in the past varied and may in the future vary significantly from quarter-to-quarter or year-to-year. These fluctuations could have an adverse effect on the market price of our common stock.
      Fluctuations in Quarterly or Annual Operating Results. Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements.

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced products;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	new business acquisitions;

•	changes in foreign currency exchange rates; and

•	seasonal factors.
      Limited Ability to Adjust Expenses. We base our operating expense budgets primarily on expected revenue trends. Many of our expenses are relatively fixed and as such we may be unable to adjust expenses quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.
      Based on the above factors, we believe that quarter-to-quarter or year-to-year comparisons of our operating results may not be a good indication of our future performance. It is possible that in one or more future quarters or years, our operating results may be below the expectations of public market analysts and investors. In that event, the trading price of our common stock may be adversely affected.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.
      Sales to International, PACCAR, Freightliner and Volvo/ Mack accounted for approximately 19%, 17%, 16% and 14%, respectively, of our revenue for 2005, and our ten largest customers accounted for approximately 81% of our revenue in 2005. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.
      We have operations in Europe, Australia, Mexico and China, and sales derived from these operations were approximately 16% of our revenues in 2005. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported revenues and earnings from our international operations will be reduced because the applicable local currencies will be translated into fewer U.S. dollars. The converse is also true and the strengthening of the European currencies in relation to the U.S. dollar can have a positive impact on our foreign revenues and earnings.

•	We are subject to certain risks associated with our foreign operations.
      We have operations in Europe, Australia, Mexico and China. Our international operations accounted for approximately 16%, 28% and 30% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. There are certain risks inherent in our international business activities including, but not limited to:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers, who may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries, which may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation;

•	intellectual property protection difficulties;

•	general economic and political conditions in countries where we operate, which may have an adverse effect on our operations in those countries;

•	the difficulties associated with managing a large organization spread throughout various countries; and

•	complications in complying with a variety of foreign laws and regulations, which may conflict with United States law.
      As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks associated with foreign operations. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business, financial condition or results of operations as a whole.

•	Our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, reduced gross margins, loss of market share, which could have an adverse effect on our revenues and operations results.
      The commercial vehicle component supply industry is highly competitive. Our products primarily compete on the basis of price, breadth of product offerings, product quality, technical expertise and development capability, product delivery and product service. Increased competition may lead to price reductions resulting in reduced gross margins and loss of market share.
      Current and future competitors may make strategic acquisitions or establish cooperative relationships among themselves or with others, foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at lower cost than we can or adapt more quickly to new technologies, industry or customer requirements. By doing so, they may enhance their ability to meet the needs of our customers or potential future customers. These developments could limit our ability to obtain revenues from new customers and to maintain existing revenues from our customer base. We may not be able to compete successfully against current and future competitors and the failure to do so may have a material adverse effect on our business, operating results and financial condition.

•	Our products may be rendered less attractive by changes in competitive technologies.
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

•	If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our key management personnel, our business, operating results and financial condition could be materially adversely affected.
      Our future success depends on our continuing ability to attract, train, assimilate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, assimilate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly our key executive officers. If we lose the services of one or more of these individuals or other key personnel, or if we are unable to attract, train, assimilate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

•	We have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights.
      Our success depends to a certain degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. While we have been issued patents and have registered trademarks with respect to many of our products, our competitors could independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible that third parties may have or acquire licenses for other technology or designs that we may use or desire to use, so that we may need to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.
      In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our revenues could be materially adversely affected.

•	Our products may be susceptible to claims by third parties that our products infringe upon their proprietary rights.
      As the number of products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Regardless of their merit, any such claims could be time consuming and expensive to defend, may divert management’s attention and resources, could cause product shipment delays and could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to license the infringed or similar technology and/or product could have a material adverse effect on our business, operating results and financial condition.

•	The market price of our common stock may be extremely volatile.
      Our stock price has fluctuated since our initial public offering in August 2004. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the commercial vehicle industry and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. These market fluctuations may have affected and may continue to affect the market price of our common stock.

•	We may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources.
      As a supplier of products and systems to commercial vehicle OEMs, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages.
      In addition, we may be required to participate in recalls involving systems or components sold by us if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of management resources. While we do maintain product liability insurance, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.
      Moreover, we warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these OEMs’ customers, in some cases for as long as six years. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications, or, in some cases in the event that our products do not conform with their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would adversely affect our results of operations.

•	Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.
      We manufacture or assemble our products at facilities in North America, Europe, China and Australia. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which could reduce our net revenues and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future revenues. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

•	Our indebtedness could adversely affect our financial condition and make it more difficult to implement our business strategy.
      The aggregate amount of our outstanding indebtedness was $191.0 million as of December 31, 2005. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the notes. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to you as a holder of the notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
      Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

•	The terms of our senior credit facility and the indenture governing the 8.0% senior notes due 2013 may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
      Our senior credit facility and the indenture governing the 8.0% senior notes due 2013 contain covenants that, among other things, restricts our ability to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue preferred stock;

•	pay dividends, or make redemptions and repurchases, with respect to capital stock;

•	prepay, or make redemptions and repurchases of, subordinated debt;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

•	change the business conducted by us or our subsidiaries; and

•	amend the terms of subordinated debt.
      Also, our senior credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests (some of which become more restrictive over time). If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit facility, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of the senior credit facility may be affected by changes in economic or business conditions beyond our control. In addition, these covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

•	Our inability to successfully execute any planned cost reductions, restructuring initiatives or the achievement of operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings.
      As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity and intend to apply this strategy to those operations acquired through the Mayflower, Monona and Cabarrus acquisitions. In this regard, we may incur restructuring charges in the future and such charges could adversely affect our operating results and financial condition.

•	Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets, including goodwill, as a result of recording any impairment charges deemed necessary in conjunction with the execution of our periodic asset impairment assessment and testing policy.
      During 2002, we recorded an impairment charge of approximately $51.6 million to reduce the carrying value of goodwill in our financial statements. At December 31, 2005, we had goodwill of approximately $125.6 million and other intangible assets of approximately $84.6 million. We may identify additional anticipated or unanticipated impairments in any of our tangible or intangible asset categories in future testing periods and be required to record charges against earnings in the period in which the impairment is identified. Specific indicators that give rise to asset impairment may include, but are not limited to, changes in the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions among other factors.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities:

Approximate
Location	Products Produced	Square Footage	Ownership Interest

Norwalk, Ohio (3 facilities)(1)	Cab, Sleeper Box, Interior Trim Assembly and Ford GT Assembly	359,980 sq. ft.	Owned/Leased
Vonore, Tennessee (2 facilities)	Seats, Mirrors	245,000 sq. ft.	Owned/Leased
Shadyside, Ohio(1)	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	225,000 sq. ft.	Owned
Northampton, England	Seats (office and commercial vehicle)	210,000 sq. ft.	Leased
Kings Mountain, North Carolina(1)	Cab, Sleeper Box, Interior Trim Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina (2 facilities)	Interior Trim, Seats	163,000 sq. ft.	Leased
Seattle, Washington	RIM Process, Interior Trim, Seats	156,000 sq. ft.	Owned
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Canby, Oregon	Roadwatch/ Electronics Assembly	4,116 sq. ft.	Leased
Dublin, Virginia	Interior Trim, Seats	79,000 sq. ft.	Owned
Vancouver, Washington (2 facilities)	Interior Trim	63,000 sq. ft.	Leased
Chillicothe, Ohio	Interior Trim, Dash Assembly	62,000 sq. ft.	Owned
Shanghai, China	Seats	50,000 sq. ft.	Leased
Bellaire, Ohio(1)	Warehouse Facility	40,000 sq. ft.	Leased
Tacoma, Washington	Injection Molding	25,000 sq. ft.	Leased
Plain City, Ohio	R&D, Lab	8,000 sq. ft.	Leased
Seneffs (Brussels), Belgium	Seat Assembly	35,000 sq. ft.	Leased
Brisbane (HQ), Australia	Seat Assembly	50,000 sq. ft.	Leased
Farmington Hills, Michigan(1)	R&D, Lab	25,000 sq. ft.	Leased
Sodentalje (Stockholm), Sweden	Seat Assembly	12,000 sq. ft.	Leased
Dublin, Ohio	Administration	14,000 sq. ft.	Leased
Naperville, Illinois(2)(4)	Administration	2,550 sq. ft.	Leased
Agua Prieta, Mexico (4 facilities)(2)	Wire Harness Assembly	150,000 sq. ft.	Leased
Douglas, Arizona (2 facilities)(2)	Warehouse Facility	11,700 sq. ft.	Leased
Monona, Iowa(2)	Wire Harness/Panel Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa(2)	Wire Harness/Assembly	18,000 sq. ft.	Leased
Spring Green, Wisconsin(2)(4)	Wire Harness/Panel Assembly	38,000 sq. ft.	Leased
Livingston, Wisconsin(2)	Wire Harness/Panel Assembly	22,000 sq. ft.	Leased
Redgranite, Wisconsin(2)	Wire Harness Engineering Support	2,000 sq. ft.	Leased
Dekalb, Illinois(2)	Cab Assembly	60,000 sq. ft.	Leased
Gahanna, Ohio	R&D, Lab	28,500 sq. ft.	Leased
Concord, North Carolina(3)	Injection Molding	90,360 sq. ft.	Leased
New Albany, Ohio	Corporate Headquarters	16,000 sq. ft.	Leased

(1)	This facility or lease was acquired through the Mayflower acquisition as described herein.

(2)	This facility or lease was acquired through the Monona acquisition as described herein.

(3)	This facility or lease was acquired through the Cabarrus acquisition as described herein.

(4)	On March 8, 2006, we announced plans to relocate our Naperville, Illinois administrative office to our corporate headquarters in New Albany, Ohio and our Spring Green, Wisconsin facility primarily to our existing operations located in Edgewood, Iowa and Agua Prieta, Mexico.
      We also have leased sales and service offices located in Australia and France.
      Utilization of our facilities varies with North American and European commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing, except for our New Albany and Dublin, Ohio and Naperville, Illinois corporate and administrative offices, our Plain City and Gahanna, Ohio, Farmington Hills, Michigan and Redgranite, Wisconsin research, development and engineering facilities and our leased warehouse facilities in Douglas, Arizona and Bellaire and Norwalk, Ohio.

Item 3.	Legal Proceedings
      From time to time, we are involved in a variety of legal proceedings, including, but not limited to, customer and supplier disputes and product liability claims arising out of the conduct of our businesses. We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of stockholders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the Nasdaq National Market:

	High	Low

Fourth Quarter 2005	$21.11	$17.30
Third Quarter 2005	24.94	17.70
Second Quarter 2005	21.74	16.51
First Quarter 2005	24.38	18.25

Fourth Quarter 2004	21.90	14.50
Third Quarter 2004	16.82	12.95
      As of February 28, 2006, there were 89 holders of record of our outstanding common stock.
      We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the credit agreement governing our senior credit facility.
      We did not repurchase any of our common stock during the fourth quarter of 2005.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial data regarding our business and certain industry information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$754,481	$380,445	$287,579	$298,678	$271,226
Cost of revenues	620,031	309,696	237,884	249,181	229,593

Gross profit	134,450	70,749	49,695	49,497	41,633
Selling, general and administrative expenses	44,564	28,985	24,281	23,952	21,767
Noncash stock option compensation expense	—	10,125	—	—	—
Amortization expense	358	107	185	122	3,822
Restructuring charges	—	—	—	—	449

Operating income	89,528	31,532	25,229	25,423	15,595
(Gain) loss on foreign currency forward contracts and other	(3,741)	(1,247)	3,230	1,098	(2,347)
Interest expense	13,195	7,244	9,796	12,940	14,885
Loss on early extinguishment of debt	1,525	1,605	2,972	—	—

Income before income taxes and cumulative effect of accounting change	78,549	23,930	9,231	11,385	3,057
Provision for income taxes	29,138	6,481	5,267	5,235	5,072

Income (loss) before cumulative effect of change in accounting principle	49,411	17,449	3,964	6,150	(2,015)
Cumulative effect of change in accounting principle	—	—	—	(51,630)	—

Net income (loss)	$49,411	$17,449	$3,964	$(45,480)	$(2,015)

Earnings (loss) per share(1):
Basic	$2.54	$1.13	$0.29	$(3.29)	$(0.15)
Diluted	2.51	1.12	0.29	(3.26)	(0.15)
Weighted average common shares outstanding:
Basic	19,440	15,429	13,779	13,827	13,893
Diluted	19,697	15,623	13,883	13,931	13,893
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$119,104	$41,727	$28,216	$8,809	$10,908
Total assets	543,883	225,638	210,495	204,217	263,754
Total liabilities, excluding debt	150,797	60,667	48,215	49,990	50,650
Total debt	191,009	53,925	127,474	127,202	140,191
Total stockholders’ investment	202,077	111,046	34,806	27,025	72,913
Other Data:
EBITDA(2)	$101,592	$39,099	$33,335	$34,105	$28,428

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Net cash provided by (used in):
Operating activities	$44,156	$34,177	$10,442	$18,172	$12,408
Investing activities	(188,569)	(8,907)	(5,967)	(4,937)	7,749
Financing activities	188,547	(28,427)	(2,761)	(14,825)	(24,792)
Depreciation and amortization	12,064	7,567	8,106	8,682	12,833
Capital expenditures, net	20,669	8,907	5,967	4,937	4,898
North American Heavy-duty (Class 8) truck production (units)(3)	341,000	269,000	182,000	181,000	146,000

(1)	Earnings (loss) per share has been calculated giving effect to the reclassification of our outstanding classes of common stock into one class of common stock and, in connection therewith, a 38.991-to-one stock split.

(2)	“EBITDA” represents earnings before interest expense, income taxes and depreciation and amortization, noncash gain (loss) on forward exchange contracts, loss on early extinguishment of debt and an impairment charge associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by accounting principles generally accepted in the United States of America (US GAAP). We present EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding our operating results. We rely on EBITDA primarily as an operating performance measure in order to review and assess our company and our management team. For example, our management incentive plan is based upon the company achieving minimum EBITDA targets for a given year. We also review EBITDA to compare our current operating results with corresponding periods and with other companies in our industry. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or taxes, which do not directly affect our operating performance. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under US GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our US GAAP results and using EBITDA only supplementally. See the Consolidated

Statements of Cash Flows in our consolidated financial statements in Item 15 of this Annual Report on Form 10-K. The following is a reconciliation of EBITDA to net income (loss):

	Years Ended December 31,

	2005	2004	2003	2002	2001

EBITDA	$101,592	$39,099	$33,335	$34,105	$28,428
Add (subtract):
Depreciation and amortization	(12,064)	(7,567)	(8,106)	(8,682)	(12,833)
Noncash gain (loss) on forward exchange contracts	3,741	1,247	(3,230)	(1,098)	2,347
Interest expense	(13,195)	(7,244)	(9,796)	(12,940)	(14,885)
Loss on early extinguishment of debt	(1,525)	(1,605)	(2,972)	—	—
(Provision) for income taxes	(29,138)	(6,481)	(5,267)	(5,235)	(5,072)
Cumulative effect of change in accounting principle	—	—	—	(51,630)	—

Net income (loss)	$49,411	$17,449	$3,964	$(45,480)	$(2,015)

(3)	Source: Americas Commercial Transportation Research Co. LLC and ACT Publications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis in conjunction with the information set forth under “Item 6 — Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 15 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A — Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Company Overview
      We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the Heavy-duty (Class 8) truck market, the construction and agriculture market and the specialty and military transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end-user, the driver. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicles.
      We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in most of our major markets and that we are the only supplier in the North American commercial vehicle market that can offer complete cab systems including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by virtually every major North American commercial vehicle OEM, which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.
      Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an over supply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved in 2005 due to a variety of factors, including broad economic recovery in North America, the need to replace aging truck fleets as a result of under-investment and increasing freight volumes.
      In 2005, approximately 62% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2005 was primarily derived from sales to OEMs in the global construction market, the aftermarket, OEM service organizations and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand increases for higher content vehicles, our revenues and gross profit will be positively impacted.
      Along with North America, we have operations in Europe, Australia, Mexico and China. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we are unable to match revenues received in such currencies with costs incurred in such currencies. Strengthening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $1 million decrease in our revenues in 2005 as compared to 2004 and an approximate $11 million increase in 2004 as compared to 2003. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2005 as compared to 2004 and 2004 compared to 2003.
      In response to the downturn in the commercial vehicle market from 2000 to 2003, we implemented a number of operating initiatives to improve our overall cost structure and operating efficiencies. These include, but are not limited to, the following:

•	eliminating excess production capacity through the closure and consolidation of four manufacturing facilities, two design centers and two assembly facilities;

•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives throughout many of our U.S. manufacturing facilities to improve operating efficiency and product quality;

•	reducing headcount for both salaried and hourly employees; and

•	improving our design capabilities and new product development efforts to focus on higher margin product enhancements.
      We continuously seek ways to lower costs, improve manufacturing efficiencies and increase product throughput and intend to apply this philosophy to those operations recently acquired through the Mayflower, Monona and Cabarrus acquisitions. We believe our ongoing cost saving initiatives and the establishment of our sourcing efforts in China will enable us to continue to lower manufacturing costs.
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

Recent Acquisitions
      On February 7, 2005, we acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations for $107.5 million, and Mayflower became a wholly owned subsidiary of CVG. The Mayflower acquisition was funded through an increase and amendment to our senior credit facility. Mayflower is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector in North America. Mayflower serves the North American commercial vehicle sector from three manufacturing locations, Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina, supplying three major product lines: cab frames and assemblies, sleeper boxes and other structural components. Through the Mayflower acquisition, we believe we are the only supplier worldwide to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure. The acquisition gives us a leading position in North American cab structures and complete cab assemblies, as well as full service cab and sleeper engineering and development capabilities. Moreover, the Mayflower acquisition broadens our revenue base at International, Volvo/ Mack, Freightliner, PACCAR and Caterpillar and enhances our cross-selling opportunities. We anticipate that in addition to new opportunities, the Mayflower acquisition will provide significant cost saving opportunities. As we have complementary customers with Mayflower, this will also balance revenue distribution and strengthen customer relationships. For the year ended December 31, 2004, Mayflower recorded revenues of approximately $206.5 million and operating income of approximately $21.6 million. The operating results of Mayflower have been included in our 2005 consolidated financial statements since the date of acquisition.
      On June 3, 2005, we acquired all of the stock of Monona Corporation, the parent of Monona Wire Corporation, for $55.0 million, and Monona became a wholly owned subsidiary of CVG. The Monona acquisition was funded through an increase and amendment to our senior credit facility. Monona is a leading manufacturer of complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. It also produces panel assemblies for commercial equipment markets and cab frame assemblies for Caterpillar. Monona’s wire harness assemblies are critical, complex products that are the primary electrical current carrying devices within vehicle systems. Monona offers over approximately 4,500 different wire harness assemblies for its customers, which include leading OEMs such as Caterpillar, Deere & Co. and Oshkosh Truck. Monona operates from primary manufacturing operations in the U.S. and Mexico and we believe it is cost competitive on a global basis. The Monona acquisition will enhance our ability to offer comprehensive cab systems to our customers, expands our electronic assembly capabilities, adds Mexico manufacturing capabilities and offers significant cross-selling opportunities over a more diversified base of customers. For the fiscal year ended January 31, 2005, Monona recorded revenues of approximately $85.5 million and operating income of approximately $9.6 million. The operating results of Monona have been included in our 2005 consolidated financial statements since the date of acquisition.
      On August 8, 2005, we acquired all of the stock of Cabarrus Plastics, Inc. for $12.1 million, and Cabarrus became an indirect wholly owned subsidiary of CVG. Cabarrus is a manufacturer of custom injection molded products primarily for the recreational vehicle market. For the year ended December 31, 2004, Cabarrus recorded revenues of approximately $14.2 million and operating income of approximately $0.9 million. The Cabarrus acquisition was financed with cash on hand. The operating results of Cabarrus have been included in our 2005 consolidated financial statements since the date of acquisition.
Restructuring and Reorganization Activities
      During 2005, we completed our restructuring and reorganization activities pursuant to those initiated in 2000. (See Note 6 to our consolidated financial statements in Item 15 in this Annual Report on Form 10-K.)
      During 2005, we recorded a $2.0 million restructuring charge as part of our integration efforts relating to the Monona acquisition. (See Note 6 to our consolidated financial statements in Item 15 in this Annual Report on Form 10-K.)

Critical Accounting Policies and Estimates
      Our consolidated financial statements are prepared in conformity with US GAAP. For a comprehensive discussion of our accounting policies, see Note 2 to our consolidated financial statements in Item 15 in this Annual Report on Form 10-K.
      The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments, particularly relating to revenue recognition and sales commitments, benefit or provision for income taxes, restructuring and impairment charges and litigation and contingencies may have a material impact on our financial statements, and are discussed in detail throughout our analysis of the results of operations as discussed below.
      In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, defined benefit pension plan assumptions and goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. See Item 1A Risk Factors for additional information regarding risk factors that may impact our estimates.
      We apply the following critical accounting polices in the preparation of our consolidated financial statements.
      Revenue Recognition and Sales Commitments. We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, and other authoritative accounting literature. In the case of any arrangements which require significant production, modification or customization to our products, the Company follows the guidance in the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby we would apply percentage of completion or completed contract accounting methods, as appropriate. These pronouncements generally require that we recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectibility is reasonable assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts.
      Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The recorded amount of such losses was approximately $0.1 million, $0.6 million and $1.5 million at December 31, 2005, 2004 and 2003, respectively.
      Warranties. We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty provisions was approximately $7.1 million, $2.4 million and $2.4 million at December 31, 2005, 2004 and 2003, respectively. The increase in estimate for 2005 is primarily the result of the Mayflower, Monona and Cabarrus acquisitions.
      Valuation of Goodwill and Intangible Assets. Intangible assets include, but are not limited to, trademarks, tradenames and customer relationships. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.
      We complete step one of the goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our reporting units. Under the valuation techniques and approach applied by us in our SFAS No. 142 analysis, a change in certain key assumptions applied, such as the discount rate, projected future cash flows and mix of cash flows by geographic region could significantly impact the results of our assessment. The estimates we used are based upon reasonable and supportable assumptions and consider all available evidence. However, there is inherent uncertainty in estimating future cash flows and termination values. Based upon the Company’s impairment assessments performed during 2005, 2004 and 2003, no new and/or additional impairment of goodwill has been determined to have occurred.
      Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003, we had recorded a valuation allowance of $3.8 million. As of December 31, 2004, we determined that we no longer require a valuation allowance due to the likelihood of recovery in future periods. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2005 was $3.8 million.
      UK Defined Benefit/ Contribution Plan. We sponsor a defined benefit/contribution pension plan that covers certain of our hourly and salaried employees at our United Kingdom operations. Our policy is to make annual contributions to this plan to fund the normal cost as required by local regulations. In calculating obligation and expense, we are required to make certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. We have historically used December 31 as our annual measurement date. For 2005, we assumed a discount rate of 5.0% to determine our benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate would have increased our expense by approximately $0.9 million and our benefit obligation by approximately $8.2 million.
      We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income investments and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase), a one percentage point decrease in the expected long-term rate of return on plan assets would have increased our expense by $0.3 million. We expect to contribute approximately $1.6 million to our pension plans in 2006.
      We employ a total return investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At December 31, 2005, our pension assets were comprised of 62% equity securities, 19% debt securities and 19% other investments.
      Mayflower Defined Benefit Pension Plans and Postretirement Benefits. As part of the Mayflower acquisition, we also sponsor three defined benefit plans and two postretirement benefit plans that cover certain hourly and salaried Mayflower employees. Our policy is to make annual contributions to the defined benefit plans to fund the normal cost as required by federal regulations. In calculating the obligations and expenses for the plans, we are required to make certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets, rates of increase in compensation, and rate of increase in the per capita cost of covered health care benefits. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. We have elected to use October 1 as the annual measurement date. For 2005, Mayflower assumed a discount rate of 5.5% for the defined benefit pension plans and postretirement benefit plans to determine the benefit obligation. Holding other variables constant for our defined benefit pension plans (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate would have increased our expense by approximately $0.5 million and our benefit obligation by approximately $5.0 million.
      We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income investments and considering current market factors such as inflation and interest rates. Holding other variables constant for the Mayflower defined benefit pension plans (such as discount rate and rate of compensation increase), a one percentage point decrease in the expected rate of return on plan assets would have increased our expense by approximately $0.2 million. We expect to contribute approximately $0.7 million to the Mayflower pension plans in 2006.
      We employ a total return investment approach in managing the Mayflower pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At December 31, 2005, the Mayflower pension assets were comprised of 56% in equity securities, 41% in debt securities and 3% other investments.
      During 2005, we elected to freeze the pension plan for Mayflower salaried employees. This action was undertaken by us in an effort to minimize future liabilities and as part of the integration process.
      During 2005, we also elected to terminate the Mayflower medical and dental postretirement plan. This action was undertaken by us in an effort to minimize future liabilities and as part of the integration process. As a result of this action, we recorded a curtailment gain of approximately $3.1 million which is included in the consolidated financial statements of operations for the year ending December 31, 2005.
      National Seating Postretirement Benefits. We sponsor a postretirement benefit plan that covers certain former National Seating employees. The cost associated with this plan did not have a material impact on our continuing operations during 2005.
      While any negative impact of these Critical Accounting Policies and Estimates would generally result in noncash charges to earnings, the severity of any charge and its impact on stockholders’ investment could adversely affect our borrowing agreements, cost of capital and ability to raise external capital. Our senior management has reviewed these Critical Accounting Policies and Estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosure in this management discussion and analysis.
Recent Accounting Pronouncements
      See Note 2 to our consolidated financial statements in Item 15 in this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements or accounting standards to be adopted in the future.

Basis of Presentation
      Onex, Hidden Creek and certain other investors acquired Trim Systems in 1997 and each of Commercial Vehicle Systems (CVS) and National/ KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of CVS and National/ KAB Seating were formally combined under a single holding company, now known as Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting. Our results of operations include the results of Mayflower, Monona and Cabarrus since the date of their respective acquisitions.
Results of Operations
      The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	82.2	81.4	82.7

Gross profit	17.8	18.6	17.3
Selling, general and administrative expenses	5.9	7.6	8.4
Noncash option charge	0.0	2.7	0.0
Amortization expense	0.0	0.0	0.1

Operating income	11.9	8.3	8.8
Other (income) expense	(0.5)	(0.3)	1.1
Interest expense	1.7	1.9	3.4
Loss on early extinguishment of debt	0.2	0.4	1.0

Income before income taxes	10.5	6.3	3.3
Provision for income taxes	3.9	1.7	1.9

Net income	6.6%	4.6%	1.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Revenues. Revenues increased $374.1 million, or 98.3%, to $754.5 million for the year ended December 31, 2005 from $380.4 million for the year ended December 31, 2004. We believe this increase resulted primarily from:

•	acquisition related revenue of approximately $315 million;

•	a 27% increase in North American Heavy-duty (Class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulted in approximately $49 million of increased revenues;

•	an increase in production levels, fluctuations in content and net new business awards for our European, Australian and Asian markets of approximately $11 million;

•	unfavorable foreign exchange fluctuations of approximately $1 million.
      Gross Profit. Gross profit increased $63.7 million, or 90%, to $134.5 million for the year ended December 31, 2005 from $70.8 million for the year ended December 31, 2004. As a percentage of revenues, gross profit decreased to 17.8% for the year ended December 31, 2005 from 18.6% for the year ended December 31, 2004. We believe this decrease resulted primarily from the acquisitions of Mayflower,

Monona and Cabarrus, which experienced lower margins than those we achieved in the prior year. We continued to seek material cost reductions, labor efficiencies and general operating cost reductions to generate additional profits and to offset incremental costs of raw materials and petroleum related products and services experienced during the year ended December 31, 2005. We expect to achieve synergies with respect to the acquisitions via material cost savings and cross-selling initiatives.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.6 million, or 53.7%, to $44.6 million for the year ended December 31, 2005 from $29.0 million for the year ended December 31, 2004. We believe this increase resulted principally from the acquisitions of Mayflower, Monona and Cabarrus during the year as well as increases in wages and the cost of additional resources to accommodate product innovation and growth in the commercial vehicle sector as well as cost associated with being a public company.
      Noncash Stock Option Compensation Expense. To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options to purchase an aggregate of 910,869 shares of our common stock to 16 members of our management team in May 2004. The exercise price for such options is $5.54 per share. As modified, such options have a ten-year term with 100% of such options being currently exercisable. We incurred a noncash compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This noncash compensation charge equaled the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.
      Amortization Expense. Amortization expense increased to approximately $358,000 for the year ended December 31, 2005 from approximately $107,000 for the year ended December 31, 2004. This increase was primarily the result of the increase in deferred financing costs from the prior year period, due to fees related to the issuance of our 8.0% senior notes due 2013 during the year.
      Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts on our balance sheet, with the offsetting noncash gain or loss recorded in our statement of operations. The $3.7 million gain for the year ended December 31, 2005 and the $1.2 million gain for the year ended December 31, 2004 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
      Interest Expense. Interest expense increased $6.0 million, or 83.3%, to $13.2 million for the year ended December 31, 2005 from $7.2 million for the year ended December 31, 2004. This increase was primarily the result of an increase in total debt due to the acquisitions made during the year.
      Loss on Early Extinguishment of Debt. As part of our August 2004 initial public offering, we wrote off capitalized debt financing costs which approximated $1.6 million. As part of our 2005 issuance of 8.0% senior notes due 2013 and amendment of our existing credit agreement, we wrote off approximately $1.5 million of deferred fees.
      Provision for Income Taxes. Our effective tax rate during the year ended December 31, 2005 was 37.1% compared to 27.1% for 2004. Provision for income taxes increased $22.6 million to $29.1 million for the year ended December 31, 2005, compared to an income tax provision of $6.5 million for the year ended December 31, 2004. The increase in effective rate year over year can be primarily attributed to the reversal of the existing valuation allowance in 2004 after consideration of the future profitability of the company.
      Net Income. Net income increased $31.9 million to $49.4 million for the year ended December 31, 2005, compared to $17.5 million for the year ended December 31, 2004, primarily as a result of the factors discussed above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues. Revenues increased $92.9 million, or 32.3%, to $380.4 million for the year ended December 31, 2004 from $287.6 million for the year ended December 31, 2003. We believe this increase resulted primarily from:

•	a 48% increase in North American Heavy-duty (Class 8) truck production, fluctuations in content and production levels for our other North American end markets as well as net new business awards resulted in approximately $72 million;

•	an increase in production levels, fluctuations in content and net new business awards for our European, Australian and Asian markets of approximately $10 million;

•	favorable foreign exchange fluctuations of approximately $11 million.
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
      Noncash Stock Option Compensation Expense. To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options to purchase an aggregate of 910,869 shares of our common stock to 16 members of our management team in May 2004. The exercise price for such options is $5.54 per share. As modified, such options have a ten-year term with 100% of such options being currently exercisable. We incurred a noncash compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This noncash compensation charge equaled the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.
      Amortization Expense. Amortization expense decreased 42.2%, to $107,000 for the year ended December 31, 2004 from $185,000 for the year ended December 31, 2003. This reduction was primarily the result of the decrease in deferred financing costs from the prior year period.
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
      Loss on Early Extinguishment of Debt. As part of our August 2004 initial public offering, we wrote-off capitalized debt financing costs which approximated $1.6 million. As part of the combination of CVS and National/ KAB Seating during March 2003, we wrote-off capitalized debt financing costs as well as certain costs incurred in connection with a credit agreement amendment. Total capitalized costs written-off and amendment costs expensed during the twelve months ended December 31, 2003 approximated $3.0 million.
      Provision for Income Taxes. Our effective tax rate during the year ended December 31, 2004 was 27.1% compared to 57.1% for 2003. Provision for income taxes increased $1.2 million to $6.5 million for the year ended December 31, 2004, compared to an income tax provision of $5.3 million for the year ended December 31, 2003. The decrease in effective rate is due to the reversal of the existing valuation allowance after consideration of the future profitability of the company.
      Net Income. Net income increased $13.5 million to $17.4 million for the year ended December 31, 2004, compared to $4.0 million for the year ended December 31, 2003, primarily as a result of the factors discussed above.
Liquidity and Capital Resources

Cash Flows
      For the year ended December 31, 2005, cash provided by operations was $44.2 million compared to $34.2 million in the year ended December 31, 2004, primarily as a result of the increase in operating earnings and the Mayflower, Monona and Cabarrus acquisitions. Cash provided by operations during the year ended December 31, 2003 was $10.4 million.
      Net cash used in investing activities was $188.6 million for the year ended December 31, 2005 compared to $8.9 million in the year ended December 31, 2004 and $6.0 million in the year ended December 31, 2003. The amounts used in the year ended December 31, 2005 reflect both capital expenditure purchases and the Mayflower, Monona and Cabarrus acquisitions. During 2004 and 2003, all net cash used in investing activities was for capital expenditures, primarily for equipment and tooling purchases related to new or replacement programs and current equipment upgrades.
      Net cash provided by financing activities totaled $188.5 million for the year ended December 31, 2005, compared to net cash used of $28.4 million in the year ended December 31, 2004 and $2.8 million in the year ended December 31, 2003. The net cash from financing activities in the year ended December 31, 2005 was principally related to additional borrowings related to the acquisitions of Mayflower and Monona, the use of cash on hand for the acquisition of Cabarrus, the amendments to our senior credit facility and issuance of common stock. The net cash used during the years ended December 31, 2004 and 2003 was principally related to repayments of outstanding borrowings under our senior credit facility, net of common stock issuance in 2004.

Debt and Credit Facilities
      As of December 31, 2005, we had an aggregate of $191.0 million of outstanding indebtedness excluding $1.5 million of outstanding letters of credit under various financing arrangements. We were in compliance with all of our respective financial covenants under our debt and senior credit facility as of December 31, 2005. The indebtedness consisted of the following:

•	$3.4 million under our revolving credit facility, $37.1 million under our term loan facility and $0.4 million of capital lease obligations. The weighted average rate on these borrowings, for the year ended December 31, 2005, ranged from approximately 6.6% with respect to the revolving borrowings to approximately 6.3% for the term loan borrowings and;

•	$150 million of 8.0% senior notes due 2013.
      In August 2004, in connection with our initial public offering, we entered into the senior credit facility, consisting of a $65.0 million term loan and a $40.0 million revolving line of credit. We used borrowings under the term loan, together with proceeds of the offering to repay all of our existing borrowings under our then-existing senior credit facility and to repay all of our then existing subordinated indebtedness.
      In February 2005, in connection with the Mayflower acquisition, we amended our senior credit facility to increase the revolving credit facility from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million. We used borrowings of approximately $106.4 million under our amended senior credit facility to fund substantially all of the purchase price for the Mayflower acquisition.
      On June 3, 2005, in connection with the Monona acquisition, we amended our senior credit facility to increase the revolving credit facility from $75.0 million to $100.0 million. In addition, the amendment increased certain baskets in the lien, investments and asset disposition covenants to reflect our increased size as a result of the Mayflower and Monona acquisitions. We used revolving credit borrowings of approximately $58.0 million under our amended senior credit facility to fund substantially all of the purchase price for the Monona acquisition.
      On July 6, 2005, we completed a secondary equity offering and the offering of the 8.0% senior notes due 2013. We used the net proceeds of these offerings of approximately $190.8 million primarily to repay a portion of the borrowings under our senior credit facility. In connection with the offering of the 8.0% senior notes due 2013, we entered into an additional amendment to our senior credit facility which provides for, among other things, the incurrence of debt in connection with the offering of the 8.0% senior notes due 2013 and the application of the net proceeds therefrom.
      On December 30, 2005, we entered into an additional amendment to our senior credit facility to increase our annual capital expenditure limit from $25.0 million per year to $40.0 million per year.
      The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Based on the provisions of the AICPA’s Emerging Issues Task Force (EITF) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $6.0 million third party fees relating to the credit agreement and 8.0% senior notes due 2013 were capitalized at December 31, 2005 and are being amortized over the life of the senior credit facility.
      Under the terms of our senior credit facility, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $100.0 million. Borrowings under the senior credit facility bear interest at a floating rate which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit facility contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum
Total Leverage
Quarter(s) Ending	Ratio

12/31/05 through 9/30/06	2.75 to 1.00
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
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
      The 8.0% senior notes due 2013 are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes due 2013 are guaranteed by all of our domestic subsidiaries.
      The indenture governing the 8.0% senior notes due 2013 contain covenants that limit, among other things, additional indebtedness, issuance of preferred stock, dividends, repurchases of capital stock or subordinated indebtedness, investments, liens, restrictions on the ability of our subsidiaries to pay dividends to us, sales of assets, sale/leaseback transactions, mergers and transactions with affiliates. Upon a change of control, each holder shall have the right to require that we purchase such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The indenture governing the 8.0% senior notes due 2013 also contains customary events of default.
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
      We believe that cash flow from operating activities together with available borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. Capital expenditures for 2006 are expected to be approximately $24.0 million.
Contractual Obligations and Commercial Commitments
      The following tables reflect our contractual obligations as of December 31, 2005:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Long-term debt obligations	$190,598	$5,309	$13,774	$21,515	$150,000
Estimated interest payments	46,925	14,420	13,813	12,690	6,002
Operating lease obligations	26,715	5,822	8,221	5,456	7,216
Pension & post retirement funding	33,626	2,032	4,621	5,893	21,081

Total	$297,864	$27,583	$40,429	$45,554	$184,299

      Since December 31, 2005, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
      In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist principally of facility closure and consolidation costs, forward contracts, loss contracts and other items. We also enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.
      As of December 31, 2005, we were not party to significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
      We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of

December 31, 2005, we had outstanding letters of credit of $1.5 million. We do not believe that these letters of credit will be required to be drawn.
      We currently have no non-consolidated special purpose entity arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
      We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do enter into financial instruments, from time to time, to manage and reduce the impact of changes in foreign currency exchange rates and interest rates and to hedge a portion of future anticipated currency transactions. The counterparties are primarily major financial institutions.
      We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Approximately $40.6 million and $53.9 million of our debt was variable rate debt at December 31, 2005 and 2004, respectively. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.4 million and $0.5 million, respectively. The impact on the fair market value of our debt at December 31, 2005 and 2004 would have been insignificant.

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
      Outstanding foreign currency forward exchange contracts at December 31, 2005 are more fully described in the notes to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K. The fair value of these contracts at December 31, 2005 and 2004 amounted to a net asset of $4.3 million and $0.5 million, respectively, which is reflected in other assets in our consolidated December 31, 2005 balance sheet. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our statement of operations. We may designate future forward exchange contracts as cash flow hedges.
      Our primary exposures to foreign currency exchange fluctuations are pound sterling/ Eurodollar and pound sterling/ Japanese yen. At December 31, 2005, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

Foreign Currency Transactions
      A portion of our revenues during the year ended December 31, 2005 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are principally measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
      A portion of our assets at December 31, 2005 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Effects of Inflation
      Inflation potentially affects us in two principal ways. First, a portion of our debt is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, however, inflation has not been a significant factor.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn Mervin Dunn Chief Executive Officer	/s/ Chad M. Utrup Chad M. Utrup Chief Financial Officer

March 10, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the COSO Framework.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 10, 2006

Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant

A.	Directors of the Registrant
      The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled “Election of Directors” which appears in our 2006 Proxy Statement.

B.	Executive Officers
      The following table sets forth certain information with respect to our current directors and executive officers as of December 31, 2005:

Name	Age	Principal Position(s)

Scott D. Rued	49	Chairman and Director
Mervin Dunn	52	President, Chief Executive Officer and Director
Chad M. Utrup	33	Chief Financial Officer
Gerald L. Armstrong	44	President — CVG Americas
W. Gordon Boyd	58	President — CVG International
James F. Williams	59	Vice President of Human Resources
Scott C. Arves	49	Director
David R. Bovee	56	Director
Robert C. Griffin	57	Director
S.A. Johnson	65	Director
Richard A. Snell	64	Director
      The following biographies describe the business experience of our directors and executive officers.
      Scott D. Rued has served as a Director since February 2001 and Chairman since April 2002. Since September 2003, Mr. Rued has served as a Managing Partner of Thayer Capital Partners (“Thayer”). Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“Hidden Creek”) from May 2000 to August 2003. From January 1994 through April 2000, Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek.
      Mervin Dunn has served as our President and Chief Executive Officer since June 2002, and prior thereto served as the President of Trim Systems, commencing upon his joining us in October 1999. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. From 1988 to 1998, Mr. Dunn served in a number of key leadership roles at Arvin Industries, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. From 1985 to 1988, Mr. Dunn held several key management positions in engineering and quality assurance at Johnson Controls Automotive Group, an automotive trim company, including Division Quality Manager. From 1980 to 1985, Mr. Dunn served in a number of management positions for engineering and quality departments of Hyster Corporation, a manufacturer of heavy lift trucks.

      Chad M. Utrup has served as the Chief Financial Officer since January 2003, and prior thereto served as the Vice President of Finance at Trim Systems since 2000. Prior to joining us in February 1998, Mr. Utrup served as a project management group member at Electronic Data Systems. While with Electronic Data Systems, Mr. Utrup’s responsibilities included financial support and implementing cost recovery and efficiency programs at various Delphi Automotive Systems support locations.
      Gerald L. Armstrong has served as the President — CVG Americas since April 2004. From July 2002 to April 2004, Mr. Armstrong served as Vice President and General Manager of National Seating and KAB North America. Prior to joining us, Mr. Armstrong served from 1995 to 2000 and from 2000 to July 2002 as Vice President and General Manager, respectively, of Gabriel Ride Control Products, a manufacturer of shock absorbers and related ride control products for the automotive and light truck markets, and a wholly owned subsidiary of ArvinMeritor Inc. Mr. Armstrong began his service with ArvinMeritor Inc., a manufacturer of automotive and commercial vehicle components, modules and systems in 1987, and served in various positions of increasing responsibility within its light vehicle original equipment and aftermarket divisions before starting at Gabriel Ride Control Products. Prior to 1987, Mr. Armstrong held various positions of increasing responsibility including Quality Engineer and Senior Quality Supervisor and Quality Manager with Schlumberger Industries and Hyster Corporation.
      W. Gordon Boyd has served as President — CVG International since June 2005 and prior thereto served as our President — Mayflower Vehicle Systems from the time we completed the acquisition of Mayflower in February 2005. Mr. Boyd joined Mayflower Vehicle Systems U.K. as Manufacturing Director in 1993. In 2002, Mr. Boyd became President and Chief Executive Officer of MVS, Inc.
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
      Scott C. Arves has served as a Director since July 2005. Mr. Arves has served since 1979 in positions of increasing responsibility with Schneider National, Inc., a provider of transportation, logistics and related services, including most recently as its President of Transportation since May 2000.
      David R. Bovee has served as a Director since October 2004. Mr. Bovee served as Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. (“Dura”) from January 2001 to March 2005 and from November 1990 to May 1997. From May 1997 until January 2001, Mr. Bovee served as Vice President of Business Development for Dura. Mr. Bovee also served as Dura’s Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes Manufacturing Company in its Automotive Group from 1987 to 1990.
      Robert C. Griffin has served as a Director since July 2005. Mr. Griffin has held numerous positions of responsibility in the financial sector, including Head of Investment Banking, Americas for Barclay’s Capital from 2000 to 2002, and prior to that as the Global Head of Financial Sponsor Coverage for Bank of America Securities from 1998 to 2002 and Group Executive Vice President of Bank of America from 1997 to 1998. Mr. Griffin also currently serves as a Director of Builders FirstSource, Inc.
      Sankey A. (“Tony”) Johnson has served as a Director since September 2000. Mr. Johnson served as the Chairman of Hidden Creek from May 2001 to May 2004 and from 1989 to May 2001 was its Chief Executive Officer and President. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson also currently serves as Chairman and a Director of Tower Automotive, Inc. and Cooper-Standard Automotive, Inc.
      Richard A. Snell has served as a Director since August 2004. Mr. Snell has served as Chairman and Chief Executive Officer of Qualitor, Inc. since May 2005 and as an Operating Partner at Thayer Capital Partners since 2003. Prior to joining Thayer, Mr. Snell was a consultant from 2000 to 2003 and prior thereto, served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, from 1996 to 2000. In October 2001, when Mr. Snell was no longer affiliated with that company, Federal Mogul Corporation filed a voluntary petition for reorganization under the federal bankruptcy laws. Prior to joining Federal Mogul Corporation, Mr. Snell served as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer. Mr. Snell also currently serves as a Director of Schneider National, Inc.
      There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance
      The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” which appears in CVG’s 2006 Proxy Statement.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated herein by reference to the sections labeled “Director Compensation” and “Executive Compensation and Other Matters” which appear in CVG’s 2006 Proxy Statement excluding information under the headings “Report of the Compensation Committee on Executive Compensation” and “Performance Graph.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2005:

	Number of		Number of
	Securities to be	Weighted-	Securities
	Issued upon	average Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future Issuance
	Options,	Options,	Under Equity
	Warrants and	Warrants and	Compensation
	Rights(1)	Rights	Plans

Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan
Stock Options	569,784	$15.84	(3)
Restricted Stock(2)	167,300	—	(3)
Management Stock Option Plan	619,892	$5.54	—
Equity compensation plans not approved by stockholders	—	—	—

Total	1,356,976	$10.47	262,916

(1)	In connection with our merger with Trim Systems, Inc., options to purchase shares of Trim Systems, Inc.’s common stock were converted into options to purchase shares of our common stock. Of these, options to purchase an aggregate of 28,951 shares at a weighted-average exercise price of $9.43 per share were outstanding at December 31, 2005. These options are not included in the table.

(2)	167,300 shares of restricted stock were issued under our Amended and Restated Equity Incentive Plan. These shares of restricted stock vest in three equal annual installments commencing on October 20, 2006.

(3)	262,916 shares are available for future issuance under our Amended and Restated Equity Incentive Plan.
      The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Employee Benefit Plans,” which appear in CVG’s 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” which appears in CVG’s 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated herein by reference to the section labeled “Principal Accountant Fees and Services” which appears in CVG’s 2006 Proxy Statement.

PART IV

Item 15.	Consolidated Financial Statements, Financial Statement Schedule and Exhibits
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Documents Filed as Part of this Annual Report on Form 10-K

(b)	Exhibits: See “Exhibit Index”
      We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the Index to Exhibits.
      All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.
      We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 10, 2006

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,641	$1,396
Accounts receivable, net of reserve for doubtful accounts of $6,087 and $2,681, respectively	114,116	46,267
Inventories, net	69,053	36,936
Prepaid expenses and other current assets	4,724	6,081
Deferred income taxes	12,571	8,201

Total current assets	241,105	98,881

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	27,310	12,949
Machinery and equipment	93,912	64,205
Construction in progress	15,827	3,764
Less accumulated depreciation	(56,634)	(47,953)

Property, plant and equipment, net	80,415	32,965
GOODWILL	125,607	84,715
INTANGIBLE ASSETS, net of accumulated amortization of $450 and $125, respectively	84,577	313
DEFERRED INCOME TAXES	—	5,901
OTHER ASSETS, net	12,179	2,863

TOTAL ASSETS	$543,883	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,309	$4,884
Accounts payable	73,709	33,846
Accrued liabilities	42,983	18,424

Total current liabilities	122,001	57,154

LONG-TERM DEBT, net of current maturities	185,700	49,041
DEFERRED TAX LIABILITIES	8,802	—
OTHER LONG-TERM LIABILITIES	25,303	8,397

Total liabilities	341,806	114,592

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock $.01 par value; 30,000,000 shares authorized; 21,145,954 and 17,987,497 shares issued and outstanding, respectively	211	180
Additional paid-in capital	172,514	123,660
Retained earnings (accumulated deficit)	33,957	(15,454)
Deferred compensation	(3,262)	—
Stock subscription receivable	—	(175)
Accumulated other comprehensive (loss) income	(1,343)	2,835

Total stockholders’ investment	202,077	111,046

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$543,883	$225,638

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands, except per share data)
REVENUES	$754,481	$380,445	$287,579
COST OF REVENUES	620,031	309,696	237,884

Gross profit	134,450	70,749	49,695
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	44,564	28,985	24,281
NONCASH STOCK OPTION COMPENSATION EXPENSE	—	10,125	—
AMORTIZATION EXPENSE	358	107	185

Operating income	89,528	31,532	25,229
(GAIN) LOSS ON FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS AND OTHER	(3,741)	(1,247)	3,230
INTEREST EXPENSE	13,195	7,244	9,796
LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,525	1,605	2,972

Income before provision for income taxes	78,549	23,930	9,231
PROVISION FOR INCOME TAXES	29,138	6,481	5,267

NET INCOME	49,411	$17,449	$3,964

BASIC EARNINGS PER SHARE:	$2.54	$1.13	$0.29

DILUTED EARNINGS PER SHARE	$2.51	$1.12	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2005, 2004 and 2003

							Accumulated
					Retained		Other
	Common Stock		Stock	Additional	Earnings		Comprehensive
			Subscription	Paid-In	(Accumulated	Deferred	Income
	Shares	Amount	Receivable	Capital	Deficit)	Compensation	(Loss)	Total

	(In thousands, except per share data)
BALANCE — December 31, 2002	13,778,599	$138	$(430)	$76,803	$(46,992)	$—	$(2,494)	$27,025
Comprehensive income:
Net income	—	—	—	—	3,964	—	—	3,964
Foreign currency translation adjustment	—	—	—	—	—	—	2,819	2,819
Fair value of derivative instruments	—	—	—	—	—	—	529	529
Minimum pension liability adjustments, net of taxes	—	—	—	—	—	—	469	469

Total comprehensive income								7,781

BALANCE — December 31, 2003	13,778,599	138	(430)	76,803	(43,028)	—	1,323	34,806
Issuance of common stock	4,072,875	41	—	46,393	—	—	—	46,434
Stock subscriptions received	—	—	255	—	—	—	—	255
Exercise of stock purchase warrants in connection with initial public offering	136,023	1	—	464	—	—	—	465
Stock option compensation expense	—	—	—	—	10,125	—	—	10,125
Comprehensive income:
Net income	—	—	—	—	17,449	—	—	17,449
Foreign currency translation adjustment	—	—	—	—	—	—	2,056	2,056
Minimum pension liability adjustments, net of taxes	—	—	—	—	—	—	(544)	(544)

Total comprehensive income								18,961

BALANCE — December 31, 2004	17,987,497	180	(175)	123,660	(15,454)	—	2,835	111,046
Issuance of common stock	2,671,229	26	—	43,710	—	—	—	43,736
Issuance of common stock under stock option and equity incentive plans	319,928	3	—	1,882	—	—	—	1,885
Issuance of restricted stock	167,300	2	—	3,262	—	(3,262)	—	2
Stock subscriptions received	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	49,411	—	—	49,411
Foreign currency translation adjustment	—	—	—	—	—	—	(3,645)	(3,645)
Minimum pension liability adjustments, net of taxes	—	—	—	—	—	—	(533)	(533)

Total comprehensive income								45,233

BALANCE — December 31, 2005	21,145,954	$211	$—	$172,514	$33,957	$(3,262)	$(1,343)	$202,077

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,411	$17,449	$3,964

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,064	7,567	8,106
Noncash amortization of debt financing costs	848	522	498
Noncash stock option compensation expense	—	10,125	—
Loss on early extinguishment of debt	1,525	1,031	2,151
Deferred income tax provision	7,248	1,340	1,299
Noncash (gain) loss on forward exchange contracts	(3,793)	(1,291)	3,230
Noncash interest expense on subordinated debt	—	481	756
Change in other operating items:
Accounts receivable	(22,013)	(4,744)	(9,215)
Inventories	(11,571)	(6,243)	1,205
Prepaid expenses and other current assets	9,958	(2,360)	185
Accounts payable and accrued liabilities	10,145	11,383	(5,278)
Other assets and liabilities	(9,666)	(1,083)	3,541

Net cash provided by operating activities	44,156	34,177	10,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,957)	(8,907)	(5,967)
Payment for acquisitions, net of cash received	(170,851)	—	—
Other assets and liabilities	(1,761)	—	—

Net cash used in investing activities	(188,569)	(8,907)	(5,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	43,914	46,640	—
Proceeds from issuance of common stock under stock option and equity incentive plans	1,887	465	—
Repayment of revolving credit facility	(207,449)	(80,575)	(75,308)
Borrowings under revolving credit facility	206,778	58,092	79,335
Long-term borrowings	227,459	66,061	—
Repayments of long-term borrowings	(238,336)	(116,031)	(6,768)
Proceeds from issuance (repayment) of subordinated debt	—	(3,112)	—
Proceeds from issuance of 8.0% senior notes	150,000	—	—
Payments on capital leases	(46)	(15)	(20)
Debt issuance costs and other, net	4,340	48	—

Net cash provided by (used in) financing activities	188,547	(28,427)	(2,761)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,889)	1,067	135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,245	(2,090)	1,849
CASH AND CASH EQUIVALENTS:
Beginning of year	1,396	3,486	1,637

End of year	$40,641	$1,396	$3,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,340	$7,564	$8,533
Cash paid for income taxes, net	$24,603	$2,767	$157
Unpaid purchases of property and equipment included in accounts payable	$4,712	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.	Organization and Background
      Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. The Company has operations located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington and Wisconsin and outside of the United States in Australia, Belgium, China, Mexico, Sweden and the United Kingdom.

2.	Significant Accounting Policies
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are used for such items as allowance for doubtful accounts, inventory reserves, warranty, pension and post retirement benefit liabilities, contingent liabilities, goodwill and intangible assets impairment and depreciable lives of property and equipment. Ultimate results could differ from those estimates.
      Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.
      Inventories — The Company maintains its inventory primarily for the manufacture of goods for sale to its customers. Inventory is composed of three categories: Raw Materials, Work in Process, and Finished Goods. These categories are generally defined as follows: Raw Materials consist of materials that have been acquired and are available for the production cycle; Work in Process is composed of materials that have been moved into the production process and have some measurable amount of labor and overhead added; Finished Goods are materials with added labor and overhead that have completed the production cycle and are awaiting sale and delivery to customers.
      Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. The Company values its finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, Plant and Equipment — Property, plant and equipment are stated at cost, net of accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years
Tools and dies	5 years
Computer hardware and software	3 years
      Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes.
      The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for impairment of long-lived assets. The Company had no impairments during 2005, 2004, or 2003.
      Other Assets — Other assets principally consist of debt financing costs of approximately $6.0 million at December 31, 2005 and approximately $2.0 million at December 31, 2004, which are being amortized over the term of the related obligations.
      Goodwill and Intangible Assets — Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Intangible assets include, but are not limited to, trademarks, tradenames or customer relationships. Intangible assets (excluding goodwill) totaled $84.6 million and $0.3 million, as of December 31, 2005 and 2004, respectively. These intangible assets (excluding goodwill) were primarily comprised of trademarks or tradenames, subject to amortization up to thirty (30) years, of $9.8 million and $0.3 million, as of December 31, 2005 and 2004, respectively, and customer relationships, not subject to amortization, of $74.8 million and $0, as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, the recorded amortization expense on intangible assets of $358,000, $107,000 and $185,000, respectively. Based upon the Company’s impairment assessments performed during 2005, 2004 and 2003, no new and/or additional impairment of goodwill has been determined to have occurred.
      The change in the carrying amount of goodwill for the years ended December 31, 2005, 2004 and 2003, for the Company’s reporting units, are as follows (in thousands):

	North	All Other
	America	Countries	Total

Balance — December 31, 2003	$60,294	$22,578	$82,872
Currency translation adjustment	—	1,843	1,843

Balance — December 31, 2004	60,294	24,421	84,715
Acquisitions	43,464	—	43,464
Currency translation adjustment	—	(2,572)	(2,572)

Balance — December 31, 2005	$103,758	$21,849	$125,607

      Revenue Recognition — Product revenue is derived from sales of the Company’s various manufactured products. The Company’s revenue recognition policies are in accordance with the SEC’s Staff Accounting

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and other authoritative accounting literature. In the case of arrangements which require significant production, modification or customization of products, the Company follows the guidance in the AICPA Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby we apply percentage of completion, completed contract, or other specified accounting methods, as deemed appropriate.
      In accordance with the provisions of such authoritative accounting literature, the Company recognizes revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectibility is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.
      Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The recorded amount of such losses was approximately $0.1 million, $0.6 million and $1.5 million at December 31, 2005, 2004 and 2003, respectively. These amounts, as they relate to the years ended December 31, 2005 and 2004 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
      Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. The Company’s policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2005 and 2004 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2005	2004

Balance — Beginning of the year	$2,408	$1,999
Increase due to acquisitions	5,183	—
Additional provisions recorded	2,074	1,813
Deduction for payments made	(2,515)	(1,433)
Currency translation adjustment	(33)	29

Balance — End of year	$7,117	$2,408

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other Long-term Liabilities — Other long-term liabilities consisted of the following as of December 31 (in thousands):

	2005	2004

Pension liability (see Note 13)	$16,333	$4,662
Facility closure and consolidation costs (see Note 6)	725	423
Postretirement medical benefit plan (see Note 13)	4,288	538
Loss contracts	—	75
Other	3,957	2,699

	$25,303	$8,397

      Income Taxes — The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.
      Comprehensive Income (Loss) — The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on certain derivative instruments utilized to hedge certain of the Company’s interest rate exposures. In accordance with SFAS No. 130, the Company has chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders’ investment. The components of accumulated other comprehensive income (loss) consisted of the following as of December 31 (in thousands):

	2005	2004

Foreign currency translation adjustment	$1,583	$5,228
Minimum pension liability	(2,926)	(2,393)

	$(1,343)	$2,835

      Fair Value of Financial Instruments — At December 31, 2005, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, unless otherwise noted. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions. The Company sells products to various companies throughout the world in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Customers that accounted for a significant portion of consolidated revenues for each of the three years ended December 31 were as follows:

	2005	2004	2003

International	19%	9%	8%
PACCAR	17	28	26
Freightliner	16	17	18
Volvo/ Mack	14	6	4
Caterpillar	7	5	6
      As of December 31, 2005 and 2004, receivables from these customers represented approximately 72% and 55% of total receivables, respectively.
      Stock-Based Compensation — Pursuant to Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company applied the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.
      In accordance with APB Opinion No. 25, cost for stock-based compensation is recognized as expense over the requisite vesting period based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. However, from time to time, we have elected to modify the terms of the original grant. These modified grants have been accounted for as a new award and measured using the intrinsic value method under APB Opinion No. 25, resulting in the inclusion of compensation expense in our consolidated statement of income. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of the grant.
      The following table illustrates the effect on income and earnings per share for the years ended December 31 had we applied the fair value recognition provision of SFAS No. 123 to stock-based compensation. The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model.

	2005	2004

	(In thousands, except
	per share data)
Net income, as reported	$49,411	$17,449
(Less): Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(390)	(69)

Pro forma net income	$49,021	$17,380

Basic net earnings (loss) per share:
As reported	$2.54	$1.13
Pro forma	$2.52	$1.13
Diluted net earnings per share:
As reported	$2.51	$1.12
Pro forma	$2.49	$1.11

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma amounts shown above are not indicative of the pro forma effect in future years since the fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.
      The weighted average fair values and the assumptions used in calculating such values were as follows during each of the following fiscal years:

Stock
Option
Plans

2004

Weighted average fair value of grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
      Foreign Currency Translation — The functional currency of the Company is the local currency. Accordingly, all assets and liabilities of the Company’s foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ investment. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.
      Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of its foreign currency transaction exposures of its United Kingdom operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contract duration is typically between three months and three years. These contracts are marked-to-market and the fair value is included in assets or liabilities in the accompanying consolidated balance sheets, with the offsetting noncash gain or loss included in the accompanying consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of the Company’s open foreign exchange contracts at December 31, 2005 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value

Commitments to sell currencies:
U.S. dollar	806	$817	$807
Eurodollar	44,247	54,524	53,265
Swedish krona	10,330	1,326	1,306
Japanese yen	3,728,800	36,530	33,485
Australian dollar	5,650	4,052	4,118
      The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $4.3 million and $0.5 million is included in other assets in the consolidated balance sheet at December 31, 2005 and 2004.
      Recently Issued Accounting Pronouncements — In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R). SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, SFAS No. 123R applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. In addition, the Company will reclassify any remaining unearned compensation on non-vested share awards to additional paid in capital. The Company estimates that compensation expense related to stock options and restricted share grants for fiscal 2006 is expected to be approximately $2.1 million.
      On March 29, 2005, the SEC issued SAB No. 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Periods.” However, it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after June 1, 2005. The application of SFAS No. 154 does not affect the transition provisions of any existing pronouncements, including those that are in the transition phase as of the effective date of SFAS No. 154. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.
      In October 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R), (FSP 123(R)-2). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.
      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are evaluating this transition method in conjunction with the adoption of SFAS No. 123(R) on January 1, 2006.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations
      On February 7, 2005, the Company acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations for $107.5 million, and Mayflower became a wholly owned subsidiary of the Company. The Mayflower acquisition was funded through an increase and amendment to our senior credit facility. Mayflower is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector in North America. Mayflower serves the North American commercial vehicle sector from three manufacturing locations, Norwalk, Ohio, Shadyside, Ohio and Kings Mountain, North Carolina, supplying three major product lines: cab frames and assemblies, sleeper boxes and other structural components. For the year ended December 31, 2004, Mayflower recorded revenues of $206.5 million and operating income of $21.6 million. The operating results of Mayflower have been included in our 2005 consolidated financial statements since the date of acquisition. On a pro forma basis, had the Mayflower acquisition been included in the Company’s consolidated financial statements for the full year 2005, the Company’s revenues would have increased by approximately $24.0 million and operating income would have increased by approximately $1.7 million.
      The Mayflower acquisition was accounted for by the purchase method of accounting. Under purchase accounting, the preliminary purchase price has been allocated to the tangible and intangible assets and liabilities of Mayflower based upon their respective fair values. The preliminary purchase price and costs associated with the Mayflower acquisition exceeded the preliminary fair value of the net assets acquired by approximately $15.0 million. In connection with the allocation of the preliminary purchase price and intangible asset valuation, goodwill of $15.0 million and an intangible asset not subject to amortization of $45.9 million were recorded. The intangible asset is the customer relationship with an indefinite life. The valuation of goodwill at December 31, 2005 is as follows (in thousands):

Contract Purchase price	$107,500
Working capital and other adjustments	(4,188)

Preliminary purchase price (cash consideration)	103,312
Transaction costs and other adjustments	3,951
Net assets of Mayflower at historical cost	(92,306)

Excess of purchase price over net assets acquired	$14,957

      Under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, the preliminary purchase price as shown above was allocated to Mayflower’s tangible and intangible assets and liabilities based on their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of December 31, 2005 was as follows (in thousands):

Accounts Receivable	$34,433
Inventories	12,855
Other Current Assets	5,062
Property, Plant & Equipment, net	32,676
Goodwill and Other Intangibles	67,357
Other Long Term Assets	6,227
Current Liabilities	(38,109)
Other Long Term Liabilities	(17,189)

Net Assets Acquired	$103,312

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subsequent to the acquisition date, an independent appraisal of certain tangible and intangible assets was completed as well as the completion of other transaction adjustments resulting in changes to the preliminary purchase price allocation at the date of acquisition. As a result of these subsequent changes, Goodwill and Other Intangibles as of December 31, 2005 was approximately $67.4 million, which is comprised of approximately $6.5 million of trademarks, trade-names or copyrights acquired, to be amortized up to 30 years, Goodwill of approximately $15.0 million and intangible assets related to customer relationships not subject to amortization of approximately $45.9 million.
      On June 3, 2005, the Company acquired all of the stock of Monona Corporation, the parent of Monona Wire Corporation (Monona), for $55.0 million, and Monona became a wholly owned subsidiary of the Company. The Monona acquisition was funded through an increase and amendment to the Company’s senior credit facility. Monona is a leading manufacturer of complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. It also produces panel assemblies for commercial equipment markets and cab frame assemblies for Caterpillar. Monona’s wire harness assemblies are critical, complex products that are the primary electrical current carrying devices within vehicle systems. Monona offers approximately 4,500 different wire harness assemblies for its customers, which include leading OEMs such as Caterpillar, Deere & Co. and Oshkosh Truck. Monona operates from primary manufacturing operations in the U.S. and Mexico. For the fiscal year ended January 31, 2005, Monona recorded revenues of $85.5 million and operating income of $9.6 million. The operating results of Monona have been included in the Company’s 2005 consolidated financial statements since the date of acquisition. On a pro forma basis, had the Monona acquisition been included in the Company’s consolidated financial statements for the full year 2005, the Company’s revenues would have increased by approximately $41.9 million and operating income would have increased by approximately $6.2 million.
      The Monona acquisition was also accounted for by the purchase method of accounting. Under purchase accounting, the preliminary purchase price will be allocated to the tangible and intangible assets and liabilities of Monona based upon their respective fair values. The preliminary purchase price and costs associated with the Monona acquisition exceeded the preliminary fair value of the net assets acquired by approximately $20.9 million. In connection with the allocation of the preliminary purchase price and intangible asset valuation, goodwill of $20.9 million and an intangible asset not subject to amortization of $28.9 million were recorded. The intangible asset is the customer relationship with an indefinite life. Approximately $1.6 million of the acquired goodwill is deductible for income tax purposes. Our valuation of goodwill as of December 31, 2005 is as follows (in thousands):

Contract Purchase price	$55,000
Working capital and other adjustments	985

Preliminary purchase price (cash consideration)	55,985
Transaction costs and other adjustments	1,125
Net assets of Mayflower at historical cost	(36,189)

Excess of purchase price over net assets acquired	$20,921

      Under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, the preliminary purchase price as shown above is allocated to Monona’s tangible and intangible assets and

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities based on their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of December 31, 2005 was as follows (in thousands):

Accounts Receivable	$11,095
Inventories	8,130
Other Current Assets	1,373
Property, Plant & Equipment, net	7,542
Goodwill and Other Intangibles	53,111
Current Liabilities	(11,686)
Other Long Term Liabilities	(13,580)

Net Assets Acquired	$55,985

      Subsequent to the acquisition date, a preliminary independent appraisal of certain tangible and intangible assets has been completed as well as the completion of other transaction adjustments resulting in changes to the preliminary purchase price allocation at the date of acquisition. As a result of these subsequent changes, Goodwill and Other Intangibles as of December 31, 2005 was approximately $53.1 million, which is comprised of approximately $3.3 million of trademarks, trade-names or copyrights acquired, to be amortized up to 30 years, Goodwill of approximately $20.9 million and intangible assets related to customer relationships not subject to amortization of approximately $28.9 million.
      On August 8, 2005, the Company acquired all of the stock of Cabarrus Plastics, Inc. for $12.1 million, and Cabarrus became an indirect wholly owned subsidiary of CVG. Cabarrus is a manufacturer of custom injection molded products primarily for the recreational vehicle market. For the year ended December 31, 2004, Cabarrus recorded revenues of approximately $14.2 million and operating income of approximately $0.9 million. The Cabarrus acquisition was financed with cash on hand. The operating results of Cabarrus have been included in the Company’s 2005 consolidated financial statements since the date of acquisition. On a pro forma basis, had the Cabarrus acquisition been included in the Company’s consolidated financial statements for the full year 2005, the Company’s revenues would have increased by approximately $10.0 million and operating income would have increased by approximately $1.0 million.
      The Cabarrus acquisition was also accounted for by the purchase method of accounting. Under purchase accounting, the preliminary purchase price will be allocated to the tangible and intangible assets and liabilities of Cabarrus based upon their respective fair values. The preliminary purchase price and costs associated with the Cabarrus acquisition exceeded the preliminary fair value of the net assets acquired by approximately $7.6 million. Our valuation of goodwill as of December 31, 2005 is as follows (in thousands):

Contract Purchase price	$12,100
Working capital and other adjustments	(546)

Preliminary purchase price (cash consideration)	11,554

Transaction costs and other adjustments	223
Net assets of Mayflower at historical cost	(4,191)

Excess of purchase price over net assets acquired	$7,586

      Under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, the preliminary purchase price as shown above is allocated to Cabarrus’ tangible and intangible assets and

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities based on their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of December 31, 2005 was as follows (in thousands):

Accounts Receivable	$2,221
Inventories	1,251
Other Current Assets	90
Property, Plant & Equipment, net	2,933
Goodwill and Other Intangibles	7,586
Current Liabilities	(2,072)
Other Long Term Liabilities	(455)

Net Assets Acquired	$11,554

      The following pro forma information presents the result of operations of the Company as if the Mayflower, Monona and Cabarrus acquisitions had taken place at the beginning of each period presented below. The pro forma results are not necessarily indicative of the financial position or result of operations of the Company had the acquisitions taken place on the dates indicated. In addition, the pro forma results are not necessarily indicative of the future financial or operating results of the Company.

	2005	2004

	(Unaudited)	(Unaudited)
	(In thousands, except per
	share data)
Revenue	$830,281	$685,158
Operating Income	98,429	61,518
Net Income	53,112	27,921

Earnings Per Share:
Basic	$2.73	$1.81
Diluted	$2.70	$1.79

4.	Inventories, net
      Inventories consisted of the following as of December 31 (in thousands):

	2005	2004

Raw materials	$46,218	$30,759
Work in process	12,571	2,111
Finished goods	13,655	7,180
Less excess and obsolete	(3,391)	(3,114)

	$69,053	$36,936

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Liabilities
      Accrued liabilities consisted of the following as of December 31 (in thousands):

	2005	2004

Compensation and benefits	$17,753	$8,041
Warranty costs	7,117	2,408
Product liability	286	340
Interest	5,974	202
Income and other taxes	490	2,215
Facility closure and consolidation costs	1,605	278
Freight	312	412
Loss contracts	130	486
Other	9,316	4,042

	$42,983	$18,424

6.	Restructuring and Integration
      Restructuring — In 2000, the Company recorded a $5.6 million restructuring charge as part of its cost and efficiency initiatives, closing two manufacturing facilities, two administrative centers, and reorganizing its manufacturing and administrative functions. Approximately $1.7 million of the charge was related to employee severance and associated benefits for the 225 terminated employees, approximately $2.6 million related to lease and other contractual commitments associated with the facilities, and approximately $1.3 million of asset impairments related to the write-down of assets. All employees were terminated by 2001. The contractual commitments continued through mid-2005.
      In 2001, the Company continued its cost and efficiency initiatives and closed a third manufacturing facility. Of the total $0.4 million restructuring charge, approximately $0.1 million related to employee severance and associated benefits for 77 employees and approximately $0.3 million related to lease and other contractual commitments associated with the facility. All employees were terminated by 2002. The contractual commitments continue through 2008. As of December 31, 2005, we completed our restructuring activities as described above.
      A summary of these restructuring activities for the years ended December 31, 2005 is as follows (in thousands):

		Facility
		Exit and
		Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2003	$—	$787	$787
Usage/cash payments		(509)	(509)

Balance — December 31, 2004	—	278	278
Usage/cash payments	—	(278)	(278)

Balance — December 31, 2005	$—	$—	$—

      Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure of the Company and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At December 31, 2005, the Company had principally completed its actions under these plans, other than certain contractual commitments, which continue through 2008. Summarized below is the activity related to these actions (in thousands):

		Facility
		Exit and
		Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2003	$—	$620	$620
Usage/cash payments	—	(197)	(197)

Balance — December 31, 2004	—	423	423
Usage/cash payments	—	(106)	(106)

Balance — December 31, 2005	$—	$317	$317

      In connection with the June 8, 2005 acquisition of Monona, plans were established to realign certain operations in an effort to achieve synergies between the Company and Monona. The plan calls for the closure of its Spring Green, Wisconsin operations as well as an administrative office located in Naperville, Illinois. Purchase liabilities recorded as part of the acquisition include approximately $0.9 million related to employee severance and associated benefits for approximately 100 employees and approximately $1.1 million related to facility exit, transition and other estimated costs. These activities are expected to be substantially complete by December 31, 2006. Summarized below are the estimated activity costs related to these actions (in thousands):

		Facility
		Exit and
		Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2004	$—	$—	$—
Additional reserves	946	1,067	2,013

Balance — December 31, 2005	$946	$1,067	$2,013

7.	Debt
      Debt consisted of the following at December 31 (in thousands):

	2005	2004

Revolving credit facilities bore interest at a weighted average of 6.6% as of December 31, 2005 and 7.0% as of December 31, 2004 due 2010	$3,446	$4,566
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.3% as of December 31, 2005 and 6.5% as of December 31, 2004 due 2010	37,152	42,857
8.0% senior notes due 2013	150,000	—
Other	411	6,502

	191,009	53,925
Less current maturities	5,309	4,884

	$185,700	$49,041

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future maturities of debt as of December 31, 2005 are as follows (in thousands):

Year Ending December 31

2006	$5,309
2007	6,528
2008	7,576
2009	8,688
2010	12,908
Thereafter	150,000
      Credit Agreement — In connection with the February 7, 2005 acquisition of Mayflower, the Company amended its senior credit facility to increase the revolving credit facility from $40.0 million to $75.0 million and the term loans from $65.0 million to $145.0 million. The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. The senior credit agreement contain various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA.
      In connection with the June 3, 2005 acquisition of Monona, the Company amended its senior credit facility to increase the revolving credit facility from $75.0 million to $100.0 million. The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. In addition, the amendment increased certain baskets in the lien, investments and asset disposition covenants to reflect the Company’s increased size as a result of the Mayflower and Monona acquisitions.
      In connection with the July 2005 stock and senior notes offerings, the Company entered into additional amendments to the senior credit facility which provided for, among other things, the occurrence of these offerings. In connection with these offerings, net proceeds of approximately $190.8 million were primarily used to repay indebtedness under the senior credit facility.
      The senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. Compliance with respect to these covenants as of December 31, 2005 was achieved. Borrowings under the senior credit facility are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at December 31, 2005 the Company had outstanding letters of credit of approximately $1.5 million.
      The credit facility provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of December 31, 2005, none of the revolving credit facility borrowings and $26.6 million of the term loans were denominated in U.S. dollars and $3.4 million of the revolving credit facility borrowings and $10.6 million of the term loans were denominated in British pounds sterling.
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
      On December 30, 2005, the Company amended its credit agreement to increase its annual capital expenditure limit from $25 million per annum to $40 million per annum in connection with the Company’s growth and development strategy.

8.	Subordinated Debt
      In June 2001, Onex Corporation, the controlling stockholder of the Company, and its affiliates (“Onex”) loaned the Company $7 million pursuant to a five-year promissory note. Interest, which was deferred in 2002 and 2003 and through August 10, 2004, was prime plus 1.25%. The promissory was collateralized by all assets of the Company and its subsidiaries and was subject to an intercreditor agreement between the Company, certain of its lenders, and Onex. This loan plus accrued interest was repaid on August 10, 2004 with proceeds from the Company’s initial public offering.
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

9.	Income Taxes
      Pretax income consisted of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Domestic	$70,673	$17,996	$3,966
Foreign	7,876	5,934	5,265

Total	$78,549	$23,930	$9,231

      A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2005	2004	2003

Federal provision at statutory rate	$27,492	$8,136	$3,139
U.S. tax on foreign income	702	779	1,411
Foreign provision in excess (less) than U.S. tax rate	(242)	(20)	563
State taxes, net of federal benefit	1,625	1,087	304
Other	439	307	(150)
Valuation allowance	—	(3,808)	—
R&D tax credit	(878)	—	—

Provision for income taxes	$29,138	$6,481	$5,267

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes for the years ended December 31 is as follows (in thousands):

	2005	2004	2003

Current	$21,890	$5,141	$3,968
Deferred	7,248	1,340	1,299

Provision for income taxes	$29,138	$6,481	$5,267

      A summary of deferred income tax assets and liabilities is as follows as of December 31 (in thousands):

	2005	2004

Current deferred tax assets:
Accounts receivable	$1,690	$457
Inventories	1,913	1,731
Warranty costs	3,465	677
Foreign exchange contracts	(1,509)	439
Stock options	2,412	3,442
Accrued benefits	2,639	658
Other accruals not currently deductible for tax purposes	1,961	797

Net current deferred assets	$12,571	$8,201

Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(19,506)	$(1,837)
Pension obligation	6,160	1,906
Net operating loss carryforwards	2,511	3,730
Foreign tax credit carryforwards	1,928	1,694
Other accruals not currently deductible for tax purposes	105	408

Net noncurrent deferred tax (liabilities) asset	$(8,802)	$5,901

      As of December 31, 2005, the Company had approximately $4.7 million of federal and $22.7 million of state net operating loss carryforwards related to the Company’s U.S. operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and the Company’s legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. The Company’s net operating loss carryforwards expire beginning in 2016 and continue through 2025. In 2004, it was determined that the valuation allowance in place pertaining to net operating losses at December 31, 2003 was no longer necessary due to the likelihood of future recovery. The deferred income tax provision consists of the change in the deferred income tax assets, adjusted for the impact of the tax benefit on the cumulative effect of the change in accounting and the tax impact of certain of the other comprehensive income (loss) items. Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2005. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.
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

10.	Segment Reporting
      In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s operating components constitute a single operating segment due to the manner in which our key decisions are made as well as the manner in which our operating components collectively support similar markets, support similar customers, utilize similar manufacturing and assembly processes and utilize the same centralized network of personnel.
      The following table presents revenues and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Years Ended December 31,

	2005		2004		2003

		Long-lived		Long-lived		Long-lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America	$636,448	$74,633	$272,460	$26,918	$201,132	$28,787
All other countries	118,033	5,782	107,985	6,047	86,447	4,705

	$754,481	$80,415	$380,445	$32,965	$287,579	$33,492

      Revenues are attributed to geographic locations based on the location of product production.
      The following is a summary composition by product category of the Company’s revenues (dollars in thousands):

	Years Ended December 31,

	2005		2004		2003

	Revenues	%	Revenues	%	Revenues	%

Cab structures, sleeper boxes, body panels and structural components	$252,090	33	$—	—	$—	—
Seats and seating systems	237,965	32	202,469	53	148,916	52
Trim systems and components	133,591	18	106,172	28	76,864	27
Mirrors, wipers and controls	75,869	10	71,804	19	61,799	21
Electronic wire harnesses and panel assemblies	54,966	7	—	—	—	—

	$754,481	100	$380,445	100	$287,579	100

      The significant change in the 2005 product categories is primarily the result of the acquisitions of Mayflower, Monona and Cabarrus.

11.	Commitments and Contingencies
      Leases — The Company leases office and manufacturing space and certain equipment under operating lease agreements that require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of these lease rentals, approximately $0.4 million are included in the facility closure and consolidation cost reserve (see Note 6). The anticipated future lease costs are based in part on certain assumptions and the Company will continue to monitor these costs to determine if the estimates need to

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be revised in the future. Lease expense was approximately $8.4 million, $5.6 million and $5.1 million in 2005, 2004 and 2003, respectively. Future minimum annual rental commitments at December 31, 2005 under these leases are as follows (in thousands):

Year Ending December 31

2006	$5,822
2007	4,548
2008	3,673
2009	2,997
2010	2,459
Thereafter	7,216
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

12.	Stockholders’ Investment and Stock Option and Equity Incentive Plans
      Common Stock — The authorized capital stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share. In August, 2004, the Company reclassified all of its existing classes of common stock, which effectively resulted in a 38.991-to-one stock split. The stock split has been reflected as of the beginning of all periods presented.
      Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2005.
      Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for 2005, 2004 and 2003 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock options and warrants computed using the treasury stock method (in thousands, except per share amounts):

	2005	2004	2003

Net income applicable to common stockholders — basic and diluted	$49,411	$17,449	$3,964

Weighted average number of common shares outstanding	19,440	15,429	13,779
Dilutive effect of outstanding stock options after application of the treasury stock method	257	194	104

Dilutive shares outstanding	19,697	15,623	13,883

Basic earnings per share	$2.54	$1.13	$0.29

Diluted earning per share	$2.51	$1.12	$0.29

      Stock Options and Warrants — In 1998, the Company issued options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008. As of December 31, 2005, 28,951 of the initially granted options have been exercised. The options were granted at exercise prices determined to be at or above fair value on the date of grant. In addition, the Company had outstanding warrants to purchase 136,023 shares of common stock at $3.42 per share, which were exercised in conjunction with the Company’s initial public offering in August 2004.
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
      In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten year term and vest equally over a three year period.
      In November 2005, 168,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest in three equal annual installments commencing on October 20, 2006. As of December 31, 2005, there was approximately $3.2 million of unearned compensation related to non-vested share-based compensation arrangements granted under the amended and restated equity incentive plan. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock option and warrant plans as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	1,568	$9.62	58	$9.43	58	$9.43
Granted	—	—	1,510	9.63	—	—
Exercised	(320)	5.89	—	—	—	—
Forfeited	(29)	15.84	—	—	—	—

Outstanding at end of year	1,219	$10.45	1,568	$9.62	58	$9.43

Options exercisable at year-end	839	$8.01	969	$5.77	58	$9.43
Weighted-average fair value of options granted during the year		—		$12.20		—
      The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

	Shares	Remaining		Shares
	Outstanding	Contractual	Weighted-	Exercisable	Weighted-
	at 12/3/05	Life	Average	at 12/31/05	Average
Exercise Prices	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price

$5.54	620	8.4	$5.54	620	$5.54
$9.43	29	3.0	9.43	29	9.43
$15.84	570	8.8	15.84	190	15.84

$5.54 to $15.84	1,219		$10.45	839	$8.01

      Repurchase of Common Stock — In addition, during 2004, the Company repurchased 50,874 shares of common stock from certain stockholders at an average price of $4.78 per share. During 2005, the Company did not repurchase any shares of common stock.
      Dividends — The Company has not declared or paid any cash dividends in the past. The terms of the Company’s credit agreement restricts the payment or distribution of the Company’s cash or other assets, including cash dividend payments.

13.	Defined Contribution Plans, Defined Benefit Plans and Postretirement Benefits
      401(k) Plans — The Company sponsors various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pretax basis to the plan. In accordance with the terms of the 401(k) plans, the Company elects to match a certain percentage of the participants’ contributions to the plans, as defined. The Company recognized expense associated with these plans of approximately $1.2 million, $463,000 and $291,000 in 2005, 2004 and 2003, respectively.
      Defined Benefit and Postretirement Plans — The Company sponsors defined benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. The Company’s policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
      In addition, the Company has a postretirement medical benefit plan for certain U.S. operations, retirees and their dependents and has recorded a liability for its estimated obligation under this plan.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in benefit obligation, plan assets and funded status as of and for the years ended December 31, 2005 and 2004 consisted of the following (in thousands):

	U.S. Defined		Non-U.S. Defined		Post-Retirement
	Benefit Plans		Benefit Plans		Benefit Plans

	2005	2004	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation — Beginning of year	$—	$—	$37,576	$29,897	$687	$834
Service cost	952	—	991	1,213	233	—
Interest cost	1,439	—	1,862	1,879	362	39
Plan participants’ contributions	—	—	605	514	—	—
Plan amendments	61	—	—	—	(447)	—
Curtailment (gain)	—	—	—	—	(3,097)	—
Acquisitions/divestitures	29,567	—	—	—	6,454	—
Benefits paid	(538)	—	(1,140)	(996)	(211)	(58)
Actuarial (gain) or loss	(817)	—	3,914	2,628	417	(128)
Exchange rate changes	—	—	(3,958)	2,441	—	—

Benefit obligation at end of year	30,664	—	39,850	37,576	4,398	687
Change in plan assets:
Fair value of plan assets — Beginning of year	—	—	28,397	22,841	—	—
Actual return on plan assets	489	—	3,728	2,973	—	—
Acquisitions/divestitures	18,832	—	—	—	—	—
Employer contributions	939	—	1,437	1,200	211	58
Plan participants’ contributions	—	—	605	514	—	—
Benefits paid	(538)	—	(1,140)	(996)	(211)	(58)
Risk benefit insurance premium	—	—	(191)	—	—	—
Exchange rate changes	—	—	(2,992)	1,865	—	—

Fair value of plan assets at end of year	19,722	—	29,844	28,397	—	—

Funded status	(10,942)	—	(10,006)	(9,179)	(4,398)	(687)
Unrecognized net (gain) loss	(81)	—	9,341	8,234	55	86
Unrecognized prior service cost	—	—	138	173	—	—

Net (accrued) amount recognized	$(11,023)	$—	$(527)	$(772)	$(4,343)	$(601)

      At December 31, 2005 and 2004, the Company was required to record a minimum pension liability of approximately $5.3 million and $4.7 million, respectively, which is included in other long-term liabilities and accumulated other comprehensive loss, net of tax, in the consolidated financial statements.
      During 2005, we also elected to terminate the Mayflower medical and dental postretirement plan. This action was undertaken by us in an effort to minimize future liabilities and as part of the integration process. As a result of this action, we recorded a curtailment gain of approximately $3.1 million which is included in the consolidated financial statements of operations for the year ending December 31, 2005.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Defined		Non-U.S. Defined		Post-Retirement
	Benefit Plans		Benefit Plans		Benefit Plans

	2005	2004	2005	2004	2005	2004

Accrued benefit cost	$(11,023)	$—	$(527)	$(772)	$(4,343)	$(601)
Additional minimum liability	—	—	(4,782)	(4,662)	—	—
Intangible assets	—	—	138	173	—	—
Accumulated other comprehensive income	—	—	4,644	4,489	—	—

Net amount recognized	$(11,023)	$—	$(527)	$(772)	$(4,343)	$(601)

      Defined benefits plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Defined		Non-U.S. Defined
	Benefit Plans		Benefit Plans

	2005	2004	2005	2004

Projected benefit obligation	$30,664	$—	$39,850	$37,576
Accumulated benefit obligation	$28,516	$—	$35,154	$33,831
Fair value of plan assets	$19,722	$—	$29,844	$28,397
      The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Defined					Post-Retirement Benefit
	Benefit Plans		Non-U.S. Defined Benefit Plans			Plans

	2005	2004	2005	2004	2003	2005	2004	2003

Service cost	$952	$—	$991	$1,213	$1,134	$233	$—	$—
Interest cost	1,439	—	1,862	1,879	1,640	362	39	48
Expected return on plan assets	(1,419)	—	(1,931)	(1,879)	(1,451)	—	—	—
Amortization of prior service cost	—	—	17	19	—	—	—	—
Recognized actuarial loss	—	—	334	266	385	2	—	—

Net periodic benefit cost	$972	$—	$1,273	$1,498	$1,708	$597	$39	$48

      Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Defined		Non-U.S. Defined Benefit
	Benefit Plans		Plans			Post-Retirement Benefit Plans

	2005	2004	2005	2004	2003	2005	2004	2003

Discount rate	5.50%	—	5.00%	5.50%	5.75%	5.50- 5.75%	5.75%	6.25%
Rate of compensation increase	3.50%	—	3.30%	3.20%	3.00%	—	—	—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Defined		Non-U.S. Defined			Post-Retirement
	Benefit Plans		Benefit Plans			Benefit Plans

	2005	2004	2005	2004	2003	2005	2004	2003

Discount rate	5.66%	—	5.50%	5.75%	5.75%	5.66- 5.75%	6.25%	6.00%
Expected long-term return on plan assets	8.50%	—	7.50%	7.50%	7.50%	—	—	—
Rate of compensation increase	3.50%	—	3.20%	3.00%	3.00%	—	—	—
      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5.5% through 2011 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have a $0.5 million impact on total service and interest cost components in the postretirement benefit obligation.
      The weighted-average asset allocations of the Company’s pension assets for the years ended December 31, by asset category, are as follows:

	Pension
	Benefits

	2005	2004

Equity securities	59%	52%
Debt securities	28	25
Other	13	23
      We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. We expect to contribute $2.3 million to our pension plans and $0.3 million to our post-retirement medical benefit plans in 2006.
      The following table summarizes our expected future benefit payments for our defined benefit and other post retirement benefit plans (in thousands):

Year	Pension	Post-Retirement

2006	$1,751	$281
2007	1,902	282
2008	2,116	321
2009	2,591	353
2010	2,554	395
2011 to 2015	19,075	2,006

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions
      In addition to the items discussed in Note 8, the following related party transactions occurred during the three years ended December 31, 2005:

•	We made payments of $1.0 million and $1.6 million to Hidden Creek Industries, an affiliate of the Company, for financing and acquisition-related services in 2004 and 2003, respectively. These services are included in selling, general and administrative expenses in the consolidated statements of operations. No payments were made during 2005. In connection with the sale of stock during 2005, Hidden Creek Industries was no longer a related party as of December 31, 2005.

•	In 2001, Onex acquired a one-third interest in the Company’s $66.0 million senior credit facility. Total interest expense related to the portion of this senior credit facility owned by Onex was approximately $0.5 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively. No payments were made during 2005. In connection with the sale of stock during 2005, Onex was no longer a related party as of December 31, 2005.

•	On May 1, 2004, we entered into a Product Sourcing Assistance Agreement with Baird Asia Limited (“BAL”), an affiliate of Baird Capital Partners III L.P. Pursuant to the Agreement, BAL assisted us in procuring materials and parts from Asia, including the countries of China, Malaysia, Hong Kong and Taiwan. BAL received as compensation a percentage of the price of the materials and parts supplied to us, of at least 2% of the price but not exceeding 10% of the price, to be determined on a case by case basis. We incurred expenses of approximately $3.1 million during 2005 and $0.2 million during 2004 for the value of goods and services purchased under the Agreement. In connection with the sale of stock during 2005, BAL was no longer a related party as of December 31, 2005.

15.	Consolidating Guarantor and Non-Guarantor Financial Information
      The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company’s business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the Subordinated Notes issued by the Company, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$39,153	$1,488	$—	$40,641
Accounts receivable, net	—	144,793	25,657	(56,334)	114,116
Inventories, net	—	50,953	18,179	(79)	69,053
Prepaid expenses and other current assets	—	(540)	2,484	2,780	4,724
Deferred income taxes	—	13,551	(980)	—	12,571

Total current assets	—	247,910	46,828	(53,633)	241,105
PROPERTY, PLANT AND EQUIPMENT, NET	—	74,633	5,782	—	80,415
INVESTMENT IN SUBSIDIARIES	328,815	752	1,715	(331,282)	—
GOODWILL	—	103,758	21,849	—	125,607
INTANGIBLE ASSETS, NET	—	84,577	—	—	84,577
DEFERRED INCOME TAXES	—	10,837	1,818	(12,655)	—
OTHER ASSETS, NET	—	7,692	4,487	—	12,179

	$328,815	$530,159	$82,479	$(397,570)	$543,883

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	—	115,704	14,339	(56,334)	73,709
Accrued liabilities	—	37,124	3,079	2,780	42,983

Total current liabilities	—	158,137	17,418	(53,554)	122,001
LONG-TERM DEBT, NET	—	171,693	14,007	—	185,700
DEFERRED TAX LIABILITY	—	22,273	(816)	(12,655)	8,802
OTHER LONG-TERM LIABILITIES	—	19,994	5,309	—	25,303

Total liabilities	—	372,097	35,918	(66,209)	341,806

STOCKHOLDERS’ INVESTMENT	328,815	158,062	46,561	(331,361)	202,077

	$328,815	$530,159	$82,479	$(397,570)	$543,883

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
REVENUES	$—	$633,725	$124,751	$(3,995)	$754,481
COST OF REVENUES	—	520,209	103,366	(3,544)	620,031

Gross profit	—	113,516	21,385	(451)	134,450
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	32,909	12,027	(372)	44,564
AMORTIZATION EXPENSE	—	358	—	—	358

Operating income	—	80,249	9,358	(79)	89,528
NONCASH (GAIN) ON FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS AND OTHER	—	(6)	(3,735)	—	(3,741)
INTEREST EXPENSE	—	11,742	1,453	—	13,195
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,525	—	—	1,525

Income Before Provision for Income Taxes	—	66,988	11,640	(79)	78,549
PROVISION FOR INCOME TAXES	—	25,199	3,939	—	29,138

Net Income	$—	$41,789	$7,701	$(79)	$49,411

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$41,789	$7,701	$(79)	$49,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,300	1,764	—	12,064
Noncash amortization of debt financing costs	—	750	98	—	848
Loss on early extinguishment of debt	—	1,354	171	—	1,525
Deferred income tax provision	—	5,134	2,114	—	7,248
Noncash (gain) on forward exchange contracts and other	—	—	(3,793)	—	(3,793)
Change in other operating items	—	3,125	(26,351)	79	(23,147)

Net cash provided by operating activities	—	62,452	(18,296)	—	44,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(13,892)	(2,065)	—	(15,957)
Payment for asset acquisition, net of cash received	—	(171,076)	225	—	(170,851)
Other assets and liabilities	—	(1,761)	—	—	(1,761)

Net cash used in investing activities	—	(186,729)	(1,840)	—	(188,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital leases	—	(46)	—	—	(46)
Repayments of revolving credit facility	—	(187,068)	(20,381)	—	(207,449)
Borrowings under revolving credit facility	—	187,068	19,710	—	206,778
Repayments of long-term borrowings	—	(237,008)	(1,328)	—	(238,336)
Long-term borrowings	—	227,459	—	—	227,459
Proceeds from issuance of common stock	—	45,801	—	—	45,801
Proceeds from issuance of 8.0% senior notes	—	150,000	—	—	150,000
Other, net	—	(17,714)	22,054	—	4,340

Net cash provided by (used in) financing activities	—	168,492	20,055	—	188,547

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(5,456)	567	—	(4,889)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	38,759	486	—	39,245
CASH AND CASH EQUIVALENTS:
Beginning of period	—	394	1,002	—	1,396

CASH AND CASH EQUIVALENTS:
End of period	$—	$39,153	$1,488	$—	$40,641

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2004

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$394	$1,002	$—	$1,396
Accounts receivable, net	—	74,506	17,844	(46,083)	46,267
Inventories, net	—	22,346	14,590	—	36,936
Prepaid expenses and other current assets	—	3,585	2,496	—	6,081
Deferred income taxes	—	6,913	1,288	—	8,201

Total current assets	—	107,744	37,220	(46,083)	98,881

PROPERTY, PLANT AND EQUIPMENT, NET	—	26,918	6,047	—	32,965

Investment in subsidiaries	192,920	750	18,088	(211,758)	—
GOODWILL	—	60,293	24,422	—	84,715
DEFERRED INCOME TAXES	—	4,645	1,256	—	5,901
OTHER ASSETS, NET	—	1,869	1,307	—	3,176

	$192,920	$202,219	$88,340	$(257,841)	$225,638

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$4,884	$—	$—	$4,884
Accounts payable	—	52,382	27,547	(46,083)	33,846
Accrued liabilities	—	15,374	3,050	—	18,424

Total current liabilities	—	72,640	30,597	(46,083)	57,154

LONG-TERM DEBT, net of current maturities	—	31,258	17,783	—	49,041
OTHER LONG-TERM LIABILITIES	—	4,552	3,845	—	8,397

Total liabilities	—	108,450	52,225	(46,083)	114,592

STOCKHOLDERS’ INVESTMENT	192,920	93,769	36,115	(211,758)	111,046

	$192,920	$202,219	$88,340	$(257,841)	$225,638

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
REVENUES	$—	$273,518	$107,985	$(1,058)	$380,445
COST OF REVENUES	—	222,079	88,675	(1,058)	309,696

Gross profit	—	51,439	19,310	—	70,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	17,748	11,237	—	28,985
NONCASH OPTION ISSUANCE CHARGE	—	10,125	—	—	10,125
AMORTIZATION EXPENSE	—	107	—	—	107

Operating income	—	23,459	8,073	—	31,532
NONCASH (GAIN) LOSS ON FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS AND OTHER	—	(1,457)	(1,290)	1,500	(1,247)
INTEREST EXPENSE	—	4,879	2,365	—	7,244
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,605	—	—	1,605

Income before provision for income taxes	—	18,432	6,998	(1,500)	23,930
PROVISION (BENEFIT) FOR INCOME TAXES	—	6,383	98	—	6,481

Net Income	$—	$12,049	$6,900	$(1,500)	$17,449

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$12,049	$6,900	$(1,500)	$17,449

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,086	1,481	—	7,567
Noncash amortization of debt financing costs	—	478	44	—	522
Noncash option issuance charge	—	10,125	—	—	10,125
Loss on early extinguishment of debt	—	1,031	—	—	1,031
Deferred income tax provision	—	1,643	(303)	—	1,340
Noncash (gain) on forward exchange contracts and other	—	—	(1,291)	—	(1,291)
Noncash interest expense on subordinated debt	—	481	—	—	481
Change in other operating items	—	(3,889)	842	—	(3,047)

Net cash provided by operating activities	—	28,004	7,673	(1,500)	34,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	—	(6,392)	(2,515)	—	(8,907)

Net cash used in investing activities	—	(6,392)	(2,515)	—	(8,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	47,105	—	—	47,105
Repayment of revolving credit facility	—	(62,125)	(18,450)	—	(80,575)
Borrowings under revolving credit facility	—	45,775	12,317	—	58,092
Long-term borrowings	—	52,000	14,061	—	66,061
Repayments of long-term borrowings	—	(100,781)	(15,250)	—	(116,031)
Proceeds from issuance (repayment) of subordinated debt	—	(3,112)	—	—	(3,112)
Payments on capital leases	—	(15)	—	—	(15)
Debt issuance costs and other, net	—	(2,202)	750	1,500	48

Net cash used in financing activities	—	(23,355)	(6,572)	1,500	(28,427)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	112	955	—	1,067

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,631)	(459)	—	(2,090)
CASH AND CASH EQUIVALENTS:
Beginning of year	—	2,025	1,461	—	3,486

End of year	$—	$394	$1,002	$—	$1,396

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
REVENUES	$—	$201,132	$86,447	$—	$287,579
COST OF REVENUES	—	167,072	70,812	—	237,884

Gross profit	—	34,060	15,635	—	49,695
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	16,018	8,263	—	24,281
AMORTIZATION EXPENSE	—	185	—	—	185

Operating income	—	17,857	7,372	—	25,229
NONCASH LOSS ON FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS AND OTHER	—	—	3,230	—	3,230
INTEREST EXPENSE	—	7,164	2,632	—	9,796
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	2,972	—	—	2,972

Income before provision for income taxes	—	7,721	1,510	—	9,231
PROVISION FOR INCOME TAXES	—	4,095	1,172	—	5,267

Net Income	$—	$3,626	$338	$—	$3,964

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$3,626	$338	$—	$3,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,906	1,200	—	8,106
Noncash amortization of debt financing costs	—	498	—	—	498
Loss on early extinguishment of debt	—	2,151	—	—	2,151
Deferred income tax provision	—	2,591	(1,292)	—	1,299
Noncash loss on forward exchange contracts and other	—	—	3,230	—	3,230
Noncash interest expense on subordinated debt	—	756	—	—	756
Change in other operating items	—	(5,515)	(4,047)	—	(9,562)

Net cash provided by operating activities	—	11,013	(571)	—	10,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(3,553)	(2,414)	—	(5,967)

Net cash used in investing activities	—	(3,553)	(2,414)	—	(5,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facility	—	(63,404)	(11,904)	—	(75,308)
Borrowings under revolving credit facility	—	63,475	15,860	—	79,335
Repayments of long-term borrowings	—	(6,302)	(466)	—	(6,768)
Payments on capital leases	—	(20)	—	—	(20)

Net cash provided by (used in) financing activities	—	(6,251)	3,490	—	(2,761)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	135	—	135

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,209	640	—	1,849
CASH AND CASH EQUIVALENTS:
Beginning of period	—	817	820	—	1,637

CASH AND CASH EQUIVALENTS:
End of period	$—	$2,026	$1,460	$—	$3,486

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited):
      The following is a condensed summary of actual quarterly results of operations for 2005 and 2004 (in thousands, except per share amounts):

					Basic	Diluted
			Operating	Net	Earnings	Earnings
			Income	Income	(Loss) Per	(Loss) Per
	Revenues	Gross Profit	(Loss)	(Loss)	Share	Share(a)

2005:
First	$152,415	$26,252	$16,679	$10,886	$0.61	$0.59
Second	196,091	36,142	25,830	14,185	0.79	0.78
Third	205,859	36,495	24,566	11,898	0.58	0.57
Fourth	200,116	35,561	22,453	12,442	0.59	0.58

2004:
First	$85,989	$15,487	$7,954	$5,549	$0.40	$0.40
Second	94,491	16,855	(164)	(877)	(0.06)	(0.06	)(b)
Third	98,713	18,229	11,289	6,846	0.42	0.42
Fourth	101,252	20,178	12,453	5,931	0.33	0.32

(a)	See Note 12 for discussion on the computation of diluted shares outstanding.

(b)	Includes $10,125 noncash compensation charge related to modification of vesting of options issued in May 2004.
      The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005, 2004, and 2003

Allowance for Doubtful Accounts:
      The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2005	2004	2003

Balance — Beginning of the year	$2,681	$2,530	$2,309
Acquisition recorded	1,524	—	—
Provisions	4,287	2,448	1,529
Utilizations	(2,194)	(2,390)	(1,424)
Currency translation adjustment	(211)	93	116

Balance — End of the year	$6,087	$2,681	$2,530

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:
      The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31 were as follows (in thousands):

	2005	2004	2003

Balance — Beginning of the year	$423	$620	$690
Provisions	—	—	—
Utilizations	(106)	(197)	(70)

Balance — End of the year	$317	$423	$620

Facility Closure and Consolidation Costs:
      The transactions in the facility closure and consolidation costs account for the years ended December 31 were as follows (in thousands):

	2005	2004	2003

Balance — Beginning of the year	$278	$787	$1,275
Provisions	2,013	—	—
Utilizations	(278)	(509)	(488)

Balance End of the year	$2,013	$278	$787

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
4.1	Indenture, dated July 6, 2005, among Commercial Vehicle Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2	Supplemental Indenture, dated as of August 10, 2005, by and among Commercial Vehicle Group, Inc. Cabarrus Plastics, Inc. and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.4	Form of senior note (attached as exhibit to Exhibit 4.1).
10.1	Amended and Restated Credit Agreement, dated as of March 28, 2003, by and among Commercial Vehicle Systems Limited, KAB Seating Limited, National Seating Company, Commercial Vehicle Systems, Inc., CVS Holdings, Inc., Bostrom Holding, Inc., the several financial institutions from time to time party to this agreement (the “Lenders”), Fleet National Bank, as an Issuer and Bank of America, N.A., as administrative agent for the Lenders, Collateral Agent, Swing Line Lender and an Issuer (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.2	Revolving Credit and Term Loan Agreement, dated as of October 29, 1998, by and among Trim Systems Operating Corp, Tempress, Inc., Trim Systems, LLC, the financial institutions from time to time signatory thereto (the “Banks”) and Comerica Bank, as agent for the Banks (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.3	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of December 31, 1998, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.4	Amendment No. 2 to Revolving Credit and Term Loan Agreement and Waiver, dated as of November 22, 1999, by and among U.S. Bank National Association, as co-agent, Bank One, N.A., as co-agent, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

Exhibit No.	Description

10.5	Amendment No. 3 to Revolving Credit and Term Loan Agreement and Waiver, dated as of June 28, 2001, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.6	Assignment and Waiver Agreement, dated as of June 28, 2001, by and among Trim Systems Operating Corp, Tempress, Inc., Trim Systems, LLC, U.S. Bank National Association, Bank One, NA, Comerica Bank, 1363880 Ontario Inc. and J2R Partners II-B, LLC (is incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.7	Amendment No. 4 to Revolving Credit and Term Loan Agreement, dated as of November 13, 2002, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.8	Amendment No. 5 to Revolving Credit and Term Loan Agreement and Waiver dated as of February 2004, by and among the lenders signatory thereto, Comerica Bank as agent for the Banks, Trim Systems Operating Corp., Tempress, Inc. and Trim Systems LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.9	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.10	First Amendment to Revolving Credit and Term Loan Agreement, dated as of September 16, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.11	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.12	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of June 3, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).

Exhibit No.	Description

10.13	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 29, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 6, 2005).
10.14	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).
10.15	Sixth Amendment to Revolving Credit and Term Loan Agreement, dated as of December 30, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 1, 2006).
10.16	Investor Stockholders Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc., Onex American Holdings LLC, J2R Partners VII and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.17	Investor Stockholders Joinder Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.18	Joinder to the Investor Stockholders Agreement by and among Bostrom Holding, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.19	Management Stockholders Agreement, dated as of August 9, 2004, by and among Commercial Vehicle Group, Inc., Onex American Holdings II LLC and the individuals named on Schedule I thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000- 50890), filed on September 17, 2004).
10.20	Note Purchase Agreement, dated September 30, 2002, by and among Bostrom Holding, Inc., Baird Capital Partners II Limited, BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership, BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.21	Form of Subordinated Promissory Note issued by Bostrom Holding, Inc. in favor of each of BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.22	Promissory Note, dated as of June 28, 2001, issued by Trim Systems Operating Corp. in favor of 1363880 Ontario Inc., in the amount of $6,850,000 (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

Exhibit No.		Description

10.23		Promissory Note, dated as of June 28, 2001, issued by Trim Systems Operating Corp. in favor of J2R Partners II-B, LLC, in the amount of $150,000 (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.24*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.25*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.26*	Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-59890), filed on May 11, 2005).
10	.27*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10	.28*	Employment agreement, dated as of May 16, 1997, with Donald P. Lorraine (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.29		Recapitalization Agreement, dated as of August 4, 2004, by and among Commercial Vehicle Group, Inc. and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.30		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.31		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.32		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.33		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.34*	Commercial Vehicle Group, Inc. 2005 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on February 7, 2005).
10	.35*	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.36*	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.37*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).
12.1		Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on November 1, 2005).
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification by Mervin Dunn, President and Chief Executive Officer.

Exhibit No.	Description

31.2	Certification by Chad M. Utrup, Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By: /s/ SCOTT D. RUED

Scott D. Rued,
Chairman
Date: March 10, 2006
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT D. RUED Scott D. Rued	Chairman and Director	March 10, 2006

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2006

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 10, 2006

/s/ DAVID R. BOVEE David R. Bovee	Director	March 10, 2006

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 10, 2006

/s/ S.A. JOHNSON S.A. Johnson	Director	March 10, 2006

Signature	Title	Date

/s/ RICHARD A. SNELL Richard A. Snell	Director	March 10, 2006

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006