Form 10-Q
period 2006-03-31
Commercial Vehicle Group, Inc.
filed 2006-05-05
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes  ☐                    No  ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2006 was 21,069,512 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share
	amounts)
REVENUES	$229,345	$152,415

COST OF REVENUES	190,611	126,163

Gross Profit	38,734	26,252

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,152	9,549

AMORTIZATION EXPENSE	105	24

Operating Income	25,477	16,679

OTHER EXPENSE (INCOME)	230	(2,881)

INTEREST EXPENSE	3,890	2,168

Income Before Provision for Income Taxes	21,357	17,392

PROVISION FOR INCOME TAXES	7,949	6,506

NET INCOME	$13,408	$10,886

BASIC EARNINGS PER SHARE	$0.64	$0.61

DILUTED EARNINGS PER SHARE	$0.62	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,468	$40,641
Accounts receivable, net of reserve for doubtful accounts of $6,214 and $6,087, respectively	145,561	114,116
Inventories, net	70,786	69,053
Prepaid expenses and other current assets	6,777	4,724
Deferred income taxes	12,670	12,571

Total current assets	262,262	241,105

PROPERTY, PLANT AND EQUIPMENT, net	81,641	80,415
GOODWILL	125,800	125,607
INTANGIBLE ASSETS, net of accumulated amortization of $549 and $450, respectively	84,478	84,577
OTHER ASSETS, net	11,809	12,179

TOTAL ASSETS	$565,990	$543,883

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,574	$5,309
Accounts payable	80,784	73,709
Accrued liabilities	44,846	42,983

Total current liabilities	131,204	122,001

LONG-TERM DEBT, net of current maturities	184,635	185,700
DEFERRED TAX LIABILITIES	8,802	8,802
OTHER LONG-TERM LIABILITIES	24,287	25,303

Total liabilities	348,928	341,806

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,069,512 and 21,145,954 shares issued and outstanding, respectively	211	211
Additional paid-in capital	170,758	169,252
Retained earnings	47,365	33,957
Accumulated other comprehensive loss	(1,272)	(1,343)

Total stockholders’ investment	217,062	202,077

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$565,990	$543,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,408	$10,886
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,501	2,762
Noncash amortization of debt financing costs	231	173
Stock-based compensation expense	608	—
Loss on sale of assets	2	22
Deferred income tax (benefit) provision	(91)	1,120
Noncash loss (gain) on forward exchange contracts	238	(2,872)
Change in other operating items	(26,778)	(2,033)

Net cash (used in) provided by operating activities	(8,881)	10,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,591)	(2,883)
Acquisitions, net of cash received	—	(106,358)
Other assets and liabilities	(101)	—

Net cash (used in) investing activities	(4,692)	(109,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option and equity incentive plans	599	—
Repayment of revolving credit facility	(2,192)	(26,165)
Borrowings under revolving credit facility	2,747	27,551
Repayments of long-term borrowings	(1,974)	(3,877)
Borrowings of long-term debt	522	102,458
Other, net	(27)	(2)

Net cash (used in) provided by financing activities	(325)	99,965

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(275)	(651)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,173)	131
CASH AND CASH EQUIVALENTS:
Beginning of period	40,641	1,396

End of period	$26,468	$1,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,551	$2,074

Cash paid for income taxes, net	$1,170	$1,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. The Company has operations located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington and Wisconsin and outside of the United States in Australia, Belgium, China, Mexico, Sweden and the United Kingdom.
The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its fiscal 2005 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In September 2005, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement of Financial Accounting Standards (“SFAS”) which amends SFAS No. 128, Earnings per Share. The proposed statement would be effective in the second quarter of 2006 and is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that if adopted in its current form it would not have a significant impact on the computation of our earnings per share.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and No. 140 which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.
In February 2006, the FASB issued FASB Staff Position (FSP) FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event that is effective upon the date of initial adoption of SFAS No. 123(R). FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.
3. Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 as an alternative method of accounting for stock-based awards. SFAS No. 123(R) also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance of SFAS No. 123, Accounting for Stock-Based Compensation, in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
The Company estimates the adoption of SFAS No. 123(R), using the modified prospective application method, will result in pre-tax expense of approximately $1.8 million in 2006 based on the Company’s current share-based compensation plans. Our pre-tax net income for the three months ended March 31, 2006 includes approximately $0.6 million of compensation expense. Our net income for the three months ended March 31, 2005 does not include any compensation expense related to our stock-based compensation arrangements.
As a result of adopting SFAS No. 123(R) on January 1, 2006, net income for the three months ended March 31, 2006, was approximately $0.1 million lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The change to earnings per share for the same period would have been immaterial.
The following table illustrates the effect on net income and earnings per share had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three months ended March 31, 2005 (in thousands, except per share amounts — unaudited):

Net income, as reported	$10,886
(Less): Stock-based compensation expense determined under the the fair-value-based method for all awards, net of related tax	(167)

Pro forma net income	$10,719

Basic net earnings per share:
As reported	$0.61

Pro forma	$0.60

Diluted net earnings per share:
As reported	$0.59

Pro forma	$0.59

The pro forma amounts shown above are not indicative of the pro forma effect in future periods since the fair value of options is amortized to expense over the vesting period and the number of options granted varies from period to period.

Stock Options and Restricted Stock Grants
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
In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten year term and vest in three equal annual installments commencing on October 20, 2005. As of March 31, 2006, there was approximately $0.8 million of unearned compensation related to non-vested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for sales and forfeitures and will be recognized on a straight-line basis over the remaining period of 19 months.
In November 2005, 168,700 shares of restricted stock with a grant date fair value of $19.50 were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest in three equal annual installments commencing on October 20, 2006. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of March 31, 2006, there was approximately $2.6 million of unearned compensation related to non-vested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for sales and forfeitures and will be recognized on a straight-line basis over the remaining period of 31 months.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based grants with the following weighted-average assumptions:

2004
Stock
Option
Grants
Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
The Company estimates the forfeiture rate for its stock option and restricted stock grants at 12.0% and 6.0%, respectively, for all participants of each plan.

A summary of the status of the Company’s stock options as of March 31, 2006 and changes during the period ending on March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Share Options	(000’s)	Price	Life (Years)	Value (000’s)
Outstanding at beginning of period	1,219	$10.45	—	$—
Granted	—	—	—	—
Exercised	(91)	6.75	—	1,118
Forfeited	(21)	15.84	—	—

Oustanding at March 31, 2006	1,107	$10.65	8.2	$9,931

Exercisable at March 31, 2006	748	$8.16	8.1	$8,145

The following table summarizes information about the nonvested stock option grants as of March 31, 2006:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Stock Options	(000’s)	Fair Value
Nonvested at January 1, 2006	380	$3.34
Granted	—	—
Vested	—	—
Forfeited	(21)	3.34

Nonvested at March 31, 2006	359	$3.34

As of March 31, 2006, 167,300 shares of the restricted stock grants were outstanding and nonvested. There were no additional grants or forfeitures of restricted stock during the three month period ending March 31, 2006.
As of March 31, 2006, a total of 284,249 shares were available for grant under the Company’s Amended and Restated Equity Incentive Plan.
4. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$49,843	$46,218
Work in process	10,884	12,571
Finished good	14,775	13,655
Less excess and obsolete	(4,716)	(3,391)

	$70,786	$69,053

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
5. Stockholders’ Investment
Common Stock — The authorized capital stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share. In August 2004, the Company reclassified all of its existing classes of common stock, which effectively resulted in a 38.991-to-one stock split. The stock split has been reflected as of the beginning of all periods presented.

Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of March 31, 2006.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for March 31, 2006 and 2005 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for March 31, 2006, the effect of nonvested restricted stock computed using the treasury stock method (in thousands, except per share amounts):

	March 31,
	2006	2005
Net income applicable to common shareholders — basic and diluted	$13,408	$10,886

Weighted average number of common shares outstanding	21,021	17,987
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	450	309

Dilutive shares outstanding	21,471	18,296
Basic earnings per share	$0.64	$0.61

Diluted earning per share	$0.62	$0.59

Repurchase of Common Stock — During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company did not repurchase any shares of common stock.
Dividends — The Company has not declared or paid any cash dividends in the past. The terms of the Company’s credit agreement restricts the payment or distribution of the Company’s cash or other assets, including cash dividend payments.
6. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Revolving credit facilities bore interest at a weighted average of 6.6% as of March 31, 2006 and 6.6% as of December 31, 2005	$3,910	$3,446
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.6% as of March 31, 2006 and 6.3% as of December 31, 2005	35,913	37,152
8.0% senior notes due 2013	150,000	150,000
Other	386	411

	190,209	191,009
Less current maturities	5,574	5,309

	$184,635	$185,700

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
The senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA. The Company was in compliance with respect to these covenants as of March 31, 2006. Borrowings under the senior credit facility are secured by specifically identified assets of the Company, comprising, in total, substantially all assets of the Company. In addition, at March 31, 2006, the Company had outstanding letters of credit of approximately $1.5 million.
The credit facility provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of March 31, 2006, none of the revolving credit facility borrowings and $25.6 million of the term loans were denominated in U.S. dollars and $3.9 million of the revolving credit facility borrowings and $10.3 million of the term loans were denominated in British pounds sterling.
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
7. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired, which prior to the adoption on January 1, 2002, of SFAS No. 142, Goodwill and Intangible Assets, was being amortized on a straight-line basis over 40 years. In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life.
The Company performs impairment tests annually during the second quarter and whenever events or circumstances occur indicating that goodwill might be impaired. During the three months ended March 31, 2006, the Company increased goodwill by approximately $0.2 million due to foreign currency translation adjustments.
8. Comprehensive Income
The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has elected to disclose comprehensive income (loss) in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of March 31, 2006 (in thousands):

Foreign currency translation adjustment	$1,654
Minimum pension liability	(2,926)

$(1,272)

Comprehensive income for the three months ended March 31 was as follows (in thousands):

	2006	2005
Net income	$13,408	$10,886
Other comprehensive income:
Foreign currency translation adjustment	71	(1,057)
Minimum pension liability adjustment	—	(505)

Comprehensive income	$13,479	$9,324

9. Commitments and Contingencies
Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2006 (in thousands):

Balance — Beginning of period	$7,117
Additional provisions recorded	1,143
Deduction for payments made	(1,088)
Currency translation adjustment	2

Balance — End of period	$7,174

Foreign Currency Forward Exchange Contracts — The Company uses forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to its United Kingdom operations. The Company estimates its projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheet, with the offsetting noncash gain or loss included in the consolidated statements of operations. The Company does not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of the Company’s open foreign exchange contracts at March 31, 2006 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value
Comments to sell currencies:
U.S. dollar	$(325)	$(322)	$(325)
Euro dollar	42,946	53,502	52,865
Swedish krona	9,925	1,282	1,284
Japanese yen	3,825,000	37,590	34,278
Australian dollar	4,650	3,378	3,298

The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $4.0 million and $4.3 million is included in other assets in the condensed consolidated balance sheet at March 31, 2006 and December 31, 2005, respectively.
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
The components of net periodic benefit cost related to the defined benefit plans are as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
Service cost	$282	$222	$205	$271	$30	$27
Interest cost	415	235	507	510	52	36
Expected return on plan assets	(415)	(230)	(462)	(529)	—	—
Amortization of prior service costs	—	—	5	6	—	—
Recognized actuarial loss	—	—	113	90	—	—
Curtailment gain	(1,449)	—	—	—	—	—
Special termination benefits	23	—	—	—	93	—

Net periodic (benefit) cost	$(1,144)	$227	$368	$348	$175	$63

During the three months ended March 31, 2006, the Company elected to freeze its salaried pension plan at its Mayflower operations and recorded approximately $1.4 million curtailment gain in its consolidated statements of operations.
The Company also elected to freeze its salaried pension plan at its UK operations during the three months ended March 31, 2006.
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $2.3 million to its pension plans in 2006. As of March 31, 2006, $0.4 million of contributions have been made to its pension plans. The Company anticipates contributing an additional $1.8 million to its pension plans in 2006 for total estimated contributions during 2006 of $2.2 million.
11. Related Party Transactions
On May 1, 2004, we entered into a Product Sourcing Assistance Agreement with Baird Asia Limited (“BAL”), an affiliate of Baird Capital Partners III L.P. Pursuant to the Agreement, BAL assisted us in procuring materials and parts from Asia, including the countries of China, Malaysia, Hong Kong and Taiwan. BAL received as compensation a percentage of the price of the materials and parts supplied to us, of at least 2% of the price but not exceeding 10% of the price, to be determined on a case by case basis. We incurred expenses of approximately $0.7 million during the three months ended March 31, 2005 for the value of goods and services purchased under this agreement. In connection with the sale of stock during 2005, BAL was no longer a related party as of December 31, 2005.
12. Subsequent Events
On May 3, 2006, the Company completed the sale of a portion of its non-commercial vehicle business located in Livingston, Wisconsin. Total cash consideration for the transaction was $2.0 million with a future maximum $1.0 million earn out payment if certain operating targets are achieved. The business was sold as part of the Company’s long-term strategy to concentrate on core business activities. The Livingston,

Wisconsin facility manufactures wire harnesses and control panels primarily for various medical equipment manufacturers and became part of CVG in June 2005 when the Company acquired all of the stock of Monona Corporation. The non-commercial vehicle business had 2005 revenues of approximately $3.5 million and operating profit of approximately $0.7 million. As a result of the transaction, 2006 revenues are expected to be reduced by approximately $2.2 million and diluted EPS is expected to be reduced by approximately $0.02 for the balance of the year.
13. Consolidating Guarantor and Non-Guarantor Financial Information
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$197,470	$33,357	$(1,482)	$229,345

COST OF REVENUES	—	164,249	27,734	(1,372)	190,611

Gross Profit	—	33,221	5,623	(110)	38,734

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,882	3,374	(104)	13,152

AMORTIZATION EXPENSE	—	105	—	—	105

Operating Income	—	23,234	2,249	(6)	25,477

OTHER (INCOME) EXPENSE	—	(8)	238	—	230

INTEREST EXPENSE	—	3,617	273	—	3,890

Income Before Provision for Income Taxes	—	19,625	1,738	(6)	21,357

PROVISION FOR INCOME TAXES	—	7,355	594	—	7,949

NET INCOME (LOSS)	$—	$12,270	$1,144	$(6)	$13,408

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006
(unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$24,978	$1,490	$—	$26,468
Accounts receivable, net	—	174,183	30,241	(58,863)	145,561
Inventories, net	—	52,332	18,539	(85)	70,786
Prepaid expenses and other current assets	—	4,132	2,645	—	6,777
Deferred income taxes	—	13,641	(971)	—	12,670

Total current assets	—	269,266	51,944	(58,948)	262,262

PROPERTY, PLANT AND EQUIPMENT, net	—	75,987	5,654	—	81,641
INVESTMENT IN SUBSIDIARIES	343,922	1,201	1,715	(346,838)	—
GOODWILL	—	103,756	22,044	—	125,800
INTANGIBLE ASSETS	—	84,478	—	—	84,478
OTHER ASSETS, net	—	18,409	6,055	(12,655)	11,809

TOTAL ASSETS	$343,922	$553,097	$87,412	$(418,441)	$565,990

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$5,574	$—	$—	$5,574
Accounts payable	—	123,192	16,455	(58,863)	80,784
Accrued liabilities	—	40,876	3,970	—	44,846

Total current liabilities	—	169,642	20,425	(58,863)	131,204

LONG-TERM DEBT, net of current maturities	—	170,451	14,184	—	184,635
DEFERRED TAX LIABILITIES	—	22,273	(816)	(12,655)	8,802
OTHER LONG-TERM LIABILITIES	—	18,915	5,372	—	24,287

Total liabilities	—	381,281	39,165	(71,518)	348,928

STOCKHOLDERS’ INVESTMENT	343,922	171,816	48,247	(346,923)	217,062

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$343,922	$553,097	$87,412	$(418,441)	$565,990

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$12,270	$1,144	$(6)	$13,408
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3,055	446	—	3,501
Noncash amortization of debt financing costs	—	222	9	—	231
Stock-based compensation expense	—	608	—	—	608
Deferred income tax (benefit)	—	(91)	—	—	(91)
Loss on sale of assets	—	—	2	—	2
Noncash loss on forward exchange contracts	—	—	238	—	238
Change in other operating items	—	(24,981)	(1,803)	6	(26,778)

Net cash (used in) provided by operating activities	—	(8,917)	36	—	(8,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(4,306)	(285)	—	(4,591)
Other assets and liabilities	—	(105)	4	—	(101)

Net cash (used in) investing activities	—	(4,411)	(281)	—	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	599	—	—	599
Repayments under revolving credit facility	—	—	(2,192)	—	(2,192)
Borrowings under revolving credit facility	—	117	2,630	—	2,747
Repayments of long-term debt	—	(1,590)	(384)	—	(1,974)
Borrowings of long-term debt	—	522	—	—	522
Other, net	—	(476)	449	—	(27)

Net cash (used in) provided by financing activities	—	(828)	503	—	(325)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(19)	(256)	—	(275)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,175)	2	—	(14,173)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$24,978	$1,490	$—	$26,468

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005
(unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
	ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$39,153	$1,488	$—	$40,641
Accounts receivable, net	—	144,793	25,657	(56,334)	114,116
Inventories, net	—	50,953	18,179	(79)	69,053
Prepaid expenses and other current assets	—	(540)	2,484	2,780	4,724
Deferred income taxes	—	13,551	(980)	—	12,571

Total current assets	—	247,910	46,828	(53,633)	241,105

PROPERTY, PLANT AND EQUIPMENT, net	—	74,633	5,782	—	80,415
INVESTMENT IN SUBSIDIARIES	328,815	752	1,715	(331,282)	—
GOODWILL	—	103,758	21,849	—	125,607
INTANGIBLE ASSETS, net	—	84,577	—	—	84,577
OTHER ASSETS, net	—	18,529	6,305	(12,655)	12,179

TOTAL ASSETS	$328,815	$530,159	$82,479	$(397,570)	$543,883

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	—	115,704	14,339	(56,334)	73,709
Accrued liabilities	—	37,124	3,079	2,780	42,983

Total current liabilities	—	158,137	17,418	(53,554)	122,001

LONG-TERM DEBT, net of current maturities	—	171,693	14,007	—	185,700
DEFERRED TAX LIABILITIES	—	22,273	(816)	(12,655)	8,802
OTHER LONG-TERM LIABILITIES	—	19,994	5,309	—	25,303

Total liabilities	—	372,097	35,918	(66,209)	341,806

STOCKHOLDERS’ INVESTMENT	328,815	158,062	46,561	(331,361)	202,077

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$328,815	$530,159	$82,479	$(397,570)	$543,883

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$122,133	$30,829	$(547)	$152,415

COST OF REVENUES	—	100,982	25,629	(448)	126,163

Gross Profit	—	21,151	5,200	(99)	26,252

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	6,548	3,100	(99)	9,549

AMORTIZATION EXPENSE	—	24	—	—	24

Operating Income	—	14,579	2,100	—	16,679

OTHER INCOME	—	(9)	(2,872)	—	(2,881)

INTEREST EXPENSE	—	1,828	340	—	2,168

Income Before Provision for Income Taxes	—	12,760	4,632	—	17,392

PROVISION FOR INCOME TAXES	—	4,841	1,665	—	6,506

NET INCOME	$—	$7,919	$2,967	$—	$10,886

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(unaudited)

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$7,919	$2,967	—	$10,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	2,226	536	—	2,762
Noncash amortization of debt financing costs	—	139	34	—	173
Loss on sale of assets	—	22	—	—	22
Deferred income tax provision	—	—	1,120	—	1,120
Noncash (gain) on forward exchange contracts	—	—	(2,872)	—	(2,872)
Change in other operating items	—	(1,917)	(116)	—	(2,033)

Net cash provided by operating activities	—	8,389	1,669	—	10,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2,542)	(341)	—	(2,883)
Acquisition, net	—	(106,358)	—	—	(106,358)

Net cash (used in) investing activities	—	(108,900)	(341)	—	(109,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit facility	—	(22,195)	(3,970)	—	(26,165)
Borrowings under revolving credit facility	—	24,715	2,836	—	27,551
Repayments of long-term debt	—	(3,531)	(346)	—	(3,877)
Borrowings of long-term debt	—	102,458	—	—	102,458
Other, net	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	—	101,445	(1,480)	—	99,965

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(651)	—	(651)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	934	(803)	—	131

CASH AND CASH EQUIVALENTS:
Beginning of period	—	394	1,002	—	1,396

End of period	$—	$1,328	$199	$—	$1,527

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in most of our major markets and that we are the only supplier in the North American commercial vehicle market that can offer complete cab systems including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by virtually every major North American commercial vehicle original equipment manufacturer (“OEM”), which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.
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
Basis of Presentation
Onex Corporation, Hidden Creek Industries and certain other investors acquired Trim Systems in 1997 and each of Commercial Vehicle Systems and National/KAB Seating in 2000. Each of these companies was initially owned through separate holding companies. The operations of Commercial Vehicle Systems and National/KAB Seating were formally combined under a single holding company, now known as

Commercial Vehicle Group, Inc., on March 28, 2003. In connection with our initial public offering, Trim Systems became a wholly owned subsidiary of CVG on August 2, 2004. Because these businesses were under common control since their respective dates of acquisition, their respective historical results of operations have been combined for the periods in which they were under common control based on their respective historical basis of accounting. On February 7, 2005, we acquired substantially all of the assets and liabilities related to Mayflower Vehicle Systems’ North American Commercial Vehicle Operations (“Mayflower”) for $107.5 million, and Mayflower became a wholly-owned subsidiary of CVG. On June 3, 2005, we acquired all of the stock of Monona Corporation, the parent of Monona Wire Corporation (“MWC”) for $55.0 million, and MWC became a wholly-owned subsidiary of CVG. On August 8, 2005, we acquired all of the stock of Cabarrus Plastics, Inc. (“CPI”) for $12.1 million, and CPI became a wholly-owned subsidiary of CVG. Our results of operations include the results of Mayflower, MWC and CPI since the date of their respective acquisitions.
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of Revenues	83.1	82.8

Gross Profit	16.9	17.2
Selling, General and Administrative Expenses	5.7	6.3
Amortization Expense	0.1	0.0

Operating Income	11.1	10.9
Other Expense (Income)	0.1	-1.9
Interest Expense	1.7	1.4

Income Before Income Taxes	9.3	11.4
Provision for Income Taxes	3.5	4.3

Net Income	5.8%	7.1%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues. Revenues increased $76.9 million, or 50.5%, to $229.3 million in the three months ended March 31, 2006 from $152.4 million in the three months ended March 31, 2005. This increase resulted primarily from the acquisitions of Mayflower, MWC and CPI which equated to approximately $52.0 million of increased revenue. In addition, a 13.0% increase in North American Class 8 heavy truck production, organic growth, product pricing adjustments and changes in product mix and content equated to approximately $26.0 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $1.0 million. Foreign exchange fluctuations reduced approximately $2.0 million of revenues from the prior year period.
Gross Profit. Gross profit increased $12.5 million, or 47.5%, to $38.7 million in the three months ended March 31, 2006 from $26.3 million in the three months ended March 31, 2005. As a percentage of revenues, gross profit decreased to 16.9% in the three months ended March 31, 2006 from 17.2% in the three months ended March 31, 2005. This decrease resulted primarily from the reduced gross profit margins of the Mayflower, MWC and CPI acquisitions as well as continuing pressures on raw material commodities such as steel and petroleum-based products and services versus the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.6 million to $13.2 million in the three months ended March 31, 2006 from $9.5 million in the three months ended March 31, 2005. This increase resulted primarily from the Mayflower, MWC and CPI acquisitions and costs related to the adoption of SFAS No. 123(R), Share-Based Payment. As a percent of revenues, selling, general and administrative expenses have improved from 6.3% to 5.7%.

Amortization Expense. Amortization expense increased $81 thousand to $105 thousand in the three months ended March 31, 2006 from $24 thousand in the three months ended March 31, 2005 primarily resulting from acquired intangible assets from the Mayflower, MWC and CPI acquisitions.
Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The $0.2 million loss in the three months ended March 31, 2006 and the $2.9 million gain in the three months ended March 31, 2005 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense increased $1.7 million to $3.9 million in the three months ended March 31, 2006 from $2.2 million in the three months ended March 31, 2005. This increase primarily reflects an increase in total debt during the respective periods with the addition of debt related to the Mayflower, MWC and CPI acquisitions.
Provision for Income Taxes. Our effective tax rate was 37.2% for the three months ended March 31, 2006 and 37.4% for the same period in 2005. An income tax provision of $7.9 million was made for the three months ended March 31, 2006 compared to an income tax provision of $6.5 million for the three months ended March 31, 2005. The decrease in effective rate quarter over quarter can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the impact of tax credits and other permanent items during the quarter ended March 31, 2006.
Net Income. Net income increased approximately $2.5 million to $13.4 million in the three months ended March 31, 2006, compared to $10.9 million in the three months ended March 31, 2005, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2006, net cash used in operations of approximately $8.9 million compared to net cash provided by $10.1 million from the prior year period, primarily as a result of the change in accounts receivable for the three months ended March 31, 2006.
Net cash used in investing activities was approximately $4.7 million for the three months ended March 31, 2006 and approximately $109.2 million for the comparable period in 2005. The amounts used in 2005 reflect both capital expenditure purchases and the acquisition of Mayflower.
Net cash used in financing activities totaled approximately $0.3 million for the three months ended March 31, 2006, compared to net cash provided of approximately $100.0 million in the same period of 2005. The net cash from financing activities in 2005 was principally related to additional borrowings related to the acquisition of Mayflower.
Debt and Credit Facilities
As of March 31, 2006, we had an aggregate of $190.2 million of outstanding indebtedness excluding $1.5 million of outstanding letters of credit under various financing arrangements. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of March 31, 2006.
In August 2004, in connection with our initial public offering, we entered into a $105.0 million senior credit facility, consisting of a $65.0 million term loan and a $40.0 million revolving line of credit. We used borrowings under the term loan, together with proceeds of the offering to repay all of our existing borrowings under our then existing senior credit facilities and to repay all of our then existing subordinated indebtedness. In connection with this senior credit facility, we recorded a loss in the third quarter of 2004 on the early extinguishment of debt of approximately $1.6 million related to unamortized deferred financing fees.

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
As of March 31, 2006, under our senior credit facility we had borrowings of $3.9 million under our revolving credit facility and term loans of $35.9 million. The weighted average rate on these borrowings, for the quarter ended March 31, 2006, was 6.6%.
The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $5.8 million in third party fees relating to the credit agreement and senior notes were capitalized at March 31, 2006 and are being amortized over the life of the agreements.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2005.
ITEM 4 — CONTROLS AND PROCEDURES
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
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits:
10.1	Commercial Vehicle Group, Inc. 2006 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on March 28, 2006).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: May 5, 2006	By	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer