Form 10-Q
period 2006-06-30
Commercial Vehicle Group, Inc.
filed 2006-08-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐            No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2006 was 21,152,461 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$234,787	$196,091	$464,132	$348,506
COST OF REVENUES	194,590	159,949	385,201	286,112

Gross Profit	40,197	36,142	78,931	62,394
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,247	10,172	26,399	19,721
AMORTIZATION EXPENSE	103	140	208	164

Operating Income	26,847	25,830	52,324	42,509
OTHER INCOME	(1,308)	(392)	(1,078)	(3,272)
INTEREST EXPENSE	3,849	3,315	7,739	5,482
LOSS ON EARLY EXTINGUISHMENT OF DEBT	318	—	318	—

Income Before Provision for Income Taxes	23,988	22,907	45,345	40,299
PROVISION FOR INCOME TAXES	8,494	8,722	16,443	15,228

NET INCOME	$15,494	$14,185	$28,902	$25,071

EARNINGS PER COMMON SHARE:
Basic	$0.73	$0.79	$1.37	$1.39

Diluted	$0.72	$0.78	$1.35	$1.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,119	17,987	21,070	17,987

Diluted	21,501	18,260	21,486	18,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,303	$40,641
Accounts receivable, net of reserve for doubtful accounts of $6,461 and $6,087, respectively	144,360	114,116
Inventories, net	74,798	69,053
Prepaid expenses and other current assets	7,863	4,724
Deferred income taxes	11,840	12,571

Total current assets	254,164	241,105

PROPERTY, PLANT AND EQUIPMENT, net	81,928	80,415
GOODWILL	127,445	125,607
INTANGIBLE ASSETS, net of accumulated amortization of $646 and $451, respectively	84,382	84,577
OTHER ASSETS, net	12,723	12,179

TOTAL ASSETS	$560,642	$543,883

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,878	$5,309
Accounts payable	85,201	73,709
Accrued liabilities	45,430	42,983

Total current liabilities	132,509	122,001

LONG-TERM DEBT, net of current maturities	161,771	185,700
DEFERRED TAX LIABILITIES	8,802	8,802
OTHER LONG-TERM LIABILITIES	21,887	25,303

Total liabilities	324,969	341,806

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,152,461 and 21,145,954 shares issued and outstanding, respectively	211	211
Additional paid-in capital	171,728	169,252
Retained earnings	62,859	33,957
Accumulated other comprehensive income (loss)	875	(1,343)

Total stockholders’ investment	235,673	202,077

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$560,642	$543,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,902	$25,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,312	5,900
Noncash amortization of debt financing costs	463	372
Loss on early extinguishment of debt	318	—
Stock-based compensation expense	965	—
(Gain)/loss on sale of assets	(367)	63
Pension and post-retirement curtailment gain	(3,865)	—
Deferred income tax provision	787	1,262
Noncash gain on forward exchange contracts	(1,067)	(3,238)
Change in other operating items	(23,390)	(8,522)

Net cash provided by operating activities	10,058	20,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,501)	(5,513)
Proceeds from disposal/sale of property, plant and equipment	219	—
Proceeds from disposal/sale of other assets	1,800	—
Post-acquisition and acquisitions payments, net of cash received	(693)	(163,185)
Other assets and liabilities	(270)	—

Net cash used in investing activities	(7,445)	(168,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	1,059	—
Excess tax benefits from equity incentive plans	151	—
Repayment of revolving credit facility	(4,925)	(97,804)
Borrowings under revolving credit facility	4,030	163,138
Long-term borrowings	—	225,733
Repayments of long-term borrowings	(27,375)	(139,248)
Other, net	(53)	21

Net cash (used in) provided by financing activities	(27,113)	151,840

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(838)	(1,507)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,338)	2,543
CASH AND CASH EQUIVALENTS:
Beginning of period	40,641	1,396

End of period	$15,303	$3,939

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,126	$4,910

Cash paid for income taxes, net	$11,254	$9,710

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
The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its fiscal 2005 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of determining the impact of the adoption of this authoritative guidance on our financial statements.
3. Share-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 as an alternative method of accounting for share-based compensation arrangements. SFAS No. 123(R) also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of share-based compensation arrangements and clarifies the guidance of SFAS No. 123, Accounting for Stock-Based Compensation, in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.
The Company estimates the adoption of SFAS No. 123(R), using the modified prospective application method, will result in pre-tax compensation expense of approximately $1.7 million in 2006 based on the Company’s current share-based compensation arrangements. The compensation expense that has been charged against income for those plans was approximately $0.4 million and $1.0 million for the three and six month periods ended June 30, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.1 million and $0.3 million for the three and six month periods ended June 30, 2006, respectively. Because the Company accounted for its share-based compensation arrangements under APB Opinion No. 25 prior to adopting SFAS No. 123(R), the Company’s net income for the three and six month periods ended June 30, 2005 does not include any compensation expense related to these arrangements.
For the three and six month periods ended June 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense of approximately $0.1 million and $0.3 million, respectively. The incremental share-based compensation expense caused income before provision for income taxes to decrease for the three and six month periods ended June 30, 2006 by approximately $0.1 million and $0.3 million, respectively, and net income to decrease for the same periods by approximately $0.1 million and $0.2 million, respectively. In addition, basic and diluted earnings per share decreased by $0.01 and $0.01, respectively, for the three month period ended June 30, 2006 and $0.01 and $0.00, respectively, for the six month period ended June 30, 2006. Cash provided by operating activities decreased and cash provided by financing activities increased by approximately $0.1 million and $0.2 million for the three and six month periods ended June 30, 2006, respectively, related to excess tax benefits from share-based payment arrangements.
The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to awards granted under the Company’s Amended and Restated Equity Incentive Plan prior to the adoption of this standard for the three and six month periods ended June 30, 2005 (in thousands, except per share amounts - unaudited):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$14,185	$25,071
(Less): Stock-based compensation expense determined under the the fair-value-based method for all awards, net of related tax effects	(166)	(334)

Pro forma net income	$14,019	$24,737

Basic net earnings per share:
As reported	$0.79	$1.39

Pro forma	$0.78	$1.38

Diluted net earnings per share:
As reported	$0.78	$1.37

Pro forma	$0.77	$1.35

Stock Options and Restricted Stock Grants
In 1998, the Company issued options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008. The options were granted at exercise prices determined to be at or above fair value on the date of grant.
In May 2004, the Company granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten year term and the original terms provided for 50% of such options becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, the Company modified the terms of these options such that they became 100% vested immediately.
In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of June 30, 2006, there was approximately $1.0 million of unearned compensation related to nonvested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for sales and forfeitures and will be recognized on a straight-line basis over the remaining period of 16 months.
In November 2005, 168,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in

November 2005 vest ratably in three equal annual installments commencing on October 20, 2006. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of June 30, 2006, there was approximately $2.6 million of unearned compensation related to nonvested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for sales and forfeitures and will be recognized on a straight-line basis over the remaining period of 28 months.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based grants with the following weighted-average assumptions:

2004
Stock
Option
Grants
Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
The Company estimates the forfeiture rate for its stock option and restricted stock grants at 12.8% and 7.1%, respectively, for all participants of each plan.
A summary of the status of the Company’s stock options as of June 30, 2006 and changes during the six month period ending June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Stock Options	(000's)	Price	Life (Years)	Value (000's)
Outstanding at December 31, 2005	1,219	$10.45	—	$—
Granted	—	—	—	—
Exercised	(174)	6.17	—	2,355
Forfeited	(23)	15.84	—	—

Oustanding at June 30, 2006	1,022	$11.06	8.0	$9,326

Exercisable at June 30, 2006	666	$8.49	7.8	7,472

The following table summarizes information about the nonvested stock option and restricted stock grants as of June 30, 2006:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Options	Grant-Date	Shares	Grant-Date
	(000's)	Fair Value	(000's)	Fair Value
Nonvested at December 31, 2005	380	$3.34	167	$19.50
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(23)	3.34	(1)	19.50

Nonvested at June 30, 2006	357	$3.34	166	$19.50

As of June 30, 2006, a total of 286,550 shares were available from the original 1.0 million shares authorized for award under the Company’s Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
4. Accounts Receivable
Trade accounts receivable are stated at historical value less allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific identification procedures, the Company’s general policy for uncollectible accounts is to reserve at a certain percentage threshold, based upon the aging categories of accounts receivable. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed to be uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.
5. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$49,188	$46,218
Work in process	11,865	12,571
Finished goods	17,999	13,655
Less excess and obsolete	(4,254)	(3,391)

	$74,798	$69,053

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on the Company’s estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
6. Stockholders’ Investment
Common Stock — The authorized capital stock of the Company consists of 30,000,000 shares of common stock with a par value of $0.01 per share. In August 2004, the Company reclassified all of its existing classes of common stock, which effectively resulted in a 38.991-to-one stock split. The stock split has been reflected as of the beginning of all periods presented.
Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of June 30, 2006.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R). Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2006 and 2005 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for June 30, 2006, the effect of nonvested restricted stock (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income applicable to common shareholders — basic and diluted	$15,494	$14,185	$28,902	$25,071

Weighted average number of common shares outstanding	21,119	17,987	21,070	17,987
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	382	273	416	292

Dilutive shares outstanding	21,501	18,260	21,486	18,279
Basic earnings per share	$0.73	$0.79	$1.37	$1.39

Diluted earning per share	$0.72	$0.78	$1.35	$1.37

Dividends — The Company has not declared or paid any cash dividends in the past. The terms of the Company’s credit agreement restricts the payment or distribution of the Company’s cash or other assets, including cash dividend payments.

7. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Revolving credit facilities bore interest at a weighted average of 6.6% as of June 30, 2006 and 6.6% as of December 31, 2005	$2,772	$3,446
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.8% as of June 30, 2006 and 6.3% as of December 31, 2005	10,518	37,152
8.0% senior notes due 2013	150,000	150,000
Other	359	411

	163,649	191,009
Less current maturities	1,878	5,309

	$161,771	$185,700

Credit Agreement — The Company accounts for its Revolving Credit Facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its Term Loan and 8.0% Senior Notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Historically, the Company has periodically amended the terms of its revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. The Company has not modified the terms of its 8.0% Senior Notes subsequent to the original offering date. In connection with an amendment of the Company’s revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and if applicable, any outstanding deferred fees are written off and expensed proportionately or in total, as appropriate per the guidance of EITF 98-14. In connection with an amendment of the Company’s term loan, under the terms of EITF 96-19, bank and any third-party fees are either written-off and expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.
In connection with our August 2004 initial public offering (IPO), the Company entered into a $105.0 million senior credit agreement, consisting of a $40.0 million revolving credit facility and a $65.0 million term loan. We used borrowings under the term loan, together with proceeds of the IPO to repay all amounts outstanding under our then-existing senior credit agreement and our then-existing subordinated indebtedness. In connection with this senior credit agreement, we recorded a loss on early extinguishment of debt of approximately $1.6 million, relating to outstanding deferred fees from our prior debt agreements.
In connection with the February 2005 acquisition of Mayflower, the Company amended its senior credit agreement to increase the revolving credit facility from approximately $40.0 million to $75.0 million and the term loan from approximately $65.0 million to $145.0 million. We used borrowings of approximately $106.4 million under our amended senior credit agreement to fund substantially all of the purchase price of the Mayflower acquisition. The revolving credit facility is available until January 31, 2010 and the term loan is due and payable on December 31, 2010. In connection with this change in its senior credit agreement, the Company incurred bank fees totaling approximately $1.7 million that were deferred and are being amortized over the term of the agreement (until 2010).
In connection with the June 2005 acquisition of Monona, the Company amended its senior credit agreement to increase the revolving credit facility from approximately $75.0 million to $100.0 million. We used borrowings of approximately $58.0 million under our amended senior credit agreement to fund substantially all of the purchase price of the Monona acquisition. The revolving credit facility is available until January 31, 2010 and the term loan is due and payable on December 31, 2010. This amendment increased certain baskets in the lien, investments and asset disposition covenants to reflect the Company’s increased size as a result of the Mayflower and Monona acquisitions. In connection with this change in its senior credit agreement, the Company incurred bank fees totaling approximately $0.4 million that were deferred and are being amortized over the term of the agreement (until 2010).
In connection with the July 2005 secondary public equity offering and private offering of $150.0 million aggregate principal amount of 8.0% senior notes due 2013, the Company entered into additional amendments to the senior credit agreement that provided for, among other things, the occurrence of these offerings. The net proceeds of approximately $190.8 million from these offerings were primarily used to repay indebtedness under the senior credit agreement. In connection with the July 2005 8.0% Senior Notes offering, the Company incurred third-party fees totaling approximately $4.3 million that were deferred and are being amortized over the term of the notes (until 2013).
In December 2005, the Company amended its senior credit agreement to increase its annual capital expenditure limit from approximately $25.0 million per annum to $40.0 million per annum in connection with the Company’s growth and development strategy.
On June 30, 2006, the Company repaid approximately $25.0 million of its U.S. dollar denominated term loan. The repayment of the term loan reduced the overall borrowing capacity on the existing senior credit agreement from approximately $140 to $115 million. In connection with this loan repayment, approximately $0.3 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.
As of June 30, 2006 approximately $5.3 million in deferred fees relating to previous amendments of the Company’s senior credit agreement and fees related to the 8.0% Senior Note offering were outstanding and are being amortized over the life of the agreements.
The senior credit agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of June 30, 2006, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $2.8 million of the revolving credit facility borrowings and approximately $10.5 million of the term loan were denominated in British pounds sterling.
Terms, Covenants and Compliance Status - The Company’s senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. The Company was in compliance with respect to these covenants as of June 30, 2006. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. Borrowings under the senior credit agreement are secured by specifically identified assets of the Company, comprising in total, substantially all assets of the Company. Additionally, as of June 30, 2006, the Company had outstanding letters of credit of approximately $1.5 million.
8. Goodwill and Intangible Assets
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
The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142. The Company reviews amortizing intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. The Company’s reporting unit is consistent with the reportable segment identified in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2005. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. With regard to indefinite-lived and amortizing intangible assets, the Company’s management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of such assets should be assessed include, but are not limited to: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill and indefinite-lived (SFAS No. 142) and amortizing intangible asset (SFAS No. 144) impairment analysis, which was performed during the second quarter of fiscal 2006, did not result in an impairment charge.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. The valuation approaches the Company uses include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods) to estimate the fair value of the reporting unit; earnings are emphasized in the Discounted Cash Flow, Guideline Company, and the Transaction Methods.. In addition, these methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples that are based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.
The components of the Company’s acquired intangible assets as of June 30, 2006 and December 31,
2005 were as follows (in thousands):

	June 30, 2006
	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Amortizing intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(427)	$9,363
Licenses	7 years	438	(219)	219

		$10,228	$(646)	$9,582

Non-amortizing intangible assets:
Goodwill		$127,445	$—	$127,445
Customer relationship		74,800	—	74,800

		$202,245	$—	$202,245

Total consolidated goodwill and intangible assets				$211,827

	December 31, 2005
	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Amortizing intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(263)	$9,527
Licenses	7 years	438	(188)	250

		$10,228	$(451)	$9,777

Non-amortizing intangible assets:
Goodwill		$125,607	$—	$125,607
Customer relationship		74,800	—	74,800

		$200,407	$—	$200,407

Total consolidated goodwill and intangible assets				$210,184

The aggregate acquired intangible amortization was approximately $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2006 and 2005 and approximately $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2006 and 2005.

The estimated acquired intangible asset amortization expenses for the fiscal year ending December 31, 2006, and for the five succeeding years is as follows (in thousands):

Estimated
Fiscal Year Ended	Amortization
December 31,	Expense
2006	$389
2007	$389
2008	$389
2009	$389
2010	$326
2011	$326
The changes in the carrying amounts of goodwill for the six months ended June 30, 2006, were as follows (in thousands):

Balance — December 31, 2005	$125,607
Post-acquisition adjustments	693
Asset sale	(440)
Currency translation adjustment	1,585

Balance — June 30, 2006	$127,445

During May 2006, the Company sold certain assets and liabilities of its Livingston, Wisconsin operations for approximately $2.0 million. As part of this transaction, the Company wrote-off and expensed approximately $0.4 million of the goodwill that was recorded in connection with its 2005 acquisition of Monona.
9. Comprehensive Income
The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of June 30, 2006 (in thousands):

Foreign currency translation adjustment	$3,801
Minimum pension liability	(2,926)

$875

Comprehensive income for the six months ended June 30 was as follows (in thousands):

	2006	2005
Net income	$28,902	$25,071
Other comprehensive income:
Foreign currency translation adjustment	2,218	(2,900)
Minimum pension liability adjustment	—	(505)

Comprehensive income	$31,120	$21,666

10. Commitments and Contingencies
Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2006 (in thousands):

Balance — Beginning of period	$7,117
Additional provisions recorded	1,770
Deduction for payments made	(2,161)
Currency translation adjustment	26

Balance — End of period	$6,752

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
The following table summarizes the notional amount of the Company’s open foreign exchange contracts at June 30, 2006 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value
Comments to sell currencies:
U.S. dollar	$(1,119)	$(1,137)	$(1,119)
Eurodollar	43,012	56,922	55,826
Swedish krona	15,260	2,110	2,123
Japanese yen	3,300,000	34,638	30,486
Australian dollar	3,620	2,808	2,689
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $5.3 million and $4.3 million is included in other assets in the condensed consolidated balance sheet at June 30, 2006 and December 31, 2005, respectively.
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
11. Defined Benefit and Post-Retirement Benefit Plans
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

The components of net periodic benefit cost related to the defined benefit and post-retirement benefit plans for the three months ending June 30, is as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Service cost	$119	$389	$13	$241	$10	$69
Interest cost	409	410	541	454	26	109
Expected return on plan assets	(414)	(401)	(514)	(470)	—	—
Amortization of prior service costs	—	—	—	4	—	—
Curtailment (gain)/loss	(500)	—	142	—	(2,058)	—
Special termination benefits	12	—	—	—	261	—
Recognized actuarial loss	—	—	41	81	—	—

Net periodic benefit cost	$(374)	$398	$223	$310	$(1,761)	$178

The components of net periodic benefit cost related to the defined benefit and post-retirement benefit plans for the six months ending June 30, is as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Service cost	$401	$611	$218	$512	$40	$96
Interest cost	824	645	1,048	964	78	145
Expected return on plan assets	(829)	(631)	(976)	(999)	—	—
Amortization of prior service costs	—	—	5	10	—	—
Curtailment (gain)/loss	(1,949)	—	142	—	(2,058)	—
Special termination benefits	35	—	—	—	354	—
Recognized actuarial loss	—	—	154	171	—	—

Net periodic benefit cost	$(1,518)	$625	$591	$658	$(1,586)	$241

During the three and six month periods ended June 30, 2006, the Company recorded a net curtailment gain of approximately $2.4 million and $3.9 million, respectively, relating to the freeze of its salaried pension and other post-retirement benefits plans at its United States and United Kingdom based operations.
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2.3 million to its pension plans in 2006. As of June 30, 2006, approximately $0.7 million of contributions have been made to its pension plans. The Company anticipates contributing an additional $1.5 million to its pension plans in 2006 for total estimated contributions during 2006 of $2.2 million.
12. Related Party Transactions
On May 1, 2004, we entered into a Product Sourcing Assistance Agreement with Baird Asia Limited (“BAL”), an affiliate of Baird Capital Partners III L.P. Pursuant to the Agreement, BAL assisted us in procuring materials and parts from Asia, including the countries of China, Malaysia, Hong Kong and Taiwan. BAL received as compensation a percentage of the price of the materials and parts supplied to us, of at least 2% of the price but not exceeding 10% of the price, to be determined on a case by case basis. For the six months ended June 30, 2005, the Company incurred expenses of approximately $0.6 million for the value of goods and services purchased under this agreement. Of this amount, approximately $0.1 million was retained by Baird Asia Limited as its commission under the Product Sourcing Assistance Agreement. In connection with the sale of stock during 2005, BAL was no longer a related party as of December 31, 2005.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$201,327	$34,935	$(1,475)	$234,787
COST OF REVENUES	—	166,610	29,221	(1,241)	194,590

Gross Profit	—	34,717	5,714	(234)	40,197
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,080	3,331	(164)	13,247
AMORTIZATION EXPENSE	—	103	—	—	103

Operating Income	—	24,534	2,383	(70)	26,847
OTHER EXPENSE (INCOME)	—	22	(1,330)	—	(1,308)
INTEREST EXPENSE	—	3,507	342	—	3,849
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Provision for Income Taxes	—	20,723	3,335	(70)	23,988
PROVISION FOR INCOME TAXES	—	7,214	1,280	—	8,494

NET INCOME	$—	$13,509	$2,055	$(70)	$15,494

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$398,797	$68,292	$(2,957)	$464,132
COST OF REVENUES	—	330,859	56,955	(2,613)	385,201

Gross Profit	—	67,938	11,337	(344)	78,931
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	19,962	6,705	(268)	26,399
AMORTIZATION EXPENSE	—	208	—	—	208

Operating Income	—	47,768	4,632	(76)	52,324
OTHER EXPENSE (INCOME)	—	14	(1,092)	—	(1,078)
INTEREST EXPENSE	—	7,124	615	—	7,739
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Provision for Income Taxes	—	40,348	5,073	(76)	45,345
PROVISION FOR INCOME TAXES	—	14,569	1,874	—	16,443

NET INCOME	$—	$25,779	$3,199	$(76)	$28,902

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$14,298	$1,005	$—	$15,303
Accounts receivable, net	—	170,257	30,728	(56,625)	144,360
Inventories, net	—	54,667	20,286	(155)	74,798
Prepaid expenses and other current assets	—	5,264	2,599	—	7,863
Deferred income taxes	—	13,549	(1,709)	—	11,840

Total current assets	—	258,035	52,909	(56,780)	254,164
PROPERTY, PLANT AND EQUIPMENT, net	—	75,894	6,034	—	81,928
INVESTMENT IN SUBSIDIARIES	362,032	1,201	1,715	(364,948)	—
GOODWILL	—	104,009	23,436	—	127,445
INTANGIBLE ASSETS, net	—	84,382	—	—	84,382
OTHER ASSETS, net	—	18,064	7,314	(12,655)	12,723

TOTAL ASSETS	$362,032	$541,585	$91,408	$(434,383)	$560,642

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$1,878	$—	$—	$1,878
Accounts payable	—	124,790	17,036	(56,625)	85,201
Accrued liabilities	—	41,444	3,986	—	45,430

Total current liabilities	—	168,112	21,022	(56,625)	132,509
LONG-TERM DEBT, net of current maturities	—	148,482	13,289	—	161,771
DEFERRED TAX LIABILITIES	—	22,273	(816)	(12,655)	8,802
OTHER LONG-TERM LIABILITIES	—	16,452	5,435	—	21,887

Total liabilities	—	355,319	38,930	(69,280)	324,969
STOCKHOLDERS’ INVESTMENT	362,032	186,266	52,478	(365,103)	235,673

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$362,032	$541,585	$91,408	$(434,383)	$560,642

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$25,780	$3,198	$(76)	$28,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,406	906	—	7,312
Noncash amortization of debt financing costs	—	442	21	—	463
Loss on early extinguishment of debt	—	282	36	—	318
Stock-based compensation expense	—	965	—	—	965
(Gain)/loss on sale of assets	—	(369)	2	—	(367)
Pension and post-retirement curtailment (gain)/loss	—	(4,007)	142	—	(3,865)
Deferred income tax provision	—	—	787	—	787
Noncash gain on forward exchange contracts	—	—	(1,067)	—	(1,067)
Change in other operating items	—	(21,797)	(1,669)	76	(23,390)

Net cash provided by operating activities	—	7,702	2,356	—	10,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7,682)	(819)	—	(8,501)
Proceeds from disposal/sale of property, plant and equipment	—	219	—	—	219
Proceeds from disposal/sale of other assets	—	1,800	—	—	1,800
Post-acquisition and acquisitions payments, net of cash received	—	(693)	—	—	(693)
Other asset and liabilities	—	(270)	—	—	(270)

Net cash used in investing activities	—	(6,626)	(819)	—	(7,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	1,059	—	—	1,059
Excess tax benefits from equity incentive plans	—	151	—	—	151
Repayment of revolving credit facility	—	—	(4,925)	—	(4,925)
Borrowings under revolving credit facility	—	—	4,030	—	4,030
Repayments of long-term borrowings		(26,591)	(784)	—	(27,375)
Other, net	—	(501)	448	—	(53)

Net cash used in financing activities	—	(25,882)	(1,231)	—	(27,113)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(49)	(789)	—	(838)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(24,855)	(483)	—	(25,338)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$14,298	$1,005	$—	$15,303

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$165,401	$32,492	$(1,802)	$196,091
COST OF SALES	—	134,875	26,785	(1,711)	159,949

Gross Profit	—	30,526	5,707	(91)	36,142
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	7,235	3,028	(91)	10,172
AMORTIZATION EXPENSE	—	140	—	—	140

Operating Income	—	23,151	2,679	—	25,830
OTHER INCOME	—	(26)	(366)	—	(392)
INTEREST EXPENSE	—	2,953	362	—	3,315

Income Before Provision for Income Taxes	—	20,224	2,683	—	22,907
PROVISION FOR INCOME TAXES	—	7,883	839	—	8,722

NET INCOME	$—	$12,341	$1,844	$—	$14,185

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$287,534	$63,321	$(2,349)	$348,506
COST OF SALES	—	235,857	52,414	(2,159)	286,112

Gross Profit	—	51,677	10,907	(190)	62,394
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	13,783	6,128	(190)	19,721
AMORTIZATION EXPENSE	—	164	—	—	164

Operating Income	—	37,730	4,779	—	42,509
OTHER INCOME	—	(34)	(3,238)	—	(3,272)
INTEREST EXPENSE	—	4,780	702	—	5,482

Income Before Provision for Income Taxes	—	32,984	7,315	—	40,299
PROVISION FOR INCOME TAXES	—	12,724	2,504	—	15,228

NET INCOME	$—	$20,260	$4,811	$—	$25,071

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$20,260	$4,811	$—	$25,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	4,854	1,046	—	5,900
Noncash amortization of debt financing costs	—	306	66	—	372
Loss on sale of assets	—	63	—	—	63
Deferred income tax provision	—	—	1,262	—	1,262
Noncash gain on forward exchange contracts	—	—	(3,238)	—	(3,238)
Change in other operating items	—	(9,159)	637	—	(8,522)

Net cash provided by operating activities	—	16,324	4,584	—	20,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,795)	(718)	—	(5,513)
Acquisitions and post-acquisition payments, net of cash received		(163,766)	581	—	(163,185)

Net cash used in investing activities	—	(168,561)	(137)	—	(168,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(89,541)	(8,263)	—	(97,804)
Borrowings under revolving credit facility	—	157,068	6,070	—	163,138
Long-term borrowings		225,733	—	—	225,733
Repayments of long-term borrowings		(138,560)	(688)	—	(139,248)
Other, net	—	(479)	500	—	21

Net cash provided by (used in) financing activities	—	154,221	(2,381)	—	151,840

EFFECT OF CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	—	2	(1,509)	—	(1,507)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	1,986	557	—	2,543
CASH AND CASH EQUIVALENTS:
Beginning of period	—	394	1,002	—	1,396

End of period	$—	$2,380	$1,559	$—	$3,939

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0
Cost of Revenues	82.9	81.6	83.0	82.1

Gross Profit	17.1	18.4	17.0	17.9
Selling, General and Administrative Expenses	5.7	5.2	5.7	5.7
Amortization Expense	—	—	—	—

Operating Income	11.4	13.2	11.3	12.2
Other Expense (Income)	(0.6)	(0.2)	(0.3)	(1.0)
Interest Expense	1.7	1.7	1.7	1.6
Loss on Early Extinguishment of Debt	0.1	—	0.1	—

Income Before Provision for Income Taxes	10.2	11.7	9.8	11.6
Provision for Income Taxes	3.6	4.5	3.6	4.4

Net Income	6.6%	7.2%	6.2%	7.2

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues. Revenues increased approximately $38.7 million, or 19.7%, to $234.8 million in the three months ended June 30, 2006 from $196.1 million in the three months ended June 30, 2005. This increase resulted primarily from the acquisitions of Monona and Cabarrus which contributed approximately $22.0 million of increased revenue. Organic growth, product pricing adjustments and changes in product mix and content equated to approximately $17.0 million of increased revenues. Foreign exchange fluctuations reduced revenues by approximately $0.3 million from the prior year period.
Gross Profit. Gross profit increased approximately $4.1 million, or 11.2%, to $40.2 million in the three months ended June 30, 2006 from $36.1 million in the three months ended June 30, 2005. As a percentage of revenues, gross profit decreased to 17.1% in the three months ended June 30, 2006 from 18.4% in the three months ended June 30, 2005. This decrease resulted primarily from the continuing pressures on raw material commodities such as steel, copper and petroleum-based products and services as well as increased administrative and operating expenses versus the prior year period, which offset certain pre-tax gains as a result of changes made to certain retiree medical programs during the three months ended June 30, 2006.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.1 million to $13.2 million in the three months ended June 30, 2006 from $10.2 million in the three months ended June 30, 2005. This increase resulted primarily from the Monona and Cabarrus acquisitions and costs related to the adoption of SFAS No. 123(R), Share-Based Payment.
Amortization Expense. Amortization expense decreased approximately $37 thousand to $103 thousand in the three months ended June 30, 2006 from $140 thousand in the three months ended June 30, 2005. The excess amortization expense recorded in the three months ended June 30, 2005, primarily resulted from the final allocation of acquired intangible assets and the resulting determination of associated periodic amortization.
Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The approximately $1.3 million gain in the three months ended June 30, 2006 and the approximately $0.4 million gain in the three months ended June 30, 2005 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.

Interest Expense. Interest expense increased approximately $0.5 million to $3.8 million in the three months ended June 30, 2006 from $3.3 million in the three months ended June 30, 2005. This increase was primarily due to an increase in average interest rates.
Loss on Early Extinguishment of Debt. In connection with the June 30, 2006, repayment of approximately $25.0 million of our U.S. Dollar denominated term loan, we wrote off a proportionate amount of our debt financing costs of approximately $0.3 million.
Provision for Income Taxes. Our effective tax rate was 35.4% for the three months ended June 30, 2006 and 38.1% for the same period in 2005. An income tax provision of approximately $8.5 million was made for the three months ended June 30, 2006 compared to an income tax provision of $8.7 million for the three months ended June 30, 2005. The decrease in effective rate quarter over quarter can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the impact of tax credits and other permanent items during the quarter ended June 30, 2006.
Net Income. Net income increased approximately $1.3 million to $15.5 million in the three months ended June 30, 2006, compared to $14.2 million in the three months ended June 30, 2005, primarily as a result of the factors discussed above.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues. Revenues increased approximately $115.6 million, or 33.2%, to $464.1 million in the six months ended June 30, 2006 from $348.5 million in the six months ended June 30, 2005. This increase resulted primarily from the acquisitions of Mayflower, Monona and Cabarrus which contributed approximately $74.0 million of increased revenue. In addition, a 7.0% increase in North American Class 8 heavy truck production, organic growth, product pricing adjustments and changes in product mix and content equated to approximately $43.1 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $1.1 million. Foreign exchange fluctuations reduced revenues by approximately $2.6 million from the prior year period.
Gross Profit. Gross profit increased approximately $16.5 million, or 26.5%, to $78.9 million in the six months ended June 30, 2006 from $62.4 million in the six months ended June 30, 2005. As a percentage of revenues, gross profit decreased to 17.0% in the six months ended June 30, 2006 from 17.9% in the six months ended June 30 2005. This decrease resulted primarily from the continuing pressures on raw material commodities such as steel, copper and petroleum-based products and services and increased administrative and operating expenses versus the prior year period, which offset certain pre-tax gains as a result of changes made to certain retiree medical and salaried pension programs during the six months ended June 30, 2006.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $6.7 million to $26.4 million in the six months ended June 30, 2006 from $19.7 million in the six months ended June 30, 2005. This increase resulted primarily from the Mayflower, Monona and Cabarrus acquisitions.
Amortization Expense. Amortization expense increased approximately $44 thousand to $208 thousand in the six months ended June 30, 2006 from $164 thousand in the six months ended June 30, 2005 primarily resulting from acquired intangible assets from the Mayflower and Monona acquisitions.
Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The approximately $1.1 million gain in the six months ended June 30, 2006 and the $3.3 million gain in the six months ended June 30, 2005 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense increased approximately $2.2 million to $7.7 million in the six months ended June 30, 2006 from $5.5 million in the six months ended June 30, 2005, primarily as a result of higher average interest rates and debt balances due to the acquisitions of Mayflower and Monona.

Loss on Early Extinguishment of Debt. In connection with the June 30, 2006, repayment of approximately $25.0 million of our U.S. dollar denominated term loan, we wrote off a proportionate amount of our debt financing costs of approximately $0.3 million.
Provision for Income Taxes. Our effective tax rate was 36.3% for the six months ended June 30, 2006 and 37.8% for the same period in 2005. An income tax provision of approximately $16.4 million was made for the six months ended June 30, 2006 compared to an income tax provision of $15.2 million for the six months ended June 30, 2005. The decrease in effective rate can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the impact of tax credits and other permanent items during the six-month period ended June 30, 2006.
Net Income. Net income increased approximately $3.8 million to $28.9 million in the six months ended June 30, 2006, compared to $25.1 million in the six months ended June 30, 2005, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2006, net cash provided by operations was approximately $10.1 million compared to net cash provided by operations of $20.9 million from the prior year period, primarily as a result of the change in accounts receivable for the six months ended June 30, 2006.
Net cash used in investing activities was approximately $7.4 million for the six months ended June 30, 2006 and approximately $168.7 million for the comparable period in 2005. The net cash used in the six months ended June 30, 2006 includes approximately $2.0 million of cash inflow to account for our receipt of payment for the sale of certain assets and liabilities of our Livingston, Wisconsin operations in May 2006. The net cash used in 2005 reflect both capital expenditure purchases and the acquisitions of Mayflower and Monona.
Net cash used in financing activities was approximately $27.1 million for the six months ended June 30, 2006, compared to net cash provided of approximately $151.8 million in the same period of 2005. The net cash used in financing activities for the six months ended June 30, 2006 included a repayment of approximately $25.0 million of our U.S. denominated term loan on June 30, 2006. The net cash from financing activities in 2005 was principally related to additional borrowings related to the acquisitions of Mayflower and Monona and the amendments to our senior credit amendment.
Debt and Credit Facilities
As of June 30, 2006, we had an aggregate of approximately $163.6 million of outstanding indebtedness excluding approximately $1.5 million of outstanding letters of credit under various financing arrangements.
On June 30, 2006, we repaid approximately $25.0 million of our U.S. dollar denominated term loan. The repayment of the term loan reduced the overall borrowing capacity on the existing senior credit agreement from approximately $140 to $115 million. In connection with this loan repayment, approximately $0.3 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.
As of June 30, 2006, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $2.8 million of the revolving credit facility borrowings and approximately $10.5 million of the term loan were denominated in British pounds sterling. The weighted average rate of these borrowings for the six months ended June 30, 2006 was 6.6%.
Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $5.3 million in deferred fees relating to the credit agreement and senior notes were outstanding at June 30, 2006 and are being amortized over the life of the agreements.
Under the terms of our senior credit agreement, the revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $100.0 million. Borrowings under the senior credit agreement bear interest at a floating rate which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarters(s) Ending	Leverage Ratio
12/31/05 through 09/30/06	2.75 to 1.00
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of June 30, 2006.
We believe that cash flow from operating activities together with available borrowings under our senior credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and additional opportunities, which may require additional debt or equity financing.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2005.
ITEM 4 – CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
During the three months ended June 30, 2006, we completed an implementation of Oracle Financials, an enterprise resource planning software system, at one of our operations. With the implementation, new and modified processes were added to facilitate efficiencies and system-based controls. Apart from this change, there has been no other change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders:
At the annual meeting of stockholders held May 16, 2006:
a.	The following directors were elected for terms expiring at the annual meeting in 2009:

	Votes For	Votes Withheld
Mervin Dunn	19,520,870	879,094
S.A. Johnson	19,153,202	1,246,762
David R. Bovee and Scott D. Rued continue to serve as directors of the Company for terms expiring at the annual meeting in 2008; and Scott C. Arves, Robert C. Griffin and Richard A. Snell continue to serve as directors of the Company for terms expiring at the annual meeting in 2007.

b.	The Board of Directors removed from the ballot a proposed amendment to the Company’s Amended and Restated Equity Incentive Plan.

c.	Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

Shares Voted	Shares Voted
For Proposal	Against Proposal	Abstain	Broker Non-Votes
19,423,710	971,555	4,669	0

Item 6. Exhibits:
10.1	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn, (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on April 7, 2006).

10.2	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong, (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on April 7, 2006).

10.3	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup, (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on April 7, 2006).

10.4	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams, (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on April 7, 2006).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: August 4, 2006	By	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer