Form 10-Q
period 2006-09-30
Commercial Vehicle Group, Inc.
filed 2006-11-06
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50890
COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6530 West Campus Oval
New Albany, Ohio	43054
(Address of principal executive offices)	(Zip Code)
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
Yes ☐            No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2006 was 21,163,675 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$235,841	$205,859	$699,973	$554,365

COST OF REVENUES	195,044	169,364	580,245	455,476

Gross Profit	40,797	36,495	119,728	98,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,294	11,876	39,693	31,597

AMORTIZATION EXPENSE	104	53	312	217

Operating Income	27,399	24,566	79,723	67,075

OTHER INCOME	(1,642)	(325)	(2,720)	(3,598)

INTEREST EXPENSE	3,582	3,977	11,321	9,460

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,525	318	1,525

Income Before Provision for Income Taxes	25,459	19,389	70,804	59,688

PROVISION FOR INCOME TAXES	7,453	7,491	23,896	22,719

NET INCOME	$18,006	$11,898	$46,908	$36,969

EARNINGS PER COMMON SHARE:
Basic	$0.85	$0.58	$2.22	$1.96

Diluted	$0.84	$0.57	$2.18	$1.93

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,156	20,679	21,099	18,885

Diluted	21,548	20,918	21,507	19,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,896	$40,641
Accounts receivable, net of reserve for doubtful accounts of $6,009 and $6,087, respectively	146,752	114,116
Inventories, net	87,233	69,053
Prepaid expenses and other current assets	11,507	4,724
Deferred income taxes	13,345	12,571

Total current assets	280,733	241,105

PROPERTY, PLANT AND EQUIPMENT, net	84,695	80,415
GOODWILL	127,664	125,607
INTANGIBLE ASSETS, net of accumulated amortization of $744 and $451, respectively	84,284	84,577
OTHER ASSETS, net	14,293	12,179

TOTAL ASSETS	$591,669	$543,883

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,981	$5,309
Accounts payable	100,993	73,709
Accrued liabilities	43,562	42,983

Total current liabilities	146,536	122,001

LONG-TERM DEBT, net of current maturities	161,406	185,700
DEFERRED TAX LIABILITIES	8,802	8,802
OTHER LONG-TERM LIABILITIES	20,357	25,303

Total liabilities	337,101	341,806

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,163,675 and 21,145,954 shares issued and outstanding, respectively	212	211
Additional paid-in capital	172,285	169,252
Retained earnings	80,865	33,957
Accumulated other comprehensive income (loss)	1,206	(1,343)

Total stockholders’ investment	254,568	202,077

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$591,669	$543,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,908	$36,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,166	8,926
Noncash amortization of debt financing costs	679	619
Loss on early extinguishment of debt	318	1,525
Stock-based compensation expense	1,418	—
(Gain)/loss on sale of assets	(367)	78
Pension and post-retirement curtailment gain	(3,865)	—
Deferred income tax (benefit)/provision	(1,679)	1,361
Noncash gain on forward exchange contracts	(2,707)	(3,495)
Change in other operating items	(28,089)	(19,228)

Net cash provided by operating activities	23,782	26,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,051)	(9,332)
Proceeds from disposal/sale of property, plant and equipment	377	—
Proceeds from disposal/sale of other assets	1,800	—
Acquisitions payments, net of cash received	(606)	(175,528)
Other assets and liabilities	(420)	—

Net cash used in investing activities	(13,900)	(184,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	1,165	44,937
Excess tax benefits from equity incentive plans	148	—
Repayment of revolving credit facility	(24,640)	(203,219)
Borrowings under revolving credit facility	23,730	201,613
Long-term borrowings	—	227,459
Proceeds from issuance of 8% senior notes	—	150,000
Repayments of long-term borrowings	(27,786)	(237,223)
Other, net	(76)	104

Net cash (used in) provided by financing activities	(27,459)	183,671

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,168)	(1,712)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,745)	23,854
CASH AND CASH EQUIVALENTS:
Beginning of period	40,641	1,396

End of period	$21,896	$25,250

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,415	$5,774

Cash paid for income taxes, net	$19,440	$17,451

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
Revenues and operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of determining the impact of the adoption of this authoritative guidance on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in stockholders’ equity. The Company is required to initially recognize the funded status of its defined benefit pension and other postretirement benefit plans and to provide the required disclosures as of December 31, 2006. The Company estimated the effect of adoption based upon the most recent valuations of its pension and post-retirement benefit obligations at December 31, 2005. Although management continues to evaluate the effect that the recognition of the funded status of its plans will have on the Company’s consolidated balance sheet, the Company estimates the adoption will increase liabilities by approximately $5.0 million and reduce accumulated other comprehensive income, a component of stockholders’ investment, by a net after-tax amount of approximately $3.3 million, based on our current assumptions of discount rate and return on plan assets. However, the Company does not believe the implementation of SFAS No. 158 will have a significant impact on the Company’s credit or debt ratios or financing covenants.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated financial position and results of operations.
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
The Company estimates the adoption of SFAS No. 123(R), using the modified prospective application method, will result in pre-tax compensation expense of approximately $1.8 million in 2006 based on the Company’s current share-based compensation arrangements. The compensation expense that has been charged against income for those plans was approximately $0.5 million and $1.4 million for the three and nine month periods ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2006, respectively. Because the Company accounted for its share-based compensation arrangements under APB Opinion No. 25 prior to adopting SFAS No. 123(R), the Company’s net income for the three and nine month periods ended September 30, 2005 does not include any compensation expense related to these arrangements.
For the three and nine month periods ended September 30, 2006, the adoption of SFAS No. 123(R) resulted in incremental share-based compensation expense of approximately $0.2 million and $0.4 million, respectively. The incremental share-based compensation expense caused income before provision for income taxes to decrease for the three and nine month periods ended September 30, 2006 by approximately $0.2 million and $0.4 million, respectively, and net income to decrease for the same periods by approximately $0.1 million and $0.3 million, respectively. In addition, basic and diluted earnings per share decreased by $0.01 and $0.00, respectively, for the three month period ended September 30, 2006 and $0.02 and $0.02, respectively, for the nine month period ended September 30, 2006. Cash provided by operating activities decreased and cash provided by financing activities increased by approximately $5 thousand and $148 thousand for the three and nine month periods ended September 30, 2006, respectively, related to excess tax benefits from share-based payment arrangements.
The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to awards granted under the Company’s Amended and Restated Equity Incentive Plan prior to the adoption of this standard for the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts — unaudited):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$11,898	$36,969
(Less): Stock-based compensation expense determined under the the fair-value-based method for all awards, net of related tax effects	(257)	(364)

Pro forma net income	$11,641	$36,605

Basic earnings per share:
As reported	$0.58	$1.96

Pro forma	$0.56	$1.94

Diluted earnings per share:
As reported	$0.57	$1.93

Pro forma	$0.56	$1.91

Stock Option Grants and Restricted Stock Awards
In 1998, the Company granted options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008. The options were granted at exercise prices determined to be at or above fair value on the date of grant.
In May 2004, the Company granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten-year term and the original terms provided for 50% of the options becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, the Company modified the terms of these options such that they became 100% vested immediately.
In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of September 30, 2006, there was approximately $0.7 million of unearned compensation related to nonvested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for sales and forfeitures and will be recognized on a straight-line basis over the remaining period of 13 months.
In November 2005, 168,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest ratably in three equal annual installments commencing on October 20, 2006. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of September 30, 2006, there was approximately $2.2 million of unearned compensation related to nonvested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for sales and forfeitures and will be recognized on a straight-line basis over the remaining period of 25 months.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based grants with the following weighted-average assumptions:

2004
Stock
Option
Grants
Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
The Company currently estimates the forfeiture rate for its stock option and restricted stock grants at 9.8% and 7.4%, respectively, for all participants of each plan.

A summary of the status of the Company’s stock options as of September 30, 2006 and changes during the nine month period ending September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
Stock Options	(000’s)	Price	Life (Years)	(000’s)
Outstanding at December 31, 2005	1,219	$10.45	—	$—
Granted	—	—	—	—
Exercised	(185)	6.36	—	2,315
Forfeited	(29)	15.84	—	—

Oustanding at September 30, 2006	1,005	$11.05	7.7	$7,950

Exercisable at September 30, 2006	654	$8.48	7.5	$6,798

The following table summarizes information about the nonvested stock option and restricted stock grants as of September 30, 2006:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value
Nonvested at December 31, 2005	380	$3.34	167	$19.50
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(29)	3.34	(4)	19.50

Nonvested at September 30, 2006	351	$3.34	163	$19.50

As of September 30, 2006, a total of 294,883 shares were available from the original 1.0 million shares authorized for award under the Company’s Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
4. Accounts Receivable
Trade accounts receivable are stated at historical value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. If not reserved through specific identification procedures, the Company’s general policy for uncollectible accounts is to reserve at a certain percentage threshold, based upon the aging categories of accounts receivable. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.
5. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$60,515	$46,218
Work in process	14,470	12,571
Finished goods	17,727	13,655
Less excess and obsolete	(5,479)	(3,391)

	$87,233	$69,053

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
Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of September 30, 2006.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R). Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for September 30, 2006, the effect of nonvested restricted stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income applicable to common shareholders — basic and diluted	$18,006	$11,898	$46,908	$36,969

Weighted average number of common shares outstanding	21,156	20,679	21,099	18,885
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	392	239	408	274

Dilutive shares outstanding	21,548	20,918	21,507	19,159
Basic earnings per share	$0.85	$0.58	$2.22	$1.96

Diluted earning per share	$0.84	$0.57	$2.18	$1.93

Dividends — The Company has not declared or paid any cash dividends in the past. The terms of the Company’s credit agreement restricts the payment or distribution of the Company’s cash or other assets, including cash dividend payments.
7. Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Revolving credit facilities bore interest at a weighted average of 6.8% as of September 30, 2006 and 6.6% as of December 31, 2005	$2,808	$3,446
Term loan, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.7% as of September 30, 2006 and 6.3% as of December 31, 2005	10,245	37,152
8.0% senior notes due 2013	150,000	150,000
Other	334	411

	163,387	191,009
Less current maturities	1,981	5,309

	$161,406	$185,700

Credit Agreement — The Company accounts for its Revolving Credit Facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its Term Loan and 8.0% Senior Notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Historically,

the Company has periodically amended the terms of its revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. The Company has not modified the terms of its 8.0% Senior Notes subsequent to the original offering date. In connection with an amendment of the Company’s revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF 98-14. In connection with an amendment of the Company’s term loan, under the terms of EITF 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.
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
In connection with the July 2005 secondary public equity offering and private offering of $150.0 million aggregate principal amount of 8.0% senior notes due 2013, the Company entered into additional amendments to the senior credit agreement that provided for, among other things, the occurrence of these offerings. The net proceeds of approximately $190.8 million from these offerings were primarily used to repay indebtedness under the senior credit agreement. Concurrent with the repayment of the outstanding debt, the Company’s total borrowing base under the amended senior credit agreement was reduced to approximately $140.0 million. Accordingly, the Company expensed $1.5 million of unamortized deferred financing fees as a Loss on Early Extinguishment of Debt. In connection with the July 2005 8.0% Senior Notes offering, the Company incurred third-party fees totaling approximately $4.3 million that were deferred and are being amortized over the term of the notes (until 2013).
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
As of September 30, 2006, approximately $5.0 million in deferred fees relating to previous amendments of the Company’s senior credit agreement and fees related to the 8.0% Senior Note offering were outstanding and are being amortized over the life of the agreements.
The senior credit agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of September 30, 2006, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $2.8 million of the revolving credit facility borrowings and approximately $10.2 million of the term loan were denominated in British pounds sterling.

Terms, Covenants and Compliance Status — The Company’s senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. The Company was in compliance with respect to these covenants as of September 30, 2006. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. Borrowings under the senior credit agreement are secured by specifically identified assets of the Company, comprising in total, substantially all assets of the Company. Additionally, as of September 30, 2006, the Company had outstanding letters of credit of approximately $1.8 million.
8. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 40 years.
The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142. The Company reviews definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. The Company’s reporting unit is consistent with the reportable segment identified in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2005. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using an income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, the Company’s management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company’s annual goodwill and indefinite-lived (SFAS No. 142) and definite-life intangible asset (SFAS No. 144) impairment analysis, which was performed during the second quarter of fiscal year 2006, did not result in an impairment charge.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. The valuation approaches the Company uses include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods) to estimate the fair value of the reporting unit; earnings are emphasized in the Discounted Cash Flow, Guideline

Company, and the Transaction Methods. In addition, these methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples that are based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.
The Company’s intangible assets as of September 30, 2006 and December 31, 2005 were comprised of the following (in thousands):

	September 30, 2006
	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(509)	$9,281
Licenses	7 years	438	(235)	203

		$10,228	$(744)	$9,484

Indefinite-lived intangible assets:
Goodwill		$127,664	$—	$127,664
Customer relationships		74,800	—	74,800

		$202,464	$—	$202,464

Total consolidated goodwill and intangible assets				$211,948

	December 31, 2005
	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(263)	$9,527
Licenses	7 years	438	(188)	250

		$10,228	$(451)	$9,777

Indefinite-lived intangible assets:
Goodwill		$125,607	$—	$125,607
Customer relationships		74,800	—	74,800

		$200,407	$—	$200,407

Total consolidated goodwill and intangible assets				$210,184

The aggregate intangible asset amortization expense was approximately $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2006 and 2005 and approximately $0.3 million and $0.2 million, respectively, for the nine-months ended September 30, 2006 and 2005.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2006, and for the five succeeding years is as follows (in thousands):

Estimated
Fiscal Year Ended	Amortization
December 31,	Expense
2006	$389
2007	$389
2008	$389
2009	$389
2010	$326
2011	$326

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2006, were comprised of the following (in thousands):

Balance — December 31, 2005	$125,607
Post-acquisition adjustments	606
Asset sale	(440)
Currency translation adjustment	1,891

Balance — September 30, 2006	$127,664

9. Comprehensive Income
The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of September 30, 2006 (in thousands):

Foreign currency translation adjustment	$4,132
Minimum pension liability	(2,926)

$1,206

Comprehensive income for the nine months ended September 30 was as follows (in thousands):

	2006	2005
Net income	$46,908	$36,969
Other comprehensive income:
Foreign currency translation adjustment	2,549	(3,231)
Minimum pension liability adjustment	—	(505)

Comprehensive income	$49,457	$33,233

10. Commitments and Contingencies
Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2006 (in thousands):

Balance — December 31, 2005	$7,117
Additional provisions recorded	2,936
Deduction for payments made	(3,900)
Currency translation adjustment	28

Balance — September 30, 2006	$6,181

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
The following table summarizes the notional amount of the Company’s open foreign exchange contracts at September 30, 2006 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value
Contracts to (buy) sell currencies:
U.S. dollar	$(621)	$(617)	$(621)
Eurodollar	38,444	51,530	49,596
Swedish kronor	16,000	2,247	2,195
Japanese yen	3,550,000	36,608	31,727
Australian dollar	3,183	2,473	2,368
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $7.0 million and $4.3 million is included in other assets in the condensed consolidated balance sheet at September 30, 2006 and December 31, 2005, respectively.
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
The components of net periodic benefit cost related to the defined benefit and post-retirement benefit plans for the three months ending September 30, is as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Service cost	$114	$393	$3	$251	$10	$69
Interest cost	430	415	573	469	43	109
Expected return on plan assets	(410)	(406)	(544)	(487)	—	—
Amortization of prior service costs	—	—	1	4	—	—
Special termination benefits	11	—	—	—	—	—
Recognized actuarial loss	—	—	46	83	—	—

Net periodic benefit cost	$145	$402	$79	$320	$53	$178

The components of net periodic benefit cost related to the defined benefit and post-retirement benefit plans for the nine months ending September 30, is as follows (in thousands):

	U.S. Defined Benefit Plans		Non U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Service cost	$515	$1,004	$221	$763	$50	$165
Interest cost	1,254	1,060	1,621	1,433	121	254
Expected return on plan assets	(1,239)	(1,037)	(1,520)	(1,486)	—	—
Amortization of prior service costs	—	—	6	14	—	—
Curtailment (gain)/loss	(1,949)	—	142	—	(2,058)	—
Special termination benefits	46	—	—	—	354	—
Recognized actuarial loss	—	—	200	254	—	—

Net periodic benefit cost	$(1,373)	$1,027	$670	$978	$(1,533)	$419

During the nine month period ended September 30, 2006, the Company recorded a net curtailment gain of $3.9 million relating to the freeze of its salaried pension and other post-retirement benefits plans at its United States and United Kingdom based operations.
The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2.3 million to its pension plans in 2006. As of September 30, 2006, approximately $1.8 million of contributions have been made to its pension plans. The Company anticipates contributing an additional $0.6 million to its pension plans in 2006 for total estimated contributions during 2006 of $2.4 million.
12. Related Party Transactions
In May 2004, we entered into a Product Sourcing Assistance Agreement with Baird Asia Limited (“BAL”), an affiliate of Baird Capital Partners III L.P. Pursuant to the Agreement, BAL assisted us in procuring materials and parts from Asia, including the countries of China, Malaysia, Hong Kong and Taiwan. BAL received as compensation a percentage of the price of the materials and parts supplied to us, of at least 2% of the price but not exceeding 10% of the price, to be determined on a case-by-case basis. For the nine months ended September 30, 2005, the Company incurred expenses of approximately $2.0 million for the value of goods and services purchased under this agreement. Of this amount, approximately $0.2 million was retained by Baird Asia Limited as its commission under the Product Sourcing Assistance Agreement. In connection with the sale of stock during 2005, BAL was no longer a related party as of December 31, 2005.
On January 31, 2005, the Company entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist the Company in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, the Company agreed to pay HCP a transaction fee for services rendered that relate to transactions the Company may enter into from time to time, in an amount that is negotiated between the Company’s Chief Executive Officer or Chief Financial Officer and approved by the Company’s Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital. Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of the Company’s Board of Directors and its Compensation Committee Chairman, is an operating partner of Thayer Capital. Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between the Company and HCP. For the nine months ended September 30, 2006 and 2005, the Company made payments under these arrangements of approximately $0.2 million and $1.8 million, respectively.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$202,931	$34,421	$(1,511)	$235,841

COST OF REVENUES	—	167,818	28,575	(1,349)	195,044

Gross Profit	—	35,113	5,846	(162)	40,797

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,891	3,552	(149)	13,294

AMORTIZATION EXPENSE	—	104	—	—	104

Operating Income	—	25,118	2,294	(13)	27,399

OTHER EXPENSE (INCOME)	—	(5)	(1,637)	—	(1,642)

INTEREST EXPENSE	—	3,293	289	—	3,582

Income Before Provision for Income Taxes	—	21,830	3,642	(13)	25,459

PROVISION FOR INCOME TAXES	—	6,205	1,248	—	7,453

NET INCOME	$—	$15,625	$2,394	$(13)	$18,006

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$601,728	$102,713	$(4,468)	$699,973

COST OF REVENUES	—	498,677	85,530	(3,962)	580,245

Gross Profit	—	103,051	17,183	(506)	119,728

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	29,853	10,257	(417)	39,693

AMORTIZATION EXPENSE	—	312	—	—	312

Operating Income	—	72,886	6,926	(89)	79,723

OTHER EXPENSE (INCOME)	—	9	(2,729)	—	(2,720)

INTEREST EXPENSE	—	10,417	904	—	11,321

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Provision for Income Taxes	—	62,178	8,715	(89)	70,804

PROVISION FOR INCOME TAXES	—	20,774	3,122	—	23,896

NET INCOME	$—	$41,404	$5,593	$(89)	$46,908

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$20,645	$1,251	$—	$21,896
Accounts receivable, net	—	166,907	28,524	(48,679)	146,752
Inventories, net	—	65,687	21,714	(168)	87,233
Prepaid expenses and other current assets	—	8,340	3,167	—	11,507
Deferred income taxes	—	15,998	(2,653)	—	13,345

Total current assets	—	277,577	52,003	(48,847)	280,733

PROPERTY, PLANT AND EQUIPMENT, net	—	78,601	6,094	—	84,695
INVESTMENT IN SUBSIDIARIES	380,813	1,201	1,715	(383,729)	—
GOODWILL	—	103,922	23,742	—	127,664
INTANGIBLE ASSETS, net	—	84,284	—	—	84,284
OTHER ASSETS, net	—	18,004	8,944	(12,655)	14,293

TOTAL ASSETS	$380,813	$563,589	$92,498	$(445,231)	$591,669

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$1,981	$—	$—	$1,981
Accounts payable	—	133,135	16,537	(48,679)	100,993
Accrued liabilities	—	40,512	3,050	—	43,562

Total current liabilities	—	175,628	19,587	(48,679)	146,536
LONG-TERM DEBT, net of current maturities	—	148,353	13,053	—	161,406
DEFERRED TAX LIABILITIES	—	22,273	(816)	(12,655)	8,802
OTHER LONG-TERM LIABILITIES	—	14,859	5,498	—	20,357

Total liabilities	—	361,113	37,322	(61,334)	337,101
STOCKHOLDERS’ INVESTMENT	380,813	202,476	55,176	(383,897)	254,568

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$380,813	$563,589	$92,498	$(445,231)	$591,669

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$41,404	$5,593	$(89)	$46,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	9,633	1,533	—	11,166
Noncash amortization of debt financing costs	—	649	30	—	679
Loss on early extinguishment of debt	—	282	36	—	318
Stock-based compensation expense	—	1,418	—	—	1,418
(Gain)/loss on sale of assets	—	(380)	13	—	(367)
Pension and post-retirement curtailment (gain)/loss	—	(4,007)	142	—	(3,865)
Deferred income tax provision	—	(3,415)	1,736	—	(1,679)
Noncash gain on forward exchange contracts	—	—	(2,707)	—	(2,707)
Change in other operating items	—	(25,755)	(2,423)	89	(28,089)

Net cash provided by operating activities	—	19,829	3,953	—	23,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13,617)	(1,434)	—	(15,051)
Proceeds from disposal/sale of property, plant and equipment	—	332	45	—	377
Proceeds from disposal/sale of other assets	—	1,800	—	—	1,800
Post-acquisition and acquisitions payments, net of cash received	—	(606)	—	—	(606)
Other asset and liabilities	—	(420)	—	—	(420)

Net cash used in investing activities	—	(12,511)	(1,389)	—	(13,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	1,165	—	—	1,165
Excess tax benefits from equity incentive plans	—	148	—	—	148
Repayment of revolving credit facility	—	(16,000)	(8,640)	—	(24,640)
Borrowings under revolving credit facility	—	16,000	7,730	—	23,730
Repayments of long-term borrowings		(26,591)	(1,195)		(27,786)
Other, net	—	(527)	451	—	(76)

Net cash used in financing activities	—	(25,805)	(1,654)	—	(27,459)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(21)	(1,147)	—	(1,168)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(18,508)	(237)	—	(18,745)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$20,645	$1,251	$—	$21,896

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$174,702	$31,715	$(558)	$205,859

COST OF SALES	—	143,321	26,492	(449)	169,364

Gross Profit	—	31,381	5,223	(109)	36,495

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	8,871	3,114	(109)	11,876

AMORTIZATION EXPENSE	—	53	—	—	53

Operating Income	—	22,457	2,109	—	24,566

OTHER INCOME	—	(32)	(293)	—	(325)

INTEREST EXPENSE	—	3,683	294	—	3,977

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,354	171	—	1,525

Income Before Provision for Income Taxes	—	17,452	1,937	—	19,389

PROVISION FOR INCOME TAXES	—	6,969	522	—	7,491

NET INCOME	$—	$10,483	$1,415	$—	$11,898

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$462,236	$95,036	$(2,907)	$554,365

COST OF SALES	—	379,178	78,906	(2,608)	455,476

Gross Profit	—	83,058	16,130	(299)	98,889

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	22,654	9,242	(299)	31,597

AMORTIZATION EXPENSE	—	217	—	—	217

Operating Income	—	60,187	6,888	—	67,075

OTHER INCOME	—	(67)	(3,531)	—	(3,598)

INTEREST EXPENSE	—	8,464	996	—	9,460

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,354	171	—	1,525

Income Before Provision for Income Taxes	—	50,436	9,252	—	59,688

PROVISION FOR INCOME TAXES	—	19,693	3,026	—	22,719

NET INCOME	$—	$30,743	$6,226	$—	$36,969

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$30,743	$6,226	$—	$36,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	7,370	1,556	—	8,926
Noncash amortization of debt financing costs	—	534	85	—	619
Loss on early extinguishment of debt	—	1,354	171	—	1,525
Loss on sale of assets	—	72	6	—	78
Deferred income tax provision	—	—	1,361	—	1,361
Noncash gain on forward exchange contracts	—	—	(3,495)	—	(3,495)
Change in other operating items	—	(19,406)	178	—	(19,228)

Net cash provided by operating activities	—	20,667	6,088	—	26,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(8,217)	(1,115)	—	(9,332)
Post-acquisition and acquisitions payments, net of cash received	—	(175,753)	225	—	(175,528)
Other asset and liabilities	—	—	—	—	—

Net cash used in investing activities	—	(183,970)	(890)	—	(184,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	44,937	—	—	44,937
Repayment of revolving credit facility	—	(187,068)	(16,151)	—	(203,219)
Borrowings under revolving credit facility	—	187,068	14,545	—	201,613
Long-term borrowings	—	227,459	—	—	227,459
Proceeds from issuance of 8% senior notes	—	150,000	—	—	150,000
Repayments of long-term borrowings		(236,209)	(1,014)		(237,223)
Other, net	—	104	—	—	104

Net cash used in financing activities	—	186,291	(2,620)	—	183,671

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,712)	—	(1,712)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	22,988	866	—	23,854

CASH AND CASH EQUIVALENTS:
Beginning of period	—	394	1,002	—	1,396

End of period	$—	$23,382	$1,868	$—	$25,250

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

Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	82.7	82.3	82.9	82.2

Gross Profit	17.3	17.7	17.1	17.8
Selling, General and Administrative Expenses	5.6	5.8	5.7	5.7
Amortization Expense	—	—	—	—

Operating Income	11.7	11.9	11.4	12.1
Other (Income)	(0.7)	(0.2)	(0.4)	(0.7)
Interest Expense	1.5	1.9	1.6	1.7
Loss on Early Extinguishment of Debt	—	0.7	—	0.3

Income Before Provision for Income Taxes	10.9	9.5	10.2	10.8
Provision for Income Taxes	3.2	3.6	3.4	4.1

Net Income	7.7%	5.9%	6.8%	6.7%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues. Revenues increased approximately $30.0 million, or 14.6%, to $235.8 million in the three months ended September 30, 2006 from $205.9 million in the three months ended September 30, 2005. This increase resulted primarily from a 14.0% increase in the production levels of the North American Class 8 heavy truck market, organic growth and changes in product mix and content equating to approximately $26.4 million of increased revenues, the acquisition of Cabarrus plastics which contributed approximately $1.8 million of increased revenue and foreign exchange fluctuations which increased revenues by approximately $1.8 million from the prior year period.
Gross Profit. Gross profit increased approximately $4.3 million, or 11.8%, to $40.8 million in the three months ended September 30, 2006 from $36.5 million in the three months ended September 30, 2005. As a percentage of revenues, gross profit decreased to 17.3% in the three months ended September 30, 2006 from 17.7% in the three months ended September 30, 2005. This decrease resulted primarily from the continuing pressures on raw material commodities such as steel, copper and petroleum-based products and services as well as increased operating costs versus the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.4 million to $13.3 million in the three months ended September 30, 2006 from $11.9 million in the three months ended September 30, 2005. This increase resulted primarily from the incremental costs required to support the growth and strategy of the Company and costs related to the adoption of SFAS No. 123(R), Share-Based Payment.
Amortization Expense. Amortization expense increased approximately $51 thousand to $104 thousand in the three months ended September 30, 2006 from $53 thousand in the three months ended September 30, 2005.
Other (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The gain of approximately $1.6 million in the three months ended September 30, 2006 and the gain of approximately $0.3 million in the three months ended September 30, 2005 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense decreased approximately $0.4 million to $3.6 million in the three months ended September 30, 2006 from $4.0 million in the three months ended September 30, 2005. This decrease was primarily due to lower average outstanding indebtedness.

Loss on Early Extinguishment of Debt. There were no amendments to the Company’s senior credit agreements during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 in which the Company recorded a loss on early extinguishment of debt of approximately $1.5 million related to the repayment of outstanding debt and concurrent reduction in the Company’s borrowing base, resulting in a proportionate expensing of deferred financing fees.
Provision for Income Taxes. Our effective tax rate was 29.3% for the three months ended September 30, 2006 and 38.6% for the same period in 2005. An income tax provision of approximately $7.5 million was made for the three months ended September 30, 2006 and September 30, 2005. The decrease in effective rate from the prior year quarter can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the impact of tax credits and other permanent items during the quarter ended September 30, 2006.
Net Income. Net income increased approximately $6.1 million to $18.0 million in the three months ended September 30, 2006, compared to $11.9 million in the three months ended September 30, 2005, primarily as a result of the factors discussed above.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues. Revenues increased approximately $145.6 million, or 26.3%, to $700.0 million in the nine months ended September 30, 2006 from $554.4 million in the nine months ended September 30, 2005. This increase resulted primarily from the acquisitions of Mayflower, Monona and Cabarrus which contributed approximately $75.8 million of increased revenue. In addition, a 9.3% increase in North American Class 8 heavy truck production, organic growth, product pricing adjustments and changes in product mix and content equated to approximately $69.7 million of increased revenues while higher OEM sales in the European and Asian seating markets increased revenues approximately $0.9 million. Foreign exchange fluctuations reduced revenues by approximately $0.8 million from the prior year period.
Gross Profit. Gross profit increased approximately $20.8 million, or 21.1%, to $119.7 million in the nine months ended September 30, 2006 from $98.9 million in the nine months ended September 30, 2005. As a percentage of revenues, gross profit decreased to 17.1% in the nine months ended September 30, 2006 from 17.8% in the nine months ended September 30 2005. This decrease resulted primarily from the continuing pressures on raw material commodities such as steel, copper and petroleum-based products and services and increased operating costs versus the prior year period, which offset certain pre-tax gains as a result of changes made to certain retiree medical and salaried pension programs during the nine months ended September 30, 2006.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $8.1 million to $39.7 million in the nine months ended September 30, 2006 from $31.6 million in the nine months ended September 30, 2005. This increase resulted primarily from the Mayflower and Monona acquisitions, costs required to support the growth and strategy of the Company and costs related to the adoption of SFAS No. 123(R), Share-Based Payment.
Amortization Expense. Amortization expense increased approximately $95 thousand to $312 thousand in the nine months ended September 30, 2006 from $217 thousand in the nine months ended September 30, 2005 primarily resulting from acquired intangible assets from the Mayflower and Monona acquisitions.
Other (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The gain of approximately $2.7 million in the nine months ended September 30, 2006 and the gain of $3.6 million in the nine months ended September 30, 2005 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense increased approximately $1.9 million to $11.3 million in the nine months ended September 30, 2006 from $9.5 million in the nine months ended September 30, 2005, primarily as a result of higher average interest rates on the indebtedness of the Company.

Loss on Early Extinguishment of Debt. During the nine month period ended September 30, 2006, we repaid approximately $25.0 million of our U.S. dollar denominated term loan, and expensed a proportionate amount of the related deferred financing fees of approximately $0.3 million, compared to the same nine month period in 2005 during which we repaid outstanding debt, resulting in a concurrent reduction in the Company’s borrowing base and a proportionate expensing of deferred financing fees of approximately $1.5 million.
Provision for Income Taxes. Our effective tax rate was 33.7% for the nine months ended September 30, 2006 and 38.1% for the same period in 2005. An income tax provision of approximately $23.9 million was made for the nine months ended September 30, 2006 compared to an income tax provision of $22.7 million for the nine months ended September 30, 2005. The decrease in effective rate can be primarily attributed to our tax position in certain geographical regions and changes in federal and state rates from the prior year period in addition to the impact of tax credits and other permanent items during the nine month period ended September 30, 2006.
Net Income. Net income increased approximately $9.9 million to $46.9 million in the nine months ended September 30, 2006, compared to $37.0 million in the nine months ended September 30, 2005, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2006, net cash provided by operations was approximately $23.8 million compared to net cash provided by operations of $26.8 million from the prior year period. This reduction is primarily a result of the change in accounts receivable and inventory for the nine months ended September 30, 2006.
Net cash used in investing activities was approximately $13.9 million for the nine months ended September 30, 2006 and approximately $184.9 million for the comparable period in 2005. The net cash used in the nine months ended September 30, 2006 includes approximately $2.0 million of cash inflow to account for our receipt of payment for the sale of certain assets and liabilities of our Livingston, Wisconsin operations in May 2006. The net cash used in 2005 reflect both capital expenditure purchases and the acquisitions of Mayflower, Monona and Cabarrus.
Net cash used in financing activities was approximately $27.5 million for the nine months ended September 30, 2006, compared to net cash provided of approximately $183.7 million in the same period of 2005. The net cash used in financing activities for the nine months ended September 30, 2006 included a repayment of approximately $25.0 million of our U.S. denominated term loan on June 30, 2006. The net cash provided from financing activities in 2005 was principally related to additional borrowings related to the acquisitions of Mayflower and Monona and the amendments to our senior credit agreement.
Debt and Credit Facilities
As of September 30, 2006, we had an aggregate of approximately $163.4 million of outstanding indebtedness excluding approximately $1.8 million of outstanding letters of credit under various financing arrangements.
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
As of September 30, 2006, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $2.8 million of the revolving credit facility borrowings and approximately $10.2 million of the term loan were denominated in British pounds sterling. The weighted average rate of these borrowings for the nine months ended September 30, 2006 was approximately 6.7%.
Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $5.0 million in deferred fees relating to the credit agreement and senior notes were outstanding at September 30, 2006 and are being amortized over the life of the agreements.
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
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of September 30, 2006.
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
There was no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits:
10.1	Deferred Compensation Plan

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: November 6, 2006	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer