Form 10-K
period 2006-12-31
Commercial Vehicle Group, Inc.
filed 2007-03-13
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2006	000-50890

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

6530 West Campus Oval	43054
New Albany, Ohio	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2006, excluding shares owned beneficially by affiliates, was $448,916,663.

As of February 28, 2007, 21,707,769 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 22, 2007 (the “2007 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

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

Overview

Commercial Vehicle Group, Inc. (a Delaware corporation) and its subsidiaries, is a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture markets and the specialty and military transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end-user, the driver. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicles.

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

Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007.

The Company was formed on August 22, 2000. On October 6, 2000, the Company acquired the assets of Bostrom plc in exchange for $83.6 million in cash and assumption of certain liabilities. The source of the cash consisted of $49.8 million of debt and $33.8 million of equity.

On March 28, 2003, the Company and Commercial Vehicle Systems Holdings, Inc. (“CVS”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into CVS. The holders of the outstanding shares of CVS received, in exchange, shares of the Company on a one-for-one basis resulting in the issuance of 4,870,228 shares of common stock. On May 20, 2004, the Company and Trim Systems, Inc. (“Trim”) entered into an Agreement and Plan of Merger whereby a subsidiary of the Company was merged into Trim (the CVS and Trim mergers are collectively referred to as the “Mergers”). On August 2, 2004, the Trim merger was effected. The holders of the outstanding shares of Trim received, in exchange, shares of the Company on a .099-for-one basis resulting in the issuance of 2,769,567 shares of common stock. In accordance with SFAS No. 141, the Mergers were accounted for as a combination of entities under common control. Thus, the accounts of CVS, Trim and the Company were combined based upon their respective historical basis of accounting. The financial statements reflect the combined results of the Company, CVS and Trim as if the Mergers had occurred as of the beginning of the earliest period presented.

Recent Acquisitions

In November 2006, we acquired all of the outstanding common stock of C.I.E.B. Kahovec, spol. s.r.o. (“C.I.E.B.”). See Note 3 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for detailed information on this transaction.

Industry

Within the commercial vehicle industry, we sell our products primarily to the heavy truck segment of the North American OEM market (approximately 60% of our 2006 revenues), the aftermarket and OEM service organizations (approximately 10% of our 2006 revenues) and the construction segments of the global OEM market (approximately 18% of our 2006 revenues). The majority of our remaining 12% of 2006 revenues were to other global commercial vehicle and specialty markets.

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

Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us can also grow by increasing their product content per vehicle through cross selling and bundling of products, further penetrating business with existing customers and gaining new customers and expanding into new geographic markets. We believe that companies with a global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.

Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels for 2001 through 2006 in North America:

	2001	2002	2003	2004	2005	2006
	(Thousands of units)

Class 8 heavy trucks	146	181	182	269	341	378
Class 5-7 light and medium-duty trucks	189	194	188	225	245	266

Total	335	375	370	494	586	644

Source: ACT Publications, The Commercial Truck, Bus and Trailer Industry OUTLOOK (February 2007).

The following describes the major segments of the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Asia-Pacific and Europe. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end users, and (3) the ability to meet just-in-time delivery requirements. According to ACT, four companies represented approximately 97% of North American Class 8 truck production in 2006. The percentages of Class 8 production represented by Freightliner, PACCAR, Volvo/Mack and International were approximately 33%, 25%, 20% and 19%, respectively. We supply products to all of these OEMs.

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

In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase. Accompanying the increase in truck tonmiles, new truck sales also began to increase. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly in December 2003 through 2005. In 2006, OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007.

The following table illustrates North American Class 8 truck build for the years 1998 to 2011:

North American Class 8 Truck Build Rates
(In thousands)

“E” — Estimated
Source: ACT Publications, Five Year Forecast (February 2007).

According to ACT, unit production for 2007 is estimated to decrease approximately 43% from 2006 levels to approximately 216,000 units. We believe that both the increase in 2006 as well as the projected decrease in 2007 are also impacted by the institution of more stringent EPA emissions standards in early 2007. We believe the increase in 2006 was primarily the result of the following factors: (1) improvement in the general economy in North America, (2) corresponding growth in the movement of goods, (3) under investment during the recession and the growing need to replace aging truck fleets and (4) OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007.

We believe the following factors are currently driving the North American Class 8 truck market:

Economic Conditions.  The North American truck industry is directly influenced by overall economic growth and consumer spending. Since truck OEMs supply the fleet lines of North America, their production levels generally match the demand for freight. The freight carried by these trucks includes consumer goods, machinery, food and beverages, construction equipment and supplies, electronic equipment and a wide variety of other materials. Since most of these items are driven by macroeconomic conditions, the truck industry tends to follow trends of gross domestic product (“GDP”). Generally, given the dependence of North American shippers on trucking as a freight alternative, general economic conditions have been a primary indicator of future truck builds.

Truck Freight Growth.  ACT projects that total domestic truck freight will continue to increase over the next five years, driven by growth in GDP. In addition, national suppliers and distribution centers, burdened by the pricing pressure of large manufacturing and retail customers, have continued to reduce on-site inventory levels. This reduction requires freight handlers to provide “to-the-hour” delivery options. As a result, Class 8 trucks have replaced manufacturing warehouses as the preferred temporary storage facility for inventory. Since trucks are typically viewed as the most reliable and flexible shipping alternative, truck tonmiles, as well as truck platform improvements, should continue to increase in order to meet the increasing need for flexibility under the just-in-time system. ACT forecasts that total heavy-duty truck tonmiles will increase from 3,750 billion in 2006 to an all time high of 4,303 billion in 2011, as summarized in the following graph:

Total U.S. Tonmiles (Class 8)
(Number of tonmiles in billions)

“E” — Estimated
Source: ACT Publications, The Commercial Truck, Bus and Trailer Industry OUTLOOK (February 2007).

Truck Replacement Cycle and Fleet Aging.  Since 1995, the average age of active Class 8 trucks has increased from approximately 5.4 years in 1995 to approximately 5.7 years in 2006. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks
(Number of years)

“E” — Estimated
Source: ACT Research (2007).

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

Military Equipment Market

We supply products for heavy- and medium-payload tactical trucks that are used by the U.S. military and other foreign militaries. Sales and production of these vehicles are influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles is expected to increase as the result of the continuing conflict in the Middle East. In addition, demand has increased for remanufacturing and replacement of the large fleet of vehicles that have served in the Middle East due to over-use and new armor and technology requirements.

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

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.  We believe that we are the leading supplier of seating systems and interior trim products, the only non-captive manufacturer of Class 8 truck body systems (which includes cab body assemblies), the second largest supplier of wiper systems and mirrors for the North American commercial vehicle market and the largest global supplier of construction vehicle seating systems. Our products are marketed under brand names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These brands include KAB Seating, National Seating, Trim Systems, Sprague Controls, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch®, Mayflower® and C.I.E.B. The C.I.E.B. acquisition gave us a further penetration into the global commercial vehicle marketplace. We plan to leverage our customer relationships and dedicated sales force to cross-sell a broader range of products to position ourselves as the leading provider of complete cab systems to the commercial vehicle market.

Comprehensive Cab Product and Cab System Solutions.  We believe that we offer the broadest product range of any commercial vehicle cab supplier. We manufacture a broad base of products, many of which are critical to the interior and exterior subsystems of a commercial vehicle cab. We believe we are the only supplier worldwide with the capability to manufacture and offer complete cab systems in sequence, integrating interior trim and seats with the cab structure and the electronic wire harness and instrument panel assemblies. We also utilize a variety of different processes, such as urethane molding, injection molding, Virtual Engineered Composites (“VEC”) large composite molding, vacuum forming and “twin shell” vacuum forming that enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, who increasingly require complete cab solutions from a single supply source. As a result, we believe that we have a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

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

Flexible Manufacturing Capabilities and Cost Competitive Position.  Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our customers frequently request modified products in low volumes within a limited time frame. We have a highly variable cost structure and can efficiently leverage our flexible manufacturing capabilities to provide low volume, customized products to meet each customer’s styling, cost and just-in-time delivery requirements. We manufacture or assemble our products at facilities in North America, Europe, China and Australia. Several of our facilities are located near our customers to reduce distribution costs and to maintain a high level of customer service and flexibility.

Strong Free Cash Flow Generation.  Our business generates strong free cash flow, as it benefits from modest capital expenditure and working capital requirements. Over the three years ended December 31, 2006, our consolidated capital expenditures averaged $17.3 million per year, which amounts to approximately 2.5% of consolidated net revenues.

Strong Relationships with Leading Customers and Major Fleets.  Because of our comprehensive product offerings, leading Class 8 brand names and innovative product features, we believe we are an important long-term supplier to all of the leading truck manufacturers in North America and also a global supplier to leading heavy equipment customers such as Caterpillar, Oshkosh Truck, Deere & Co., Komatsu and Volvo. In addition, through our sales force and engineering teams, we maintain active relationships with the major truck fleet organizations that are end users of our products such as Yellow Freight, Swift Transportation, Schneider National and Ryder Leasing. As a result of our high-quality, innovative products, well-recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.

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

Proven Management Team.  Our management team is highly respected within the commercial vehicle market, and our five senior executive officers have a combined average of 28 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions and improving processes through cyclical periods.

Strategy

Our primary growth strategies are as follows:

Increase Content, Expand Customer Penetration and Leverage System Opportunities.  We believe we are the only integrated commercial vehicle supplier that can offer complete interior cab systems. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the cabs manufactured by these OEMs. To complement our North American capabilities and enhance our customer relationships, we are working with OEMs as they increase their focus on international markets. We have established operations in Europe and Asia and are aggressively working to secure new business from both existing and new customers with local manufacturing operations and local OEMs. We believe we are well positioned to capitalize on the migration by OEMs in the heavy truck and commercial vehicle sector towards commercial vehicle suppliers that can offer a complete interior system and components.

Leverage Our New Product Development Capabilities.  We have made a significant investment in our engineering capabilities and new product development in order to anticipate the evolving demands of our customers and end users. For example, we recently introduced our VEC technology molding capability which has significant advantages over current processes including environmental, superior finish, durability and cost. In addition, we believe that our new All Belts to Seat (“ABTS”) design should enable us to capture additional market share in the North American bus market and provide us with opportunities to market this seat on a global basis. We will continue to design and develop new products that add or improve content and increase cab comfort and safety.

Capitalize on Operating Leverage.  We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput and we continue to implement our Lean

Manufacturing and Total Quality Production Systems (“TQPS”) programs. We believe our ongoing cost saving initiatives and the establishment of our sourcing relationships in Europe and Asia will enable us to continue to lower our manufacturing costs. As a result, we are well positioned to grow our operating margins and capitalize on any volume increases in the heavy truck sector with minimal additional capital expenditures. With the integration of our acquisitions, our management will be pursuing cost reduction opportunities which include: consolidating supplier relationships to achieve lower costs and better terms, strategic sourcing of products to OEMs from new facility locations, implementing lean manufacturing techniques to achieve operational efficiencies, improving product quality and delivery and providing additional capacity.

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

Pursue Strategic Acquisitions and Continue to Diversify Sales.  We will selectively pursue complementary strategic acquisitions that allow us to leverage the marketing, engineering and manufacturing strengths of our business and expand our sales to new and existing customers. The markets in which we operate are highly fragmented and provide ample consolidation opportunities. Recent acquisitions have enabled us to be a leading supplier worldwide to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure, to provide integrated electronic systems into our cab products and to expand the breadth of our interior systems capabilities. In addition, these acquisitions have allowed us to diversify our revenue base by customer, market or product offering.

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

See Notes 2 and 10 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

Set forth below is a brief description of our products and their applications:

Seats and Seating Systems.  We design, engineer and produce seating systems primarily for heavy trucks in North America and for commercial vehicles used in the construction and agricultural industries through our European operations. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include air suspension seats, static seats, bus seats and rail car seats. As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our five product categories.

Heavy Truck Seats.  We produce seats and seating systems for Heavy-duty (Class 8) trucks in our North American operations. Our heavy truck seating systems are designed to achieve maximum driver comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our heavy truck seats are highly specialized based on a variety of different seating options offered in OEM product lines. Our seats are built to customer specifications in low volumes and consequently are produced in numerous combinations with a wide range of price points. There are approximately 350 parts in each seat, resulting in over two million possible seat combinations.

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

Other Seating Products.  We also manufacture office seating products. Our office chair was developed as a result of our experience supplying chairs for the heavy truck, agricultural and construction industries and is fully adjustable to maximize comfort at work. Our office chairs are available in a wide variety of colors and fabrics to suit many different office environments, such as emergency services, call centers, receptions, studios, boardrooms and general office.

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

Trim Products.  Our trim products include A-Pillars, B-Pillars, door panels and interior trim panels. Door panels consist of several component parts that are attached to a substrate. Specific components include vinyl or cloth-covered appliqués, armrests, map pocket compartments, carpet and sound-reducing insulation. In addition, door panels often incorporate electronic and electrical distribution systems and products, including lock and latch, window glass, window regulators and audio systems as well as wire harnesses for the control of power seats, windows, mirrors and door locks. Our products are attractive, lightweight solutions from a traditional cut and sew approach to a contemporary “molded” styling theme. The parts can be color matched or top good wrapped to integrate seamlessly with the rest of the interior.

Instrument Panels.  We produce and assemble instrument panels that can be integrated with the rest of the interior trim. The instrument panel is a complex system of coverings and foam, plastic and metal parts designed to house various components and act as a safety device for the vehicle occupant.

Body Panels (Headliners/Wall Panels).  Headliners consist of a substrate and a finished interior layer made of fabrics and materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of electronic features such as lighting systems.

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

Mirrors.  We offer a wide range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. Most of our mirror designs utilize stainless steel pins, fasteners and support braces to ensure durability. We have introduced both road and outside temperature devices that are integrated into the mirror face or the vehicle’s dashboard through our RoadWatchtm family of products. These systems are principally utilized by municipalities throughout North America to monitor surface temperatures and assist them in dispersing chemicals for snow and ice removal.

Windshield Wiper Systems.  We offer application-specific windshield wiper systems and individual windshield wiper components for all segments of the commercial vehicle market. Our windshield wiper systems are generally delivered to the OEM fully assembled and ready for installation. A windshield wiper system is typically comprised of an electric motor, linkages, arms, wiper blades, washer reservoirs and related pneumatic or electric pumps. We also supply air-assisted washing systems for headlights and cameras to assist drivers with visibility for safe vehicle operation. These systems utilize window wash fluid and air to create a turbulent liquid/air stream that removes road grime from headlights and cameras. We offer an optional programmable washing system that allows for periodic washing and dry cycles for maximum safety.

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

Body Panels and Structural Components.  We produce a wide range of both steel and aluminum large exterior body panels and structural components for the internal production of our cab structures and sleeper boxes as well as being sold externally to certain commercial vehicle and automotive OEMs.

Electronic Wire Harnesses and Panel Assemblies.  We design, engineer and produce a wide range of electronic wire harnesses and related assemblies as well as panel assemblies used in commercial vehicles and other equipment. Set forth below is a brief description of our principal products in this category.

Electronic Wire Harnesses.  We offer a broad range of complex electronic wire harness assemblies that function as the primary current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits and other electronic applications on a commercial vehicle. Our wire harnesses are highly customized to fit specific end-user requirements and often include more than 350 individual circuits and weigh more than 30 pounds. We provide our wire harnesses for a wide variety of commercial vehicles, military vehicles, specialty trucks and other specialty applications, including heavy-industrial equipment.

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

Manufacturing

A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. Our seating operations utilize a variety of manufacturing techniques whereby fabric is affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. Generally, we utilize outside suppliers to produce the individual components used to assemble the seat frame.

•	Trim Systems and Components. Our interior systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding and vacuum forming as well as various trimming and finishing methods.

•	Mirrors, Wipers and Controls. We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily hand assembled, tested and packaged.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We utilize a wide range of manufacturing processes to produce the majority of the steel and aluminum stampings used in our cab structures, sleeper boxes, body panels and structural components and a variety of both robotic and manual welding techniques in the assembly of these products. In addition, both our Norwalk, Ohio and

Kings Mountain, North Carolina facilities have large capacity, fully automated E-coat paint priming systems allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs. The major large press lines at our Shadyside, Ohio facility provide us with the in-house manufacturing flexibility for both aluminum and steel stampings delivered just-in-time to our cab assembly plants. This plant also provides us with low volume forming and processing techniques including laser trim operations that minimize investment and time to manufacture for low volume applications.

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

We have a broad array of processes to offer our commercial vehicle OEM customers to enable us to meet their styling and cost requirements. We believe the interior of the vehicle cab is the most significant and appealing aspect to the driver of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features.

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

In most instances, we keep track of our build sequence by vehicle identification number and components are identified by bar code. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.

We employ just-in-time manufacturing and system sourcing in our operations to meet customer requirements for faster deliveries and to minimize our need to carry significant inventory levels. We utilize visual material systems to manage inventory levels and, in certain locations, we have inventory delivered as often as two times per day from a nearby facility based on the previous day’s order. This eliminates the need to carry excess inventory at our facilities.

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

As a means to enhance our operations, we continue to implement TQPS throughout our operations. TQPS is our customized version of Lean Manufacturing and consists of a 32 hour interactive class that is taught exclusively by members of our management team. A significant portion of the labor efficiencies we gained over the past few years is due to the program. TQPS is an analytical process in which we analyze each of our manufacturing cells and identify the most efficient process to improve efficiency and quality. The goal is to achieve total cost management and continuous improvement. Some examples of TQPS-related improvements are: reduced labor to move parts around the facility, clear walking paths in and around manufacturing cells and increased safety. An ongoing goal is to reduce the time employees spend waiting for materials within a facility. In an effort to increase operational efficiency, improve product quality and provide additional capacity, we intend to continue to implement TQPS improvements at each of our manufacturing facilities.

Raw Materials and Suppliers

A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. The principal raw materials used in our seat systems include steel, aluminum and foam chemicals, and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements are for a term of at least one year and are terminable by us for breach or convenience. Some purchased components are obtained from our customers.

•	Trim Systems and Components. The principal raw materials used in our interior systems processes are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are obtained from multiple suppliers, typically under supply agreements which are for a term of at least one year and are terminable by us for breach or convenience.

•	Mirrors, Wipers and Controls. The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel, aluminum, glass and rubber, which are generally readily available and obtained from multiple suppliers.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets and stamp at our Shadyside, Ohio facility. These raw materials are generally readily available and obtained from several suppliers, typically under purchase orders that are cancellable by us without cause, pursuant to one year supply agreements.

•	Electronic Wire Harnesses and Panel Assemblies. The principal raw materials used to manufacture our electronic wire harnesses are wire, connectors, terminals, switches, relays and braid fabric. These raw materials are obtained from multiple suppliers and are generally readily available. Many of our customers specify particular wire and connectors and, as such, negotiate pricing of these materials directly with our suppliers. Our panel assembly materials are generally procured directly from the customer.

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules as well as service requirements. We purchase materials such as steel, foam, vinyl and cloth in large quantities on a global basis through our central corporate office, and other materials for which we require lower volumes are purchased directly by our facilities. We purchase steel and copper at market prices, which during the last year, have increased significantly. As a result, we are currently being assessed surcharges and price increases on certain of our purchases of steel, copper and petroleum-related products. We continue to work with our customers and suppliers to minimize the impact of such surcharges. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck market. Approximately 60% of our 2006 revenues and approximately 62% of our 2005 revenues were derived from sales to commercial vehicle truck OEMs, with the remainder of our revenues being generated principally from sales to the construction and aftermarket.

We supply our products primarily to the heavy truck OEM market, construction market, the aftermarket and OEM service segment and other commercial vehicle and specialty markets. The following is a summary of our revenues by end-user market for the three years ended December 31:

	2006	2005	2004

Heavy Truck OEM	60%	62%	56%
Construction	18	15	18
Aftermarket and OEM Service	10	9	15
Bus	2	2	2
Military	3	2	2
Agriculture	1	1	1
Other	6	9	6

Total	100%	100%	100%

The change in revenues by end market in 2006 is primarily related to the increased demand in the North American (Class 8) heavy truck market and the full year impact of the Mayflower Vehicle Systems (“Mayflower”), Monona Wire Corporation (“Monona”) and Cabarrus Plastics, Inc. (“Cabarrus”) acquisitions.

Our principal customers in North America include International, PACCAR, Freightliner, Volvo/Mack and Caterpillar. We believe we are an important long-term supplier to all leading truck manufacturers in North America because of our comprehensive product offerings, leading brand names and product innovation. In our European and Asian operations, our principal customers in the commercial vehicle market include Caterpillar, Komatsu, Hitachi, CNH Global (Case New Holland) and JCB Limited. We also sell our trim products to OEMs in the marine and recreational vehicle industries and seating products to office product manufacturers principally in Europe.

The following is a summary of our significant revenues by OEM customer for the three years ended December 31:

	2006	2005	2004

International	22%	19%	9%
PACCAR	17	17	28
Freightliner	13	16	17
Volvo/Mack	13	14	6
Caterpillar	8	7	5
Komatsu	2	2	3
Deere & Co.	2	2	1
Oshkosh Truck	2	2	—
Other	21	21	31

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2006. The change in revenues by significant OEM customers in 2006 is primarily related to the increased demand in the North American (Class 8) heavy truck market and the full year impact of the Mayflower, Monona and Cabarrus acquisitions.

Our European, China and Australian operations collectively contributed approximately 13%, 16% and 28% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The change in revenue by geographic location in 2006 is primarily related to the full year impact of the Mayflower, Monona and Cabarrus acquisitions and the higher North American truck build rates resulting from the new EPA emissions standards effective in 2007.

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

Our sales and marketing efforts with respect to our OEM sales are designed to create overall awareness of our engineering, design and manufacturing capabilities and to enable us to be selected to supply products for new and redesigned models by our OEM customers. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between us and our key customers. We currently have sales and marketing personnel located in every major region in which we operate. From time to time, we also participate in industry trade shows and advertise in industry publications. One of our ongoing initiatives is to negotiate and enter into long term supply agreements with our existing customers that allow us to leverage all of our business and provide a complete cab system to our commercial vehicle OEM customers.

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

Competition

Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. We believe we are the only supplier in the North American commercial vehicle market that can offer complete cab systems in sequence integrating interior systems (including seats, interior trim and flooring systems) and wire harnesses with the cab structure. A summary of our estimated market position and primary independent competitors is set forth below:

•	Seats and Seating Systems. We believe that we have the number one market position in North America with respect to our seating operations. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the construction industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Accuride Corporation, Grammer AG and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammar and Isringhausen.

•	Trim Systems and Components. We believe that we have the number one market position in North America with respect to our interior trim products. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Fabriform, TPI, Findlay, Superior, Trim Masters, Inc., Blachford Ltd., Gage Industries, Inc. and Mitras.

•	Mirrors, Wipers and Controls. We believe that we have the number two market position in North America with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Johnson Electric, Trico and Valeo.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We believe we are a leading non-captive supplier in North America with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Ogihara Corporation, Spartanburg Stamping, Union Stamping, Able Body and Defiance Metal Products.

•	Electronic Wire Harnesses and Panel Assemblies. We believe that we are a leading producer of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as AFL, Delphi, Leoni, Stoneridge, Yazaki and smaller independent companies such as Fargo Assembly and Unlimited Services.

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

We are currently involved in the design stage of several products for our customers and expect to begin production of these products in the years 2007 to 2011.

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

We market our products under well-known brand names that include KAB Seating, National Seating, Trim Systems and Sprague Controls, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch®, Mayflower® and C.I.E.B. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal registrations for several of our brands.

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

Employees

As of December 31, 2006, we had approximately 5,790 permanent employees, of which approximately 15.0% were salaried and the remainder were hourly. Approximately 52.3% of the hourly employees in our North American operations were unionized, and approximately 46.0% of our hourly employees at our United Kingdom operations were represented by shop steward committees. Employees at our Seattle, Washington facility elected to be represented by the International Association of Machinists and Aerospace Workers, certified by a representative of the National Labor Relations Board effective May 8, 2006. We have not experienced any material strikes, lockouts or work stoppages during 2006 and consider our relationship with our employees to be satisfactory. On an as needed basis during peak periods, contract and temporary employees are utilized.

As a result of the C.I.E.B. acquisition, our total number of employees at December 31, 2006 increased by approximately 225, of which approximately 27.6% were salaried and the remainder were hourly. None of these employees added with the C.I.E.B. acquisition were unionized.

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

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. This downturn had a material adverse effect on our business during the same period. We cannot provide any assurance as to the length or ultimate level of the recovery of this decline. We expect that unit production of class 8 heavy trucks will decline in 2007 from 2006 levels.

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

•	We may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected.

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

Numerous raw materials are used in the manufacture of our products. Steel, aluminum, resin, foam and fabrics account for the most significant components of our raw material costs. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price increases and periodic delays in delivery. For example, we are currently being assessed surcharges as well as price increases on certain purchases of steel, copper and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition. Our operating results for the years ended December 31, 2006 and 2005 were adversely affected by the costs on certain of our purchases of steel, petroleum and copper costs.

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

The hourly workforces at our Norwalk and Shadyside, Ohio and Seattle, Washington facilities and Mexico operations are unionized. The unionized employees at these facilities represented approximately 52.3% of our total hourly employees in our North American operations as of December 31, 2006. Employees at our Seattle, Washington facility elected to be represented by the International Association of Machinists and Aerospace Workers, certified by a representative of the National Labor Relations Board effective May 8, 2006. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, a significant portion of our employees at our United Kingdom operations are represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2007 or 2008. The environmental laws to which we are subject have become more stringent over time, however, and we could incur material costs or expenses in the future to comply with environmental laws. Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other response by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.

•	We may be adversely affected by the impact of government regulations on our OEM customers.

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing Heavy-duty (Class 8) diesel engines that went into effect in the United States on October 1, 2002 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB are scheduled to become effective in 2007. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.

Sales to International, PACCAR, Freightliner and Volvo/Mack accounted for approximately 22%, 17%, 13% and 13%, respectively, of our revenue in 2006, and our ten largest customers accounted for approximately 82% of our revenue in 2006. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, Australia, Mexico and China, and sales derived from these operations were approximately 13% of our revenues in 2006. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. During times of a strengthening U.S. dollar, our reported revenues and earnings from our international operations will be reduced because the applicable local currencies will be translated into fewer U.S. dollars. The converse is also true and the strengthening of the European currencies in relation to the U.S. dollar can have a positive impact on our foreign revenues and earnings.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, Australia, Mexico and China. Our international operations accounted for approximately 13%, 16% and 28% of our total revenues for the years ended December 31, 2006, 2005 and

2004, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

•	Our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, reduced gross margins and loss of market share, which could have an adverse effect on our revenues and operating results.

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

Our future success depends on our continuing ability to attract, train, integrate and retain highly skilled personnel. Competition for these employees is intense. We may not be able to retain our current key employees or attract, train, integrate or retain other highly skilled personnel in the future. Our future success also depends in large part on the continued service of key management personnel, particularly our key executive officers. If we lose the services of one or more of these individuals or other key personnel, or if we are unable to attract, train, integrate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

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

Fluctuations in Quarterly or Annual Operating Results.  Our quarterly operating results may fluctuate as a result of:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced products;

•	the length of our sales cycles;

•	changes in our operating expenses;

•	personnel changes;

•	new business acquisitions;

•	changes in foreign currency exchange rates; and

•	seasonal factors.

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

Moreover, we warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these OEMs’ customers, in some cases for as long as six years. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform with their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would adversely affect our results of operations.

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

The aggregate amount of our outstanding indebtedness was $162.1 million as of December 31, 2006. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the notes. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to you as a holder of the notes. For example, it could:

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

As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity and intend to apply this strategy to those operations acquired through acquisitions. In this regard, we may incur restructuring charges in the future and such charges could adversely affect our operating results and financial condition.

•	Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets, including goodwill, as a result of recording any impairment charges deemed necessary in conjunction with the execution of our periodic asset impairment assessment and testing policy.

At December 31, 2006, we had goodwill of approximately $134.8 million and other intangible assets of approximately $84.2 million. We may identify additional anticipated or unanticipated impairments in any of our tangible or intangible asset categories in future testing periods and be required to record charges against earnings in the period in which the impairment is identified. Specific indicators that give rise to asset impairment may include, but are not limited to, changes in the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions among other factors.

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

Approximate
Location	Products Produced	Square Footage	Ownership Interest

Norwalk, Ohio (3 facilities)	Cab, Sleeper Box, Assembly and Ford GT Service	360,000 sq. ft.	Owned/Leased
Vonore, Tennessee (2 facilities)	Seats, Mirrors	245,000 sq. ft.	Owned/Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Northampton, England	Seats (office and commercial vehicle)	210,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina (2 facilities)	Interior Trim, Seats	163,000 sq. ft.	Leased
Seattle, Washington	RIM Process, Interior Trim, Seats	156,000 sq. ft.	Owned
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Canby, Oregon	Road watch/Electronics Assembly	4,000 sq. ft.	Leased
Dublin, Virginia	Interior Trim, Seats	79,000 sq. ft.	Owned
Vancouver, Washington (2 facilities)	Interior Trim	63,000 sq. ft.	Leased
Chillicothe, Ohio	Interior Trim, Dash Assembly	62,000 sq. ft.	Owned
Shanghai, China (2 facilities)	Seats	74,000 sq. ft.	Leased
Bellaire, Ohio	Warehouse Facility	41,000 sq. ft.	Leased
Tacoma, Washington	Injection Molding	25,000 sq. ft.	Leased
Plain City, Ohio	R&D, Lab	8,000 sq. ft.	Leased
Seneffs (Brussels), Belgium	Seat Assembly	35,000 sq. ft.	Leased
Brisbane (HQ), Australia	Seat Assembly	50,000 sq. ft.	Leased
Dublin, Ohio	Administration	14,000 sq. ft.	Leased
Agua Prieta, Mexico (4 facilities)	Wire Harness Assembly	150,000 sq. ft.	Leased
Douglas, Arizona (2 facilities)	Warehouse Facility	21,000 sq. ft.	Leased
Monona, Iowa	Wire Harness/Panel Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness/Assembly	18,000 sq. ft.	Leased
Redgranite, Wisconsin	Wire Harness Engineering Support	2,000 sq. ft.	Leased
Dekalb, Illinois	Cab Assembly	60,000 sq. ft.	Leased
Gahanna, Ohio	R&D, Lab	29,000 sq. ft.	Leased
Concord, North Carolina (2 facilities)	Injection Molding	150,000 sq. ft.	Leased
New Albany, Ohio	Corporate Headquarters	16,000 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seat Assembly	52,000 sq. ft.	Owned

We also have leased sales and service offices located in Australia, France and Czech Republic.

Utilization of our facilities varies with North American and European commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our New Albany and Dublin, Ohio facilities which are corporate and administrative offices, our

Plain City and Gahanna, Ohio, Wixom, Michigan and Redgranite, Wisconsin research and development and engineering facilities and our leased warehouse facilities in Douglas, Arizona and Bellaire and Norwalk, Ohio.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, customer and supplier disputes and product liability claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service (“IRS”). The IRS routinely examines our federal income tax returns and, in the course of those examinations, the IRS may propose adjustments to our federal income tax liability reported on such returns. It is our practice to defend those proposed adjustments that we deem lacking merit. We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings, including any proposed adjustments presented to date by the IRS, individually or collectively, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2006:
Fourth Quarter	$23.57	$18.47
Third Quarter	$21.08	$17.19
Second Quarter	$21.25	$17.82
First Quarter	$22.29	$17.10
Year Ended December 31, 2005:
Fourth Quarter	$21.11	$17.30
Third Quarter	$24.94	$17.70
Second Quarter	$21.74	$16.51
First Quarter	$24.38	$18.25

As of February 28, 2007, there were 128 holders of record of our outstanding common stock.

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

The graph below matches Commercial Vehicle Group, Inc.’s cumulative 28-month total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite Index, the Commercial Vehicle OEM Composite Index and the Commercial Vehicle Supplier Composite Index. The Commercial Vehicle OEM Composite Index includes four companies: Navistar International Corp., PACCAR Inc., Volvo AB and Wabash National Corp. The Commercial Vehicle Supplier Composite Index includes five companies: Accuride Corporation, ArvinMeritor, Inc., Cummins, Inc., Eaton Corp. and Modine Manufacturing Co. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 5, 2004 to December 31, 2006.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among Commercial Vehicle Group, Inc., The NASDAQ Composite Index,
Commercial Vehicle OEM Composite Index and Commercial Vehicle Supplier Composite Index

*	$100 invested on 8/5/04 in stock or on 7/31/04 in index-including reinvestment of dividends.

	08/05/04	12/31/04	12/31/05	12/31/06
Commercial Vehicle Group, Inc.	$100.00	$166.64	$143.36	$166.41
NASDAQ Composite	$100.00	$118.75	$119.46	$129.61
Commercial Vehicle OEM Composite	$100.00	$103.78	$141.62	$188.02
Commercial Vehicle Supplier Composite	$100.00	$116.42	$111.04	$129.90

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2006:

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased	Units) that
	(a) Total		as Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
	Units)	per Share	Plans or	Plans or
	Purchased	(or Unit)	Programs	Programs

Month #1
(October 1, 2006 through October 31, 2006)	5,836	$19.67	—	—

Month #2
(November 1, 2006 through November 30, 2006)	—	—	—	—

Month #3
(December 1, 2006 through December 31, 2006)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2006, however, our employees surrendered 5,836 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our Amended and Restated Equity Incentive Plan.

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

Material Events Affecting Financial Statement Comparability:

Collectively, our acquisitions of Mayflower, Monona, Cabarrus and C.I.E.B. materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2006 and 2005 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 3 and Note 7 to our consolidated financial statements contained in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005, and Note 3 and Note 7 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$918,751	$754,481	$380,445	$287,579	$298,678
Cost of revenues	768,913	620,031	309,696	237,884	249,181

Gross profit	149,838	134,450	70,749	49,695	49,497
Selling, general and administrative expenses	51,950	44,564	28,985	24,281	23,952
Share-based compensation expense	—	—	10,125	—	—
Amortization expense	414	358	107	185	122

Operating income	97,474	89,528	31,532	25,229	25,423
(Gain) loss on foreign currency forward contracts and other	(3,468)	(3,741)	(1,247)	3,230	1,098
Interest expense	14,829	13,195	7,244	9,796	12,940
Loss on early extinguishment of debt	318	1,525	1,605	2,972	—

Income before income taxes and cumulative effect of accounting change	85,795	78,549	23,930	9,231	11,385
Provision for income taxes	27,745	29,138	6,481	5,267	5,235

Income before cumulative effect of change in accounting principle	58,050	49,411	17,449	3,964	6,150
Cumulative effect of change in accounting principle	—	—	—	—	(51,630)

Net income (loss)	$58,050	$49,411	$17,449	$3,964	$(45,480)

Earnings (loss) per share:(1)
Basic	$2.74	$2.54	$1.13	$0.29	$(3.29)
Diluted	$2.69	$2.51	$1.12	$0.29	$(3.26)
Weighted average common shares outstanding:
Basic	21,151	19,440	15,429	13,779	13,827
Diluted	21,545	19,697	15,623	13,883	13,931

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	135,368	119,104	41,727	28,216	8,809
Total assets	590,822	543,883	225,638	210,495	204,217
Total liabilities, excluding debt	163,803	150,797	60,667	48,215	49,990
Total debt	162,114	191,009	53,925	127,474	127,202
Total stockholders’ investment	264,905	202,077	111,046	34,806	27,025
Other Data:
Adjusted EBITDA(2)	$115,910	$105,385	$40,389	$30,105	$33,007
Net cash provided by (used in):
Operating activities	36,922	44,156	34,177	10,442	18,172
Investing activities	(27,625)	(188,569)	(8,907)	(5,967)	(4,937)
Financing activities	(27,952)	188,547	(28,427)	(2,761)	(14,825)
Depreciation and amortization	14,983	12,064	7,567	8,106	8,682
Capital expenditures, net	22,389	20,669	8,907	5,967	4,937
North American Heavy-duty (Class 8) truck production (units)(3)	378,000	341,000	269,000	182,000	181,000

(1)	Earnings (loss) per share has been calculated giving effect to the reclassification of our outstanding classes of common stock into one class of common stock and, in connection therewith, a 38.991-to-one stock split.

(2)	Adjusted EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable GAAP measure, in the accompanying financial tables. Adjusted EBITDA is defined as net earnings before interest, taxes, depreciation, amortization, gains/losses on the early extinguishment of debt, miscellaneous income/expenses and cumulative effect of changes in accounting principle. In calculating Adjusted EBITDA, we exclude the effects of gains/losses on the early extinguishment of debt, miscellaneous income/expenses and cumulative effect of changes in accounting principles because our management believes that some of these items may not occur in certain periods, the amounts recognized can vary significantly from period to period and these items do not facilitate an understanding of our operating performance. Our management utilizes Adjusted EBITDA, in addition to the supplemental information, as an operating performance measure in conjunction with GAAP measures, such as net income and gross margin calculated in conformity with GAAP.

Our management uses Adjusted EBITDA, in addition to the supplemental information, as an integral part of its report and planning processes and as one of the primary measures to, among other things:

(i) monitor and evaluate the performance of our business operations;

(ii) facilitate management’s internal comparisons of our historical operating performance of our business operations;

(iii) facilitate management’s external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels;

(iv) review and assess the operating performance of our management team and as a measure in evaluating employee compensation and bonuses;

(v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and

(vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Our management believes that Adjusted EBITDA, in addition to the supplemental information, is useful to investors as it provides them with disclosures of our operating results on the same basis as that used by our management. Additionally, our management believes that Adjusted EBITDA, in addition to the supplemental information, provides useful information to investors about the performance of our overall business because the measure eliminates the effects of certain recurring and other unusual or infrequent charges that are not directly attributable to our underlying operating performance. Additionally, our management believes that because we have historically provided a non-GAAP financial measure in previous filings, that continuing to include a non-GAAP measure in our filings provides consistency in our financial reporting and continuity to investors for comparability purposes. Accordingly, we believe that the presentation of Adjusted EBITDA, when used in conjunction with the supplemental information and GAAP financial measures, is a useful financial analysis tool, used by our management as described above, that can assist investors in assessing our financial condition, operating performance and underlying strength. Adjusted EBITDA should not be considered in isolation or as a substitute for net income prepared in conformity with GAAP. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA, as well as the other information in this filing, should be read in conjunction with our financial statements and footnotes contained in the documents that we file with the U.S. Securities and Exchange Commission.

The following is a reconciliation of Net Income to Adjusted EBITDA:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Net income (loss)	$58,050	$49,411	$17,449	$3,964	$(45,480)
Add (subtract):					8,682
Depreciation and amortization	14,983	12,064	7,567	8,106	12,940
Interest expense	14,829	13,195	7,244	9,796	5,235
Provision for income taxes	27,745	29,138	6,481	5,267	—
Loss on early extinguishment of debt	318	1,525	1,605	2,972	—
Miscellaneous (income) expense	(15)	52	43	—	—
Cumulative effect of change in accounting principle	—	—	—	—	51,630

Adjusted EBITDA	$115,910	$105,385	$40,389	$30,105	$33,007

Supplemental Information:
Noncash (gain) loss on forward exchange contracts	(4,203)	(3,793)	(1,290)	3,230	1,098
Nonrecurring provision for prior period debt service	750	—	—	—	—

(3)	Source: Americas Commercial Transportation Research Co. LLC and ACT Publications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth under “Item 6 — Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A — Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007.

In 2006, approximately 60% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2006 was primarily derived from sales to OEMs in the global construction market, the aftermarket, OEM service organizations and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand increases for higher content vehicles, our revenues and gross profit will be positively impacted.

Along with North America, we have operations in Europe, Australia, Mexico and China. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we are unable to match revenues received in such currencies with costs incurred in such currencies. Strengthening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $3.0 million decrease in our revenues in 2006 as compared to 2005 and an approximate $1.0 million increase in 2005 as compared to 2004. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2005 as compared to 2006 and 2005 compared to 2004.

We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:

•	establishing sourcing efforts in China and Europe;

•	eliminating excess production capacity through the closure and consolidation of manufacturing or assembly facilities; and

•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives to improve operating efficiency and product quality.

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

Recent Acquisitions

On November 29, 2006, we acquired all of the outstanding stock of C.I.E.B. C.I.E.B. is a manufacturer of seats primarily for the commercial vehicle market. The C.I.E.B. acquisition was financed with borrowings from our revolving credit facility. The operating results of C.I.E.B. have been included in our 2006 consolidated financial statements since the date of acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our accounting policies, see Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions, particularly relating to revenue recognition and sales commitments, provision for income taxes, restructuring and impairment charges and litigation and contingencies may have a material impact on our financial statements, and are discussed in detail throughout our analysis of our results of operations.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, defined benefit pension plan assumptions, uncertain tax positions and goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A — Risk Factors for additional information regarding risk factors that may impact our estimates.

We apply the following critical accounting polices in the preparation of our consolidated financial statements.

Revenue Recognition and Sales Commitments — We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, and other authoritative accounting literature. These pronouncements generally require that we recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectibility is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts.

Provisions for anticipated contract losses are recognized at the time they become evident. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had no such recorded loss as of December 31, 2006 and $0.1 million and $0.6 million at December 31, 2005 and 2004, respectively.

Goodwill and Intangible Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was being amortized on a straight-line basis over 40 years.

We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142. We review definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2006. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, our management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill and indefinite-lived (SFAS No. 142) and definite-life intangible asset (SFAS No. 144) impairment analysis was performed during the second quarter of fiscal 2006 and did not result in an impairment charge.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. The valuation approaches we use include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods) to estimate the fair value of the reporting unit; earnings are emphasized in the Discounted Cash Flow, Guideline Company, and the Transaction Methods. In addition, these methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples that are based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.

Intangible Assets — Indefinite-Lived

Basis for Accounting Treatment

Our indefinite-lived intangible assets consist of customer relationships acquired in the 2005 acquisitions of Mayflower and Monona. We have accounted for these customer relationships as indefinite-lived intangible assets, which we believe is appropriate based upon the following circumstances and conditions under which we operate:

Sourcing, Barriers to Entry and Competitor Risks

The customer sourcing decision for the Mayflower and Monona businesses is heavily predicated on price, quality, delivery and the overall customer relationship. Absent a significant change in any or all of these factors, it is unlikely that a customer would source production to an alternate supplier. In addition, the factors listed below impose a high barrier for new competitors to enter into this industry. Historical experience indicates that Mayflower and Monona have not lost any primary customers and/or relationships due to these factors and such loss is not anticipated in the foreseeable future for the following reasons:

•	Costs associated with setting up a new production line, including tooling costs, are typically cost prohibitive in a competitive pricing environment;

•	The risk associated with potential production delays and a disruption to the supply chain typically outweighs any potential economic benefit;

•	Significant initial outlays of capital and institutional production knowledge represent a significant barrier to entry. Due to the asset-intensive nature of the businesses, a new competitor would require a substantial amount of initial capital;

•	Changeover costs are high both from an economic and risk standpoint;

•	The highly complex nature of successfully producing electronic wiring harnesses and complete cab structures in accordance with OEM quality standards makes it difficult for a competitor to enter the business; and

•	There is significant risk in operating the businesses as a result of the highly customized nature of the business. For example, production runs in the commercial vehicle business are significantly smaller and are more “build to order” in nature which requires the systems, expertise, equipment and logistics in order to be successful.

These costs and risks are the primary prohibiting factors which preclude our customers from sourcing their business elsewhere at any given time.

Duration and Strength of Existing Customer Relationships/Concentrations of Revenue

Mayflower and Monona have long-standing relationships with their existing customers and have experienced de minimis historical attrition. These relationships have endured over time and, accordingly, an assumption of prospective attrition is inconsistent with this historical experience and management’s expectations. Both Mayflower and Monona have a limited customer base, consisting of three primary customers, that has existed for many years, and we had pre-existing long-standing relationships with the same primary customers prior to the acquisitions of Mayflower and Monona, which in most cases have exceeded a period of 40 years. We believe the addition of Mayflower and Monona further strengthens our existing customer relationships with such customers. Specifically:

Mayflower and Monona’s relationships with their customers’ key decision-making personnel are mature and stable.

•	Mayflower’s and Monona’s customers typically make purchasing decisions through a team approach versus a single decision maker. Mayflower and Monona have historically maintained strong relationships with individuals at all levels of the decision making process including the engineering, operations and purchasing functions in order to successfully minimize the impact of any employee turnover at the customer level.

The top three customers of Mayflower and Monona have been established customers for a substantial period of time.

•	Mayflower has had relationships with Volvo/Mack, Freightliner and International since 1965, 1997 and 2001, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1949, 1954 and 1950, respectively. These customers comprised approximately 88% and 85% of Mayflower’s revenues for fiscal years 2006 and 2005, respectively.

•	Monona has had relationships with Deere & Co., Caterpillar and Oshkosh since 1969, 1970 and 1985, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1987, 1958 and 1950, respectively. These customers comprised approximately 85% and 88% of Monona’s revenues for fiscal years 2006 and 2005, respectively.

Valuation Methodology

For valuation purposes, the income approach using the discounted cash flow method was employed for the purpose of evaluating the Mayflower and Monona customer relationship intangible assets. Under this approach, we determined that the fair value of the Mayflower and Monona customer relationship intangible assets at their dates of acquisition was $45.9 million and $28.9 million, respectively.

Significant assumptions used in the valuation and determination of an indefinite useful life for these customer relationship intangible assets included the following:

•	The revenue projections that we relied upon to substantiate the economic consideration paid for the businesses is almost exclusively tied to the existing customer base. With regard to the valuation process, we projected less than 1% of total revenue in 2005 and 2006 to be lost due to core customer attrition and no core customer attrition thereafter.

•	Contributory asset charges were deducted for assets that contribute to income generation including: (i) net working capital; (ii) personal property; (iii) real property; (iv) tradename and trademarks; and (v) an assembled workforce.

•	The cash flows associated with the customer relationships acquired in the Mayflower and Monona transactions were discounted at a rate of return of 25.0% and 29.5%, respectively, which is approximately equal to the equity rate of return.

Intangible Asset Impairment — Accounting Treatment

If Mayflower and/or Monona were to prospectively lose any of their customers, in accordance with the provisions of paragraphs 16 and 17 of SFAS No. 142, Goodwill and Other Intangible Assets, we would perform an intangible asset impairment test to determine the impact of the loss on the customer relationship intangible asset and if impairment was indicated, we would record an impairment loss in our consolidated statement of operations.

Accounting for Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004, we determined that we do not require a valuation allowance against our deferred tax assets due to the likelihood of recovery in future periods. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax liability as of December 31, 2006 was $1.8 million. We will adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) in the first quarter 2007. The adoption of this interpretation will change the manner in which we evaluate recognition and measurement of uncertain tax positions. See “Recently Issued Accounting Pronouncements” in Note 2 to our consolidated financial statements for further information regarding the adoption of this authoritative literature.

Warranties — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty provisions was approximately $5.2 million, $7.1 million and $2.4 million at December 31, 2006, 2005 and 2004, respectively. The increase in estimate from 2004 to 2005 is primarily the result of the Mayflower, Monona and Cabarrus acquisitions.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have an other post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

Our Assumptions

The determination of pension and other post-retirement benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of the benefits that employees earn while working, as well as the present value of those benefits. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and other post-retirement benefit expenses and obligations.

Significant assumptions used to measure our annual pension and other post-retirement benefit expenses include:

•	discount rate;

•	expected return on plan assets; and

•	health care cost trend rates.

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Moody’s Aa Corporate Bond Index and the Barclay’s Capital AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2006 was 5.8% for the U.S. and 5.0% for the non-U.S pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2006 and 2005, we assumed an expected long-term rate of return on plan assets of 8.5 percent and 8.5 percent, respectively, for the U.S. pension plans and 6.0 percent and 7.5 percent, respectively, for the non-U.S. pension plans.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2006 pension and other post-retirement benefits results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2006:
Discount rate	$(351)	$579
Expected long-term rate of return on plan assets	$(566)	$566
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2006:
Discount rate	$(11,929)	$15,675

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and 2005. The rate was assumed to decrease gradually to 5.0% through 2011 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2006 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$20	$(19)
Other post-retirement benefit liability	$102	$(95)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a full description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues	83.7	82.2	81.4

Gross profit	16.3	17.8	18.6
Selling, general and administrative expenses	5.7	5.9	7.6
Noncash option charge	—	—	2.7
Amortization expense	—	—	—

Operating income	10.6	11.9	8.3
Other (income)	(0.4)	(0.5)	(0.3)
Interest expense	1.6	1.7	1.9
Loss on early extinguishment of debt	—	0.2	0.4

Income before income taxes	9.4	10.5	6.3
Provision for income taxes	3.0	3.9	1.7

Net income	6.4%	6.6%	4.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Revenues increased $164.3 million, or 21.8%, to $918.8 million for the year ended December 31, 2006 from $754.5 million for the year ended December 31, 2005. This increase resulted primarily from:

•	increased acquisition related revenue of approximately $77.0 million from the full year impact of the acquisitions of Mayflower, Monona, Cabarrus and the partial year impact of C.I.E.B.;

•	a 10.9% increase in North American Heavy-duty (Class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulted in approximately $88.0 million of increased revenues;

•	an increase in production levels, fluctuations in content and net new business awards for our European, Australian and Asian markets of approximately $2.5 million;

•	unfavorable foreign exchange fluctuations and adjustments of approximately $3 million.

Gross Profit.  Gross profit increased $15.3 million, or 11.4%, to $149.8 million for the year ended December 31, 2006 from $134.5 million for the year ended December 31, 2005. As a percentage of revenues, gross profit decreased to 16.3% for the year ended December 31, 2006 from 17.8% for the year ended December 31, 2005. This decrease resulted primarily from the result of various raw material cost increases as well as certain operational and other one-time events during the year. We continued to seek material cost reductions, labor efficiencies and general operating cost reductions to generate additional profits during the year ended December 31, 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.4 million, or 16.6%, to $52.0 million for the year ended December 31, 2006 from $44.6 million for the year ended December 31, 2005. This increase resulted primarily from the full year impact of the acquisitions of Mayflower, Monona and Cabarrus during 2005 as well as increases in wages and the cost of adopting FAS 123(r) during the year ended December 31, 2006.

Amortization Expense.  Amortization expense increased to approximately $414,000 for the year ended December 31, 2006 from approximately $358,000 for the year ended December 31, 2005. This increase was primarily the result of the full year impact of the Mayflower and Monona acquisitions.

Other (Income).  We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts on our consolidated balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statement of operations. The $3.5 million gain for the year ended December 31, 2006 and the $3.7 million gain for the year ended December 31, 2005 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.  Interest expense increased $1.6 million to $14.8 million for the year ended December 31, 2006 from $13.2 million for the year ended December 31, 2005. This increase was primarily the result of higher average interest rates during the year.

Loss on Early Extinguishment of Debt.  In 2006, we repaid approximately $25.0 million of our U.S. dollar denominated term loan. In connection with this loan repayment, approximately $0.3 million of deferred fees were written off. In 2005, as part of our 2005 issuance of 8.0% senior notes due 2013, we amended our existing senior credit agreement and wrote off approximately $1.5 million of deferred fees.

Provision for Income Taxes.  Our effective tax rate during the year ended December 31, 2006 was 32.3% compared to 37.1% for 2005. Provision for income taxes decreased $1.4 million to $27.7 million for the year ended December 31, 2006, compared to an income tax provision of $29.1 million for the year ended December 31, 2005. The decrease in effective rate year over year can be primarily attributed to the tax planning initiatives taken during 2006 which favorably impacted tax credits and provision rates.

Net Income.  Net income increased $8.7 million to $58.1 million for the year ended December 31, 2006, compared to $49.4 million for the year ended December 31, 2005, primarily as a result of the factors discussed above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Revenues increased $374.1 million, or 98.3%, to $754.5 million for the year ended December 31, 2005 from $380.4 million for the year ended December 31, 2004. This increase resulted primarily from:

•	increased acquisition related revenue of approximately $315 million from the acquisitions of Mayflower, Monona and Cabarrus;

•	a 27% increase in North American Heavy-duty (Class 8) truck production, fluctuations in content and production levels for our other North American end markets and net new business awards resulted in approximately $49 million;

•	an increase in production levels, fluctuations in content and net new business awards for our European, Australian and Asian markets of approximately $11 million;

•	unfavorable foreign exchange fluctuations and adjustments of approximately $1 million.

Gross Profit.  Gross profit increased $63.7 million, or 90.0%, to $134.5 million for the year ended December 31, 2005 from $70.8 million for the year ended December 31, 2004. As a percentage of revenues, gross profit decreased to 17.8% for the year ended December 31, 2005 from 18.6% for the year ended December 31, 2004. This decrease resulted primarily from the acquisitions of Mayflower, Monona and Cabarrus, which experienced lower margins than those we achieved in the prior year. We continued to seek material cost reductions, labor efficiencies and general operating cost reductions to generate additional profits and to offset incremental costs of raw materials and petroleum related products and services experienced during the year ended December 31, 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.6 million, or 53.7%, to $44.6 million for the year ended December 31, 2005 from $29.0 million for the year ended December 31, 2004. This increase resulted primarily from the acquisitions of Mayflower, Monona and Cabarrus during the year as well as increases in wages and the cost of additional resources to accommodate product innovation and growth in the commercial vehicle sector as well as the cost associated with being a public company.

Stock Compensation Expense.  To reward our senior management team for its success in reducing operating costs, integrating businesses and improving processes through cyclical periods, we granted options to purchase an aggregate of 910,869 shares of our common stock to 16 members of our management team in May 2004. The exercise price for such options is $5.54 per share. As modified, such options have a ten-year term with 100% of such options being currently exercisable. We incurred a compensation charge of $10.1 million in the second quarter of 2004 as a result of the grant of these options. This compensation charge equaled the difference between $5.54 and the fair market value of our common stock as of the grant date of these options.

Amortization Expense.  Amortization expense increased to approximately $358,000 for the year ended December 31, 2005 from $107,000 for the year ended December 31, 2004. This increase was primarily the result of the increase in deferred financing costs from the prior year period, due to fees related to the issuance of our 8.0% senior notes due 2013, during the year.

Other (Income) Expense.  We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts on our consolidated balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statement of operations. The $3.7 million gain for the year ended December 31, 2005 and the $1.2 million gain for the year ended December 31, 2004 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.  Interest expense increased $6.0 million, or 83.3%, to $13.2 million for the year ended December 31, 2005 from $7.2 million for the year ended December 31, 2004. This increase was primarily the result of an increase in total debt due to acquisitions made during the year.

Loss on Early Extinguishment of Debt.  As part of our August 2004 initial public offering, we wrote off capitalized debt financing costs which approximated $1.6 million. As part of our 2005 issuance of 8.0% senior notes due 2013 and amendment of our existing senior credit agreement, we wrote off approximately $1.5 million of deferred fees.

Provision for Income Taxes.  Our effective tax rate during the year ended December 31, 2005 was 37.1% compared to 27.1% for 2004. Provision for income taxes increased $22.6 million to $29.1 million for the year ended December 31, 2005, compared to an income tax provision of $6.5 million for the year ended December 31, 2004. The increase in effective rate year over year can be primarily attributed to the reversal of the existing valuation allowance in 2004 after consideration of our future profitability.

Net Income.  Net income increased $31.9 million to $49.4 million for the year ended December 31, 2005, compared to $17.5 million for the year ended December 31, 2004, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2006, cash provided by operations was $36.9 million, compared to $44.2 million in the year ended December 31, 2005. This decrease was primarily the result of the increases in prepaid expenses, accounts receivable and inventories during the year. Cash provided by operations in the year ended December 31, 2004 was $34.2 million.

Net cash used in investing activities was $27.6 million for the year ended December 31, 2006 compared to $188.6 million in the year ended December 31, 2005 and $8.9 million in the year ended December 31, 2004. The amounts used in the year ended December 31, 2006 primarily reflect capital expenditure purchases and the acquisition of C.I.E.B. During 2005 and 2004, all net cash used in investing activities was for acquisitions and capital expenditures, primarily for equipment and tooling purchases related to new or replacement programs and current equipment upgrades.

Net cash used in financing activities totaled $28.0 million for the year ended December 31, 2006, compared to net cash provided by of $188.5 million in the year ended December 31, 2005 and net cash used of $28.4 million in the year ended December 31, 2004. The net cash used in financing activities in the year ended December 31, 2006 was primarily related to our repayment of our U.S. dollar denominated term loan. The net cash provided for December 31, 2005 was primarily related to the issuance of our 8.0% senior notes and the net cash used during the year ended December 31, 2004 was primarily related to repayments of outstanding borrowings.

Debt and Credit Facilities

As of December 31, 2006, we had an aggregate of $162.1 million of outstanding indebtedness excluding $1.8 million of outstanding letters of credit under various financing arrangements. We were in compliance with all of our respective financial covenants under our debt and senior credit facility as of December 31, 2006. The indebtedness consisted of the following:

•	$1.5 million under our revolving credit facility, $10.3 million under our term loan facility and $0.3 million of capital lease obligations. The weighted average rate on these borrowings, for the year ended December 31, 2006, ranged from approximately 7.1% with respect to the revolving borrowings to approximately 6.8% for the term loan borrowings and;

•	$150 million of 8.0% senior notes due 2013.

In August 2004, in connection with our initial public offering, we entered into a senior credit facility, consisting of a $65.0 million term loan and a $40.0 million revolving line of credit. We used borrowings under the term loan, together with proceeds of the offering to repay all of our existing borrowings under our then-existing senior credit facility and to repay all of our then existing subordinated indebtedness.

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

The revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Based on the provisions of the AICPA’s Emerging Issues Task Force (EITF) Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements, and the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $4.8 million third party fees relating to the senior credit agreement and 8.0% senior notes due 2013 were capitalized at December 31, 2006 and are being amortized over the life of the senior credit facility.

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

Quarter(s) Ending	Maximum Total Leverage Ratio

12/31/05 through 9/30/06	2.75 to 1.00
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00

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

We believe that cash flow from operating activities together with available borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. Capital expenditures for 2007 are expected to be approximately $23 million.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$162,114	$2,158	$5,420	$4,536	$150,000
Estimated interest payments	43,411	12,753	12,501	12,157	6,000
Operating lease obligations	56,401	7,430	13,484	10,244	25,243
Pension and other post-retirement funding	34,918	2,279	5,162	6,262	21,215

Total	$296,844	$24,620	$36,567	$33,199	$202,458

Since December 31, 2006, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist primarily of facility closure and consolidation costs, defined benefit plan and other post-retirement benefit plans and other items. We also enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.

As of December 31, 2006, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2006, we had outstanding letters of credit of $1.8 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Approximately $11.8 million and $40.6 million of our debt was variable rate debt at December 31, 2006 and 2005, respectively. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.1 million and $0.4 million, respectively. The impact on the fair market value of our debt at December 31, 2006 and 2005 would have been insignificant.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge foreign currency translation exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in our consolidated balance sheets, with the offsetting noncash gain or loss included in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2006 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of these contracts at December 31, 2006 and 2005 amounted to $8.5 million and $4.3 million, respectively, which is reflected in other assets in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations. We may designate future forward exchange contracts as cash flow hedges.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/Eurodollar and pound sterling/Japanese yen. At December 31, 2006, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2006 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2006 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) (formerly Bostrom Holding, Inc., a Delaware corporation) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 14 to the consolidated financial statements, in 2006, the Company changed its method of accounting for defined benefit pension and other post-retirement benefit plans and as discussed in Note 13 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
March 13, 2007

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands, except share
	and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,821	$40,641
Accounts receivable, net of reserve for doubtful accounts of $5,536 and $6,087, respectively	123,471	114,116
Inventories, net	88,723	69,053
Prepaid expenses	24,272	4,724
Deferred income taxes	8,819	12,571

Total current assets	265,106	241,105

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	30,203	27,310
Machinery and equipment	120,416	93,912
Construction in progress	17,414	15,827
Less accumulated depreciation	(77,645)	(56,634)

Property, plant and equipment, net	90,388	80,415
GOODWILL	134,766	125,607
INTANGIBLE ASSETS, net of accumulated amortization of $840 and $451, respectively	84,188	84,577
OTHER ASSETS, net	16,374	12,179

TOTAL ASSETS	$590,822	$543,883

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,158	$5,309
Accounts payable	86,610	73,709
Accrued liabilities	40,970	42,983

Total current liabilities	129,738	122,001

LONG-TERM DEBT, net of current maturities	159,956	185,700
DEFERRED TAX LIABILITIES	10,611	8,802
PENSION AND OTHER POST-RETIREMENT BENEFITS	22,188	20,621
OTHER LONG-TERM LIABILITIES	3,424	4,682

Total liabilities	325,917	341,806

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 21,368,831 and 21,145,954 shares issued and outstanding, respectively	214	211
Treasury stock purchased from employees; 5,836 shares	(115)	—
Additional paid-in capital	174,044	169,252
Retained earnings	92,007	33,957
Accumulated other comprehensive loss	(1,245)	(1,343)

Total stockholders’ investment	264,905	202,077

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$590,822	$543,883

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share amounts)

REVENUES	$918,751	$754,481	$380,445
COST OF REVENUES	768,913	620,031	309,696

Gross Profit	149,838	134,450	70,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	51,950	44,564	39,110
AMORTIZATION EXPENSE	414	358	107

Operating Income	97,474	89,528	31,532
OTHER INCOME	(3,468)	(3,741)	(1,247)
INTEREST EXPENSE	14,829	13,195	7,244
LOSS ON EARLY EXTINGUISHMENT OF DEBT	318	1,525	1,605

Income Before Provision for Income Taxes	85,795	78,549	23,930
PROVISION FOR INCOME TAXES	27,745	29,138	6,481

NET INCOME	$58,050	$49,411	$17,449

EARNINGS PER COMMON SHARE:
Basic	$2.74	$2.54	$1.13

Diluted	$2.69	$2.51	$1.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,151	19,440	15,429

Diluted	21,545	19,697	15,623

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2006, 2005 and 2004

								Accum.
						Retained		Other
				Stock	Additional	Earnings		Comp.
	Common Stock		Treasury	Subscription	Paid-In	(Accum.	Deferred	Income/
	Shares	Amount	Stock	Receivable	Capital	Deficit)	Comp.	(Loss)	Total
	(In thousands, except share data)

BALANCE — December 31, 2003	13,778,599	$138	$—	$(430)	$76,803	$(43,028)	$—	$1,323	$34,806
Issuance of common stock	4,072,875	41	—	—	46,393	—	—	—	46,434
Stock subscriptions received	—	—	—	255	—	—	—	—	255
Exercise of stock purchase warrants in connection with initial public offering	136,023	1	—	—	464	—	—	—	465
Share-based compensation expense	—	—	—	—	—	10,125	—	—	10,125
Comprehensive income:
Net income	—	—	—	—	—	17,449	—	—	17,449
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,056	2,056
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(544)	(544)

Total comprehensive income									18,961

BALANCE — December 31, 2004	17,987,497	$180	$—	$(175)	$123,660	$(15,454)	$—	$2,835	$111,046
Issuance of common stock	2,671,229	26	—	—	43,710	—	—	—	43,736
Exercise of common stock under stock option and equity incentive plans	319,928	3	—	—	1,882	—	—	—	1,885
Issuance of restricted stock	167,300	2	—	—	3,262	—	(3,262)	—	2
Stock subscriptions received	—	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	—	49,411	—	—	49,411
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,645)	(3,645)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(533)	(533)

Total comprehensive income									45,233

BALANCE — December 31, 2005	21,145,954	$211	$—	$—	$172,514	$33,957	$(3,262)	$(1,343)	$202,077
Exercise of common stock under stock option and equity incentive plans	341,685	4	—	—	2,141	—	—	—	2,145
Issuance of restricted stock	54,328	1	—	—	—	—	—	—	1
Effect of accounting change — SFAS 123(r)	(167,300)	(2)	—	—	(3,262)	—	3,262	—	(2)
Treasury stock purchased from employees at cost	(5,836)	—	(115)	—	—	—	—	—	(115)
Share-based compensation expense	—	—	—	—	2,006	—	—	—	2,006
Excess tax benefit — equity transactions	—	—	—	—	645	—	—	—	645
Comprehensive income:
Net income	—	—	—	—	—	58,050	—	—	58,050
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,874	3,874
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(304)	(304)

Total comprehensive income									61,620

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	(3,472)	(3,472)

BALANCE — December 31, 2006	21,368,831	$214	$(115)	$—	$174,044	$92,007	$—	$(1,245)	$264,905

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,050	$49,411	$17,449

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,983	12,064	7,567
Noncash amortization of debt financing costs	895	848	522
Loss on early extinguishment of debt	318	1,525	1,031
Shared-based compensation expense	2,006	—	10,125
Gain on sale of assets	(665)	(7)	—
Pension and other post-retirement curtailment gain	(3,865)	(3,097)	—
Deferred income tax provision	9,417	7,248	1,340
Noncash gain on forward exchange contracts	(4,203)	(3,793)	(1,291)
Noncash interest expense on subordinated debt	—	—	481
Change in other operating items:
Accounts receivable	(4,369)	(22,013)	(4,744)
Inventories	(16,603)	(11,571)	(6,243)
Prepaid expenses	(21,819)	9,958	(2,360)
Accounts payable and accrued liabilities	2,213	10,145	11,383
Other assets and liabilities	564	(6,562)	(1,083)

Net cash provided by operating activities	36,922	44,156	34,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,327)	(15,957)	(8,907)
Proceeds from disposal/sale of property plant and equipment	352	—	—
Proceeds from disposal/sale of other assets	2,032	—	—
Post-acquisition and acquisition payments, net of cash received	(9,452)	(170,851)	—
Other assets and liabilities	(1,230)	(1,761)	—

Net cash (used in) investing activities	(27,625)	(188,569)	(8,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	43,914	46,640
Proceeds from issuance of common stock under equity incentive plans	2,140	1,887	465
Purchases of treasury stock from employees	(115)	—	—
Excess tax benefit from equity incentive plans	645	—	—
Repayment of revolving credit facility	(74,711)	(207,449)	(80,575)
Borrowings under revolving credit facility	72,398	206,778	58,092
Repayments of long-term borrowings	(28,210)	(238,336)	(116,031)
Long-term borrowings	—	227,459	66,061
Repayment of subordinated debt	—	—	(3,112)
Proceeds from issuance of 8% senior notes	—	150,000	—
Payments on capital lease obligations	(99)	(46)	(15)
Debt issuance costs and other, net	—	4,340	48

Net cash (used in) provided by financing activities	(27,952)	188,547	(28,427)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,165)	(4,889)	1,067

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,820)	39,245	(2,090)
CASH AND CASH EQUIVALENTS:
Beginning of period	40,641	1,396	3,486

End of period	$19,821	$40,641	$1,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,869	$6,340	$7,564

Cash paid for income taxes, net	$29,197	$24,603	$2,767

Unpaid purchases of property and equipment included in accounts payable	$3,061	$4,712	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1.	Organization

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. We have operations located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia and Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico and the United Kingdom.

2.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates are used for such items as allowance for doubtful accounts, inventory reserves, warranty, pension and post retirement benefit liabilities, contingent liabilities, goodwill and intangible assets impairment and depreciable lives of property and equipment. Actual results may differ materially from those estimates.

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable — Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs. If not reserved through specific identification procedures, our general policy for uncollectible accounts is to reserve at a certain percentage threshold, based upon the aging categories of accounts receivable. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.

Inventories — We maintain our inventory primarily for the manufacture of goods for sale to our customers. Inventory is composed of three categories: Raw Materials, Work in Process, and Finished Goods. These categories are generally defined as follows: Raw Materials consist of materials that have been acquired and are available for the production cycle; Work in Process is composed of materials that have been moved into the production process and have some measurable amount of labor and overhead added; Finished Goods are materials with added labor and overhead that have completed the production cycle and are awaiting sale and delivery to customers.

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. We value our finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

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

We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for impairment of long-lived assets. We had no impairments during 2006, 2005, or 2004.

Intangible Assets — Indefinite-Lived

Basis for Accounting Treatment

Our indefinite-lived intangible assets consist of customer relationships acquired in the 2005 acquisitions of Mayflower and Monona. We have accounted for these customer relationships as indefinite-live intangible assets, which we believe is appropriate based upon the following circumstances and conditions under which we operate:

Sourcing, Barriers to Entry and Competitor Risks

The customer sourcing decision for the Mayflower and Monona businesses is heavily predicated on price, quality, delivery and the overall customer relationship. Absent a significant change in any or all of these factors, it is unlikely that a customer would source production to an alternate supplier. In addition, the factors listed below impose a high barrier for new competitors to enter into this industry. Historical experience indicates that Mayflower and Monona have not lost any primary customers and/or relationships due to these factors and such loss is not anticipated in the foreseeable future for the following reasons:

•	Costs associated with setting up a new production line, including tooling costs, are typically cost prohibitive in a competitive pricing environment;

•	The risk associated with potential production delays and a disruption to the supply chain typically outweighs any potential economic benefit;

•	Significant initial outlays of capital and institutional production knowledge represent a significant barrier to entry. Due to the asset-intensive nature of the businesses, a new competitor would require a substantial amount of initial capital;

•	Changeover costs are high both from an economic and risk standpoint;

•	The highly complex nature of successfully producing electronic wiring harnesses and complete cab structures in accordance with OEM quality standards makes it difficult for a competitor to enter the business; and

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	There is significant risk in operating the businesses as a result of the highly customized nature of the business. For example, production runs in the commercial vehicle business are significantly smaller and are more “build to order” in nature which requires the systems, expertise, equipment and logistics to be successful.

These costs and risks are the primary prohibiting factors which preclude our customers from sourcing their business elsewhere at any given time.

Duration and Strength of Existing Customer Relationships/Concentrations of Revenue

Mayflower and Monona have long-standing relationships with their existing customers and have experienced de minimis historical attrition. These relationships have endured over time and accordingly, an assumption of prospective attrition is inconsistent with this historical experience and management’s expectations. Both Mayflower and Monona have a limited customer base, consisting of three primary customers, that has existed for many years, and we had pre-existing long-standing relationships with the same primary customers prior to the acquisitions of Mayflower and Monona, which in most cases have exceeded a period of 40 years. We believe the addition of Mayflower and Monona further strengthens our existing customer relationships with such customers. Specifically:

Mayflower and Monona’s relationships with their customers’ key decision-making personnel are mature and stable.

•	Mayflower’s and Monona’s customers typically make purchasing decisions through a team approach versus a single decision maker. Mayflower and Monona have historically maintained strong relationships with individuals at all levels of the decision making process including the engineering, operations and purchasing functions in order to successfully minimize the impact of any employee turnover at the customer level.

The top three customers of Mayflower and Monona have been established customers for a substantial period of time.

•	Mayflower has had relationships with Volvo/Mack, Freightliner and International since 1965, 1997 and 2001, respectively. We, and/or our predecessor entities, had pre-existing relationships with these same customers since 1949, 1954 and 1950, respectively. These customers comprised approximately 88% and 85% of Mayflower’s revenues for fiscal years 2006 and 2005, respectively.

•	Monona has had relationships with Deere & Co., Caterpillar and Oshkosh since 1969, 1970 and 1985, respectively. We, and/or our predecessor entities, had pre-existing relationships with these same customers since 1987, 1958 and 1950, respectively. These customers comprised approximately 85% and 88% of Monona’s revenues for fiscal years 2006 and 2005, respectively.

Valuation Methodology

For valuation purposes, the income approach using the discounted cash flow method was employed for the purpose of evaluating the Mayflower and Monona customer relationship intangible assets. Under this approach, we determined that the fair value of the Mayflower and Monona customer relationship intangible assets at their dates of acquisition was $45.9 million and $28.9 million, respectively.

Significant assumptions used in the valuation and determination of an indefinite useful life for these customer relationship intangible assets included the following:

•	The revenue projections that we relied upon to substantiate the economic consideration paid for the businesses is almost exclusively tied to the existing customer base. With regard to the valuation process,

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we projected less than 1% of total revenue in 2005 and 2006 to be lost due to core customer attrition and no core customer attrition thereafter.

•	Contributory asset charges were deducted for assets that contribute to income generation including: (i) net working capital; (ii) personal property; (iii) real property; (iv) tradename and trademarks; and (v) an assembled workforce.

•	The cash flows associated with the customer relationships acquired in the Mayflower and Monona transactions were discounted at a rate of return of 25.0% and 29.5%, respectively, which is approximately equal to the equity rate of return.

Intangible Asset Impairment — Accounting Treatment

If Mayflower and/or Monona were to prospectively lose any of their customers, in accordance with the provisions of paragraphs 16 and 17 of SFAS No. 142, Goodwill and Other Intangible Assets, we would perform an intangible asset impairment test to determine the impact of the loss on the customer relationship intangible asset and if impairment was indicated, we would record an impairment loss in our consolidated statement of operations.

Other Assets — Other assets primarily consist of the fair value of our foreign exchange forward contracts of approximately $8.5 million at December 31, 2006 and $4.3 million at December 31, 2005 and debt financing costs of approximately $4.8 million at December 31, 2006 and approximately $6.0 million at December 31, 2005, which are being amortized over the term of the related obligations.

Revenue Recognition — Product revenue is derived from sales of our various manufactured products. Our revenue recognition policy is in accordance with the SEC’s SAB No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and other authoritative accounting literature. In accordance with the provisions of such authoritative accounting literature, we recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectibility is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.

Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had no such recorded loss as of December 31, 2006, and $0.1 million and $0.6 million at December 31, 2005 and 2004, respectively. These amounts, as they relate to the year ended December 31, 2005 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2006 and 2005 are

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2006	2005

Balance — Beginning of the year	$7,117	$2,408
Increase due to acquisitions	12	5,183
Additional provisions recorded	3,391	2,074
Deduction for payments made	(5,366)	(2,515)
Currency translation adjustment	43	(33)

Balance — End of year	$5,197	$7,117

Income Taxes — We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates.

Comprehensive (Loss) — We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on certain derivative instruments utilized to hedge certain of our interest rate exposures. In accordance with SFAS No. 130, we have chosen to disclose comprehensive (loss) in the consolidated statements of stockholders’ investment. The components of accumulated other comprehensive (loss) consisted of the following as of December 31 (in thousands):

	2006	2005

Foreign currency translation adjustment	$5,457	$1,583
Pension liability	(6,702)	(2,926)

	$(1,245)	$(1,343)

Fair Value of Financial Instruments — At December 31, 2006, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, unless otherwise noted. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.

Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. We place our cash equivalents with high credit-quality financial institutions. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances for anticipated losses. Customers that accounted for a significant portion of consolidated revenues for each of the three years ended December 31 were as follows:

	2006	2005	2004

International	22%	19%	9%
PACCAR	17	17	28
Freightliner	13	16	17
Volvo/Mack	13	14	6
Caterpillar	8	7	5

As of December 31, 2006 and 2005, receivables from these customers represented approximately 67% and 72% of total receivables, respectively.

Foreign Currency Translation — Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income in stockholders’ investment. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of our foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contract duration is typically between three months and three years. These contracts are marked-to-market and the fair value is included in assets or liabilities in the accompanying consolidated balance sheets, with the offsetting noncash gain or loss included in the accompanying consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of our open foreign exchange contracts at December 31, 2006 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value

Commitments to sell currencies:
U.S. Dollar	(715)	$(715)	$(715)
Eurodollar	36,286	50,768	48,516
Swedish krona	15,000	2,194	2,197
Japanese yen	3,525,000	37,476	31,291
Australian Dollar	2,850	2,273	2,238

The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $8.5 million and $4.3 million is included in other assets in the consolidated balance sheet at December 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and No. 140, which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on our consolidated financial position and results of operations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140, which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on our consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption in the first quarter 2007, with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. We are currently in the process of determining the impact of the adoption of this authoritative guidance on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(r). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Currently, the assumptions used to measure our annual defined benefit pension and other post-retirement benefit plan expenses are determined as of October 1 or December 31 (measurement dates) for our various plans, and all plan assets and liabilities are generally reported as of those dates. In accordance with the provisions of SFAS No. 158, prior year amounts have not been adjusted. We adopted SFAS No. 158 as of December 31, 2006 and recognized the funded status of our defined benefit pension and other post-retirement benefit plans in our consolidated financial statements, based upon the most recent valuations of our defined benefit pension and other post-retirement benefit obligations. The financial impact of the adoption increased liabilities by approximately $5.4 million and reduced accumulated other comprehensive income, a component of stockholders’ investment, by a net after-tax amount of approximately $3.5 million, based on our current assumptions of discount rate and return on plan assets. The adoption of SFAS No. 158 did not have a significant impact on our credit or debt ratios or financing covenants. See Note 14 to our consolidated financial statements for further information regarding the adoption of this authoritative literature.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We have evaluated the impact of adopting the provisions of SAB 108 and have determined that it had no impact on our consolidated financial position and results of operations.

3.	Business Combinations

On November 29, 2006, we acquired all of the outstanding common stock of C.I.E.B. for approximately $8.8 million, and C.I.E.B. became an indirect wholly-owned subsidiary of CVG. C.I.E.B. is a seat manufacturer primarily for the commercial bus and truck markets. From the date of acquisition through December 31, 2006, C.I.E.B. recorded revenues of approximately $1.0 million and operating income of approximately $0.1 million. The C.I.E.B. acquisition was financed with borrowings from our revolving credit facility. The operating results of C.I.E.B. have been included in our 2006 consolidated financial statements since the date of acquisition. On a pro forma basis, had the C.I.E.B. acquisition been included in our consolidated financial statements for the full year 2006, our revenues would have increased by approximately $9.6 million and operating income would have increased by approximately $1.1 million.

The C.I.E.B. acquisition was accounted for by the purchase method of accounting. Under purchase accounting, the preliminary purchase price is allocated to the tangible and intangible assets and liabilities of C.I.E.B. based upon their respective fair values. We continue to evaluate the purchase price allocation, including intangible assets, contingent liabilities and property, plant and equipment, and expect to revise the purchase price allocation as better information becomes available. The preliminary purchase price and costs associated with the C.I.E.B. acquisition exceeded the preliminary fair value of the net assets acquired by approximately $5.9 million. Our valuation of goodwill as of December 31, 2006 is as follows (in thousands):

Contract purchase price	$9,332
Working capital and other adjustments	(514)

Preliminary purchase price (cash consideration)	8,818
Transaction costs and other adjustments	214
Net assets at historical cost	(3,151)

Excess of purchase price over net assets acquired	$5,881

Under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, the preliminary purchase price as shown above is allocated to C.I.E.B.’s tangible and intangible assets and

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities based on their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of December 31, 2006 was as follows (in thousands):

Accounts receivable	$1,834
Inventories	1,284
Other current assets	57
Property, plant and equipment, net	1,797
Goodwill and other intangibles	5,881
Current liabilities	(1,914)
Other long term liabilities	(121)

Net assets acquired	$8,818

The following pro forma information presents the result of operations as if the 2005 acquisitions of Mayflower, Monona, Cabarrus and the 2006 acquisition of C.I.E.B. had taken place at the beginning of each period presented below. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisitions taken place on the dates indicated. In addition, the pro forma results are not necessarily indicative of the future financial or operating results.

	2006	2005
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Revenue	$928,302	$838,545
Operating income	$98,543	$99,235
Net income	$58,420	$53,242
Earnings Per Share:
Basic	$2.76	$2.74
Diluted	$2.71	$2.70

4.	Inventories, net

Inventories consisted of the following as of December 31 (in thousands):

	2006	2005

Raw materials	$61,617	$46,218
Work in process	14,436	12,571
Finished goods	17,314	13,655
Less: excess and obsolete	(4,644)	(3,391)

	$88,723	$69,053

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2006	2005

Compensation and benefits	$18,277	$16,069
Warranty costs	5,197	7,117
Product liability	165	286
Interest	6,104	5,974
Income and other taxes	883	490
Facility closure and consolidation costs	—	1,605
Freight	482	312
Other	9,862	11,130

	$40,970	$42,983

6.	Restructuring and Integration

Restructuring — In 2000, we recorded a $5.6 million restructuring charge as part of our cost and efficiency initiatives, closing two manufacturing facilities, two administrative centers and reorganizing our manufacturing and administrative functions. Approximately $1.7 million of the charge was related to employee severance and associated benefits for the 225 terminated employees, approximately $2.6 million related to lease and other contractual commitments associated with the facilities and approximately $1.3 million of asset impairments related to the write-down of assets. All employees were terminated by 2001. The contractual commitments continued through mid-2005.

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

A summary of these restructuring activities for the years ended December 31, 2006 and 2005 is as follows (in thousands):

Facility Exit
and Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2004	$—	$278	$278
Usage/cash payments	—	(278)	(278)

Balance — December 31, 2005	—	—	—
Usage/cash payments	—	—	—

Balance — December 31, 2006	$—	$—	$—

Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At December 31, 2006, we had principally completed our actions under these plans,

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than certain contractual commitments, which continue through 2008. Summarized below is the activity related to these actions (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2004	$—	$423	$423
Usage/cash payments	—	(106)	(106)

Balance — December 31, 2005	—	317	317
Usage/cash payments	—	(70)	(70)

Balance — December 31, 2006	$—	$247	$247

In connection with the June 8, 2005 acquisition of Monona, plans were established to realign certain operations in an effort to achieve synergies between us and Monona, including the closure of our Spring Green, Wisconsin operations and the administrative office located in Naperville, Illinois. Purchase liabilities recorded as part of the acquisition include approximately $0.9 million related to employee severance and associated benefits for approximately 100 employees and approximately $1.1 million related to facility exit, transition and other estimated costs. These activities were substantially complete as of December 31, 2006. Summarized below is the activity related to these actions (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2004	$—	$—	$—
Additional reserves	946	1,067	2,013

Balance — December 31, 2005	946	1,067	2,013
Usage/cash payments	(886)	(1,067)	(1,953)

Balance — December 31, 2006	$60	$—	$60

7.	Debt

Debt consisted of the following at December 31 (in thousands):

	2006	2005

Revolving credit facilities bore interest at a weighted average of 7.1% as of December 31, 2006 and 6.6% as of December 31, 2005 due 2010	$1,469	$3,446
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.8% as of December 31, 2006 and 6.3% as of December 31, 2005 due 2010	10,295	37,152
8.0% senior notes due 2013	150,000	150,000
Other	350	411

	162,114	191,009
Less current maturities	2,158	5,309

	$159,956	$185,700

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of debt as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,

2007	$2,158
2008	2,553
2009	2,867
2010	4,534
2011	2
Thereafter	150,000

Credit Agreement — We account for amendments to our revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and our term loan and 8.0% senior notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Historically, we have periodically amended the terms of our revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. We have not modified the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of our revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF 98-14. In connection with an amendment of our term loan, under the terms of EITF 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.

In connection with our August 2004 initial public offering (“IPO”), we entered into a $105.0 million senior credit agreement, consisting of a $40.0 million revolving credit facility and a $65.0 million term loan. We used borrowings under the term loan, together with proceeds of the IPO to repay all amounts outstanding under our then-existing senior credit agreement and our then-existing subordinated indebtedness. In connection with this senior credit agreement, we recorded a loss on early extinguishment of debt of approximately $1.6 million, relating to outstanding deferred fees from our prior debt agreements.

In connection with the February 2005 acquisition of Mayflower, we amended our senior credit agreement to increase the revolving credit facility from approximately $40.0 million to $75.0 million and the term loan from approximately $65.0 million to $145.0 million. We used borrowings of approximately $106.4 million under our amended senior credit agreement to fund substantially all of the purchase price of the Mayflower acquisition. The revolving credit facility is available until January 31, 2010 and the term loan is due and payable on December 31, 2010. In connection with this change in our senior credit agreement, we incurred bank fees totaling approximately $1.7 million that were deferred and are being amortized over the term of the agreement (until 2010).

In connection with the June 2005 acquisition of Monona, we amended our senior credit agreement to increase the revolving credit facility from approximately $75.0 million to $100.0 million. We used borrowings of approximately $58.0 million under our amended senior credit agreement to fund substantially all of the purchase price of the Monona acquisition. The revolving credit facility is available until January 31, 2010 and the term loan is due and payable on December 31, 2010. This amendment increased certain baskets in the lien, investments and asset disposition covenants to reflect our increased size as a result of the Mayflower and Monona acquisitions. In connection with this change in our senior credit agreement, we incurred bank fees totaling approximately $0.4 million that were deferred and are being amortized over the term of the agreement (until 2010).

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the July 2005 secondary public equity offering and private offering of $150.0 million aggregate principal amount of 8.0% senior notes due 2013, we entered into additional amendments to the senior credit agreement that provided for, among other things, the occurrence of these offerings. The net proceeds of approximately $190.8 million from these offerings were primarily used to repay indebtedness under the senior credit agreement. Concurrent with the repayment of the outstanding debt, our total borrowing base under the amended senior credit agreement was reduced to approximately $140.0 million. Accordingly, we expensed $1.5 million of unamortized deferred financing fees as a loss on early extinguishment of debt. In connection with the July 2005 8.0% senior notes offering, we incurred third-party fees totaling approximately $4.3 million that were deferred and are being amortized over the term of the notes (until 2013).

In December 2005, we amended our senior credit agreement to increase our annual capital expenditure limit from approximately $25.0 million per annum to $40.0 million per annum in connection with our growth and development strategy.

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

As of December 31, 2006, approximately $4.8 million in deferred fees relating to previous amendments of our senior credit agreement and fees related to the 8.0% senior note offering were outstanding and are being amortized over the life of the agreements.

The senior credit agreement provides us with the ability to denominate a portion of our borrowings in foreign currencies. As of December 31, 2006, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $1.5 million of the revolving credit facility borrowings and approximately $10.3 million of the term loan were denominated in British pounds sterling.

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

Terms, Covenants and Compliance Status — Our senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. We were in compliance with respect to these covenants as of December 31, 2006. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. Borrowings under the senior credit agreement are secured by specifically identified assets, comprising in total, substantially all assets. Additionally, as of December 31, 2006, we had outstanding letters of credit of approximately $1.8 million.

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

We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142. We review definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to our carrying value. Our reporting unit is consistent with the reportable segment identified in Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2006. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill and indefinite-lived (SFAS No. 142) and definite-life intangible asset (SFAS No. 144) impairment analysis was performed during the second quarter of fiscal 2006 and did not result in an impairment charge.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. The valuation approaches we use include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods) to estimate the fair value of the reporting unit; earnings are emphasized in the Discounted Cash Flow, Guideline Company, and the Transaction Methods. In addition, these methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples that are based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal Factors Contributing to the Recognition of Goodwill

Mayflower:

The primary reasons for the acquisition of Mayflower and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	Mayflower is the only non-captive producer of complete steel and aluminum truck cabs for the commercial vehicle sector in North America;

•	We believe the acquisition allows us to be the only supplier worldwide to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure;

•	We believe the acquisition gives us a leading position in North American cab structures and complete cab assemblies, as well as full service cab and sleeper engineering and development capabilities; and

•	Mayflower broadens our revenue base at International, Volvo/Mack and Freightliner and enhances our cross-selling opportunities.

Monona:

The primary reasons for the acquisition of Monona and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	Monona operates in the U.S. and Mexico which enhances our international footprint, solidifies our domestic footprint and allows for cost savings opportunities;

•	We believe Monona will enhance our ability to offer comprehensive cab systems to our customers and expands our electronic assembly capabilities; and

•	Monona broadens our revenue base at Caterpillar, Oshkosh and Deere & Co. and enhances our cross-selling opportunities.

Cabarrus:

The primary reasons for the acquisition of Cabarrus and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	Cabarrus offers injection molding capabilities and expertise which enhances our molding and plastics product portfolio; and

•	We believe Cabarrus offers cross-selling opportunities as well as the capability to in-source products for cost savings opportunities.

C.I.E.B.:

The primary reasons for the acquisition of C.I.E.B. and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	C.I.E.B. provides us with a wide variety of bus and truck seats, complements our existing product offering and provides us with a well positioned platform to utilize as a building block for our global expansion and sourcing efforts.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our intangible assets as of December 31, 2006 and 2005 were comprised of the following, respectively (in thousands):

	December 31, 2006
	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(589)	$9,201
Licenses	7 years	438	(251)	187

		$10,228	$(840)	$9,388

Indefinite-lived intangible assets:
Goodwill		$134,766	$—	$134,766
Customer relationships		74,800	—	74,800

		$209,566	$—	$209,566

Total consolidated goodwill and intangible assets				$218,954

	December 31, 2005
	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(263)	$9,527
Licenses	7 years	438	(188)	250

		$10,228	$(451)	$9,777

Indefinite-lived intangible assets:
Goodwill		$125,607	$—	$125,607
Customer relationships		74,800	—	74,800

		$200,407	$—	$200,407

Total consolidated goodwill and intangible assets				$210,184

The aggregate intangible asset amortization expense was approximately $0.4 million and $0.3 million, for the fiscal years ended December 31, 2006 and 2005, respectively.

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2006, is as follows (in thousands):

2007	$389
2008	$389
2009	$389
2010	$326
2011	$326

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of goodwill for the fiscal year ended December 31, 2006, were comprised of the following (in thousands):

Balance — December 31, 2005	$125,607
Increase due to acquisition	5,881
Post-acquisition adjustments	634
Asset sale	(357)
Currency translation adjustment	3,001

Balance — December 31, 2006	$134,766

9.	Accounting for Income Taxes

Pre-tax income consisted of the following for the years ended December 31 (in thousands):

	2006	2005	2004

Domestic	$76,336	$70,673	$17,996
Foreign	9,459	7,876	5,934

Total	$85,795	$78,549	$23,930

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2006	2005	2004

Federal provision at statutory rate	$30,028	$27,492	$8,136
U.S. tax on foreign income	272	702	779
Foreign provision in excess (less) than U.S. tax rate	(231)	(242)	(20)
State taxes, net of federal benefit	1,864	1,625	1,087
Extraterritorial income exclusion	(2,169)	(55)	(37)
Manufacturer’s tax credit deduction	(610)	(420)	—
Other	(175)	914	344
Valuation allowance	41	—	(3,808)
R&D tax credit	(1,275)	(878)	—

Provision for income taxes	$27,745	$29,138	$6,481

The provision for income taxes for the years ended December 31 is as follows (in thousands):

	2006	2005	2004

Current	$18,328	$21,890	$5,141
Deferred	9,417	7,248	1,340

Provision for income taxes	$27,745	$29,138	$6,481

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2006	2005

Current deferred tax assets:
Accounts receivable	$1,560	$1,690
Inventories	2,950	1,913
Warranty costs	2,550	3,465
Foreign exchange contracts	(2,947)	(1,509)
Stock options	1,478	2,412
Accrued benefits	1,830	2,639
Other accruals not currently deductible for tax purposes	1,398	1,961

Net current deferred assets	$8,819	$12,571

Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(24,212)	$(19,506)
Pension obligation	7,629	6,160
Net operating loss carryforwards	1,548	2,511
Foreign tax credit carryforwards	3,818	1,928
Valuation allowance	(41)	—
Other accruals not currently deductible for tax purposes	647	105

Net noncurrent deferred tax (liabilities)	$(10,611)	$(8,802)

As of December 31, 2006, we had approximately $2.6 million of federal and $16.5 million of state net operating loss carryforwards related to our U.S. operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and our legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2016 and continue through 2025. The deferred income tax provision consists of the change in the deferred income tax assets, adjusted for the impact of the tax benefit on the cumulative effect of the change in accounting and the tax impact of certain of the other comprehensive income (loss) items. Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2006. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.

We operate in multiple jurisdictions and are routinely under audit by federal, state and international tax authorities. Exposures exist related to various filing positions which may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures have been established which represent management’s best estimate of the probable adjustments. On a quarterly basis, management evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. Management believes that we have established the appropriate reserve for these estimated exposures. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on our consolidated statement of operations and provision for income taxes.

10.	Segment Reporting

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operating components constitute a single operating segment due to the manner in which our key decisions are made as well as the manner in which our operating components collectively

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support similar markets and customers, utilize similar manufacturing and assembly processes and utilize the same centralized network of personnel.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2006		2005		2004
		Long-lived		Long-lived		Long-lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America	$800,069	$81,930	$636,448	$74,633	$272,460	$26,918
All other countries	118,682	8,458	118,033	5,782	107,985	6,047

	$918,751	$90,388	$754,481	$80,415	$380,445	$32,965

Revenues are attributed to geographic locations based on the location of product production.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2006		2005		2004
	Revenues	%	Revenues	%	Revenues	%

Cab structures, sleeper boxes, body panels and structural components	$317,682	35	$252,090	33	$—	—
Seats and seating systems	266,401	29	241,941	32	202,469	53
Trim systems and components	158,707	17	133,591	18	106,172	28
Mirrors, wipers and controls	72,544	8	71,893	10	71,804	19
Electronic wire harnesses and panel assemblies	103,417	11	54,966	7	—	—

	$918,751	100	$754,481	100	$380,445	100

The significant change in the 2005 product categories is primarily the result of the acquisitions of Mayflower, Monona and Cabarrus.

11.	Commitments and Contingencies

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $8.7 million, $8.4 million and $5.6 million in 2006, 2005 and 2004, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2006 under these operating leases are as follows (in thousands):

Year Ending December 31,

2007	$7,430
2008	7,365
2009	6,119
2010	5,506
2011	4,738
Thereafter	25,243

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties and employment-related, income tax and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimatable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with assurance.

12.	Stockholders’ Investment

Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2006.

Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(r). Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2006, 2005 and 2004 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for the year ended December 31, 2006, the effect of nonvested restricted stock (in thousands, except per share amounts):

	2006	2005	2004

Net income applicable to common stockholders — basic and diluted	$58,050	$49,411	$17,449

Weighted average number of common shares outstanding	21,151	19,440	15,429
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	394	257	194

Dilutive shares outstanding	21,545	19,697	15,623

Basic earnings per share	$2.74	$2.54	$1.13

Diluted earning per share	$2.69	$2.51	$1.12

Dividends — We have not declared or paid any cash dividends in the past. The terms of our senior credit agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.

13.	Share-Based Compensation

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

We estimate our pre-tax share-based compensation expense to be approximately $3.0 million in 2007 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $2.0 million for the year ended December 31, 2006. The total income tax benefit recognized in our consolidated statement of operations for share-based compensation arrangements was approximately $0.7 million for the year ended December 31, 2006. Because we accounted for our share-based compensation arrangements under APB Opinion No. 25 prior to adopting SFAS No. 123(r), our net income for the year ended December 31, 2005 does not include any compensation expense related to these arrangements.

For the year ended December 31, 2006, the adoption of SFAS No. 123(r) resulted in incremental share-based compensation expense of approximately $0.6 million. The incremental share-based compensation expense caused income before provision for income taxes to decrease for the year ended December 31, 2006 by approximately $0.6 million, and net income to decrease for the year by approximately $0.4 million. In addition, basic and diluted earnings per share decreased by $0.02 and $0.02, respectively, for the year ended December 31, 2006. Cash provided by operating activities decreased and cash provided by financing activities increased by approximately $347 thousand for the year ended December 31, 2006, related to excess tax benefits from share-based payment arrangements.

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123(r) to awards granted under our amended and restated equity incentive plan prior to the adoption of this standard for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts — unaudited):

	2005	2004

Net income, as reported	$49,411	$17,449
(Less): Share-based compensation expense determined under the the fair-value-based method for all awards, net of related tax effects	(390)	(69)

Pro forma net income	$49,021	$17,380

Basic earnings per share:
As reported	$2.54	$1.13

Pro forma	$2.52	$1.13

Diluted earnings per share:
As reported	$2.51	$1.12

Pro forma	$2.49	$1.11

Stock Option Grants and Restricted Stock Awards — In 1998, we granted options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008. The options were granted at exercise prices determined to be at or above fair value on the date of grant. As of December 31, 2006, 28,951 of the initially granted options have been exercised.

In May 2004, we granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten-year term and the original terms provided for 50% of the options becoming exercisable

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratably on June 30, 2005 and June 30, 2006. During June 2004, we modified the terms of these options such that they became 100% vested immediately.

In October 2004, we granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of December 31, 2006, there was approximately $0.6 million of unearned compensation related to nonvested stock options granted in October 2004 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 10 months.

In November 2005, 168,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest in three equal annual installments commencing on October 20, 2006. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2006, there was approximately $2.0 million of unearned compensation related to nonvested restricted stock awarded in 2005 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 22 months.

In November 2006, 207,700 shares of restricted stock were awarded by our compensation committee under our amended and restated equity incentive plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2006 vest in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2006, there was approximately $4.0 million of unearned compensation related to nonvested restricted stock awarded in 2006 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 34 months.

We use the Black-Scholes option-pricing model to estimate the fair value of equity-based stock option grants with the following weighted-average assumptions:

2004 Stock
Option Grants

Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36

We currently estimate the forfeiture rate for our October 2004 stock option grants, November 2005 restricted stock awards and November 2006 restricted stock awards at 12.2%, 13.2% and 3.9%, respectively, for all participants of each plan.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our stock options as of December 31, 2006 and changes during the twelve-month period ending December 31, 2006 is presented below:

			Weighted-Average
			Remaining	Aggregate
	Options	Weighted-Average	Contractual	Intrinsic
Stock Options	(000’s)	Exercise Price	Life (Years)	Value (000’s)

Outstanding at December 31, 2005	1,219	$10.45	—	$—
Granted	—	—	—	—
Exercised	(342)	6.30	—	5,072
Forfeited	(29)	15.84	—	—

Outstanding at December 31, 2006	848	$11.94	7.5	$8,588

Exercisable at December 31, 2006	673	$10.92	7.4	$6,878

Nonvested, expected to vest at December 31, 2006	158	$15.84	7.8	$837

The following table summarizes information about the nonvested stock options and restricted stock grants as of December 31, 2006:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-Average		Weighted-Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at December 31, 2005	380	$3.34	167	$19.50
Granted	—	—	208	20.59
Vested	(176)	—	(54)	—
Forfeited	(29)	3.34	(12)	19.50

Nonvested at December 31, 2006	175	$3.34	309	$20.21

We expect employees to surrender approximately six thousand shares of our common stock in connection with the vesting of restricted stock during 2007 to satisfy income tax withholding obligations.

As of December 31, 2006, a total of 101,283 shares were available from the original 1.0 million shares authorized for award under our Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — In addition, during 2004, we repurchased 50,874 shares of common stock from certain stockholders at an average price of $4.78 per share. During 2005, we did not repurchase any shares of common stock.

The 50,874 shares repurchased during 2004 were stated separately in our consolidated statements of stockholders’ investment included in our Annual Report on Form 10-K for the year ended December 31, 2004. However, we netted this amount against the issuance of common stock line item in our consolidated statements of stockholders’ investment included in our Annual Report on Form 10-K for the year ended December 31, 2005 to avoid potential investor confusion with the implication of a share repurchase of private company stock versus such a transaction with public company stock.

These shares were originally purchased in 1997 by certain members of management when our predecessor was formed; the shares were fully vested at the time of purchase. In connection with the issuance of the shares, we entered into a stockholder agreement with certain members of management whereby each management stockholder that was party to the agreement was required to sell their stock, at book value, to either us or certain of our non-management stockholders in the event their employment was terminated for any

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reason at any time prior to an initial public offering. During the second quarter of 2004, certain management employees terminated their employment with us, and their shares (50,874 in total) were repurchased by us at book value in accordance with the terms of the stockholders agreement. There was no compensation expense recorded in connection with these transactions.

14.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $1.5 million, $1.2 million and $463,000 in 2006, 2005 and 2004, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The effect of the Medicare prescription drug subsidy was an immaterial component of our net periodic post-retirement benefit cost for the years ended December 31, 2006, 2005 and 2004.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(r). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Currently, the assumptions used to measure our annual defined benefit pension and other post-retirement benefit plan expenses are determined as of October 1 or December 31 (measurement dates) for our various plans, and all plan assets and liabilities are generally reported as of those dates. In accordance with the provisions of SFAS No. 158, prior year amounts have not been adjusted.

The following illustrates the incremental effect of applying SFAS No. 158 on individual line items on our consolidated balance sheet as of December 31, 2006 (in thousands):

	Before
	Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Accrued liabilities	$40,678	$292	$40,970
Liability for pension benefits	$17,106	$5,082	$22,188
Deferred income taxes	$12,513	$(1,902)	$10,611
Total liabilities	$320,543	$5,374	$325,917
Accumulated other comprehensive loss	$2,227	$(3,472)	$(1,245)
Total stockholders’ investment	$268,377	$(3,472)	$264,905

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in benefit obligation, plan assets and funded status as of and for the years ended December 31, 2006 and 2005 consisted of the following (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2006	2005	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation — Beginning of year	$30,664	$—	$39,850	$37,576	$4,398	$687
Service cost	628	952	263	991	61	233
Interest cost	1,684	1,439	2,253	1,862	164	362
Plan participants’ contributions	—	—	174	605	—	—
Plan amendments	59	61	—	—	206	(447)
Curtailment (gain)	(2,193)	—	(776)	—	(2,057)	(3,097)
Acquisitions/divestitures	—	29,567	—	—	—	6,454
Benefits paid	(1,001)	(538)	(1,360)	(1,140)	(184)	(211)
Actuarial (gain) loss	781	(817)	1,189	3,914	(141)	417
Exchange rate changes	—	—	5,474	(3,958)	—	—

Benefit obligation at end of year	30,622	30,664	47,067	39,850	2,447	4,398
Change in plan assets:
Fair value of plan assets — Beginning of year	19,722	—	29,844	28,397	—	—
Actual return on plan assets	1,061	489	3,278	3,728	—	—
Acquisitions/divestitures	—	18,832	—	—	—	—
Employer contributions	806	939	1,033	1,437	240	211
Plan participants’ contributions	—	—	174	605	—	—
Benefits paid	(1,001)	(538)	(1,360)	(1,140)	(184)	(211)
Risk benefit insurance premium	—	—	(55)	(191)	—	—
Exchange rate changes	—	—	4,099	(2,992)	—	—

Fair value of plan assets at end of year	20,588	19,722	37,013	29,844	56	—

Funded status	(10,034)	(10,942)	(10,054)	(10,006)	(2,391)	(4,398)
Unrecognized net (gain) loss	—	(81)	—	9,341	—	55
Unrecognized prior service cost	—	—	—	138	—	—

Net (accrued) amount recognized	$(10,034)	$(11,023)	$(10,054)	$(527)	$(2,391)	$(4,343)

At December 31, 2005, we recorded a minimum pension liability of approximately $5.3 million which is included in liability for pension benefits and accumulated other comprehensive loss, net of tax, in the consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

			Non-U.S.		Other Post-Retirement
	U.S. Pension Plans		Pension Plans		Benefit Plans
	2006	2005	2006	2005	2006	2005

Current liabilities	$—	$—	$—	$—	$292	$—
Noncurrent liabilities	10,034	11,023	10,054	527	2,099	4,343

Net amount recognized	$10,034	$11,023	$10,054	$527	$2,391	$4,343

Defined benefits plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2006	2005	2006	2005

Projected benefit obligation	$30,622	$30,664	$47,067	$39,850
Accumulated benefit obligation	$30,622	$28,516	$47,067	$35,154
Fair value of plan assets	$20,588	$19,722	$37,013	$29,844

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

						Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans			Benefit Plans
	2006	2005	2006	2005	2004	2006	2005	2004

Service cost	$628	$952	$263	$991	$1,213	$61	$233	$—
Interest cost	1,684	1,439	2,253	1,862	1,879	164	362	39
Expected return on plan assets	(1,649)	(1,419)	(2,030)	(1,931)	(1,879)	—	—	—
Amortization of prior service costs	—	—	6	17	19	—	—	—
Recognized actuarial loss	—	—	263	334	266	—	2	—
Curtailment loss	—	—	151	—	—	—	—	—

Net periodic benefit cost	$663	$972	$906	$1,273	$1,498	$225	$597	$39

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension					Other Post-Retirement
	Plans		Non-U.S. Pension Plans			Benefit Plans
	2006	2005	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.50%	5.00%	5.00%	5.50%	5.75%	5.50-5.75%	5.75%
Rate of compensation increase	—	3.50%	—	3.30%	3.20%	—	—	—

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension					Other Post-Retirement
	Plans		Non-U.S. Pension Plans			Benefit Plans
	2006	2005	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.66%	5.00%	5.50%	5.75%	5.50-5.75%	5.66-5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	6.00%	7.50%	7.50%	—	—	—
Rate of compensation increase	—	3.50%	3.30%	3.20%	3.00%	—	—	—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $2.7 million to our pension plans and $0.0 million to our other post-retirement benefit plans in 2007.

Our current investment allocation target for our pension plans for 2007 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2006	2005

Equity securities	52%	62%	58%	59%
Debt securities	33	18	24	28
Other	15	20	18	13

	100%	100%	100%	100%

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5.0% through 2011 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2006 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$20	$(19)
Other post-retirement benefit liability	$102	$(95)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

		Other Post-
		Retirement
Year	Pension Plans	Benefit Plans

2007	$1,987	$292
2008	$2,156	$295
2009	$2,390	$321
2010	$2,650	$372
2011	$2,891	$350
2012 to 2016	$20,541	$674

During 2005, we elected to freeze the pension plan for Mayflower salaried employees. This action was undertaken by us in an effort to minimize future liabilities and as part of the integration process.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, we also elected to terminate the Mayflower medical and dental post-retirement plan. This action was undertaken by us in an effort to minimize future liabilities and as part of the integration process. As a result of this action, we recorded a curtailment gain of approximately $3.1 million which is included in the consolidated financial statements of operations for the year ending December 31, 2005.

During 2006, we elected to freeze our U.K. pension scheme. This action was undertaken by us in an effort to minimize future liabilities.

15.	Related Party Transactions

We entered into the following related party transactions during the three years ended December 31, 2006:

On January 31, 2005, we entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), (formerly Hidden Creek Industries (“HCI”)), pursuant to which HCP agreed to assist us in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, the Company agreed to pay HCP a transaction fee for services rendered that relate to transactions we may enter into from time to time, in an amount that is negotiated between our Chief Executive Officer or Chief Financial Officer and approved by our Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital Partners (“Thayer”). Scott D. Rued, our Chairman, is a managing partner of Thayer and Richard A. Snell, a member of our Board of Directors and our Compensation Committee Chairman, is an operating partner of Thayer. Thayer Capital, Scott D. Rued and Richard A. Snell are neither a party to, nor have any direct or indirect financial interest in the advisory agreement between us and HCP. For the years ended December 31, 2006 and 2005, we made payments under these arrangements of approximately $0.3 million and $1.8 million, respectively. In 2004, we paid HCI, approximately $1.0 million for financing and acquisition-related services.

On May 1, 2004, we entered into a Product Sourcing Assistance Agreement with Baird Asia Limited (“BAL”), an affiliate of Baird Capital Partners III L.P. Pursuant to the agreement, BAL assisted us in procuring materials and parts from Asia, including the countries of China, Malaysia, Hong Kong and Taiwan. BAL received as compensation a percentage of the price of the materials and parts supplied to us, of at least 2% of the price but not exceeding 10% of the price, to be determined on a case-by-case basis. For the years ended December 31, 2005 and 2004, we incurred expenses of approximately $3.1 million and $0.2 million, respectively, for the value of goods and services purchased under this agreement. In connection with the sale of stock during 2005, BAL was no longer a related party as of and subsequent to December 31, 2005.

In 2001, Onex acquired a one-third interest in our $66.0 million senior credit facility. Total interest expense related to the portion of this senior credit facility owned by Onex was approximately $0.5 million for the year ended December 31, 2004. No payments were made during 2005, and in connection with the sale of stock during 2005, Onex was no longer a related party as of and subsequent to December 31, 2005.

16.	Consolidating Guarantor and Non-Guarantor Financial Information

The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each guarantor, as defined, is a direct or indirect wholly-owned subsidiary and has fully and unconditionally guaranteed the subordinated notes issued by us, on a joint and several basis. Separate financial statements and other disclosures concerning the guarantors have not been presented because management believes that such information is not material to investors.

The parent company includes all of the wholly-owned subsidiaries accounted for under the equity method. The guarantor and non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$18,268	$1,553	$—	$19,821
Accounts receivable, net	—	148,244	31,356	(56,129)	123,471
Inventories, net	—	66,337	22,610	(224)	88,723
Prepaid expenses	—	6,984	5,819	11,469	24,272
Deferred income taxes	—	11,570	(2,751)	—	8,819

Total current assets	—	251,403	58,587	(44,884)	265,106
PROPERTY, PLANT AND EQUIPMENT, net	—	81,930	8,458	—	90,388
INVESTMENT IN SUBSIDIARIES	400,817	10,602	11,987	(423,406)	—
GOODWILL	—	104,033	30,733	—	134,766
INTANGIBLE ASSETS, net	—	84,188	—	—	84,188
OTHER ASSETS, net	—	7,761	8,613	—	16,374
DEFERRED INCOME TAXES	—	8,624	3,323	(11,947)	—

TOTAL ASSETS	$400,817	$548,541	$121,701	$(480,237)	$590,822

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$2,158	$—	$—	$2,158
Accounts payable	—	123,398	19,341	(56,129)	86,610
Accrued liabilities	—	25,661	3,840	11,469	40,970

Total current liabilities	—	151,217	23,181	(44,660)	129,738
LONG-TERM DEBT, net	—	148,156	11,800	—	159,956
DEFERRED TAX LIABILITIES	—	23,374	(816)	(11,947)	10,611
OTHER LONG-TERM LIABILITIES	—	15,556	10,056	—	25,612

Total liabilities	—	338,303	44,221	(56,607)	325,917
STOCKHOLDERS’ INVESTMENT	400,817	210,238	77,480	(423,630)	264,905

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$400,817	$548,541	$121,701	$(480,237)	$590,822

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$789,952	$134,978	$(6,179)	$918,751
COST OF REVENUES	—	661,519	112,738	(5,344)	768,913

Gross Profit	—	128,433	22,240	(835)	149,838
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	39,487	13,153	(690)	51,950
AMORTIZATION EXPENSE	—	414	—	—	414

Operating Income	—	88,532	9,087	(145)	97,474
OTHER INCOME	—	755	(4,223)	—	(3,468)
INTEREST EXPENSE	—	14,963	(134)	—	14,829
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Provision for Income Taxes	—	72,532	13,408	(145)	85,795
PROVISION FOR INCOME TAXES	—	24,002	3,743	—	27,745

NET INCOME	$—	$48,530	$9,665	$(145)	$58,050

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$48,530	$9,665	$(145)	$58,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,906	2,077	—	14,983
Noncash amortization of debt financing costs	—	855	40	—	895
Loss on early extinguishment of debt	—	282	36	—	318
Share-based compensation expense	—	2,006	—	—	2,006
(Gain) loss on sale of assets	—	(693)	28	—	(665)
Pension and post-retirement curtailment (gain) loss	—	(4,007)	142	—	(3,865)
Deferred income tax provision	—	7,616	1,801	—	9,417
Noncash gain on forward exchange contracts	—	—	(4,203)	—	(4,203)
Change in other operating items	—	(37,477)	(2,682)	145	(40,014)

Net cash provided by operating activities	—	30,018	6,904	—	36,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(17,070)	(2,257)	—	(19,327)
Proceeds from disposal/sale of property, plant and equipment	—	332	20	—	352
Proceeds from disposal/sale of other assets	—	2,032	—	—	2,032
Post-acquisition and acquisitions payments, net of cash received	—	(634)	(8,818)	—	(9,452)
Other asset and liabilities	—	(11,080)	(10,273)	20,123	(1,230)

Net cash used in investing activities	—	(26,420)	(21,328)	20,123	(27,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	2,140	—	—	2,140
Purchases of treasury stock from employees	—	(115)	—	—	(115)
Excess tax benefit from equity incentive plans	—	645	—	—	645
Repayment of revolving credit facility	—	(61,300)	(13,411)	—	(74,711)
Borrowings under revolving credit facility	—	61,300	11,098	—	72,398
Repayments of long-term borrowings	—	(26,590)	(1,620)	—	(28,210)
Long-term borrowings	—	—	—	—	—
Payments on capital lease obligations	—	(98)	(1)	—	(99)
Other, net	—	—	20,123	(20,123)	—

Net cash used in financing activities	—	(24,018)	16,189	(20,123)	(27,952)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(465)	(1,700)	—	(2,165)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(20,885)	65	—	(20,820)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$18,268	$1,553	$—	$19,821

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$39,153	$1,488	$—	$40,641
Accounts receivable, net	—	144,793	25,657	(56,334)	114,116
Inventories, net	—	50,953	18,179	(79)	69,053
Prepaid expenses	—	(540)	2,484	2,780	4,724
Deferred income taxes	—	13,551	(980)	—	12,571

Total current assets	—	247,910	46,828	(53,633)	241,105
PROPERTY, PLANT AND EQUIPMENT, net	—	74,633	5,782	—	80,415
INVESTMENT IN SUBSIDIARIES	328,815	752	1,715	(331,282)	—
GOODWILL	—	103,758	21,849	—	125,607
INTANGIBLE ASSETS, net	—	84,577	—	—	84,577
OTHER ASSETS, net	—	7,692	4,487	—	12,179
DEFERRED INCOME TAXES	—	10,837	1,818	(12,655)	—

TOTAL ASSETS	$328,815	$530,159	$82,479	$(397,570)	$543,883

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$5,309	$—	$—	$5,309
Accounts payable	—	115,704	14,339	(56,334)	73,709
Accrued liabilities	—	37,124	3,079	2,780	42,983

Total current liabilities	—	158,137	17,418	(53,554)	122,001
LONG-TERM DEBT, net	—	171,693	14,007	—	185,700
DEFERRED TAX LIABILITIES	—	22,273	(816)	(12,655)	8,802
OTHER LONG-TERM LIABILITIES	—	19,994	5,309	—	25,303

Total liabilities	—	372,097	35,918	(66,209)	341,806
STOCKHOLDERS’ INVESTMENT	328,815	158,062	46,561	(331,361)	202,077

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$328,815	$530,159	$82,479	$(397,570)	$543,883

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$633,725	$124,751	$(3,995)	$754,481
COST OF REVENUES	—	520,209	103,366	(3,544)	620,031

Gross Profit	—	113,516	21,385	(451)	134,450
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	32,909	12,027	(372)	44,564
AMORTIZATION EXPENSE	—	358	—	—	358

Operating Income	—	80,249	9,358	(79)	89,528
OTHER INCOME	—	(6)	(3,735)	—	(3,741)
INTEREST EXPENSE	—	11,742	1,453	—	13,195
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,525	—	—	1,525

Income Before Provision for Income Taxes	—	66,988	11,640	(79)	78,549
PROVISION FOR INCOME TAXES	—	25,199	3,939	—	29,138

NET INCOME	$—	$41,789	$7,701	$(79)	$49,411

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$41,789	$7,701	$(79)	$49,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,300	1,764	—	12,064
Noncash amortization of debt financing costs	—	750	98	—	848
Loss on early extinguishment of debt	—	1,354	171	—	1,525
Share-based compensation expense	—	—	—	—	—
(Gain) loss on sale of assets	—	(14)	7	—	(7)
Pension and post-retirement curtailment (gain) loss	—	(3,097)	—	—	(3,097)
Deferred income tax provision	—	5,134	2,114	—	7,248
Noncash gain on forward exchange contracts	—	—	(3,793)	—	(3,793)
Change in other operating items	—	6,236	(26,358)	79	(20,043)

Net cash provided by operating activities	—	62,452	(18,296)	—	44,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13,892)	(2,065)	—	(15,957)
Post-acquisition and acquisitions payments, net of cash received	—	(171,076)	225	—	(170,851)
Other asset and liabilities	—	(1,761)	—	—	(1,761)

Net cash used in investing activities	—	(186,729)	(1,840)	—	(188,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	43,914	—	—	43,914
Proceeds from issuance of common stock under equity incentive plans	—	1,887	—	—	1,887
Repayment of revolving credit facility	—	(187,068)	(20,381)	—	(207,449)
Borrowings under revolving credit facility	—	187,068	19,710	—	206,778
Repayments of long-term borrowings	—	(237,008)	(1,328)	—	(238,336)
Long-term borrowings	—	227,459	—	—	227,459
Proceeds from issuance of 8% senior notes	—	150,000	—	—	150,000
Payments on capital lease obligations	—	(46)	—	—	(46)
Other, net	—	(17,714)	22,054	—	4,340

Net cash provided by financing activities	—	168,492	20,055	—	188,547

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(5,456)	567	—	(4,889)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	38,759	486	—	39,245
CASH AND CASH EQUIVALENTS:
Beginning of period	—	394	1,002	—	1,396

End of period	$—	$39,153	$1,488	$—	$40,641

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$273,518	$107,985	$(1,058)	$380,445
COST OF REVENUES	—	222,079	88,675	(1,058)	309,696

Gross Profit	—	51,439	19,310	—	70,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	27,873	11,237	—	39,110
AMORTIZATION EXPENSE	—	107	—	—	107

Operating Income	—	23,459	8,073	—	31,532
OTHER (INCOME)/EXPENSE	—	(1,457)	(1,290)	1,500	(1,247)
INTEREST EXPENSE	—	4,879	2,365	—	7,244
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,605	—	—	1,605

Income Before Provision for Income Taxes	—	18,432	6,998	(1,500)	23,930
PROVISION FOR INCOME TAXES	—	6,383	98	—	6,481

NET INCOME	$—	$12,049	$6,900	$(1,500)	$17,449

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$12,049	$6,900	$(1,500)	$17,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,086	1,481	—	7,567
Noncash amortization of debt financing costs	—	478	44	—	522
Loss on early extinguishment of debt	—	1,031	—	—	1,031
Share-based compensation expense	—	10,125	—	—	10,125
Deferred income tax provision	—	1,643	(303)	—	1,340
Noncash gain on forward exchange contracts	—	—	(1,291)	—	(1,291)
Noncash interest expense on subordinated debt	—	481	—	—	481
Change in other operating items	—	(3,889)	842	—	(3,047)

Net cash provided by operating activities	—	28,004	7,673	(1,500)	34,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(6,392)	(2,515)	—	(8,907)

Net cash used in investing activities	—	(6,392)	(2,515)	—	(8,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	47,105	—	—	47,105
Repayment of revolving credit facility	—	(62,125)	(18,450)	—	(80,575)
Borrowings under revolving credit facility	—	45,775	12,317	—	58,092
Repayments of long-term borrowings	—	(100,781)	(15,250)	—	(116,031)
Long-term borrowings	—	52,000	14,061	—	66,061
Repayment of subordinated debt	—	(3,112)	—	—	(3,112)
Payments on capital lease obligations	—	(15)	—	—	(15)
Other, net	—	(2,202)	750	1,500	48

Net cash used in financing activities	—	(23,355)	(6,572)	1,500	(28,427)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	112	955	—	1,067

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,631)	(459)	—	(2,090)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	2,025	1,461	—	3,486

End of period	$—	$394	$1,002	$—	$1,396

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2006 and 2005 (in thousands, except per share amounts):

			Operating		Basic Earnings	Diluted Earnings
	Revenues	Gross Profit	Income	Net Income	Per Share	Per Share(1)

2006:
First	$229,345	$38,734	$25,477	$13,408	$0.64	$0.62
Second	$234,787	$40,197	$26,847	$15,494	$0.73	$0.72
Third	$235,841	$40,797	$27,399	$18,006	$0.85	$0.84
Fourth	$218,778	$30,110	$17,751	$11,142	$0.52	$0.51
2005:
First	$152,415	$26,252	$16,679	$10,886	$0.61	$0.59
Second	$196,091	$36,142	$25,830	$14,185	$0.79	$0.78
Third	$205,859	$36,495	$24,566	$11,898	$0.58	$0.57
Fourth	$200,116	$35,561	$22,453	$12,442	$0.59	$0.58

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent accountants on matters of accounting and financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn Mervin Dunn Chief Executive Officer	/s/ Chad M. Utrup Chad M. Utrup Chief Financial Officer

March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s changes in its method of accounting for defined benefit pension and other post-retirement benefit plans and share-based compensation plans in 2006.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
March 13, 2007

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of December 31, 2006:

Name	Age	Principal Position(s)

Scott D. Rued	50	Chairman and Director
Mervin Dunn	53	President, Chief Executive Officer and Director
Scott C. Arves	50	Director
David R. Bovee	57	Director
Robert C. Griffin	58	Director
S.A. Johnson	66	Director
Richard A. Snell	65	Director

The following biographies describe the business experience of our directors:

Scott D. Rued has served as a Director since February 2001 and Chairman since April 2002. Since August 2003, Mr. Rued has served as a Managing Partner of Thayer Capital Partners (“Thayer”). Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“Hidden Creek”) from May 2000 to August 2003. From January 1994 through April 2000, Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek. Mr. Rued also serves as a Director of Suntron Corporation.

Scott C. Arves has served as a Director since July 2005. Since January 2007, Mr. Arves has served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics services provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006.

David R. Bovee has served as a Director since October 2004. Mr. Bovee served as Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. (“Dura”) from January 2001 to March 2005 and from November 1990 to May 1997. In October 2006, when Mr. Bovee was no longer affiliated with that company, Dura filed a voluntary petition for reorganization under the federal bankruptcy laws. From May 1997 until January 2001, Mr. Bovee served as Vice President of Business Development. Mr. Bovee also served as Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.

Robert C. Griffin has served as a Director since July 2005. Mr. Griffin has held numerous positions of responsibility in the financial sector, including Head of Investment Banking, Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002, and prior to that as the Global Head of Financial Sponsor Coverage for Bank of America Securities from 1998 to 2000 and Group Executive Vice President of Bank of America from 1997 to 1998. Mr. Griffin also currently serves as a Director of Builders FirstSource, Inc.

S.A. (“Tony”) Johnson has served as a Director since September 2000. Mr. Johnson is currently a Managing Partner of OG Partners, a private industrial management company, and has served in that capacity since 2004. Mr. Johnson served as the Chairman of Hidden Creek from May 2001 to May 2004 and from 1989 to May 2001 was its Chief Executive Officer and President. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson also currently serves as Chairman and a Director of Tower Automotive, Inc. and Cooper-Standard Automotive, Inc.

Richard A. Snell has served as a Director since August 2004. Mr. Snell has served as Chairman and Chief Executive Officer of Qualitor, Inc. since May 2005 and as an Operating Partner at Thayer Capital Partners since 2003. Prior to joining Thayer Capital Partners, Mr. Snell was a consultant from 2000 to 2003 and prior thereto, served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, from 1996 to 2000. In October 2001, when Mr. Snell was no longer affiliated with that company, Federal-Mogul Corporation filed a voluntary petition for reorganization under the federal bankruptcy laws. Prior to joining Federal-Mogul Corporation, Mr. Snell served as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer. Mr. Snell also currently serves as a Director of Schneider National, Inc.

B.	Executive Officers

The following table sets forth certain information with respect to our current executive officers as of December 31, 2006:

Name	Age	Principal Position(s)

Mervin Dunn	53	President, Chief Executive Officer and Director
Chad M. Utrup	34	Chief Financial Officer
Gerald L. Armstrong	45	President — CVG Global Truck
W. Gordon Boyd	59	President — CVG Global Construction
James F. Williams	60	Vice President of Human Resources

The following biographies describe the business experience of our executive officers:

Mervin Dunn has served as a Director since August 2004 and as our President and Chief Executive Officer since June 2002, and prior thereto served as the President of Trim Systems, commencing upon his joining us in October 1999. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. From 1988 to 1998, Mr. Dunn served in a number of key leadership roles at Arvin Industries, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. From 1985 to 1988, Mr. Dunn held several key management positions in engineering and quality assurance at Johnson Controls Automotive Group, an automotive trim company, including Division Quality Manager. From 1980 to 1985, Mr. Dunn served in a number of management positions for engineering and quality departments of Hyster Corporation, a manufacturer of heavy lift trucks.

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

Gerald L. Armstrong has served as President — CVG Global Truck since November 2006. From April 2004 to November 2006, Mr. Armstrong served as President — CVG Americas and from July 2002 to April 2004 as Vice President and General Manager of National Seating and KAB North America. Prior to joining us, Mr. Armstrong served from 1995 to 2000 and from 2000 to July 2002 as Vice President and General Manager, respectively, of Gabriel Ride Control Products, a manufacturer of shock absorbers and related ride control products for the automotive and light truck markets, and a wholly-owned subsidiary of ArvinMeritor Inc. Mr. Armstrong began his service with ArvinMeritor Inc., a manufacturer of automotive and commercial vehicle components, modules and systems in 1987, and served in various positions of increasing responsibility within its light vehicle original equipment and aftermarket divisions before starting at Gabriel Ride Control Products. Prior to 1987, Mr. Armstrong held various positions of increasing responsibility including Quality Engineer and Senior Quality Supervisor and Quality Manager with Schlumberger Industries and Hyster Corporation.

W. Gordon Boyd has served as President — CVG Global Construction since November 2006. From June 2005 to November 2006, Mr. Boyd served as President — CVG International and prior thereto served as our President — Mayflower Vehicle Systems from the time we completed the acquisition of Mayflower in February 2005. Mr. Boyd joined Mayflower Vehicle Systems U.K. as Manufacturing Director in 1993. In 2002, Mr. Boyd became President and Chief Executive Officer of MVS, Inc.

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

On February 5, 2007, we appointed Kevin R.L. Frailey as Executive Vice President of Business Development. Prior to joining us, Mr. Frailey served as General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the board of various joint ventures, most notably those of Arvin Sango, Inc., and AD Tech Co., Ltd.

There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” which appears in CVG’s 2007 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Director Compensation” and “Executive Compensation and Other Matters” which appear in CVG’s 2007 Proxy Statement excluding information under the headings “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2006:

			Number of
		Weighted-average	Securities
	Number of Securities to be	Exercise Price of	Remaining Available
	Issued upon Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
	Warrants and Rights(1)	and Rights	Compensation Plans

Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan
Stock Options	515,850	$15.84		(3)
Restricted Stock(2)	309,274	—		(3)
Management Stock Option Plan	303,308	$5.54	—
Equity compensation plans not approved by stockholders	—	—	—

Total	1,128,432	$12.03	101,283

(1)	In connection with our merger with Trim Systems, Inc., options to purchase shares of Trim Systems, Inc.’s common stock were converted into options to purchase shares of our common stock. Of these, options to purchase an aggregate of 28,951 shares at a weighted-average exercise price of $9.43 per share were outstanding at December 31, 2006. These options are not included in the table.

(2)	207,700 shares of restricted stock were issued during 2006 under our Amended and Restated Equity Incentive Plan. These shares of restricted stock vest in three equal annual installments commencing on October 20, 2007.

(3)	101,283 shares are available for future issuance under our Amended and Restated Equity Incentive Plan.

The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Employee Benefit Plans,” which appear in CVG’s 2007 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Director Independence” which appears in CVG’s 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Principal Accountant Fees and Services” which appears in CVG’s 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(1) LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Corporation and its subsidiaries are included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2006	2005	2004

Balance — Beginning of the year	$6,087	$2,681	$2,530
Acquisition recorded	119	1,524	—
Provisions	4,246	4,287	2,448
Utilizations	(4,963)	(2,194)	(2,390)
Currency translation adjustment	47	(211)	93

Balance — End of the year	$5,536	$6,087	$2,681

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:

The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31 were as follows (in thousands):

	2006	2005	2004

Balance — Beginning of the year	$317	$423	$620
Provisions	—	—	—
Utilizations	(70)	(106)	(197)

Balance — End of the year	$247	$317	$423

Facility Closure and Consolidation Costs:

The transactions in the facility closure and consolidation costs account for the years ended December 31 were as follows (in thousands):

	2006	2005	2004

Balance — Beginning of the year	$2,013	$278	$787
Provisions	—	2,013	—
Utilizations	(1,953)	(278)	(509)

Balance — End of the year	$60	$2,013	$278

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2) LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
4.1	Indenture, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2	Supplemental Indenture, dated as of August 10, 2005, by and among the Company, Cabarrus Plastics, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3	Supplemental Indenture, dated as of November 10, 2006, among the Company, CVG European Holdings, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association.
4.4	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.5	Form of senior note (attached as exhibit to Exhibit 4.1).
10.1	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.2	First Amendment to Revolving Credit and Term Loan Agreement, dated as of September 16, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks(incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

Exhibit No.	Description

10.3	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15,2005).
10.4	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of June 3, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks(incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
10.5	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 29, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 6, 2005).
10.6	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank one of the banks, as syndication agent for the banks(incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).
10.7	Sixth Amendment to Revolving Credit and Term Loan Agreement, dated as of December 30, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks(incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 1, 2006).
10.8	Investor Stockholders Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc., Onex American Holdings LLC, J2R Partners VII and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.9	Investor Stockholders Joinder Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2RPartners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.10	Joinder to the Investor Stockholders Agreement by and among Bostrom Holding, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.11	Management Stockholders Agreement, dated as of August 9,2004, by and among Commercial Vehicle Group, Inc., Onex American Holdings II LLC and the individuals named on Schedule I thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.12	Note Purchase Agreement, dated September 30, 2002, by and among Bostrom Holding, Inc., Baird Capital Partners II Limited, BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership, BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).

Exhibit No.		Description

10.13		Form of Subordinated Promissory Note issued by Bostrom Holding, Inc. in favor of each of BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.14		Promissory Note, dated as of June 28, 2001, issued by Trim Systems Operating Corp. in favor of 1363880 Ontario Inc., in the amount of $6,850,000 (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.15		Promissory Note, dated as of June 28, 2001, issued by Trim Systems Operating Corp. in favor of J2R Partners II-B, LLC, in the amount of $150,000 (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.16*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.17*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10	.18*	Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-59890), filed on May 11, 2005).
10	.19*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10	.20*	Employment agreement, dated as of May 16, 1997, with Donald P. Lorraine (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.21		Recapitalization Agreement, dated as of August 4, 2004, by and among Commercial Vehicle Group, Inc. and the stockholders listed on the signature pages thereto (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17,2004).
10.22		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.23		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.24		Joinder to Registration Agreement, dated as of March 28,2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.25		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.26*	Commercial Vehicle Group, Inc. 2006 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 28, 2006).
10	.27*	Service Agreement, dated March 1, 1993, between Motor Panels(Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.28*	Assignment and Assumption Agreement, dated as of June 1,2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.29*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).

Exhibit No.		Description

10	.30*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.31*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.32*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.33*	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.34*	Deferred Compensation Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on November 6, 2006).
12.1		Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Commercial Vehicle Group, Inc.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification by Mervin Dunn, President and Chief Executive Officer.
31.2		Certification by Chad M. Utrup, Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

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
Scott D. Rued
Chairman

Date: March 13, 2007

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT D. RUED Scott D. Rued	Chairman and Director	March 13, 2007

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2007

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 13, 2007

/s/ DAVID R. BOVEE David R. Bovee	Director	March 13, 2007

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 13, 2007

/s/ S.A. JOHNSON S.A. Johnson	Director	March 13, 2007

/s/ RICHARD A. SNELL Richard A. Snell	Director	March 13, 2007

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007