Form 10-Q
period 2007-03-31
Commercial Vehicle Group, Inc.
filed 2007-05-04
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐    No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2007 was 21,395,331 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per
	share amounts)
REVENUES	$198,801	$229,345

COST OF REVENUES	172,532	190,611

Gross Profit	26,269	38,734

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,554	13,152

AMORTIZATION EXPENSE	103	105

Operating Income	10,612	25,477

OTHER EXPENSE	2,320	230

INTEREST EXPENSE	3,637	3,890

Income Before Provision for Income Taxes	4,655	21,357

PROVISION FOR INCOME TAXES	1,696	7,949

NET INCOME	$2,959	$13,408

EARNINGS PER COMMON SHARE:
Basic	$0.14	$0.64

Diluted	$0.14	$0.62

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,389	21,021

Diluted	21,663	21,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands except share and per
	share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,703	$19,821
Accounts receivable, net of reserve for doubtful accounts of $4,474 and $5,536, respectively	117,461	123,471
Inventories, net	90,888	88,723
Prepaid expenses	17,904	24,272
Deferred income taxes	9,572	8,819

Total current assets	252,528	265,106

PROPERTY, PLANT AND EQUIPMENT, net	89,806	90,388
GOODWILL	134,874	134,766
INTANGIBLE ASSETS, net of accumulated amortization of $936 and $840, respectively	84,092	84,188
OTHER ASSETS, net	14,747	16,374

TOTAL ASSETS	$576,047	$590,822

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,259	$2,158
Accounts payable	77,026	86,610
Accrued liabilities	32,604	40,970

Total current liabilities	111,889	129,738

LONG-TERM DEBT, net of current maturities	158,871	159,956
DEFERRED TAX LIABILITIES	10,572	10,611
PENSION AND OTHER POST-RETIREMENT BENEFITS	22,481	22,188
OTHER LONG-TERM LIABILITIES	3,238	3,424

Total liabilities	307,051	325,917

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,389,495 and 21,368,831 shares issued and outstanding, respectively	214	214
Treasury stock purchased from employees; 5,836 shares	(115)	(115)
Additional paid-in capital	175,043	174,044
Retained earnings	95,028	92,007
Accumulated other comprehensive loss	(1,174)	(1,245)

Total stockholders’ investment	268,996	264,905

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$576,047	$590,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,959	$13,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,729	3,501
Noncash amortization of debt financing costs	216	231
Stock-based compensation expense	846	608
Loss on sale of assets	61	2
Deferred income tax benefit	(792)	(91)
Noncash loss on forward exchange contracts	2,247	238
Change in other operating items	(8,423)	(26,778)

Net cash provided by (used in) operating activities	843	(8,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,098)	(4,591)
Proceeds from disposal/sale of property, plant and equipment	24	—
Other assets and liabilities	(29)	(101)

Net cash used in investing activities	(3,103)	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	114	599
Excess tax benefit from equity incentive plans	39	—
Repayment of revolving credit facility	(51,409)	(2,192)
Borrowings under revolving credit facility	50,918	2,747
Repayments of long-term debt	(467)	(1,974)
Borrowings of long-term debt	—	522
Payments on capital lease obligations	(32)	(26)
Debt issuance costs and other, net	—	(1)

Net cash used in financing activities	(837)	(325)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(21)	(275)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,118)	(14,173)
CASH AND CASH EQUIVALENTS:
Beginning of period	19,821	40,641

End of period	$16,703	$26,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,486	$6,551

Cash (refund) paid for income taxes, net	$(5,288)	$1,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. The Company has operations located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico and the United Kingdom.
The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with its fiscal 2006 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result, the Company recognized approximately $62 thousand decrease in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
As of January 1, 2007, the Company has provided a liability for $3.9 million of unrecognized tax benefits related to various federal and state income tax positions. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $1.3 million. The remaining $2.6 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.
The Company accrues penalties and interest related to unrecognized tax benefits through income tax expense which is consistent with the recognition of these items in prior reporting periods. The Company had approximately $1.1 million accrued for the payment of interest and penalties at January 1, 2007. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.
The Company anticipates events could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $1.9 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
The Company or one of its subsidiaries files federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by any of the taxing authorities for years before 2003. There is currently no income tax examinations in process related to any of the taxing jurisdictions.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment. Currently, the Company records the gains or losses for the period in the statement of comprehensive income and in the equity section of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. The Company has not determined the impact, if any, of the adoption of SFAS No. 159.
3. Share-Based Compensation
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
In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of March 31, 2007, there was approximately $0.4 million of unearned compensation related to nonvested share-based compensation arrangements granted under this plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months.
In November 2005, 168,700 shares of restricted stock and in November 2006, 207,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest ratably in three equal annual installments commencing on October 20, 2006. The shares of restricted stock granted in November 2006 vest ratably in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.
In February 2007, 10,000 shares of restricted stock and in March 2007, 10,000 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in February 2007 and March 2007 vest ratably in three equal annual installments commencing on October 20, 2007.
As of March 31, 2007, there was approximately $5.9 million of unearned compensation related to nonvested share-based compensation arrangements granted under our Amended and Restated Equity Incentive Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 19 months for the November 2005 awards and 31 months for the November 2006, February 2007 and March 2007 awards, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based grants with the following weighted-average assumptions:

2004
Stock
Option
Grants
Weighted-average fair value of option	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
The Company currently estimates the forfeiture rate for its stock option and restricted stock grants at 7.5%, respectively, for all participants of each plan.
A summary of the status of the Company’s stock options as of March 31, 2007 and changes during the three-month period ending March 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Stock Options	(000’s)	Price	Life (Years)	Value (000’s)
Outstanding at December 31, 2006	848	$11.94	7.5	$8,588
Granted	—	—	—	—
Exercised	(21)	5.54	—	—
Forfeited	—	—	—	—

Oustanding at March 31, 2007	827	$12.10	7.5	$6,595

Exercisable at March 31, 2007	653	$11.09	7.4	$5,851

Nonvested, expected to vest at December 31, 2007	162	$15.84	1.0	$683

The following table summarizes information about the nonvested stock option and restricted stock grants as of March 31, 2007:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value
Nonvested at December 31, 2006	175	$3.34	309	$20.21
Granted	—	—	20	20.10
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at March 31, 2007	175	$3.34	329	$20.21

As of March 31, 2007, a total of 84,549 shares were available from the original 1.0 million shares authorized for issuance under the Company’s Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
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

5. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$62,347	$61,617
Work in process	14,737	14,436
Finished goods	18,466	17,314
Less excess and obsolete	(4,662)	(4,644)

	$90,888	$88,723

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
Preferred Stock — The authorized capital stock of the Company consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of March 31, 2007.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(r), Share Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2007 and 2006 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for March 31, 2007, the effect of nonvested restricted stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income applicable to common shareholders — basic and diluted	$2,959	$13,408

Weighted average number of common shares outstanding	21,389	21,021
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	274	450

Dilutive shares outstanding	21,663	21,471
Basic earnings per share	$0.14	$0.64

Diluted earning per share	$0.14	$0.62

Dividends — The Company has not declared or paid any cash dividends in the past. The terms of the Company’s credit agreement restricts the payment or distribution of the Company’s cash or other assets, including cash dividend payments.

7. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Revolving credit facilities bore interest at a weighted average of 7.7% as of March 31, 2007 and 7.1% as of December 31, 2006	$984	$1,469
Term loan, with principal and interest payable quarterly, bore interest at a weighted average rate of 7.2% as of March 31, 2007 and 6.8% as of December 31, 2006	9,828	10,295
8.0% senior notes due 2013	150,000	150,000
Other	318	350

	161,130	162,114
Less current maturities	2,259	2,158

	$158,871	$159,956

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
As of March 31, 2007, approximately $4.6 million in deferred fees relating to previous amendments of the Company’s senior credit agreement and fees related to the 8.0% Senior Note offering were outstanding and are being amortized over the life of the agreements.
The senior credit agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of March 31, 2007, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $1.0 million of the revolving credit facility borrowings and approximately $9.8 million of the term loan were denominated in British pounds sterling.
Terms, Covenants and Compliance Status - The Company’s senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. The Company was in compliance with respect to these covenants as of March 31, 2007. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. Borrowings under the senior credit agreement are secured by specifically identified assets of the Company, comprising in total, substantially all assets of the Company. Additionally, as of March 31, 2007, the Company had outstanding letters of credit of approximately $1.8 million.
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
The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142. The Company reviews definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. The Company’s reporting unit is consistent with the reportable segment identified in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2006. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using an income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, the Company’s management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company’s annual goodwill and indefinite-lived (SFAS No. 142) and definite-life intangible asset (SFAS No. 144) impairment analysis, which is performed annually during the second quarter of each fiscal year, did not result in an impairment charge in fiscal 2006.
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
The Company’s intangible assets as of March 31, 2007 and December 31, 2006 were comprised of the following (in thousands):

	March 31, 2007
	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(670)	$9,120
Licenses	7 years	438	(266)	172

		$10,228	$(936)	$9,292

Indefinite-lived intangible assets:
Goodwill		$134,874	$—	$134,874
Customer relationships		74,800	—	74,800

		$209,674	$—	$209,674

Total consolidated goodwill and intangible assets				$218,966

	December 31, 2006
	Weighted-Average	Gross Carrying	Accumulated	Net Carrying
	Amortization Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(589)	$9,201
Licenses	7 years	438	(251)	187

		$10,228	$(840)	$9,388

Indefinite-lived intangible assets:
Goodwill		$134,766	$—	$134,766
Customer relationships		74,800	—	74,800

		$209,566	$—	$209,566

Total consolidated goodwill and intangible assets				$218,954

The aggregate intangible asset amortization expense was approximately $0.1 million for the three months ended March 31, 2007 and 2006, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2007, and for the five succeeding years is as follows (in thousands):

Estimated
Fiscal Year Ended	Amortization
December 31,	Expense
2007	$389
2008	$389
2009	$389
2010	$326
2011	$326
2012	$326
The changes in the carrying amounts of goodwill for the three months ended March 31, 2007, were comprised of the following (in thousands):

Balance — December 31, 2006	$134,766
Currency translation adjustment	108

Balance — March 31, 2007	$134,874

9. Comprehensive Income
The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, the Company has elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of March 31, 2007 (in thousands):

Foreign currency translation adjustment	$5,528
Pension liability	(6,702)

$(1,174)

Comprehensive income for the three months ended March 31 was as follows (in thousands):

	2007	2006
Net income	$2,959	$13,408
Other comprehensive income:
Foreign currency translation adjustment	71	71

Comprehensive income	$3,030	$13,479

10. Commitments and Contingencies
Warranty — The Company is subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which the Company supplies products to its customers, a customer may hold the Company responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. The Company’s policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2007 (in thousands):

Balance — December 31, 2006	$5,197
Additional provisions recorded	709
Deduction for payments made	(834)
Currency translation adjustment	3

Balance — March 31, 2007	$5,075

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
The following table summarizes the notional amount of the Company’s open foreign exchange contracts at March 31, 2007 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value
Contracts to (buy) sell currencies:
U.S. dollar	$(267)	$(267)	$(267)
Eurodollar	38,192	53,338	52,015
Swedish kronor	8,490	1,244	1,221
Japanese yen	4,050,000	41,484	36,541
Australian dollar	3,250	2,564	2,624
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $6.2 million and $8.5 million is included in other assets in the condensed consolidated balance sheet at March 31, 2007 and December 31, 2006, respectively.
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
11. Pension and Other Post-Retirement Benefit Plans
The Company sponsors pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. The Company’s policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, the Company has a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ending March 31, is as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non U.S. Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Service cost	$125	$282	$—	$205	$6	$30
Interest cost	440	415	586	507	34	52
Expected return on plan assets	(381)	(415)	(557)	(462)	—	—
Amortization of prior service costs	—	—	—	5	—	—
Recognized actuarial loss	55	23	47	113	96	93
Curtailment gain	—	(1,449)	—	—	—	—

Net periodic benefit cost	$239	$(1,144)	$76	$368	$136	$175

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $2.7 million to its pension plans in 2007. As of March 31, 2007, approximately $0.2 million of contributions have been made to its pension plans. The Company anticipates contributing an additional $2.6 million to its pension plans in 2007 for total estimated contributions during 2007 of $2.8 million.
12. Related Party Transactions
On January 31, 2005, the Company entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist the Company in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, the Company agreed to pay HCP a transaction fee for services rendered that relate to transactions the Company may enter into from time to time, in an amount that is negotiated between the Company’s Chief Executive Officer or Chief Financial Officer and approved by the Company’s Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital. Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of the Company’s Board of Directors and its Compensation Committee Chairman, is an operating partner of Thayer Capital. Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between the Company and HCP. For the three months ended March 31, 2007 and 2006, the Company made payments under these arrangements of approximately $0.2 million and $0.1 million, respectively.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$158,399	$41,880	$(1,478)	$198,801

COST OF REVENUES	—	138,416	35,300	(1,184)	172,532

Gross Profit	—	19,983	6,580	(294)	26,269

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,963	3,876	(285)	15,554

AMORTIZATION EXPENSE	—	103	—	—	103

Operating Income	—	7,917	2,704	(9)	10,612

OTHER EXPENSE	—	69	2,251	—	2,320

INTEREST EXPENSE	—	3,356	281	—	3,637

Income Before Provision for Income Taxes	—	4,492	172	(9)	4,655

PROVISION FOR INCOME TAXES	—	1,827	(131)	—	1,696

NET INCOME	$—	$2,665	$303	$(9)	$2,959

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$14,907	$1,796	$—	$16,703
Accounts receivable, net	—	147,857	32,190	(62,586)	117,461
Inventories, net	—	67,298	23,823	(233)	90,888
Prepaid expenses and other current assets	—	8,334	5,803	3,767	17,904
Deferred income taxes	—	13,383	(1,940)	(1,871)	9,572

Total current assets	—	251,779	61,672	(60,923)	252,528
PROPERTY, PLANT AND EQUIPMENT, net	—	81,288	8,518	—	89,806
INVESTMENT IN SUBSIDIARIES	404,945	10,602	11,997	(427,544)	—
GOODWILL	—	104,033	30,841	—	134,874
INTANGIBLE ASSETS, net	—	84,092	—	—	84,092
OTHER ASSETS, net	—	17,062	9,671	(11,986)	14,747

TOTAL ASSETS	$404,945	$548,856	$122,699	$(500,453)	$576,047

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$2,259	$—	$—	$2,259
Accounts payable	—	117,813	21,799	(62,586)	77,026
Accrued liabilities	—	27,819	2,889	1,896	32,604

Total current liabilities	—	147,891	24,688	(60,690)	111,889
LONG-TERM DEBT, net of current maturities	—	148,025	10,846	—	158,871
DEFERRED TAX LIABILITIES	—	23,374	(816)	(11,986)	10,572
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	12,383	10,098	—	22,481
OTHER LONG-TERM LIABILITIES	—	3,216	22	—	3,238

Total liabilities	—	334,889	44,838	(72,676)	307,051
STOCKHOLDERS’ INVESTMENT	404,945	213,970	77,858	(427,777)	268,996

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$404,945	$548,859	$122,696	$(500,453)	$576,047

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$2,665	$303	$(9)	$2,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,135	594	—	3,729
Noncash amortization of debt financing costs	—	208	8	—	216
Stock-based compensation expense	—	846	—	—	846
Loss (gain) on sale of assets	—	63	(2)	—	61
Deferred income tax provision	—	(42)	(750)	—	(792)
Noncash gain on forward exchange contracts	—	—	2,247	—	2,247
Change in other operating items	—	(7,874)	(557)	8	(8,423)

Net cash (used in) provided by operating activities	—	(999)	1,843	(1)	843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,456)	(642)	—	(3,098)
Proceeds from disposal/sale of property, plant and equipment	—	—	24	—	24
Other asset and liabilities	—	(29)	(1)	1	(29)

Net cash (used in) provided by investing activities	—	(2,485)	(619)	1	(3,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	114	—	—	114
Excess tax benefits from equity incentive plans	—	39	—	—	39
Repayment of revolving credit facility	—	(46,500)	(4,909)	—	(51,409)
Borrowings under revolving credit facility	—	46,500	4,418	—	50,918
Repayments of long-term debt	—	—	(467)	—	(467)
Other, net	—	(30)	(2)	—	(32)

Net cash provided by (used in) financing activities	—	123	(960)	—	(837)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(21)	—	(21)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(3,361)	243	—	(3,118)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	18,268	1,553	—	19,821

End of period	$—	$14,907	$1,796	$—	$16,703

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$197,470	$33,357	$(1,482)	$229,345

COST OF SALES	—	164,249	27,734	(1,372)	190,611

Gross Profit	—	33,221	5,623	(110)	38,734

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,882	3,374	(104)	13,152

AMORTIZATION EXPENSE	—	105	—	—	105

Operating Income	—	23,234	2,249	(6)	25,477

OTHER INCOME	—	(8)	238	—	230

INTEREST EXPENSE	—	3,617	273	—	3,890

Income Before Provision for Income Taxes	—	19,625	1,738	(6)	21,357

PROVISION FOR INCOME TAXES	—	7,355	594	—	7,949

NET INCOME	$—	$12,270	$1,144	$(6)	$13,408

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$12,270	$1,144	$(6)	$13,408
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3,055	446	—	3,501
Noncash amortization of debt financing costs	—	222	9	—	231
Stock-based compensation expense	—	608	—	—	608
Deferred income tax benefit	—	(91)	—	—	(91)
Loss on sale of assets	—	—	2	—	2
Noncash loss on forward exchange contracts	—	—	238	—	238
Change in other operating items	—	(24,981)	(1,803)	6	(26,778)

Net cash (used in) provided by operating activities	—	(8,917)	36	—	(8,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,306)	(285)	—	(4,591)
Other assets and liabilities	—	(105)	4	—	(101)

Net cash (used in) investing activities	—	(4,411)	(281)	—	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	599	—	—	599
Repayments under revolving credit facility	—	—	(2,192)	—	(2,192)
Borrowings under revolving credit facility	—	117	2,630	—	2,747
Repayments of long-term debt	—	(1,590)	(384)	—	(1,974)
Borrowings of long-term debt	—	522	—	—	522
Other, net	—	(476)	449	—	(27)

Net cash (used in) provided by financing activities	—	(828)	503	—	(325)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(19)	(256)	—	(275)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,175)	2	—	(14,173)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$24,978	$1,490	$—	$26,468

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
Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. We expect that production of Class 8 heavy trucks will decline in 2007 from 2006 levels.
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
We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:
•	establishing sourcing efforts in China and Europe and other lower cost regions of the world;

•	eliminating excess production capacity through the closure and consolidation of manufacturing or assembly facilities; and

•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives to improve operating efficiency and product quality.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months
	March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of Revenues	86.8	83.1

Gross Profit	13.2	16.9
Selling, General and Administrative Expenses	7.8	5.7
Amortization Expense	0.1	0.1

Operating Income	5.3	11.1
Other Expense	1.2	0.1
Interest Expense	1.8	1.7

Income Before Provision for Income Taxes	2.3	9.3
Provision for Income Taxes	0.8	3.5

Net Income	1.5%	5.8%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues. Revenues decreased approximately $30.5 million, or 13.3%, to $198.8 million in the three months ended March 31, 2007 from $229.3 million in the three months ended March 31, 2006. This decrease resulted primarily from a 19.1% decrease in North American Heavy-duty (Class 8) truck production, product pricing adjustments and change in product mix and content equating to approximately $38.1 million reduction in revenues. The decrease in revenues was partially offset by increased acquisition related revenues of approximately $2.6 million related to the acquisition of C.I.E.B. Kahovec, spol. s.r.o. (“CIEB”), an increase in production levels and net new business awards for our European, Australian and Asian markets of approximately $1.4 million and favorable foreign exchange fluctuations and adjustments of approximately $3.6 million.
Gross Profit. Gross profit decreased approximately $12.4 million, or 32.2%, to $26.3 million in the three months ended March 31, 2007 from $38.7 million in the three months ended March 31, 2006. As a percentage of revenues, gross profit decreased to 13.2% in the three months ended March 31, 2007 from 16.9% in the three months ended

March 31, 2006. This decrease resulted primarily from the reduction in revenues and the reduction in product mix and content of our products over the prior year period. In addition, gross profit in the three months ended March 31, 2006 included a benefit of approximately $0.5 million due to the curtailment of one of our pension plans.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.4 million, or 18.2%, to $15.6 million in the three months ended March 31, 2007 from $13.2 million in the three months ended March 31, 2006. Selling, general and administrative expenses in the three months ended March 31, 2006 were reduced by approximately $0.9 million due to the curtailment of one of our pension plans. The remaining increase compared to the prior year was driven primarily from higher wages and benefits required to support the growth strategy as well as the increased stock compensation expense under FAS123(r).
Other Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The loss of approximately $2.3 million in the three months ended March 31, 2007 and the loss of approximately $0.2 million in the three months ended March 31, 2006 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense decreased approximately $0.3 million to $3.6 million in the three months ended March 31, 2007 from $3.9 million in the three months ended March 31, 2006. This decrease was primarily due to lower average outstanding indebtedness.
Provision for Income Taxes. Our effective tax rate was 36.4% for the three months ended March 31, 2007 and 37.2% for the same period in 2006. An income tax provision of approximately $1.7 million was made for the three months ended March 31, 2007 compared to an income tax provision of $7.9 million for the three months ended March 31, 2006. The decrease in effective rate from the prior year quarter can be primarily attributed to our tax position in certain geographical regions and changes in federally enacted tax credits and deductions for manufacturing activities along with other permanent items during the quarter ended March 31, 2007.
Net Income. Net income decreased approximately $10.4 million to $3.0 million in the three months ended March 31, 2007, compared to $13.4 million in the three months ended March 31, 2006, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2007, net cash provided by operations was approximately $0.8 million compared to net cash used in operations of $8.9 million from the prior year period. This increase is primarily a result of the change in accounts receivable for the three months ended March 31, 2007.
Net cash used in investing activities was approximately $3.1 million for the three months ended March 31, 2007 and approximately $4.7 million for the comparable period in 2006. The net cash used primarily reflects ongoing capital expenditure purchases in each of the respective periods.
Net cash used in financing activities was approximately $0.8 million for the three months ended March 31, 2007, compared to net cash used in financing activities of approximately $0.3 million in the same period of 2006. The net cash used in financing activities was principally related to funding ongoing operational activities.
Debt and Credit Facilities
As of March 31, 2007, we had an aggregate of approximately $161.1 million of outstanding indebtedness excluding approximately $1.8 million of outstanding letters of credit under various financing arrangements.
As of March 31, 2007, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars, and approximately $1.0 million of the revolving credit facility borrowings and approximately $9.8 million of the term loan were denominated in British pounds sterling. The weighted average rate of these borrowings for the three months ended March 31, 2007 was approximately 7.7% for the revolving credit facility and 7.2% for the term loan borrowings.
Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $4.6 million in deferred fees relating to the credit agreement and senior notes were outstanding at March 31, 2007 and are being amortized over the life of the agreements.
Under the terms of our senior credit agreement, the revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $100.0 million. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the twelve month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarters(s) Ending	Leverage Ratio
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of March 31, 2007.
We believe that cash flow from operating activities together with available borrowings under our senior credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and additional opportunities, which may require additional debt or equity financing.
Update on Contractual Obligations
We adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of adoption, the Company has provided a liability for $3.9 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN 48 was $3.1 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year. The liability at March 31, 2007 was not materially different from the liability at the date of adoption.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which CVG serves; (iv) increased competition in the heavy-duty truck market; (v) CVG’s failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes made by governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; and (viii) various other risks as outlined in CVG’s SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2006.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
There was no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits:

10.1	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMERCIAL VEHICLE GROUP, INC.

Date: May 4, 2007	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer