Form 10-Q
period 2007-06-30
Commercial Vehicle Group, Inc.
filed 2007-08-03
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐                      No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 1, 2007 was 21,443,445 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$158,566	$234,787	$357,367	$464,132

COST OF REVENUES	141,947	194,590	314,479	385,201

Gross Profit	16,619	40,197	42,888	78,931

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,610	13,247	30,164	26,399

AMORTIZATION EXPENSE	259	103	362	208

RESTRUCTURING CHARGES	998	—	998	—

Operating Income	752	26,847	11,364	52,324

OTHER (INCOME) EXPENSE	(2,103)	(1,308)	217	(1,078)

INTEREST EXPENSE	3,536	3,849	7,173	7,739

LOSS ON EARLY EXTINGUISHMENT OF DEBT	149	318	149	318

(Loss) Income Before Income Taxes	(830)	23,988	3,825	45,345

(BENEFIT) PROVISION FOR INCOME TAXES	(599)	8,494	1,097	16,443

NET (LOSS) INCOME	$(231)	$15,494	$2,728	$28,902

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.01)	$0.73	$0.13	$1.37

Diluted	$(0.01)	$0.72	$0.13	$1.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,413	21,119	21,401	21,070

Diluted	21,413	21,501	21,680	21,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,425	$19,821
Accounts receivable, net of reserve for doubtful accounts of $3,496 and $5,536, respectively	97,907	123,471
Inventories, net	85,212	88,723
Prepaid expenses	17,512	24,272
Deferred income taxes	8,862	8,819

Total current assets	233,918	265,106

PROPERTY, PLANT AND EQUIPMENT, net	89,499	90,388
GOODWILL	131,905	134,766
INTANGIBLE ASSETS, net of accumulated amortization of $1,189 and $840, respectively	87,815	84,188
OTHER ASSETS, net	16,404	16,374

TOTAL ASSETS	$559,541	$590,822

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$115	$2,158
Accounts payable	66,696	86,610
Accrued liabilities	37,077	40,970

Total current liabilities	103,888	129,738

LONG-TERM DEBT, net of current maturities	150,167	159,956
DEFERRED TAX LIABILITIES	10,384	10,611
PENSION AND OTHER POST-RETIREMENT BENEFITS	22,230	22,188
OTHER LONG-TERM LIABILITIES	3,397	3,424

Total liabilities	290,066	325,917

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,437,609 and 21,368,831 shares issued and outstanding, respectively	214	214
Treasury stock purchased from employees; 5,836 shares	(115)	(115)
Additional paid-in capital	176,242	174,044
Retained earnings	94,797	92,007
Accumulated other comprehensive loss	(1,663)	(1,245)

Total stockholders’ investment	269,475	264,905

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$559,541	$590,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,728	$28,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,727	7,312
Noncash amortization of debt financing costs	436	463
Loss on early extinguishment of debt	149	318
Stock-based compensation expense	1,696	965
Loss (Gain) on sale of assets	141	(367)
Pension and post-retirement curtailment gain	—	(3,865)
Deferred income tax (benefit) provision	(270)	787
Noncash loss (gain) on forward exchange contracts	586	(1,067)
Change in other operating items	10,400	(23,390)

Net cash provided by operating activities	23,593	10,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,531)	(8,501)
Proceeds from disposal/sale of property, plant and equipment	101	219
Proceeds from disposal sale of other assets	—	1,800
Post-acquisition and acquisitions payments, net of cash received	(487)	(693)
Other assets and liabilities	(21)	(270)

Net cash used in investing activities	(6,938)	(7,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	463	1,059
Excess tax benefit from equity incentive plans	39	151
Repayment of revolving credit facility	(56,411)	(4,925)
Borrowings under revolving credit facility	54,926	4,030
Repayments of long-term debt	(10,295)	(27,375)
Payments on capital lease obligations	(68)	(51)
Other, net	—	(2)

Net cash used in financing activities	(11,346)	(27,113)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(705)	(838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,604	(25,338)
CASH AND CASH EQUIVALENTS:
Beginning of period	19,821	40,641

End of period	$24,425	$15,303

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,730	$7,126

Cash (refund) paid for income taxes, net	$(4,983)	$11,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture suspension seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture market and the specialty and military transportation markets. The Company has operations located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Texas, Virginia, and Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico and the United Kingdom.
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
Revenues and operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007 and, as a result, recognized approximately $62 thousand decrease in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings (see Note 10).
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years. The Company is currently assessing the impact of SFAS 159 on its consolidated financial positions and results of operations.

3. Restructuring Activities
On May 22, 2007, the Board of Directors of the Company approved the closing of its Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen the Company’s long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure is expected to be substantially completed by December 31, 2007. The Company estimates that it will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $3.2 million, consisting of employee related costs of approximately $1.1 million, non-cash expense related to the write-down of certain assets of approximately $0.4 million and facility exit and other contractual costs of approximately $1.7 million. The Company has incurred costs of $1.0 million in the three and six months ended June 30, 2007 and estimates that approximately $1.8 million of the total charges will be incurred as future cash expenditures. A summary of the restructuring activities as of June 30, 2007 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2006	$—	$—	$—
Provisions recorded	786	—	786
Deductions for payments made	(79)	—	(79)

Balance — June 30, 2007	$707	$—	$707

4. Share-Based Compensation
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
In October 2004, the Company granted options to purchase 598,950 shares of common stock at $15.84 per share under the Amended and Restated Equity Incentive Plan. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005.
In November 2005, 168,700 shares of restricted stock and in November 2006, 207,700 shares of restricted stock were awarded by the compensation committee under the Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest ratably in three equal annual installments commencing on October 20, 2006. The shares of restricted stock granted in November 2006 vest ratably in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.
In February 2007, 10,000 shares of restricted stock and in March 2007, 10,000 shares of restricted stock were awarded by the compensation committee under the Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in February 2007 and March 2007 vest ratably in three equal annual installments commencing on October 20, 2007.

At the 2007 Annual Meeting of Stockholders held on May 22, 2007, the stockholders approved the Company’s Second Amended and Restated Equity Incentive Plan (the “Plan”). The Plan was amended to increase the number of shares of common stock that may be issued under the Plan from 1,000,000 shares to 2,000,000 shares, as well as to make certain other amendments to the Amended and Restated Equity Incentive Plan. Initially, an aggregate of 1,000,000 shares of our common stock were reserved for issuance under the Amended and Restated Equity Incentive Plan.
Unearned compensation related to nonvested share-based compensation arrangements as of June 30, 2007 for the option and restricted stock awards granted under the Plan was approximately $0.3 million and $5.1 million, respectively. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the October 2004 awards, 16 months for the November 2005 awards and 28 months for the November 2006, February 2007 and March 2007 awards, respectively.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based grants with the following weighted-average assumptions:

2004
Stock
Option
Grants
Weighted-average fair value of option	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
The Company currently estimates the forfeiture rate for its stock option and restricted stock grants at 8.4%, respectively, for all participants of each plan.
A summary of the status of the Company’s stock options as of June 30, 2007 and changes during the six month period ending June 30, 2007 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual Life	Intrinsic Value
Stock Options	(000’s)	Exercise Price	(Years)	(000’s)
Outstanding at December 31, 2006	848	$11.94	7.5	$8,588
Granted	—	—	—	—
Exercised	(69)	6.74	—	—
Forfeited	(5)	15.84	—	—

Outstanding at June 30, 2007	774	$12.37	7.0	$5,694

Exercisable at June 30, 2007	604	$11.40	6.9	$4,793

Nonvested, expected to vest at December 31, 2007	155	$15.84	7.3	$542

The following table summarizes information about the nonvested stock option and restricted stock grants as of June 30, 2007:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-Average		Weighted-Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at December 31, 2006	175	$3.34	309	$20.21
Granted	—	—	20	20.10
Forfeited	(5)	—	(10)	20.19

Nonvested at June 30, 2007	170	$3.34	319	$20.21

As of June 30, 2007, a total of 1,096,748 shares were available for issuance under the Plan, including cumulative forfeitures.
5. Stockholders’ Investment
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share Based Payment. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options and the effect of nonvested restricted stock are included in the diluted earnings per share calculation when dilutive. Diluted (loss) earnings per share for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income applicable to common shareholders	$(231)	$15,494	$2,728	$28,902

Weighted average number of common shares outstanding	21,413	21,119	21,401	21,070
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	382	279	416

Dilutive shares outstanding	21,413	21,501	21,680	21,486
Basic (loss) earnings per share	$(0.01)	$0.73	$0.13	$1.37

Diluted (loss) earning per share	$(0.01)	$0.72	$0.13	$1.35

For the three months ended June 30, 2007, diluted loss per share excludes approximately 284 thousand of outstanding stock options and nonvested restricted stock as the effect would have been antidilutive.
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
7. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$58,402	$61,617
Work in process	14,037	14,436
Finished goods	17,438	17,314
Less excess and obsolete	(4,665)	(4,644)

	$85,212	$88,723

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
The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter or whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142. The Company reviews definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. The Company’s reporting unit is consistent with the reportable segment identified in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2006. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using an income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, the Company’s management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company’s annual goodwill, indefinite-lived and definite-life intangible asset impairment analysis was performed during the three months ending June 30, 2007 and did not result in an impairment charge in fiscal 2007.
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

The Company’s intangible assets as of June 30, 2007 and December 31, 2006 were comprised of the following (in thousands):

		June 30, 2007			December 31, 2006
	Weighted-
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(752)	$9,038	$9,790	$(589)	$9,201
Licenses	7 years	438	(282)	156	438	(251)	187
Customer relationships	15 years	3,976	(155)	3,821	—	—	—

		$14,204	$(1,189)	$13,015	$10,228	$(840)	$9,388

Indefinite-lived intangible assets:
Goodwill		$131,905	$—	$131,905	$134,766	$—	$134,766
Customer relationships		74,800	—	74,800	74,800	—	74,800

		$206,705	$—	$206,705	$209,566	$—	$209,566

Total consolidated goodwill and intangible assets				$219,720			$218,954

The aggregate intangible asset amortization expense was approximately $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2007 and 2006 and approximately $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2007 and 2006.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2007, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2007	$676
2008	$654
2009	$654
2010	$591
2011	$591
2012	$591
The changes in the carrying amounts of goodwill for the six months ended June 30, 2007, were comprised of the following (in thousands):

Balance — December 31, 2006	$134,766
Post acquisition adjustments	487
Definite-lived intangible assets	(3,976)
Currency translation adjustment	628

Balance — June 30, 2007	$131,905

During the quarter ended June 30, 2007, the Company allocated $4.0 million of goodwill recorded in relation to its acquisition of C.I.E.B. Kahovec, spol. s.r.o. (“CIEB”) to customer relationships, a definite-lived intangible asset, in accordance with SFAS No. 141.

9. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Revolving credit facilities bore interest at a weighted average of 7.8% as of June 30, 2007 and 7.1% as of December 31, 2006	$—	$1,469
Term loan, with principal and interest payable quarterly, bore interest at a weighted average rate of 7.4% as of June 30, 2007 and 6.8% as of December 31, 2006	—	10,295
8.0% senior notes due 2013	150,000	150,000
Other	282	350

	150,282	162,114
Less current maturities	115	2,158

	$150,167	$159,956

Credit Agreement — The Company accounts for its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”), and its term loan and 8.0% senior rotes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). Historically, the Company has periodically amended the terms of its revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. The Company has not modified the terms of its 8.0% senior notes subsequent to the original offering date. In connection with an amendment of the Company’s revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF 98-14. In connection with an amendment of the Company’s term loan, under the terms of EITF 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.
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
On June 29, 2007, the Company repaid its foreign denominated term loan. The repayment of the term loan reduced the overall borrowing capacity on the existing senior credit agreement from approximately $115 to $100 million. In connection with this loan repayment, approximately $0.1 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.
As of June 30, 2007, approximately $4.2 million in deferred fees relating to previous amendments of the Company’s senior credit agreement and fees related to the 8.0% senior notes offering were outstanding and are being amortized over the life of the agreements.
The senior credit agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of June 30, 2007, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars or British pounds sterling.

Terms, Covenants and Compliance Status - The Company’s senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by the senior credit agreement. The Company was in compliance with respect to these covenants as of June 30, 2007. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. Borrowings under the senior credit agreement are secured by specifically identified assets of the Company, comprising in total, substantially all assets of the Company. Additionally, as of June 30, 2007, the Company had outstanding letters of credit of approximately $1.8 million.
10. Income Taxes
The Company or one of its subsidiaries files federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by any of the taxing authorities for years before 2003. There is currently only one income tax examination in process. The Company does not anticipate that any adjustments from the examination will result in material changes to its consolidated financial position and results of operations.
The Company adopted the provisions of FIN 48 effective January 1, 2007. As of June 30, 2007, the Company has provided a liability for $4.2 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $4.2 million, the amount that would impact the Company’s effective tax rate, if recognized, is $1.4 million. The remaining $2.8 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.
The Company accrues penalties and interest related to unrecognized tax benefits through income tax expense which is consistent with the recognition of these items in prior reporting periods. The Company had approximately $1.2 million accrued for the payment of interest and penalties at June 30, 2007 which is included in the $4.2 million of unrecognized tax benefits.
The Company anticipates events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $1.9 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
11. Commitments and Contingencies
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
The following represents a summary of the warranty provision for the six months ended June 30, 2007 (in thousands):

Balance — December 31, 2006	$5,197
Additional provisions recorded	1,310
Deduction for payments made	(1,850)
Currency translation adjustment	10

Balance — June 30, 2007	$4,667

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

The following table summarizes the notional amount of the Company’s open foreign exchange contracts at June 30, 2007 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value
Contracts to (buy) sell currencies:
U.S. dollar	$(275)	$(275)	$(275)
Eurodollar	38,075	54,069	52,452
Swedish krona	11,500	1,719	1,680
Japanese yen	3,630,100	37,771	31,419
Australian dollar	5,829	4,827	4,948
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $7.9 million and $8.5 million is included in other assets in the condensed consolidated balance sheet at June 30, 2007 and December 31, 2006, respectively.
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ending June 30, 2007 is as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non U.S. Pension Plans		Benefit Plans

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$125	$119	$—	$13	$7	$10
Interest cost	441	409	609	541	34	26
Expected return on plan assets	(381)	(414)	(580)	(514)	—	—
Amortization of prior service costs	—	—	—	—	—	—
Recognized actuarial loss	55	12	47	41	96	261
Curtailment (gain) loss	—	(500)	—	142	—	(2,058)

Net periodic benefit cost	$240	$(374)	$76	$223	$137	$(1,761)

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the six months ending June 30, 2007 is as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non U.S. Pension Plans		Benefit Plans
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Service cost	$250	$401	$—	$218	$13	$40
Interest cost	881	824	1,195	1,048	68	78
Expected return on plan assets	(762)	(829)	(1,137)	(976)	—	—
Amortization of prior service costs	—	—	—	5	—	—
Recognized actuarial loss	110	35	94	154	192	354
Curtailment (gain) loss	—	(1,949)	—	142	—	(2,058)

Net periodic benefit cost	$479	$(1,518)	$152	$591	$273	$(1,586)

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $2.7 million to its pension plans in 2007. As of June 30, 2007, approximately $1.1 million of contributions have been made to its pension plans. The Company anticipates contributing an additional $1.7 million to its pension plans in 2007 for total estimated contributions during 2007 of $2.8 million.
13. Comprehensive Income
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
The components of accumulated other comprehensive income consisted of the following as of June 30, 2007 (in thousands):

Foreign currency translation adjustment	$6,119
Pension liability	(6,702)
Unrealized loss on derivative instruments	(1,080)

$(1,663)

Comprehensive income for the six months ended June 30 was as follows (in thousands):

	2007	2006
Net income	$2,728	$28,902
Other comprehensive income:
Foreign currency translation adjustment	662	2,218
Unrealized loss on derivative instruments	(1,080)	—

Comprehensive income	$2,310	$31,120

14. Related Party Transactions
On January 31, 2005, the Company entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist the Company in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, the Company agreed to pay HCP a transaction fee for services rendered that relate to transactions the Company may enter into from time to time, in an amount that is negotiated between the Company’s Chief Executive Officer or Chief Financial Officer and approved by the Company’s Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital. Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of the Company’s Board of Directors and its Compensation Committee Chairman, is an operating partner of Thayer Capital. Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between the Company and HCP. For the six months ended June 30, 2007 and 2006, the Company made payments under these arrangements of approximately $0.2 million and $0.1 million, respectively.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$118,831	$43,973	$(4,238)	$158,566
COST OF REVENUES	—	108,408	37,371	(3,832)	141,947

Gross Profit	—	10,423	6,602	(406)	16,619
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,045	3,842	(277)	14,610
AMORTIZATION EXPENSE	—	104	155	—	259
RESTRUCTURING CHARGES	—	998	—	—	998

Operating (Loss) Income	—	(1,724)	2,605	(129)	752
OTHER INCOME	—	(425)	(1,678)	—	(2,103)
INTEREST EXPENSE	—	3,204	332	—	3,536
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Income Taxes	—	(4,527)	3,826	(129)	(830)
(BENEFIT) PROVISION FOR INCOME TAXES	—	(1,789)	1,190	—	(599)

NET (LOSS) INCOME	$—	$(2,738)	$2,636	$(129)	$(231)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$277,230	$85,853	$(5,716)	$357,367

COST OF REVENUES	—	246,824	72,671	(5,016)	314,479

Gross Profit	—	30,406	13,182	(700)	42,888

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	23,009	7,717	(562)	30,164

AMORTIZATION EXPENSE	—	207	155	—	362

RESTRUCTURING CHARGES	—	998	—	—	998

Operating Income	—	6,192	5,310	(138)	11,364

OTHER (INCOME) EXPENSE	—	(356)	573	—	217

INTEREST EXPENSE	—	6,560	613	—	7,173

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Income Taxes	—	(36)	3,999	(138)	3,825

PROVISION FOR INCOME TAXES	—	38	1,059	—	1,097

NET (LOSS) INCOME	$—	$(74)	$2,940	$(138)	$2,728

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16,984	$7,441	$—	$24,425
Accounts receivable, net	—	237,432	25,315	(164,840)	97,907
Inventories, net	—	63,300	22,273	(361)	85,212
Prepaid expenses and other current assets	—	6,324	5,919	5,269	17,512
Deferred income taxes	—	13,384	(2,611)	(1,911)	8,862

Total current assets	—	337,424	58,337	(161,843)	233,918
PROPERTY, PLANT AND EQUIPMENT, net	—	80,676	8,823	—	89,499
INVESTMENT IN SUBSIDIARIES	402,944	(122,862)	11,997	(292,079)	—
GOODWILL	—	104,034	27,871	—	131,905
INTANGIBLE ASSETS, net	—	83,994	3,821	—	87,815
OTHER ASSETS, net	—	17,371	11,207	(12,174)	16,404

TOTAL ASSETS	$402,944	$500,637	$122,056	$(466,096)	$559,541

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$115	$—	$—	$115
Accounts payable	—	204,236	27,300	(164,840)	66,696
Accrued liabilities	—	28,284	5,435	3,358	37,077

Total current liabilities	—	232,635	32,735	(161,482)	103,888
LONG-TERM DEBT, net of current maturities	—	150,140	27	—	150,167
DEFERRED TAX LIABILITIES	—	23,374	(816)	(12,174)	10,384
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	12,123	10,107	—	22,230
OTHER LONG-TERM LIABILITIES	—	3,381	16	—	3,397

Total liabilities	—	421,653	42,069	(173,656)	290,066
STOCKHOLDERS’ INVESTMENT	402,944	78,984	79,987	(292,440)	269,475

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$402,944	$500,637	$122,056	$(466,096)	$559,541

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(74)	$2,940	$(138)	$2,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,377	1,350	—	7,727
Noncash amortization of debt financing costs	—	416	20	—	436
Loss on early extinguishment of debt	—	24	125	—	149
Stock-based compensation expense	—	1,696	—	—	1,696
Loss on sale of assets	—	119	22	—	141
Deferred income tax provision	—	(224)	(46)	—	(270)
Noncash loss on forward exchange contracts	—	—	586	—	586
Change in other operating items	—	(5,023)	15,285	138	10,400

Net cash provided by operating activities	—	3,311	20,282	—	23,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5,037)	(1,494)	—	(6,531)
Proceeds from disposal/sale of property, plant and equipment	—	—	101	—	101
Post-acquisition and acquisition payments, net of cash received	—	—	(487)	—	(487)
Other asset and liabilities	—	(21)	—	—	(21)

Net cash provided by (used in) investing activities	—	(5,058)	(1,880)	—	(6,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	463	—	—	463
Excess tax benefits from equity incentive plans	—	39	—	—	39
Repayment of revolving credit facility	—	(47,500)	(8,911)	—	(56,411)
Borrowings under revolving credit facility	—	47,500	7,426	—	54,926
Repayments of long-term debt	—	—	(10,295)	—	(10,295)
Other, net	—	(59)	(9)	—	(68)

Net cash (used in) financing activities	—	443	(11,789)	—	(11,346)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	20	(725)	—	(705)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,284)	5,888	—	4,604

CASH AND CASH EQUIVALENTS:
Beginning of period	—	18,268	1,553	—	19,821

End of period	$—	$16,984	$7,441	$—	$24,425

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$201,327	$34,935	$(1,475)	$234,787

COST OF SALES	—	166,610	29,221	(1,241)	194,590

Gross Profit	—	34,717	5,714	(234)	40,197

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,080	3,331	(164)	13,247

AMORTIZATION EXPENSE	—	103	—	—	103

Operating Income	—	24,534	2,383	(70)	26,847

OTHER EXPENSE (INCOME)	—	22	(1,330)	—	(1,308)

INTEREST EXPENSE	—	3,507	342	—	3,849

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Income Taxes	—	20,723	3,335	(70)	23,988

PROVISION FOR INCOME TAXES	—	7,214	1,280	—	8,494

NET INCOME	$—	$13,509	$2,055	$(70)	$15,494

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$398,797	$68,292	$(2,957)	$464,132

COST OF SALES	—	330,859	56,955	(2,613)	385,201

Gross Profit	—	67,938	11,337	(344)	78,931

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	19,962	6,705	(268)	26,399

AMORTIZATION EXPENSE	—	208	—	—	208

Operating Income	—	47,768	4,632	(76)	52,324

OTHER EXPENSE (INCOME)	—	14	(1,092)	—	(1,078)

INTEREST EXPENSE	—	7,124	615	—	7,739

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Income Taxes	—	40,348	5,073	(76)	45,345

PROVISION FOR INCOME TAXES	—	14,569	1,874	—	16,443

NET INCOME	$—	$25,779	$3,199	$(76)	$28,902

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

			Non-
	Parent	Guarantor	Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$25,780	$3,198	$(76)	$28,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,406	906	—	7,312
Noncash amortization of debt financing costs	—	442	21	—	463
Loss on early extinguishment of debt	—	282	36	—	318
Stock-based compensation expense	—	965	—	—	965
(Gain) loss on sale of assets	—	(369)	2	—	(367)
Pension and post-retirement curtailment (gain) loss	—	(4,007)	142	—	(3,865)
Deferred income tax benefit	—	—	787	—	787
Noncash gain on forward exchange contracts	—	—	(1,067)	—	(1,067)
Change in other operating items	—	(21,797)	(1,669)	76	(23,390)

Net cash provided by operating activities:	—	7,702	2,356	—	10,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7,682)	(819)	—	(8,501)
Proceeds from disposal/sale of property, plant and equipment	—	219	—	—	219
Proceeds from the disposal /sale of other assets	—	1,800	—	—	1,800
Post-acquisition and acquisition payments, net of cash received	—	(693)	—	—	(693)
Other assets and liabilities	—	(270)	—	—	(270)

Net cash used in investing activities	—	(6,626)	(819)	—	(7,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	1,059	—	—	1,059
Excess tax benefits from equity incentive plans	—	151	—	—	151
Repayments under revolving credit facility	—	—	(4,925)	—	(4,925)
Borrowings under revolving credit facility	—	—	4,030	—	4,030
Repayments of long-term debt	—	(26,591)	(784)	—	(27,375)
Other, net	—	(501)	448	—	(53)

Net cash used in financing activities:	—	(25,882)	(1,231)	—	(27,113)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(49)	(789)	—	(838)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(24,855)	(483)	—	(25,338)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$14,298	$1,005	$—	$15,303

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. In the first six months of 2007, the production of Class 8 heavy trucks has declined from 2006 levels and we expect this decline to continue for the balance of 2007.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0
Cost of Revenues	89.5	82.9	88.0	83.0

Gross Profit	10.5	17.1	12.0	17.0
Selling, General and Administrative Expenses	9.2	5.7	8.4	5.7
Amortization Expense	0.2	—	0.1	—
Restructuring Charges	0.6	—	0.3	—

Operating Income	0.5	11.4	3.2	11.3
Other (Income) Expense	(1.3)	(0.6)	0.1	(0.3)
Interest Expense	2.2	1.7	2.0	1.7
Loss on Early Extinguishment of Debt	0.1	0.1	—	0.1

(Loss) Income Before Income Taxes	(0.5)	10.2	1.1	9.8
(Benefit) Provision for Income Taxes	(0.4)	3.6	0.3	3.6

Net (Loss) Income	(0.1)%	6.6%	0.8%	6.2

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues. Revenues decreased approximately $76.2 million, or 32.5%, to $158.6 million in the three months ended June 30, 2007 from $234.8 million in the three months ended June 30, 2006. This decrease resulted primarily from a 50.4% decrease in North American Heavy-duty (Class 8) truck production, product pricing adjustments and change in product mix and content equating to approximately $84.8 million reduction in revenues. The decrease in revenues was partially offset by increased acquisition related revenues of approximately $2.7 million related to the acquisition of C.I.E.B. Kahovec, spol. s.r.o. (“CIEB”), an increase in production levels and net new business awards for our European, Australian and Asian markets of approximately $3.0 million and favorable foreign exchange fluctuations and adjustments of approximately $2.9 million.
Gross Profit. Gross profit decreased approximately $23.6 million, or 58.7%, to $16.6 million in the three months ended June 30, 2007 from $40.2 million in the three months ended June 30, 2006. As a percentage of revenues, gross profit decreased to 10.5% in the three months ended June 30, 2007 from 17.1% in the three months ended June 30, 2006. This decrease resulted primarily from the reduction in revenues and the reduction in product mix and content of our products over the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.4 million, or 10.3%, to $14.6 million in the three months ended June 30, 2007 from $13.2 million in the three months ended June 30, 2006. Selling, general and administrative expenses increased compared to the prior year primarily from higher wages and benefits and additional costs related to the support of our long-term growth strategy as well as increased stock compensation expense under FAS123(R).
Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The gain of approximately $2.1 million in the three months ended June 30, 2007 and the gain of approximately $1.3 million in the three months ended June 30, 2006 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period. Also included in the $2.1 million gain in the three months ended June 30, 2007 is a gain of approximately $0.5 million related to the reversal of estimated withholding tax penalties and interest on prior period debt related payments.
Interest Expense. Interest expense decreased approximately $0.3 million to $3.5 million in the three months ended June 30, 2007 from $3.8 million in the three months ended June 30, 2006. This decrease was primarily due to lower average outstanding indebtedness.
Loss on Early Extinguishment of Debt. In June 2007, we repaid our foreign denominated term loan. In connection with this loan repayment, we wrote off a proportionate amount of our debt financing costs of approximately $0.1 million. In connection with our June 30, 2006, repayment of approximately $25.0 million of our U.S. Dollar denominated term loan, we wrote off a proportionate amount of our debt financing costs of approximately $0.3 million.
(Benefit) Provision for Income Taxes. Our effective tax rate was 72.2% for the three months ended June 30, 2007 and 35.4% for the same period in 2006. An income tax benefit of approximately $0.6 million was made for the three months ended June 30, 2007 compared to an income tax provision of $8.5 million for the three months ended June 30, 2006. The increase in effective rate from the prior year quarter can be primarily attributed to our tax position in certain geographical regions and changes in federally enacted tax credits and deductions for manufacturing activities along with other permanent items during the quarter ended June 30, 2007. The decrease in earnings before income taxes from the prior year quarter also contributed to the unusual tax rate for the period.
Net (Loss) Income. Net income decreased approximately $15.7 million to a loss of $0.2 million in the three months ended June 30, 2007 compared to income of $15.5 million in the three months ended June 30, 2006 primarily as a result of the factors discussed above.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues. Revenues decreased approximately $106.7 million, or 23.0%, to $357.4 million in the six months ended June 30, 200t from $464.1 million in the six months ended June 30, 2006. This decrease resulted primarily from a 34.8% decrease in North American Heavy-duty (Class 8) truck production, product pricing adjustments and change in product mix and content equating to approximately $122.9 million reduction in revenues. The decrease in revenues was partially offset by increased acquisition related revenues of approximately $5.2 million related to the acquisition of CIEB, an increase in production levels and net new business awards for our European, Australian and Asian markets of approximately $4.4 million and favorable foreign exchange fluctuations and adjustments of approximately $6.6 million.
Gross Profit. Gross profit decreased approximately $36.0 million, or 45.7%, to $42.9 million in the six months ended June 30, 2007 from $78.9 million in the six months ended June 30, 2006. As a percentage of revenues, gross profit decreased to 12.0% in the six months ended June 30, 2007 from 17.0% in the six months ended June 30, 2006. This decrease resulted primarily from the reduction in revenues and the reduction in product mix and content of our products over the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.8 million, or 14.3%, to $30.2 million in the six months ended June 30, 2007 from $26.4 million in the six months ended June 30, 2006. Selling, general and administrative expenses increased compared to the prior year primarily from higher wages and benefits and additional costs related to the support of our long-term growth strategy as well as increased stock compensation expense under FAS123(R).

Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The loss of approximately $0.2 million in the six months ended June 30, 2007 and the gain of approximately $1.1 million in the six months ended June 30, 2006 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period. Also included in the $0.2 million loss in the six months ended June 30, 2007 is a gain of approximately $0.5 million related to the adjustment of estimated withholding tax penalties and interest on prior debt related payments.
Interest Expense. Interest expense decreased approximately $0.5 million to $7.2 million in the six months ended June 30, 2007 from $7.7 million in the six months ended June 30, 2006. This decrease was primarily due to lower average outstanding indebtedness.
Loss on Early Extinguishment of Debt. In June 2007, we repaid our foreign denominated term loan. In connection with this loan repayment, we wrote off a proportionate amount of our debt financing costs of approximately $0.1 million. In connection with our June 30, 2006 repayment of approximately $25.0 million of our U.S. Dollar denominated term loan, we wrote off a proportionate amount of our debt financing costs of approximately $0.3 million.
Provision for Income Taxes. Our effective tax rate was 28.7% for the six months ended June 30, 2007 and 36.3% for the same period in 2006. An income tax provision of approximately $1.1 million was made for the six months ended June 30, 2007 compared to an income tax provision of $16.4 million for the six months ended June 30, 2006. The decrease in effective rate from the prior year period can be primarily attributed to our tax position in certain geographical regions and changes in federally enacted tax credits and deductions for manufacturing activities along with other permanent items during the six months ended June 30, 2007.
Net Income. Net income decreased approximately $26.2 million to $2.7 million in the six months ended June 30, 2007,compared to $28.9 million in the six months ended June 30, 2006 primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2007, net cash provided by operations was approximately $23.6 million compared to net cash provided by operations of $10.1 million from the prior year period. This increase is primarily a result of the change in accounts receivable for the six months ended June 30, 2007.
Net cash used in investing activities was approximately $6.9 million for the six months ended June 30, 2007 and approximately $7.4 million for the comparable period in 2006. The net cash used primarily reflects ongoing capital expenditure purchases in each of the respective periods.
Net cash used in financing activities was approximately $11.3 million for the six months ended June 30, 2007,compared to net cash used in financing activities of approximately $27.1 million in the same period of 2006. The net cash used in financing activities was primarily related to funding ongoing operational activities. The reduction in net cash used from the prior year period is due primarily to the repayment of term loans.
Debt and Credit Facilities
As of June 30, 2007, we had an aggregate of approximately $150.3 million of outstanding indebtedness excluding approximately $1.8 million of outstanding letters of credit under various financing arrangements.
As of June 30, 2007, none of the revolving credit facility borrowings and none of the term loan were denominated in U.S. dollars or British pounds sterling. The weighted average rate of these borrowings for the six months ended June 30, 2007 was approximately 7.8% for the revolving credit facility and 7.4% for the term loan borrowings.

Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $4.2 million in deferred fees relating to the credit agreement and senior notes were outstanding at June 30, 2007 and are being amortized over the life of the agreements.
Under the terms of our senior credit agreement, the revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $100.0 million. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including a minimum fixed charge coverage ratio of not less than 1.30, and a minimum ratio of EBITDA to cash interest expense of not less than 2.50, in each case for the 12 month period ending on December 31 of each year, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year and a maximum ratio of total indebtedness to EBITDA as of the last day of each fiscal quarter as set forth below:

Maximum Total
Quarters(s) Ending	Leverage Ratio
12/31/06 and each fiscal quarter thereafter	2.50 to 1.00
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of June 30, 2007.
We believe that cash flow from operating activities together with available borrowings under our senior credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. We regularly review acquisitions and additional opportunities, which may require additional debt or equity financing.
Update on Contractual Obligations
We adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. At June 30, 2007, we have provided a liability for $4.2 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN 48 was $3.4 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes made by governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; and (viii) various other risks as outlined in our SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
There was no change in our internal control over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At the annual meeting of stockholders held May 22, 2007:
a. The following directors were elected for terms expiring at the annual meeting in 2009:

	Votes For	Votes Withheld
Scott C. Arves	20,578,604	384,752
Robert C. Griffin	20,085,507	877,849
Richard A. Snell	19,792,240	1,201,116
Mervin Dunn and S. A. Johnson continue to serve as directors of the Company for terms expiring at the annual meeting in 2009; and David R. Bovee and Scott D. Rued continue to serve as directors of the Company for terms expiring at the annual meeting in 2008.
b.	The Company’s Second Amended and Restated Equity Incentive Plan was approved. The Plan was amended to increase the number of shares of common stock that may be issued under the Plan from 1,000,000 shares to 2,000,000 shares:

Shares Voted For	Shares Voted
Proposal	Against Proposal	Abstain	Broker Non-Votes
19,134,366	1,063,016	21,404	744,570
c.	Deloitte & Touche LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Shares Voted For	Shares Voted
Proposal	Against Proposal	Abstain	Broker Non-Votes
20,027,524	930,232	5,600	0

Item 6. Exhibits:

10.1	Waiver and Seventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks.

10.2	Eighth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks.

10.3	Commercial Vehicle Group, Inc. Second Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: August 3, 2007	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer