Form 10-Q
period 2007-09-30
Commercial Vehicle Group, Inc.
filed 2007-11-05
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2007 was 21,443,445 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$160,918	$235,841	$518,285	$699,973

COST OF REVENUES	143,099	195,044	457,578	580,245

Gross Profit	17,819	40,797	60,707	119,728

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,665	13,294	44,829	39,693

AMORTIZATION EXPENSE	169	104	531	312

RESTRUCTURING CHARGES	182	—	1,180	—

Operating Income	2,803	27,399	14,167	79,723

OTHER EXPENSE (INCOME)	4,339	(1,642)	4,556	(2,720)

INTEREST EXPENSE	3,242	3,582	10,415	11,321

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	149	318

(Loss) Income Before Income Taxes	(4,778)	25,459	(953)	70,804

(BENEFIT) PROVISION FOR INCOME TAXES	(2,096)	7,453	(999)	23,896

NET (LOSS) INCOME	$(2,682)	$18,006	$46	$46,908

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.13)	$0.85	$0.00	$2.22

Diluted	$(0.13)	$0.84	$0.00	$2.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,438	21,156	21,413	21,099

Diluted	21,438	21,548	21,640	21,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,075	$19,821
Accounts receivable, net of reserve for doubtful accounts of $3,297 and $5,536, respectively	103,465	123,471
Inventories, net	85,006	88,723
Prepaid expenses	19,406	24,272
Deferred income taxes	10,308	8,819

Total current assets	256,260	265,106

PROPERTY, PLANT AND EQUIPMENT, net	90,669	90,388
GOODWILL	132,718	134,766
INTANGIBLE ASSETS, net of accumulated amortization of $1,352 and $840, respectively	87,652	84,188
OTHER ASSETS, net	11,994	16,374

TOTAL ASSETS	$579,293	$590,822

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$115	$2,158
Accounts payable	77,468	86,610
Accrued liabilities	34,009	40,970

Total current liabilities	111,592	129,738

LONG-TERM DEBT, net of current maturities	161,640	159,956
DEFERRED TAX LIABILITIES	13,779	10,611
PENSION AND OTHER POST-RETIREMENT BENEFITS	20,874	22,188
OTHER LONG-TERM LIABILITIES	1,847	3,424

Total liabilities	309,732	325,917

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,437,609 and 21,368,831 shares issued and outstanding, respectively	214	214
Treasury stock purchased from employees; 5,836 shares	(115)	(115)
Additional paid-in capital	176,825	174,044
Retained earnings	92,115	92,007
Accumulated other comprehensive income (loss)	522	(1,245)

Total stockholders’ investment	269,561	264,905

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$579,293	$590,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46	$46,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,789	11,166
Noncash amortization of debt financing costs	644	679
Loss on early extinguishment of debt	149	318
Stock-based compensation expense	2,246	1,418
Loss (Gain) on sale of assets	133	(367)
Pension and post-retirement curtailment gain	—	(3,865)
Deferred income tax (benefit) provision	1,681	(1,679)
Noncash loss (gain) on forward exchange contracts	5,048	(2,707)
Change in other operating items	9,214	(28,089)

Net cash provided by operating activities	30,950	23,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,229)	(15,051)
Proceeds from disposal/sale of property, plant and equipment	102	377
Proceeds from disposal/sale of other assets	—	1,800
Post-acquisition payments, net of cash received	(817)	(606)
Other assets and liabilities	(498)	(420)

Net cash used in investing activities	(12,442)	(13,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	463	1,165
Excess tax benefit from equity incentive plans	73	148
Repayment of revolving credit facility	(72,984)	(24,640)
Borrowings under revolving credit facility	82,987	23,730
Repayments of long-term debt	(10,295)	(27,786)
Payments on capital lease obligations, other, net	(94)	(76)

Net cash provided by (used in) financing activities	150	(27,459)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(404)	(1,168)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,254	(18,745)
CASH AND CASH EQUIVALENTS:
Beginning of period	19,821	40,641

End of period	$38,075	$21,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,790	$13,415

Cash (refund) paid for income taxes, net	$(4,371)	$19,440

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
Revenues and operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected in future operating quarters.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

3. Restructuring Activities
On May 22, 2007, the Board of Directors of the Company approved the closing of its Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen the Company’s long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure is expected to be substantially completed by December 31, 2007. The Company estimates that it will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $3.2 million, consisting of employee related costs of approximately $1.1 million, non-cash expense related to the write-down of certain assets of approximately $0.4 million and facility exit and other contractual costs of approximately $1.7 million. The Company has incurred costs of $0.2 million in the three months and $1.2 million in the nine months ended September 30, 2007 and estimates that approximately $1.6 million of the total charges will be incurred as future cash expenditures. A summary of the restructuring activities as of September 30, 2007 is as follows (in thousands):

Employee
Costs
Balance — December 31, 2006	$—
Provisions recorded	810
Deductions for payments made	(112)

Balance — September 30, 2007	$698

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
Unearned compensation related to nonvested share-based compensation arrangements as of September 30, 2007 for the option and restricted stock awards granted under the Plan was approximately $0.1 million and $4.7 million, respectively. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the October 2004 awards, 13 months for the November 2005 awards and 25 months for the November 2006, February 2007 and March 2007 awards, respectively.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of equity-based grants with the following weighted-average assumptions:

2004
Stock
Option
Grants
Weighted-average fair value of option	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36
The Company currently estimates the forfeiture rate for its stock option and restricted stock grants at 9.7%, respectively, for all participants of each plan.
A summary of the status of the Company’s stock options as of September 30, 2007 and changes during the nine month period ending September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
Stock Options	(000’s)	Price	Life (Years)	(000’s)
Outstanding at December 31, 2006	848	$11.94	7.5	$8,588
Granted	—	—	—	—
Exercised	(69)	6.74	—	—
Forfeited	(15)	15.84	—	—

Outstanding at September 30, 2007	764	$12.33	6.7	$5,359

Exercisable at September 30, 2007	604	$11.40	6.6	$4,792

Nonvested, expected to vest at December 31, 2007	160	$15.84	6.7	$—

The following table summarizes information about the nonvested stock option and restricted stock grants as of September 30, 2007:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value
Nonvested at December 31, 2006	175	$3.34	309	$20.21
Granted	—	—	20	20.10
Forfeited	(15)	—	(10)	20.19

Nonvested at September 30, 2007	160	$3.34	319	$20.21

As of September 30, 2007, a total of 1,111,413 shares were available for issuance under the Plan, including cumulative forfeitures.
5. Stockholders’ Investment
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share Based Payment. Potential common shares consisting of common stock issuable upon exercise of outstanding stock options and the effect of nonvested restricted stock are included in the diluted earnings per share calculation when dilutive. Diluted (loss) earnings per share for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net (loss) income applicable to common shareholders	$(2,682)	$18,006	$46	$46,908

Weighted average number of common shares outstanding	21,438	21,156	21,413	21,099
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	392	227	408

Dilutive shares outstanding	21,438	21,548	21,640	21,507
Basic (loss) earnings per share	$(0.13)	$0.85	$0.00	$2.22

Diluted (loss) earnings per share	$(0.13)	$0.84	$0.00	$2.18

For the three months ended September 30, 2007, diluted loss per share excludes approximately 121 thousand of outstanding stock options and nonvested restricted stock as the effect would have been antidilutive.
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
7. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$57,590	$61,617
Work in process	13,415	14,436
Finished goods	19,843	17,314
Less excess and obsolete	(5,842)	(4,644)

	$85,006	$88,723

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
The Company reviews goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter or whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with SFAS No. 142. The Company reviews indefinite and definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of its reporting unit to its carrying value. The Company’s reporting unit is consistent with the reportable segment identified in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the year ended December 31, 2006. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. The Company estimates the fair value of these intangible assets using an income approach. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, the Company’s management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company’s annual goodwill, indefinite-lived and definite-life intangible asset impairment analysis was performed during the three months ending June 30, 2007 and did not result in an impairment charge in fiscal 2007.
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

The Company’s intangible assets as of September 30, 2007 and December 31, 2006 were comprised of the following (in thousands):

		September 30, 2007			December 31, 2006
	Weighted-
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(834)	$8,956	$9,790	$(589)	$9,201
Licenses	7 years	438	(297)	141	438	(251)	187
Customer relationships	15 years	3,976	(221)	3,755	—	—	—

		$14,204	$(1,352)	$12,852	$10,228	$(840)	$9,388

Indefinite-lived intangible assets:
Goodwill		$132,718	$—	$132,718	$134,766	$—	$134,766
Customer relationships		74,800	—	74,800	74,800	—	74,800

		$207,518	$—	$207,518	$209,566	$—	$209,566

Total consolidated goodwill and intangible assets				$220,370			$218,954

The aggregate intangible asset amortization expense was approximately $0.1 million and $0.1 million, respectively, for the three months ended September 30, 2007 and 2006 and approximately $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2007 and 2006.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2007, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2007	$676
2008	$654
2009	$654
2010	$591
2011	$591
2012	$591
The changes in the carrying amounts of goodwill for the nine months ended September 30, 2007, were comprised of the following (in thousands):

Balance — December 31, 2006	$134,766
Post acquisition adjustments	817
Definite-lived intangible assets	(3,976)
Currency translation adjustment	1,111

Balance — September 30, 2007	$132,718

9. Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Revolving credit facilities bore interest at a weighted average of 8.0% as of September 30, 2007 and 7.1% as of December 31, 2006	$11,500	$1,469
Term loan, with principal and interest payable quarterly, bore interest at a weighted average rate of 7.4% as of September 30, 2007 and 6.8% as of December 31, 2006	—	10,295
8.0% senior notes due 2013	150,000	150,000
Other	255	350

	161,755	162,114
Less current maturities	115	2,158

	$161,640	$159,956

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
On August 16, 2007, the Company entered into an Amendment and Waiver Letter to the Revolving Credit and Term Loan Agreement (the “Amendment and Waiver Letter”). Pursuant to the terms of the Amendment and Waiver Letter, the lenders consented to increase the size of permitted acquisitions to $40 million per fiscal year and waived any default or event of default in connection with intercompany loans, contributions to capital, investments in capital stock or mixed stock and indebtedness certificates provided in connection with permitted acquisitions that may have occurred prior to the date of the Amendment and Waiver Letter.
On September 28, 2007, the Company entered into the Tenth Amendment to the Revolving Credit and Term Loan Agreement (the “Tenth Amendment”). Pursuant to the terms of the Tenth Amendment, the lenders consented to various amendments, including but not limited to, changes to reporting requirements and financial ratios which included the fixed charge coverage ratio and the maximum ratio of total indebtedness. Based on the provisions of EITF 98-14, approximately $0.1 million third party fees relating to the credit agreement were capitalized and are being amortized over the remaining life of the senior credit agreement.

As of September 30, 2007, approximately $4.1 million in deferred fees relating to previous amendments of the Company’s senior credit agreement and fees related to the 8.0% senior notes offering were outstanding and are being amortized over the life of the agreements.
The senior credit agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies. As of September 30, 2007, $11.5 million of the revolving credit facility borrowings were denominated in U.S. dollars.
Terms, Covenants and Compliance Status - The Company’s senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by the senior credit agreement. The Company was in compliance with respect to these covenants as of September 30, 2007. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios of the Company. Borrowings under the senior credit agreement are secured by specifically identified assets of the Company, comprising in total, substantially all assets of the Company. Additionally, as of September 30, 2007, the Company had outstanding letters of credit of approximately $1.8 million.
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
The Company adopted the provisions of FIN 48 effective January 1, 2007. As of September 30, 2007, the Company has provided a liability for $2.6 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.6 million, the amount that would impact the Company’s effective tax rate, if recognized, is $1.6 million. The remaining $1.0 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.
The Company accrues penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. The Company had approximately $0.5 million accrued for the payment of interest and penalties at September 30, 2007 which is included in the $2.6 million of unrecognized tax benefits.
During the quarter ended September 30, 2007, the Company released $1.9 million of tax reserves which related to tax, interest and penalties associated with items with expiring statue of limitations. The Company anticipates events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.8 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
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

The following represents a summary of the warranty provision for the nine months ended September 30, 2007 (in thousands):

Balance — December 31, 2006	$5,197
Additional provisions recorded	1,703
Deduction for payments made	(2,744)
Currency translation adjustment	15

Balance — September 30, 2007	$4,171

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
The following table summarizes the notional amount of the Company’s open foreign exchange contracts at September 30, 2007 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value
Contracts to (buy) sell currencies:
U.S. dollar	$(469)	$(469)	$(469)
Eurodollar	42,295	61,076	61,440
Swedish krona	19,010	2,934	2,991
Japanese yen	3,214,500	34,142	30,111
Australian dollar	6,100	5,212	5,391
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $3.4 million and $8.5 million is included in other assets in the condensed consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively.
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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ending September 30, 2007 is as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non U.S. Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Service cost	$85	$114	$—	$3	$1	$10
Interest cost	429	430	631	573	43	43
Expected return on plan assets	(389)	(410)	(603)	(544)	—	—
Amortization of prior service costs	—	—	—	1	—	—
Recognized actuarial loss	—	—	51	46	20	—
Special Termination Benefits	51	11	—	—	111	—

Net periodic benefit cost	$176	$145	$79	$79	$175	$53

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the nine months ending September 30, 2007 is as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non U.S. Pension Plans		Benefit Plans
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Service cost	$335	$515	$—	$221	$14	$50
Interest cost	1,310	1,254	1,826	1,621	111	121
Expected return on plan assets	(1,151)	(1,239)	(1,740)	(1,520)	—	—
Amortization of prior service costs	—	—	—	6	—	—
Recognized actuarial loss	—	—	145	200	20	—
Curtailment (gain) loss	—	(1,949)	—	142	—	(2,058)
Special termination benefits	161	46	—	—	303	354

Net periodic benefit cost	$655	$(1,373)	$231	$670	$448	$(1,533)

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute approximately $2.7 million to its pension plans in 2007. As of September 30, 2007, approximately $3.0 million of contributions have been made to its pension plans. The Company anticipates contributing an additional $0.2 million to its pension plans in 2007 for total estimated contributions during 2007 of $3.2 million.
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
The components of accumulated other comprehensive income consisted of the following as of September 30, 2007 (in thousands):

Foreign currency translation adjustment	$8,308
Pension liability	(6,701)
Unrealized loss on derivative instruments	(1,085)

$522

Comprehensive income for the nine months ended September 30 was as follows (in thousands):

	2007	2006
Net income	$46	$46,908
Other comprehensive income:
Foreign currency translation adjustment	2,851	2,549
Unrealized loss on derivative instruments	(1,085)	—

Comprehensive income	$1,812	$49,457

14. Related Party Transactions
On January 31, 2005, the Company entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist the Company in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, the Company agreed to pay HCP a transaction fee for services rendered that relate to transactions the Company may enter into from time to time, in an amount that is negotiated between the Company’s Chief Executive Officer or Chief Financial Officer and approved by the Company’s Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital. Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of the Company’s Board of Directors and its Compensation Committee Chairman, is an operating partner of Thayer Capital. Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between the Company and HCP. For the nine months ended September 30, 2007 and 2006, the Company made payments under these arrangements of approximately $0.2 million and $0.2 million, respectively.
15. Subsequent Events
On October 1, 2007, the Company acquired all of the outstanding common stock of PEKM Kabeltechnik s.r.o. (“PEKM”), an electronic wire harness manufacturer primarily for the commercial truck market with two operating facilities in Liberec, Czech Republic and one operating facility in Kamyanets-Podilsky, Ukraine. Total cash consideration was approximately $21.1 million.
On October 31, 2007, the Company acquired the assets of the Fabrication Division of Gage Industries, Inc. (“Gage”), an injection molding and heavy-gauge thermoforming manufacturer with operating facilities in Tigard and Lake Oswego, Oregon. Total cash consideration was approximately $5.3 million.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$123,819	$40,029	$(2,930)	$160,918
COST OF REVENUES	—	111,832	33,776	(2,509)	143,099

Gross Profit	—	11,987	6,253	(421)	17,819
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,972	3,923	(230)	14,665
AMORTIZATION EXPENSE	—	103	66	—	169
RESTRUCTURING CHARGES	—	182	—	—	182

Operating Income (Loss)	—	730	2,264	(191)	2,803
OTHER (INCOME) EXPENSE	—	(115)	4,454	—	4,339
INTEREST EXPENSE (INCOME)	—	3,268	(26)	—	3,242
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	—	—

(Loss) Before Income Taxes	—	(2,423)	(2,164)	(191)	(4,778)
(BENEFIT) FOR INCOME TAXES	—	(1,088)	(1,008)	—	(2,096)

NET (LOSS)	$—	$(1,335)	$(1,156)	$(191)	$(2,682)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$401,049	$125,882	$(8,646)	$518,285
COST OF REVENUES	—	358,656	106,447	(7,525)	457,578

Gross Profit	—	42,393	19,435	(1,121)	60,707
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	33,981	11,640	(792)	44,829
AMORTIZATION EXPENSE	—	310	221	—	531
RESTRUCTURING CHARGES	—	1,180	—	—	1,180

Operating Income (Loss)	—	6,922	7,574	(329)	14,167
OTHER (INCOME) EXPENSE	—	(471)	5,027	—	4,556
INTEREST EXPENSE	—	9,828	587	—	10,415
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Income Taxes	—	(2,459)	1,835	(329)	(953)
(BENEFIT) PROVISION FOR INCOME TAXES	—	(1,050)	51	—	(999)

NET (LOSS) INCOME	$—	$(1,409)	$1,784	$(329)	$46

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,990	$34,085	$—	$38,075
Accounts receivable, net	—	77,318	26,147	—	103,465
Inventories, net	—	59,888	25,671	(553)	85,006
Prepaid expenses and other current assets	—	4,784	6,634	7,988	19,406
Deferred income taxes	—	13,385	(1,131)	(1,946)	10,308

Total current assets	—	159,365	91,406	5,489	256,260
PROPERTY, PLANT AND EQUIPMENT, net	—	81,510	9,159	—	90,669
INVESTMENT IN SUBSIDIARIES	401,658	(95,736)	19,739	(325,661)	—
GOODWILL	—	104,363	28,355	—	132,718
INTANGIBLE ASSETS, net	—	83,897	3,755	—	87,652
OTHER ASSETS, net	—	15,578	6,746	(10,330)	11,994

TOTAL ASSETS	$401,658	$348,977	$159,160	$(330,502)	$579,293

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$115	$—	$—	$115
Accounts payable	—	47,861	29,607	—	77,468
Accrued liabilities	—	22,288	5,679	6,042	34,009

Total current liabilities	—	70,264	35,286	6,042	111,592
LONG-TERM DEBT, net of current maturities	—	161,609	25,747	(25,716)	161,640
DEFERRED TAX LIABILITIES	—	24,925	(816)	(10,330)	13,779
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	10,845	10,029	—	20,874
OTHER LONG-TERM LIABILITIES	—	1,835	12	—	1,847

Total liabilities	—	269,478	70,258	(30,004)	309,732
STOCKHOLDERS’ INVESTMENT	401,658	79,499	88,902	(300,498)	269,561

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$401,658	$348,977	$159,160	$(330,502)	$579,293

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(1,409)	$1,784	$(329)	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	9,702	2,087	—	11,789
Noncash amortization of debt financing costs	—	624	20	—	644
Loss on early extinguishment of debt	—	24	125	—	149
Stock-based compensation expense	—	2,246	—	—	2,246
Loss on sale of assets	—	107	26	—	133
Deferred income tax provision	—	3,171	(1,490)	—	1,681
Noncash loss on forward exchange contracts	—	—	5,048	—	5,048
Change in other operating items	—	(4,945)	13,830	329	9,214

Net cash provided by operating activities	—	9,520	21,430	—	30,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,078)	(2,151)	—	(11,229)
Proceeds from disposal/sale of property, plant and equipment	—	—	102	—	102
Post-acquisition and acquisition payments, net of cash received	—	(330)	(487)	—	(817)
Other asset and liabilities	—	(26,338)	124	25,716	(498)

Net cash (used in) provided by investing activities	—	(35,746)	(2,412)	25,716	(12,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	463	—	—	463
Excess tax benefits from equity incentive plans	—	73	—	—	73
Repayment of revolving credit facility	—	(64,000)	(8,984)	—	(72,984)
Borrowings under revolving credit facility	—	75,500	33,203	(25,716)	82,987
Repayments of long-term debt	—	—	(10,295)	—	(10,295)
Payments on capital lease obligations, other, net	—	(88)	(6)	—	(94)

Net cash provided by (used in) financing activities	—	11,948	13,918	(25,716)	150

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(404)	—	(404)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,278)	32,532	—	18,254
CASH AND CASH EQUIVALENTS:
Beginning of period	—	18,268	1,553	—	19,821

End of period	$—	$3,990	$34,085	$—	$38,075

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$202,931	$34,421	$(1,511)	$235,841

COST OF SALES	—	167,818	28,575	(1,349)	195,044

Gross Profit	—	35,113	5,846	(162)	40,797

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,891	3,552	(149)	13,294

AMORTIZATION EXPENSE	—	104	—	—	104

Operating Income	—	25,118	2,294	(13)	27,399

OTHER INCOME	—	(5)	(1,637)	—	(1,642)

INTEREST EXPENSE	—	3,293	289	—	3,582

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	—	—

Income Before Income Taxes	—	21,830	3,642	(13)	25,459

PROVISION FOR INCOME TAXES	—	6,205	1,248	—	7,453

NET INCOME	$—	$15,625	$2,394	$(13)	$18,006

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$601,728	$102,713	$(4,468)	$699,973

COST OF SALES	—	498,677	85,530	(3,962)	580,245

Gross Profit	—	103,051	17,183	(506)	119,728

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	29,853	10,257	(417)	39,693

AMORTIZATION EXPENSE	—	312	—	—	312

Operating Income	—	72,886	6,926	(89)	79,723

OTHER EXPENSE (INCOME)	—	9	(2,729)	—	(2,720)

INTEREST EXPENSE	—	10,417	904	—	11,321

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Income Taxes	—	62,178	8,715	(89)	70,804

PROVISION FOR INCOME TAXES	—	20,774	3,122	—	23,896

NET INCOME	$—	$41,404	$5,593	$(89)	$46,908

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
Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of commercial vehicles in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. In the first nine months of 2007, the production of Class 8 heavy trucks has declined from 2006 levels and we expect this decline to continue for the balance of 2007.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	88.9	82.7	88.3	82.9

Gross Profit	11.1	17.3	11.7	17.1
Selling, General and Administrative Expenses	9.1	5.6	8.6	5.7
Amortization Expense	0.1	—	0.1	—
Restructuring Charges	0.1	—	0.2	—

Operating Income	1.8	11.7	2.8	11.4
Other Expense (Income)	2.7	(0.7)	0.9	(0.4)
Interest Expense	2.0	1.5	2.0	1.6
Loss on Early Extinguishment of Debt	—	—	—	—

(Loss) Income Before Income Taxes	(2.9)	10.9	(0.1)	10.2
(Benefit) Provision for Income Taxes	(1.3)	3.2	(0.2)	3.4

Net (Loss) Income	(1.6)%	7.7%	0.1%	6.8%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues. Revenues decreased approximately $74.9 million, or 31.8%, to $160.9 million in the three months ended September 30, 2007 from $235.8 million in the three months ended September 30, 2006. This decrease resulted primarily from a decrease of approximately 54% in North American Heavy-duty (Class 8) truck production, product pricing adjustments and change in product mix and content equating to approximately $80.3 million reduction in revenues. The decrease in revenues was partially offset by increased acquisition related revenues of approximately $3.4 million related to the acquisition of C.I.E.B. Kahovec, spol. s.r.o. (“CIEB”), a decrease in production levels and net new business awards for our European, Australian and Asian markets of approximately $0.2 million and favorable foreign exchange fluctuations and adjustments of approximately $2.2 million.
Gross Profit. Gross profit decreased approximately $23.0 million, or 56.3%, to $17.8 million in the three months ended September 30, 2007 from $40.8 million in the three months ended September 30, 2006. As a percentage of revenues, gross profit decreased to 11.1% in the three months ended September 30, 2007 from 17.3% in the three months ended September 30, 2006. This decrease resulted primarily from the reduction in revenues and the change in product mix and content of our products over the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.4 million, or 10.3%, to $14.7 million in the three months ended September 30, 2007 from $13.3 million in the three months ended September 30, 2006. Selling, general and administrative expenses increased compared to the prior year primarily from higher wages and benefits, travel expenses and additional costs related to the support of our long-term growth strategy.
Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The loss of approximately $4.3 million in the three months ended September 30, 2007 and the gain of approximately $1.6 million in the three months ended September 30, 2006 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period. Also included in the $4.3 million loss in the three months ended September 30, 2007 is a gain of approximately $0.1 million related to the reversal of estimated withholding tax penalties and interest on prior period debt related payments.
Interest Expense. Interest expense decreased approximately $0.3 million to $3.3 million in the three months ended September 30, 2007 from $3.6 million in the three months ended September 30, 2006. This decrease was primarily due to lower average outstanding indebtedness.
(Benefit) Provision for Income Taxes.  Our effective tax rate was 43.9% for the three months ended September 30, 2007 and 29.3% for the same period in 2006.  An income tax benefit of approximately $2.1 million was recorded for the three months ended September 30, 2007 compared to an income tax provision of $7.5 million for the three months ended September 30, 2006.  The increase in effective rate from the prior year quarter can be primarily attributed to our decreased earnings before taxes, our tax position in certain geographical regions, release of certain tax reserves and generation of federal tax credits.
Net (Loss) Income. Net income decreased approximately $20.7 million to a loss of $2.7 million in the three months ended September 30, 2007 compared to income of $18.0 million in the three months ended September 30, 2006 primarily as a result of the factors discussed above.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues. Revenues decreased approximately $181.7 million, or 26.0%, to $518.3 million in the nine months ended September 30, 2007 from $700.0 million in the nine months ended September 30, 2006. This decrease resulted primarily from a decrease of approximately 42% in North American Heavy-duty (Class 8) truck production, product pricing adjustments and change in product mix and content equating to approximately $203.3 million reduction in revenues. The decrease in revenues was partially offset by increased acquisition related revenues of approximately $8.6 million related to the acquisition of CIEB, an increase in production levels and net new business awards for our European, Australian and Asian markets of approximately $4.3 million and favorable foreign exchange fluctuations and adjustments of approximately $8.7 million.
Gross Profit. Gross profit decreased approximately $59.0 million, or 49.3%, to $60.7 million in the nine months ended September 30, 2007 from $119.7 million in the nine months ended September 30, 2006. As a percentage of revenues, gross profit decreased to 11.7% in the nine months ended September 30, 2007 from 17.1% in the nine months ended September 30, 2006. This decrease resulted primarily from the reduction in revenues and the change in product mix and content of our products over the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.1 million, or 12.9%, to $44.8 million in the nine months ended September 30, 2007 from $39.7 million in the nine months ended September 30, 2006. Selling, general and administrative expenses increased compared to the prior year primarily from higher wages and benefits, travel expenses and additional costs related to the support of our long-term growth strategy as well as increased stock compensation expense under FAS123(R).

Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The loss of approximately $4.6 million in the nine months ended September 30, 2007 and the gain of approximately $2.7 million in the nine months ended September 30, 2006 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period. Also included in the $4.6 million loss in the nine months ended September 30, 2007 is a gain of approximately $0.6 million related to the adjustment of estimated withholding tax penalties and interest on prior debt related payments.
Interest Expense. Interest expense decreased approximately $0.9 million to $10.4 million in the nine months ended September 30, 2007 from $11.3 million in the nine months ended September 30, 2006. This decrease was primarily due to lower average outstanding indebtedness.
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
(Benefit)Provision for Income Taxes.  Our effective tax rate was 104.8% for the nine months ended September 30, 2007 and 33.7% for the same period in 2006.  An income tax benefit of approximately $1.0 million was recorded for the nine months ended September 30, 2007 compared to an income tax provision of $23.9 million for the nine months ended September 30, 2006.  The increase in effective rate from the prior year period can be primarily attributed to our tax position in certain geographical regions and changes in federally enacted tax credits and deductions for manufacturing activities along with our permanent items during the nine months ended September 30, 2007.
Net Income. Net income decreased approximately $46.8 million to $46 thousand in the nine months ended September 30, 2007, compared to $46.9 million in the nine months ended September 30, 2006 primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2007, net cash provided by operations was approximately $30.9 million compared to net cash provided by operations of $23.8 million from the prior year period. This increase is primarily a result of the change in accounts receivable.
Net cash used in investing activities was approximately $12.4 million for the nine months ended September 30, 2007 and approximately $13.9 million for the comparable period in 2006. The net cash used primarily reflects ongoing capital expenditure purchases in each of the respective periods.
Net cash provided by financing activities was approximately $150 thousand for the nine months ended September 30, 2007, compared to net cash used in financing activities of approximately $27.5 million in the same period of 2006. The net cash provided by financing activities was primarily used to fund ongoing operational activities. The reduction in net cash used from the prior year period is due primarily to lower term loan repayments.
Debt and Credit Facilities
As of September 30, 2007, we had an aggregate of approximately $161.6 million of outstanding indebtedness excluding approximately $1.8 million of outstanding letters of credit under various financing arrangements.
As of September 30, 2007, $11.5 million of the revolving credit facility borrowings were denominated in U.S. dollars. The weighted average rate of these borrowings for the nine months ended September 30, 2007 was approximately 8.0% for the revolving credit facility and 7.4% for the term loan borrowings.

Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $4.1 million in deferred fees relating to the credit agreement and senior notes were outstanding at September 30, 2007 and are being amortized over the life of the agreements.
Under the terms of our senior credit agreement, the revolving credit facility is available until January 31, 2010 and the term loans are due and payable on December 31, 2010. Availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $100.0 million. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year, a minimum ratio of EBITDA to cash interest expense of not less than 2.50, a fixed charge coverage ratio and a maximum ratio of total indebtedness to EBITDA. The fixed charge coverage ratio and the maximum ratio of total indebtedness for the 12 months then ended, as measured at the end of each fiscal quarter is set forth below:

Fixed Charge
Quarter(s) Ending	Coverage Ratio
09/30/2007 through 12/31/2007	1.10 to 1.00
03/31/2008	1.00 to 1.00
06/30/2008	1.10 to 1.00
09/30/2008 and each fiscal quarter end thereafter	1.30 to 1.00

Maximum Ratio of
Quarter(s) Ending	Total Indebtedness
09/30/2007	3.75 to 1.00
12/31/2007 through 03/31/2008	4.75 to 1.00
06/30/2008	3.75 to 1.00
09/30/2008	2.75 to 1.00
12/31/2008 and each fiscal quarter end thereafter	2.50 to 1.00
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, changes of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our debt and credit facilities as of September 30, 2007.
We believe that cash flow from operating activities together with available borrowings under our senior credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. We regularly review acquisitions and additional opportunities, which may require additional debt or equity financing.
Update on Contractual Obligations
We adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. During the current quarter, we released tax reserves totaling $1.9 million of tax, interest and penalties due to expiring statute of limitations. At September 30, 2007, we have provided a liability for $2.6 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN 48 was $1.8 million. The difference relates primarily to receivables based on future amended returns.  We do not expect a significant tax payment related to these obligations within the next year.

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
ITEM 4 – CONTROLS AND PROCEDURES
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
There was no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits:

10.1	Amendment and Waiver Letter to Revolving Credit and Term Loan Agreement, dated as of August 16, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).

10.2	Tenth Amendment to Revolving Credit and Term Loan Agreement, dated as of September 28, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
 COMMERCIAL VEHICLE GROUP, INC.

Date: November 5, 2007	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer