Form 10-K
period 2007-12-31
Commercial Vehicle Group, Inc.
filed 2008-03-14
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2007	000-50890

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2007, was $405,328,271.

As of February 29, 2008, 22,054,372 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 20, 2008 (the “2008 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck or construction market; and (v) our failure to complete or successfully integrate additional strategic acquisitions. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I

Item 1.	Business

Overview

Commercial Vehicle Group, Inc. (a Delaware corporation formed in August 2002) and its subsidiaries, is a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture markets and the specialty and military transportation markets. Our products include static and suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicles.

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

New commercial vehicle demand in the North American Class 8 truck market has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of Class 8 heavy trucks in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved from 2004 to 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets.

Recent Acquisitions

In October 2007, we acquired all of the outstanding common stock of PEKM Kabeltechnik s.r.o. (“PEKM”), an electronic wire harness manufacturer primarily for the commercial truck market, with facilities in the Czech Republic and the Ukraine.

In October 2007, we acquired the heavy-gauge thermoforming and injection molding assets of the Fabrication Division of Gage Industries, Inc. (“Gage”).

In December 2007, we acquired substantially all of the assets of Short Bark Industries, LLC (“SBI”), a supplier of seat covers and various cut-and-sew trim products.

See Note 3 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for detailed information on these transactions.

Industry

Within the commercial vehicle industry, we sell our products primarily to the North American heavy truck OEM market (approximately 41% of our 2007 revenues), the global construction OEM market (approximately 26% of our 2007 revenues) and the aftermarket and OEM service organizations (approximately 13% of our 2007 revenues). The majority of our remaining 20% of 2007 revenues was derived primarily from other global commercial vehicle and specialty markets.

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

Our largest end market, the commercial truck and construction industry, is supplied by heavy- and medium-duty commercial vehicle suppliers as well as automotive suppliers. The commercial vehicle supplier industry is highly fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes as well as considerable barriers to entry, including the following: (1) significant investment requirements, (2) stringent technical and manufacturing requirements, (3) high transition costs to shift production to new suppliers, (4) just-in-time delivery requirements and (5) strong brand name recognition. Foreign competition is limited in the commercial vehicle market due to many factors, including the need to be responsive to order changes on short notice, high shipping costs, customer concerns about quality given the safety aspect of many of our products and service requirements.

Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us can also grow by increasing their product content per vehicle through cross selling and bundling of products, further penetrating business with existing customers, gaining new customers and expanding into new geographic markets and by increasing aftermarket sales. We believe that companies with a global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels for 2001 through 2007 in North America:

	2001	2002	2003	2004	2005	2006	2007
	(Thousands of units)

Class 8 heavy trucks	146	181	182	269	341	378	212
Class 5-7 light and medium-duty trucks	189	194	188	225	245	266	206

Total	335	375	370	494	586	644	418

Source: ACT Publications, The Commercial Truck, Bus and Trailer Industry OUTLOOK (February 2008).

The following describes the major segments of the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Asia-Pacific and Europe. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end users, and (3) the ability to meet just-in-time delivery requirements. According to ACT, four companies represented approximately 96% of North American Class 8 truck production in 2007. The percentages of Class 8 production represented by Freightliner, PACCAR, International and Volvo/Mack were approximately 34%, 27%, 19% and 16%, respectively. We supply products to all of these OEMs.

Production of commercial vehicles in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, reduced sales following above-normal purchases in advance of new EPA emissions standards that became effective in October 2002, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Following a substantial decline from 1999 to 2001, Class 8 truck unit production increased modestly to approximately 181,000 units in 2002 from approximately 146,000 units in 2001, due primarily to the purchasing of trucks that occurred prior to the October 2002 mandate for more stringent engine emissions requirements. Subsequent to the engine emissions requirements, truck production continued to remain at historically low levels through mid-2003 due to continuing economic weakness and the reluctance of many trucking companies to invest during this period.

In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase, along with new truck sales. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly from December 2003 through 2005. In 2006, OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of 2006 pre-orders, a general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

The following table illustrates North American Class 8 truck build for the years 1998 to 2012:

North American Class 8 Truck Build Rates
(In thousands)

“E” — Estimated
Source: ACT Publications, Five Year Forecast (February 2008).

According to ACT, unit production for 2008 is estimated to increase approximately 5.7% from 2007 levels to approximately 224,000 units. We believe that the decrease from 2006 to 2007 was impacted by the more stringent EPA emissions standards becoming effective in early 2007 as well as a general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

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

Truck Freight Growth.  ACT projects that total domestic truck freight will continue to increase over the next five years, driven by growth in GDP. In addition, national suppliers and distribution centers, burdened by the pricing pressure of large manufacturing and retail customers, have continued to reduce on-site inventory levels. This reduction requires freight handlers to provide “to-the-hour” delivery options. As a result, Class 8 trucks have replaced manufacturing warehouses as the preferred temporary storage facility for inventory. Since trucks are typically viewed as the most reliable and flexible shipping alternative, truck tonmiles, as well as truck platform improvements, should continue to increase in order to meet the increasing need for flexibility under a just-in-time system. ACT forecasts that total U.S. Class 8 truck tonmiles will increase from 3.7 million in 2007 to 4.0 million in 2012, as summarized in the following graph:

Total U.S. Tonmiles (Class 8)
(Number of tonmiles in millions)

“E” — Estimated
Source: ACT Publications, Five Year Forecast (February 2008).

Truck Replacement Cycle and Fleet Aging.  Since 1998, the average age of active Class 8 trucks has increased from approximately 5.5 years in 1998 to approximately 6.0 years in 2007. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks
(Number of years)

“E” — Estimated
Source: ACT Research (2008).

Commercial Truck Aftermarket

Demand for aftermarket products tends to be counter cyclical to OEM demand because vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods. Therefore, aftermarket demand moderately increases during such periods. Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage, the average useful life of vehicle parts and total truck tonmiles. The aftermarket is a growing market, as the overall size of the North American fleet of Class 8 trucks has continued to increase and is attractive because of the recurring nature of the sales. Additionally, aftermarket sales tend to be at a higher margin, as truck component suppliers are able to leverage their already established fixed cost base and exert moderate pricing power with their replacement parts. The recurring nature of aftermarket revenue provides some insulation to the overall cyclical nature of the industry, as it tends to provide a more stable stream of revenues.

Commercial Construction Vehicle Market

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment: the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets.

Purchasers of medium/heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies and forestry related industries. Purchasers of light construction equipment include contractors, rental fleet owners, landscapers, logistics companies and farmers.

Military Equipment Market

We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Sales and production of these vehicles can be influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles is expected to increase as the result of the continuing conflict in the Middle East. In addition, demand has increased for remanufacturing and replacement of the large fleet of vehicles that have served in the Middle East due to over-use and new armor and technology requirements.

Commercial Vehicle Industry Trends

Our performance and growth are directly related to trends in the commercial vehicle market that are focused on driver retention, comfort and safety. These commercial vehicle industry trends include the following:

System Sourcing.  Commercial vehicle OEMs are seeking suppliers capable of providing fully-engineered, complete systems rather than suppliers who produce the separate parts that comprise a system. By outsourcing complete systems, OEMs are able to reduce the costs associated with the design and integration of different components and improve quality by requiring their suppliers to assemble and test major portions of the vehicle prior to beginning production. In addition, OEMs are able to develop more efficient assembly processes when complete systems are delivered in sequence rather than as individual parts or components.

Globalization of Suppliers.  To serve multiple markets more cost effectively, commercial vehicle OEMs are beginning to standardize global vehicle platforms to be manufactured and sold in various geographic markets around the world. Having operations in the geographic markets in which OEMs produce their global platforms enables suppliers to meet OEMs’ needs more economically and more efficiently.

Shift of Design and Engineering to Suppliers.  OEMs are focusing their efforts on brand development and overall vehicle design, instead of the design of individual vehicle systems. OEMs are increasingly looking to their suppliers to provide suggestions for new products, designs, engineering developments and manufacturing processes. As a result, strategic suppliers are gaining increased access to confidential planning information regarding OEMs’ future vehicle designs and manufacturing processes. Systems and modules increase the importance of strategic suppliers because they generally increase the percentage of vehicle content.

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

Ongoing Supplier Consolidation.  We believe the worldwide commercial vehicle supply industry is continuing to consolidate as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible work rules and practices, acquire complementary technologies, build stronger customer relationships and follow their OEM customers as they expand globally. Suppliers need to provide OEMs with single-point sourcing of integrated systems and modules on a global basis, and this is expected to drive further industry consolidation. Furthermore, the cost focus of most major OEMs has forced suppliers to reduce costs and improve productivity on an ongoing basis, including economies of scale through consolidation.

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.  We believe that we are the leading supplier of seating systems and soft interior trim products, the only non-captive manufacturer of Class 8 truck body systems (which includes cab body assemblies) for the North American commercial vehicle heavy-truck market and one of the largest global suppliers of construction vehicle seating systems. Our products are marketed under brand names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These brands include KAB Seating, National Seating, Trim Systems, Sprague Controls, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch®, and Mayflower®.

Comprehensive Cab Product and Cab System Solutions.  We believe that we offer the broadest product range of any commercial vehicle cab supplier. We manufacture a broad base of products, many of which are critical to the interior and exterior subsystems of a commercial vehicle cab. We believe we are the only supplier worldwide with the capability to manufacture and offer complete cab systems in sequence, integrating interior trim and seats with the cab structure and the electronic wire harness and instrument panel assemblies. We also utilize a variety of different processes, such as urethane molding, injection molding, Virtual Engineered Composites (“VEC”) large composite molding, thermoforming and “twin-sheet” vacuum forming that enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, who increasingly require complete cab solutions from a single supply source. As a result, we believe that we have a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

End-User Focused Product Innovation.  We believe that commercial vehicle market OEMs continue to focus on interior and exterior product design, comfort and features to better serve their end user, the driver, and our customers are seeking suppliers that can provide product innovation. We have a full service engineering and product development organization to assist OEMs in meeting their needs which helps enable us to secure content on current platforms and models.

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

Global Capabilities.  Because many of our customers manufacture and sell their products on a global basis, we believe we have a strong competitive advantage by having dedicated sales, engineering, manufacturing and assembly capabilities on a global basis. We have these capabilities to support our customers in North America, Europe, China and Australia.

Strong Free Cash Flow Generation.  Our business generates strong free cash flow, as it benefits from modest capital expenditure and working capital requirements. Over the three years ended December 31, 2007, our consolidated capital expenditures averaged $20.1 million per year, which amounts to approximately 2.5% of consolidated net revenues.

Strong Relationships with Leading Customers and Major Fleets.  Because of our comprehensive product offerings, brand names and innovative product features, we believe we are an important long-term global supplier to many of the leading heavy-truck, construction and specialty commercial vehicle manufacturers such as Paccar, International, Caterpillar, Freightliner, Volvo/Mack., Oshkosh Truck, Komatsu and Deere & Co. In addition, through our sales force and engineering teams, we maintain active relationships with the major heavy-duty truck fleet organizations that are end users of our products such as Yellow Roadway Corp., Swift Transportation, Schneider National and Ryder Leasing. As a result of our high-quality, innovative products, well-recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.

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

Proven Management Team.  Our management team is highly respected within the commercial vehicle market, and our six senior executive officers have a combined average of 28 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions and improving processes through cyclical periods.

Strategy

Our primary growth strategies are as follows:

Increase Content, Expand Customer Penetration and Leverage System Opportunities.  We believe we are the only integrated commercial vehicle supplier that can offer complete interior cab systems. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the cabs manufactured by these OEMs. To complement our North American capabilities and enhance our customer relationships, we are working with OEMs as they increase their focus on international markets. We have established operations in Europe and Asia and are aggressively working to secure new business from both existing and new customers. We believe we are well positioned to capitalize on the migration toward commercial vehicle suppliers that can offer a complete cab systems, solutions and components.

Leverage Our New Product Development Capabilities.  We have made a significant investment in our engineering capabilities and new product development in order to anticipate the evolving demands of our customers and end users. For example, we recently launched a new integrated sleeper cab with one of our largest customers utilizing a highly automated robotic assembly system. Products for this program include all major Class A exterior stampings, roof assembly and full body E-coat. In addition, we recently developed and launched key products for a new military specialty vehicle platform including driver, co-driver and passenger seating as well as interior headliners and windshield wiper systems. We will continue to design and develop new products that add or improve content and increase cab comfort and safety.

Capitalize on Operating Leverage.  We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput and we continue to implement our Lean Manufacturing and Total Quality Production Systems (“TQPS”) programs. We believe our ongoing cost saving initiatives and sourcing efforts in Europe and Asia will enable us to continue to lower our manufacturing costs. As a result, we believe we are well positioned to improve our operating margins and capitalize on any volume increases with minimal additional capital expenditures.

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

Pursue Strategic Acquisitions and Continue to Diversify Revenues.  We will selectively pursue complementary strategic acquisitions that allow us to leverage the marketing, engineering and manufacturing strengths of our business and expand our revenues to new and existing customers. The markets in which we operate are fragmented and provide for consolidation opportunities. Our acquisitions have enabled us to become a global supplier with the capability to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure, to provide integrated electronic systems into our cab products and to expand the breadth of our interior systems capabilities. In addition, these acquisitions have allowed us to diversify our revenue base by customer, market, location or product offering.

Products

We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial truck, construction, bus, agricultural, military, end market industrial, marine, municipal, recreation and specialty vehicle. We believe fleets and OEMs continue to focus on cabs and interiors to differentiate their products and improve driver comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, window lifts, door locks, temperature measurement and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) trim systems and components, (3) mirrors, wipers and controls, (4) cab structures, sleeper boxes, body panels and structural components and (5) electronic wire harnesses and panel assemblies.

See Notes 2 and 10 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

Set forth below is a brief description of our products and their applications:

Seats and Seating Systems.  We design, engineer and produce seating systems primarily for heavy trucks in North America and for commercial vehicles used in the construction and agricultural industries through our European and Asian operations. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include air suspension seats, static seats and bus seats. As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our five product categories.

Heavy Truck Seats.  We produce seats and seating systems for heavy trucks in our North American operations. Our heavy truck seating systems are designed to achieve maximum driver comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our heavy truck seats are highly specialized based on a variety of different seating options offered in OEM product lines. Our seats are built to customer specifications in low volumes and consequently are produced in numerous combinations with a wide range of price points.

We differentiate our seats from our competitors’ seats by focusing on three principal goals: driver comfort, driver retention and decreased workers’ compensation claims. Drivers of heavy trucks recognize and are often given the opportunity to specify their choice of seat brands, and we strive to develop strong customer loyalty both with the commercial vehicle OEMs and among drivers. We believe that we have superior technology and can offer a unique seat base that is ergonomically designed, accommodates a range of driver sizes and absorbs shock to maximize driver comfort.

Construction and Other Commercial Vehicle Seats.  We produce seats and seating systems for commercial vehicles used in the global construction and agricultural, bus, military, commercial transport and municipal industries. The principal focus of these seating systems is durability. These seats are ergonomically designed for difficult working environments, to provide comfort and control throughout the range of seats and chairs.

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

Trim Products.  Our trim products include A-Pillars, B-Pillars, door panels and interior trim panels. Door panels and interior trim panels consist of several component parts that are attached to a substrate. Specific components include vinyl or cloth-covered appliqués, armrests, map pocket compartments, carpet and sound-reducing insulation. Our products are attractive, lightweight solutions from a traditional cut and sew approach to a contemporary “molded” styling theme. The parts can be color matched or top good wrapped to integrate seamlessly with the rest of the interior.

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

Grab Handles and Armrests.  Our grab handles and armrests are designed and engineered with specific attention to aesthetics, ergonomics and strength. Our products use a wide range of inserts and substrates for structural integrity. The integral urethane skin offers a soft touch and can be in-mold coated to specific colors.

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

Mirrors.  We offer a wide range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. Most of our mirror designs utilize stainless steel body, fasteners and support braces to ensure durability. We have introduced both road and outside temperature devices that are integrated into the mirror face or the vehicle’s dashboard through our RoadWatchtm family of products. These systems are principally utilized by municipalities throughout North America to monitor surface temperatures and assist them in dispersing chemicals for snow and ice removal.

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

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.  We design, engineer and produce complete cab structures, sleeper boxes, body panels and structural components for the commercial vehicle industry in North America. Set forth below is a description of our principal products in this category:

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

Bumper Fascias, Fender Covers and Fender Liners.  Our highly durable, lightweight bumper fascias and fender covers and liners are capable of withstanding repeated impacts that could deform an aluminum or steel bumper. We utilize a production technique that chemically bonds a layer of paint to the part after it has been molded, thereby enabling the part to keep its appearance even after repeated impacts.

Body Panels and Structural Components.  We produce a wide range of both steel and aluminum large exterior body panels and structural components for the internal production of our cab structures and sleeper boxes as well as being sold externally to certain commercial vehicle OEMs. In addition, we also manufacture composite body panels utilizing our virtual engineered composite (“VEC”) technology.

Electronic Wire Harnesses and Panel Assemblies.  We produce a wide range of electronic wire harnesses and related assemblies as well as panel assemblies used in commercial vehicles and other equipment. Set forth below is a brief description of our principal products in this category.

Electronic Wire Harnesses.  We offer a broad range of complex electronic wire harness assemblies that function as the primary current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits and other electronic applications on a commercial vehicle. Our wire harnesses are highly customized to fit specific end-user requirements. We provide our wire harnesses for a wide variety of commercial vehicles, military vehicles, specialty trucks, automotive and other specialty applications, including heavy-industrial equipment.

Panel Assemblies.  We assemble large, integrated components such as panel assemblies and cabinets for commercial vehicle OEMs and other heavy equipment manufacturers. The panels and cabinets we assemble are installed in key locations on a vehicle or unit of equipment, are integrated with our wire harness assemblies and provide user control over certain operational functions and features.

Manufacturing

A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. Our seating operations utilize a variety of manufacturing techniques whereby foam and various other components along with fabric, vinyl or leather are affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. Generally, we utilize outside suppliers to produce the individual components used to assemble the seat frame.

•	Trim Systems and Components. Our interior systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding, heavy-gauge thermoforming and vacuum forming as well as various cutting, sewing, trimming and finishing methods.

•	Mirrors, Wipers and Controls. We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily hand assembled, tested and packaged.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We utilize a wide range of manufacturing processes to produce the majority of the steel and aluminum stampings used in our cab structures, sleeper boxes, body panels and structural components and a variety of both robotic and manual welding techniques in the assembly of these products. In addition, both our Norwalk, Ohio and Kings Mountain, North Carolina facilities have large capacity, fully automated E-coat paint priming systems allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs. The major large press lines at our Shadyside, Ohio facility provide us with the in-house manufacturing flexibility for both aluminum and steel stampings delivered just-in-time to our cab assembly plants. This plant also provides us with low volume forming and processing techniques including laser trim operations that minimize investment and time to manufacture for low volume applications.

•	Electronic Wire Harnesses and Panel Assemblies. We utilize several manufacturing techniques to produce the majority of our electronic wire harnesses and panel assemblies. Our processes, both manual and automated, are designed to produce complex, low- to medium-volume wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are both electronically and hand tested.

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

When an end-user buys a commercial vehicle, the end-user will specify the seat and other features for that vehicle. Because each of our seating systems is unique, our manufacturing facilities have significant complexity which we manage by building in sequence. We build our seating systems as orders are received, and systems are delivered to the customer’s rack in the sequence in which vehicles come down the assembly line. We have systems in place that allow us to provide complete customized interior kits in boxes that are delivered in sequence, and we intend to expand upon these systems such that we will be able to provide, in sequence, fully integrated modular systems combining the cab body and interior and seating systems.

In many instances, we keep track of our build sequence by vehicle identification number and components are identified by bar code. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.

We employ just-in-time manufacturing and system sourcing in our operations to meet customer requirements for faster deliveries and to minimize our need to carry significant inventory levels. We utilize material systems to manage inventory levels and, in certain locations, we have inventory delivered as often as two times per day from a nearby facility based on the previous day’s order. This eliminates the need to carry excess inventory at our facilities.

Typically, in a strong economy, new vehicle production increases and greater funding is available to be spent on enhancements to the truck interior. As demand goes up, the mix of our products shifts towards more expensive systems, such as sleeper units, with enhanced features and higher quality materials. The shift from low-end units to high-end units amplifies the positive effect a strong economy has on our business. Conversely, when economic conditions and indicators decline and customers shift away from ordering high-end units with enhanced features, our business is adversely affected from both lower volume and lower pricing. We strive to manage down cycles by running our facilities at capacity while maintaining the capability and flexibility to expand. We have plans to work with our employees and rely on their involvement to help minimize problems and re-align our capacity during fluctuating periods of increased or decreased production levels to achieve on-time delivery.

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

Raw Materials and Suppliers

A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. The principal raw materials used in our seat systems include steel, aluminum and foam related products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements are for a term of at least one year and are terminable by us for breach or convenience.

•	Trim Systems and Components. The principal raw materials used in our interior systems processes are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are obtained from multiple suppliers, typically under supply agreements which are for a term of at least one year and are terminable by us for breach or convenience.

•	Mirrors, Wipers and Controls. The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems and mirrors.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets and stamp at our Shadyside, Ohio facility. These raw materials are generally readily available and obtained from several suppliers, typically under purchase contracts which fix price and supply for up to one year.

•	Electronic Wire Harnesses and Panel Assemblies. The principal raw materials used to manufacture our electronic wire harnesses are wire, connectors, terminals, switches, relays and braid fabric. These raw materials are obtained from multiple suppliers and are generally readily available.

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components account for the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices, which over the last several years, have increased significantly. As a result, we are currently being assessed surcharges and price increases on certain of our purchases of steel, copper and petroleum-related products. We continue to work with our customers and suppliers to minimize the impact of such surcharges while working diligently to minimize the impacts of such increases. Certain component purchases and suppliers are directed by our customers. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck market. Approximately 41% of our 2007 revenues and approximately 60% of our 2006 revenues were derived from sales to commercial vehicle truck OEMs, with the remainder of our revenues being generated principally from sales to the construction, aftermarket and OEM service markets.

We supply our products primarily to the heavy truck OEM market, construction market, the aftermarket and OEM service segment and other commercial vehicle and specialty markets. The following is a summary of our revenues by end-user market for the three years ended December 31:

	2007	2006	2005

Heavy Truck OEM	41%	60%	62%
Construction	26	18	15
Aftermarket and OEM Service	13	10	9
Military	6	3	2
Bus	3	2	2
Agriculture	1	1	1
Other	10	6	9

Total	100%	100%	100%

The change in revenues by end market in 2007 is primarily related to the decreased demand in the North American (Class 8) heavy truck market.

Our principal customers in North America include PACCAR, International, Caterpillar, Freightliner and Volvo/ Mack. We believe we are an important long-term supplier to all leading truck manufacturers in North America because of our comprehensive product offerings, leading brand names and product innovation. In our European, China and Australian operations, our principal customers in the commercial vehicle market include Caterpillar, Volvo/Mack, Komatsu, Hitachi, CNH Global (Case New Holland) and JCB Limited.

The following is a summary of our significant revenues by OEM customer for the three years ended December 31:

	2007	2006	2005

PACCAR	14%	17%	17%
International	11	22	19
Caterpillar	11	8	7
Freightliner	11	13	16
Volvo/Mack	11	13	14
Oshkosh Truck	4	2	2
Komatsu	3	2	2
Deere & Co.	3	2	2
Other	32	21	21

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2007. The change in revenues by significant OEM customers in 2007 is primarily related to the decreased demand in the North American (Class 8) heavy truck market.

Our European, China, Australian and Mexican operations collectively contributed approximately 23%, 13% and 16% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The change in revenue by geographic location in 2007 is primarily related to the decreased demand in the North American (Class 8) heavy truck market as well as the impact of the CIEB and PEKM acquisitions.

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

Competition

Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. We believe we are the only supplier in the North American commercial vehicle market that can offer complete cab systems in sequence integrating interior systems (including seats, interior trim and flooring systems), mirrors and wire harnesses with the cab structure. A summary of our estimated market position and primary independent competitors is set forth below:

•	Seats and Seating Systems. We believe that we have the number one market position in North America supplying seats and seating systems to the commercial vehicle heavy-truck market. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Accuride Corporation, Grammer AG and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen.

•	Trim Systems and Components. We believe that we have the number one market position in the North American commercial vehicle heavy-truck market with respect to our soft interior trim products and a leading presence in the hard interior trim market. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Fabriform, TPI, Findlay, Superior, Trim Masters, Inc., Blachford Ltd. and Mitras.

•	Mirrors, Wipers and Controls. We believe that we are a leading supplier in the North American commercial vehicle heavy-truck market with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Johnson Electric, Trico and Valeo.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We believe we are the leading non-captive supplier in the North American commercial vehicle heavy-truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Ogihara Corporation, Spartanburg Stamping, Able Body and Defiance Metal Products.

•	Electronic Wire Harnesses and Panel Assemblies. We believe that we are a leading supplier of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as AFL, Delphi, Leoni, Nexans, PKC, Stoneridge, Yazaki and smaller independent companies such as Fargo Assembly and Unlimited Services.

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

We generally work with our customers’ engineering and development teams at the beginning of the design process for new components and assemblies, or the redesign process for existing components and assemblies, in order to maximize production efficiency and quality. These processes may take place from one to three years prior to the commencement of production. On average, the development time for a new component takes between 12 and 24 months during the design phase, while the re-engineering of an existing part may take between one and six months. Early design involvement can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.

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

We are currently involved in the design stage of several products for our customers and expect to begin production of these products in the years 2008 to 2012.

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

We market our products under brand names that include KAB Seating, National Seating, Trim Systems and Sprague Controls, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch®, and Mayflower®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles soften during the holiday seasons in North America, Europe and Asia as OEM manufacturers generally close their production facilities at various times during the year.

Employees

As of December 31, 2007, we had approximately 6,410 permanent employees, of which approximately 18% were salaried and the remainder were hourly. Approximately 43% of the employees in our North American operations were unionized, and approximately 48% of our employees at our Europe and Asia operations were represented by shop steward committees. We have not experienced any material strikes, lockouts or work stoppages during 2007 and consider our relationship with our employees to be satisfactory. On an as needed basis during peak periods, contract and temporary employees are utilized.

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

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. We cannot provide any assurance as to the length or ultimate level of the recovery of this decline. We expect that unit production of class 8 heavy trucks will not materially recover from 2007 levels in 2008. Nor can we predict that the industry will follow past cyclical patterns that might include a strong 2009 pre-order in advance of new emissions standards set to take place in 2010.

•	Our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected.

We incur costs and make capital expenditures based upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms ranging from five to seven years, and we have no provisions to terminate such contracts. We may become committed to supply products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products. We cannot predict our customers’ demands for our products either in the aggregate or for particular reporting periods. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, it would have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge that diminish the expected growth in the commercial vehicle markets we supply, or we experience increased pressure on our margins. In addition, we may not succeed in integrating strategic acquisitions and our pursuit of additional strategic acquisitions may lead to resource constraints which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could adversely affect our business, results of operations and growth potential.

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

Numerous raw materials are used in the manufacture of our products. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price increases and periodic delays in delivery. For example, we are currently being assessed surcharges as well as price increases on certain purchases of steel, copper and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition.

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

The hourly workforces at our Norwalk and Shadyside, Ohio facilities and Mexico operations are unionized. The unionized employees at these facilities represented approximately 43% of our employees in our North American operations as of December 31, 2007. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, 48% of our employees at our Europe and Asia operations are represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2008. The environmental laws to which we are subject have become more stringent over time, however, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing Heavy-duty (Class 8) diesel engines that went into effect in the United States on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB are scheduled to become effective in 2010. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.

Sales to PACCAR, International, Caterpillar, Freightliner and Volvo/Mack accounted for approximately 14%, 11%, 11%, 11% and 11%, respectively, of our revenue in 2007, and our ten largest customers accounted for approximately 71% of our revenue in 2007. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, China, Australia and Mexico, which accounted for approximately 23% of our revenues in 2007. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, China, Australia and Mexico, which accounted for approximately 23%, 13% and 16% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

Our stock price has fluctuated since our initial public offering in August 2004. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, including foreign currency exchange fluctuations, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the commercial vehicle industry and other events or factors. In addition, the equity markets in general have experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. These market fluctuations may have affected and may continue to affect the market price of our common stock.

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

Fluctuations in Quarterly or Annual Operating Results.  Our operating results may fluctuate as a result of:

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

Limited Ability to Adjust Expenses.  We base our operating expense budgets primarily on expected revenue trends. Certain of our expenses are relatively fixed and as such we may be unable to adjust expenses quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter or year.

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

The aggregate amount of our outstanding indebtedness was $159.7 million as of December 31, 2007. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the notes. Our substantial indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to you as a shareholder. For example, it could:

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

Also, our senior credit facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests (some of which become more restrictive over time). If we do not comply with such covenants or satisfy such ratios, our lenders could declare an event of default under the senior credit facility, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of the senior credit facility may be affected by changes in economic or business conditions beyond our control. In addition, these covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

•	Our inability to successfully execute any planned cost reductions, restructuring initiatives or the achievement of operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings.

As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity and intend to apply this strategy to those operations acquired through acquisitions. We may be unsuccessful in achieving these objectives which could adversely affect our operating results and financial condition. In addition, we may incur restructuring charges in the future and such charges could adversely affect our operating results and financial condition.

•	Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets, including goodwill, as a result of recording any impairment charges deemed necessary in conjunction with the execution of our periodic asset impairment assessment and testing policy.

At December 31, 2007, we had goodwill of approximately $151.2 million and other intangible assets of approximately $97.6 million. We may identify additional anticipated or unanticipated impairments in any of our tangible or intangible asset categories in future testing periods and be required to record charges against earnings in the period in which the impairment is identified. Specific indicators that give rise to asset impairment may include, but are not limited to, changes in the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions among other factors.

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

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Douglas, Arizona	Warehouse Facility	20,000 sq. ft.	Leased
Monona, Iowa	Wire Harness Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness Assembly	36,000 sq. ft.	Leased
Dekalb, Illinois	Cab Assembly	60,000 sq. ft.	Leased
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Wixom, Michigan	Engineering	7,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina (2 facilities)	Interior Trim, Seats	163,000 sq. ft.	Leased
Concord, North Carolina (2 facilities)	Injection Molding	150,000 sq. ft.	Leased
Norwalk, Ohio (3 facilities)	Cab, Sleeper Box, Assembly	360,000 sq. ft.	Owned/Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Chillicothe, Ohio	Interior Trim	62,000 sq. ft.	Owned
Bellaire, Ohio	Warehouse Facility	41,000 sq. ft.	Leased
Dublin, Ohio	Administration	14,000 sq. ft.	Leased
New Albany, Ohio (2 facilities)	Corporate Headquarters / R&D	55,000 sq. ft.	Leased
Canby, Oregon	Electronics Assembly	4,000 sq. ft.	Leased
Tigard, Oregon	Interior Trim	121,000 sq. ft.	Leased
Lake Oswego, Oregon	RIM Process	24,000 sq. ft.	Leased
Vonore, Tennessee (2 facilities)	Seats, Mirrors	245,000 sq. ft.	Owned/Leased
Tellico Plains, Tennessee (2 facilities)	Cut and Sew, Warehouse Facility	148,000 sq. ft.	Leased

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Pikeville, Tennessee	Cut and Sew	15,000 sq. ft.	Leased
Dublin, Virginia	Interior Trim, Seats	79,000 sq. ft.	Owned
Seattle, Washington	RIM Process, Interior Trim, Seats	156,000 sq. ft.	Owned
Vancouver, Washington (2 facilities)	Interior Trim	63,000 sq. ft.	Leased
Tacoma, Washington	Injection Molding	25,000 sq. ft.	Leased
Agua Prieta, Mexico (2 facilities)	Wire Harness Assembly	205,000 sq. ft.	Leased
Northampton, United Kingdom	Seat Assembly	210,000 sq. ft.	Leased
Seneffs (Brussels), Belgium	Seat Assembly	35,000 sq. ft.	Leased
Brisbane, Australia	Seat Assembly	50,000 sq. ft.	Leased
Shanghai, China (2 facilities)	Seat Assembly	76,500 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seat Assembly	52,000 sq. ft.	Owned
Liberec, Czech Republic (2 facilities)	Wire Harness Assembly	155,000 sq. ft.	Leased
Kamyanets-Podilsky, Ukraine	Wire Harness Assembly	46,000 sq. ft.	Leased

We also have leased sales and service offices located in the United States, Australia, France and Czech Republic.

Utilization of our facilities varies with North American, European and Asian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan and New Albany and Dublin, Ohio facilities which are administrative offices and our leased warehouse facilities in Douglas, Arizona, Tellico Plains, Tennessee and Bellaire, Ohio. During the fourth quarter of 2007 and first quarter of 2008, our corporate headquarters, administrative and R&D facilities in Plain City, Gahanna, Dublin and New Albany, Ohio were consolidated into a single 50,000 square foot leased world headquarters and an attached 39,000 square foot Research and Development Center in New Albany, Ohio.

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

There were no matters submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the Nasdaq Global Select Market:

	High	Low

Year Ended December 31, 2007:
Fourth Quarter	$16.38	$12.11
Third Quarter	$19.29	$12.71
Second Quarter	$21.03	$17.70
First Quarter	$22.24	$18.82
Year Ended December 31, 2006:
Fourth Quarter	$23.57	$18.47
Third Quarter	$21.08	$17.19
Second Quarter	$21.25	$17.82
First Quarter	$22.29	$17.10

As of February 29, 2008, there were 100 holders of record of our outstanding common stock.

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

The graph below matches Commercial Vehicle Group, Inc.’s cumulative 40-month total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Commercial Vehicle Supplier Composite Index. The Commercial Vehicle Supplier Composite Index (NEW) includes five companies: Accuride Corporation, ArvinMeritor, Inc., Cummins, Inc., Eaton Corp. and Stoneridge, Inc. The Commercial Vehicle Supplier Composite (NEW) includes Stoneridge, Inc., and excludes Modine Manufacturing Co., because we believe Stoneridge, Inc. is more comparable to us. We no longer present the Commercial Vehicle Supplier Composite (OLD) because we believe the Commercial Vehicle Supplier Composite (NEW) includes companies that are more comparable to us. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from August 5, 2004 to December 31, 2007.

COMPARISON OF 40-MONTH CUMULATIVE TOTAL RETURN*
Among Commercial Vehicle Group, Inc., the NASDAQ Composite Index,
the Commercial Vehicle Supplier Composite Index (OLD)
and the Commercial Vehicle Supplier Composite Index (NEW)

*	$100 invested on 8/5/04 in stock or index-including reinvestment of dividends.

	08/05/04	12/31/04	12/31/05	12/31/06	12/31/07
Commercial Vehicle Group, Inc.	$100.00	$166.64	$143.36	$166.41	$110.69
NASDAQ Composite	$100.00	$118.09	$120.94	$134.73	$147.21
Commercial Vehicle Supplier Composite (OLD)	$100.00	$116.42	$111.37	$130.28	$195.74
Commercial Vehicle Supplier Composite (NEW)	$100.00	$116.59	$109.70	$131.37	$201.30

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2007:

(c) Total
			Number of	(d) Maximum
			Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares (or Units)
	(a) Total	(b) Average	Publicly	that May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	per Share (or	Plans or	the Plans or
	Purchased	Unit)	Programs	Prgrams

Month #1
(October 1, 2007 through October 31, 2007)	22,317	$13.40	—	—
Month #2
(November 1, 2007 through November 30, 2007)	—	—	—	—
Month #3
(December 1, 2007 through December 31, 2007)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2007, however, our employees surrendered 22,317 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our Second Amended and Restated Equity Incentive Plan.

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

Material Events Affecting Financial Statement Comparability:

Collectively, our acquisitions of Mayflower, Monona, Cabarrus and C.I.E.B. materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 3 and Note 7 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, and Note 3 and Note 7 to our consolidated financial statements contained in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$696,786	$918,751	$754,481	$380,445	$287,579
Cost of revenues	620,145	768,913	620,031	309,696	237,884

Gross profit	76,641	149,838	134,450	70,749	49,695
Selling, general and administrative expenses	55,493	51,950	44,564	28,985	24,281
Share-based compensation expense(1)	—	—	—	10,125	—
Amortization expense	894	414	358	107	185
Restructuring charges	1,433	—	—	—	—

Operating income	18,821	97,474	89,528	31,532	25,229
Loss (gain) on foreign currency forward contracts and other	9,361	(3,468)	(3,741)	(1,247)	3,230
Interest expense	14,147	14,829	13,195	7,244	9,796
Loss on early extinguishment of debt	149	318	1,525	1,605	2,972

(Loss) income before income taxes	(4,836)	85,795	78,549	23,930	9,231
(Benefit) provision for income taxes	(1,585)	27,745	29,138	6,481	5,267

Net (loss) income	$(3,251)	$58,050	$49,411	$17,449	$3,964

(Loss) earnings per share:(2)
Basic	$(0.15)	$2.74	$2.54	$1.13	$0.29
Diluted	$(0.15)	$2.69	$2.51	$1.12	$0.29
Weighted average common shares outstanding:
Basic	21,439	21,151	19,440	15,429	13,779
Diluted	21,439	21,545	19,697	15,623	13,883
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$117,172	$135,368	$119,104	$41,727	$28,216
Total assets	$599,089	$590,822	$543,883	$225,638	$210,495
Total liabilities, excluding debt	$174,029	$163,803	$150,797	$60,667	$48,215
Total debt	$159,725	$162,114	$191,009	$53,925	$127,474
Total stockholders’ investment	$265,335	$264,905	$202,077	$111,046	$34,806

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Other Data:
Adjusted EBITDA(3)	$27,296	$115,910	$105,385	$40,389	$30,105
Net cash provided by (used in):
Operating activities	$47,575	$36,922	$44,156	$34,177	$10,442
Investing activities	$(53,292)	$(27,625)	$(188,569)	$(8,907)	$(5,967)
Financing activities	$(2,394)	$(27,952)	$188,547	$(28,427)	$(2,761)
Depreciation and amortization	$16,425	$14,983	$12,064	$7,567	$8,106
Capital expenditures, net	$17,274	$22,389	$20,669	$8,907	$5,967
North American Heavy-duty (Class 8) truck production (units)(4)	212,000	378,000	341,000	269,000	182,000

(1)	Share-based compensation expense in 2004 is related to options issued in conjunction with our IPO that vested immediately. Subsequent share-based compensation is recorded in selling, general and administrative expenses.

(2)	Earnings (loss) per share has been calculated giving effect to the reclassification of our outstanding classes of common stock into one class of common stock and, in connection therewith, a 38.991-to-one stock split.

(3)	Adjusted EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable GAAP measure, in the accompanying financial tables. Adjusted EBITDA is defined as net earnings before interest, taxes, depreciation, amortization, gains/losses on the early extinguishment of debt, restructuring charges, miscellaneous income/expenses and cumulative effect of changes in accounting principle. In calculating Adjusted EBITDA, we exclude the effects of gains/losses on the early extinguishment of debt, restructuring charges, miscellaneous income/expenses and cumulative effect of changes in accounting principles because our management believes that some of these items may not occur in certain periods, the amounts recognized can vary significantly from period to period and these items do not facilitate an understanding of our operating performance. Our management utilizes Adjusted EBITDA, in addition to the supplemental information, as an operating performance measure in conjunction with GAAP measures, such as net income and gross margin calculated in conformity with GAAP.

Our management uses Adjusted EBITDA, in addition to the supplemental information, as an integral part of its reporting and planning processes and as one of the primary measures to, among other things:

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

The following is a reconciliation of Net Income to Adjusted EBITDA:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Net (loss) income	$(3,251)	$58,050	$49,411	$17,449	$3,964
Add (subtract):
Depreciation and amortization	16,425	14,983	12,064	7,567	8,106
Interest expense	14,147	14,829	13,195	7,244	9,796
(Benefit) provision for income taxes	(1,585)	27,745	29,138	6,481	5,267
Loss on early extinguishment of debt	149	318	1,525	1,605	2,972
Restructuring charges	1,433	—	—	—	—
Miscellaneous (income) expense	(22)	(15)	52	43	—

Adjusted EBITDA	$27,296	$115,910	$105,385	$40,389	$30,105

Supplemental Information:
Noncash loss (gain) on forward exchange contracts	$9,967	$(4,203)	$(3,793)	$(1,290)	$3,230
Nonrecurring (benefit) provision for prior period debt service	$(584)	$750	$—	$—	$—

(4)	Source: Americas Commercial Transportation Research Co. LLC and ACT Publications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the Heavy-duty (Class 8) truck market, the construction, military, bus and agriculture market and the specialty transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end-user, the driver. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicles.

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in most of our major markets and that we are the only supplier in the North American commercial vehicle market that can offer complete cab systems including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by virtually every major North American heavy truck commercial vehicle OEM, which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.

Demand for our products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on heavy truck commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

In 2007, approximately 41% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2007 was primarily derived from sales to OEMs in the global construction market, the aftermarket, OEM service organizations and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand increases for higher content vehicles, our revenues and gross profit will be positively impacted.

Demand for our products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets.

Along with North America, we have operations in Europe, China, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we are unable to match revenues received in such currencies with costs incurred in such currencies. Strengthening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $11.0 million increase in our revenues in 2007 as compared to 2006 and an approximate $3.0 million increase in 2006 as compared to 2005. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2007 as compared to 2006 and 2006 compared to 2005.

We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:

•	sourcing efforts in Europe and Asia;

•	consolidating our supply base to improve purchasing leverage;

•	eliminating excess production capacity through the closure and consolidation of manufacturing or assembly facilities; and

•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives to improve operating efficiency and product quality.

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

Recent Acquisitions

In October 2007, we acquired all of the outstanding common stock of PEKM Kabeltechnik s.r.o. (“PEKM”), an electronic wire harness manufacturer primarily for the commercial truck market, with facilities in the Czech Republic and the Ukraine. The PEKM acquisition was financed with borrowings under our revolving credit facility. The operating results of PEKM have been included in our 2007 consolidated financial statements since the date of acquisition.

In October 2007, we acquired the heavy-gauge thermoforming and injection molding assets of the Fabrication Division of Gage Industries, Inc. (“Gage”), with facilities in Tigard and Lake Oswego, Oregon. The Gage acquisition was financed with borrowings under our revolving credit facility. The operating results of Gage have been included in our 2007 consolidated financial statements since the date of acquisition.

In December 2007, we acquired substantially all of the assets of Short Bark Industries, LLC (“SBI”), a supplier of seat covers and various cut-and-sew trim products, with facilities in Tellico Plains and Pikeville, Tennessee The SBI acquisition was financed with borrowings under our revolving credit facility. The operating results of SBI have been included in our 2007 consolidated financial statements since the date of acquisition.

See Note 3 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for detailed information on these transactions.

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

Provisions for anticipated contract losses are recognized at the time they become evident. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had a provision for anticipated contract losses of $0.4 million as of December 31, 2007. We had no such provision as of December 31, 2006 and $0.1 million at December 31, 2005.

Goodwill and Intangible Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets. We review indefinite and definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2007. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, our management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill analysis was performed during the second quarter of fiscal 2007 and did not result in an impairment charge.

Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144 to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows. In accordance with SFAS 142, we test intangible assets with indefinite lives and goodwill for impairment annually or when conditions indicate impairment may have occurred.

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

Mayflower and Monona’s relationships with their customers’ key decision-making personnel are mature and stable.

•	Mayflower’s and Monona’s customers typically make purchasing decisions through a team approach versus a single decision maker. Mayflower and Monona have historically maintained strong relationships with individuals at all levels of the decision making process including the engineering, operations and purchasing functions in order to successfully minimize the impact of any employee turnover at the customer level.

The top three customers of Mayflower and Monona have been established customers for a substantial period of time.

•	Mayflower has had relationships with Volvo/Mack, Freightliner and International since 1965, 1997 and 2001, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1949, 1954 and 1950, respectively. These customers comprised approximately 89%, 88% and 85% of Mayflower’s revenues for fiscal years 2007, 2006 and 2005, respectively.

•	Monona has had relationships with Deere & Co., Caterpillar and Oshkosh since 1969, 1970 and 1985, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1987, 1958 and 1950, respectively. These customers comprised approximately 84%, 85% and 88% of Monona’s revenues for fiscal years 2007, 2006 and 2005, respectively.

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

Intangible Asset Impairment — Accounting Treatment

If Mayflower and/or Monona were to prospectively lose any of their customers, in accordance with the provisions of paragraphs 16 and 17 of SFAS No. 142, we would perform an intangible asset impairment test to determine the impact of the loss on the customer relationship intangible asset and if impairment was indicated, we would record an impairment loss in our consolidated statement of operations.

Accounting for Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007, we determined that a valuation allowance of $1.3 million was needed against our deferred tax assets. This valuation allowance is related to the inability to use certain foreign tax credits and state operating losses that are being carried forward prior to their expiration. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax liability as of December 31, 2007 was $14.1 million. We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) in the first quarter 2007. The adoption of this interpretation changed the manner in which we evaluate recognition and measurement of uncertain tax positions. See “Recently Issued Accounting Pronouncements” in Note 2 to our consolidated financial statements for further information regarding the adoption of this authoritative literature.

Warranties — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty provisions was approximately $4.0 million, $5.2 million and $7.1 million at December 31, 2007, 2006 and 2005, respectively.

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

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Moody’s Aa Corporate Bond Index and the Barclay’s Capital AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2007 was 6.0% for the U.S. and 5.9% for the non-U.S. pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2007 and 2006, we assumed an expected long-term rate of return on plan assets of 7.5% and 8.5%, respectively, for the U.S. pension plans and 6.0% and 6.0%, respectively, for the non-U.S. pension plans.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2007 pension and other post-retirement benefits results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2007:
Discount rate	$(289)	$510
Expected long-term rate of return on plan assets	$(572)	$572
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2007:
Discount rate	$(11,849)	$15,291

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007 and 2006. The rate was assumed to decrease gradually to 5.5% through 2013 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2007 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage Point
	Point Increase	Decrease

Increase (Decrease) from change in health care cost trend rates Other post-retirement benefit expense	$31	$(38)
Other post-retirement benefit liability	$105	$(98)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a full description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Cost of revenues	89.0	83.7	82.2

Gross profit	11.0	16.3	17.8
Selling, general and administrative expenses	8.0	5.7	5.9
Amortization expense	0.1	—	—
Restructuring charges	0.2	—	—

Operating income	2.7	10.6	11.9
Other expense (income)	1.3	(0.4)	(0.5)
Interest expense	2.0	1.6	1.7
Loss on early extinguishment of debt	—	—	0.2

(Loss) income before income taxes	(0.6)	9.4	10.5
(Benefit) provision for income taxes	(0.2)	3.0	3.9

Net (loss) income	(0.4)%	6.4%	6.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Revenues decreased $222.0 million, or 24.2%, to $696.8 million for the year ended December 31, 2007 from $918.8 million for the year ended December 31, 2006. This decrease resulted primarily from:

•	a 43.9% decrease in North American Heavy-duty (Class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulted in approximately $270.4 million of decreased revenues;

The decrease was partially offset by:

•	increased acquisition related revenue of approximately $29.0 million from the full year impact of the acquisition of C.I.E.B. and the partial year impact of PEKM and Gage;

•	an increase in production levels, fluctuations in content and net new business awards for our European, Australian and Asian markets of approximately $8.4 million;

•	favorable foreign exchange fluctuations and adjustments of approximately $11.0 million.

Gross Profit.  Gross profit decreased $73.2 million, or 48.9%, to $76.6 million for the year ended December 31, 2007 from $149.8 million for the year ended December 31, 2006. As a percentage of revenues, gross profit decreased to 11.0% for the year ended December 31, 2007 from 16.3% for the year ended December 31, 2006. This decrease resulted primarily from the our inability to reduce fixed costs proportionate to the decrease in revenues from the prior period. We continued to seek material cost reductions, labor efficiencies and general operating cost reductions to generate additional profits during the year ended December 31, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.5 million, or 6.8%, to $55.5 million for the year ended December 31, 2007 from $52.0 million for the year ended December 31, 2006. The increase resulted primarily from higher wages and benefits, travel expenses, currency fluctuations as well as increased stock compensation expense, partially offset by reduced incentive compensation expense as compared to the prior year.

Amortization Expense.  Amortization expense increased to approximately $0.9 million for the year ended December 31, 2007 from approximately $0.4 million for the year ended December 31, 2006. This increase was primarily the result of breakout of definite-lived intangible assets for the C.I.E.B. and PEKM acquisitions.

Restructuring Charges.  In 2007, we approved the closure of our Seattle, Washington facility. In connection with the closure we incurred restructuring charges of approximately $1.4 million during the year ended December 31, 2007.

Other Expense (Income).  We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts on our consolidated balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statement of operations. The $9.4 million expense for the year ended December 31, 2007 and the $3.5 million gain for the year ended December 31, 2006 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.  Interest expense decreased $0.7 million to $14.1 million for the year ended December 31, 2007 from $14.8 million for the year ended December 31, 2006. This decrease was primarily the result of lower average outstanding debt balances.

Loss on Early Extinguishment of Debt.  In June 2007, we repaid our foreign denominated term loan in full. In connection with this loan repayment, we wrote off a proportionate amount of our debt financing costs of approximately $0.1 million. In connection with our June 30, 2006 repayment of approximately $25.0 million of our U.S. Dollar denominated term loan, we wrote off a proportionate amount of our debt financing costs of approximately $0.3 million.

(Benefit) Provision for Income Taxes.  Our effective tax rate during the year ended December 31, 2007 was 32.8% compared to 32.3% for 2006. Provision for income taxes decreased $29.3 million to a benefit of $1.6 million for the year ended December 31, 2007, compared to an income tax provision of $27.7 million for the year ended December 31, 2006. The increase in effective rate year over year can be primarily attributed to the decrease in income before taxes and release of certain tax reserves.

Net (Loss) Income.  Net income decreased $61.4 million to a loss of $3.3 million for the year ended December 31, 2007, compared to net income of $58.1 million for the year ended December 31, 2006, primarily as a result of the factors discussed above.

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

Amortization Expense.  Amortization expense increased to approximately $414 thousand for the year ended December 31, 2006 from approximately $358 thousand for the year ended December 31, 2005. This increase was primarily the result of the full year impact of the Mayflower and Monona acquisitions.

Other (Income).  We use forward exchange contracts to hedge foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts on our consolidated balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statement of operations. The $3.5 million gain for the year ended December 31, 2006 and the $3.7 million gain for the year ended December 31, 2005 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

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

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2007, cash provided by operations was approximately $47.6 million, compared to $36.9 million in the year ended December 31, 2006. This increase was primarily the result of the change in accounts receivable during the year. Cash provided by operations in the year ended December 31, 2005 was $44.2 million.

Net cash used in investing activities was approximately $53.3 million for the year ended December 31, 2007 compared to $27.6 million in the year ended December 31, 2006 and $188.6 million in the year ended December 31, 2005. The amounts used in the year ended December 31, 2007 primarily reflect capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling as well as the acquisitions of PEKM, Gage and SBI. The amounts used in the year December 31, 2006 primarily reflect capital expenditure purchases and the acquisition of C.I.E.B.. The amounts used in the year ended December 31, 2005 primarily reflect capital expenditure purchases and the acquisitions of Mayflower, Monona and Cabarrus.

Net cash used in financing activities totaled approximately $2.4 million for the year ended December 31, 2007, compared to $28.0 million in the year ended December 31, 2006 and net cash provided by of $188.5 million in the year ended December 31, 2005. The net cash used in financing activities in the year ended December 31, 2007 was primarily related to the repayment of our foreign denominated term loan. The net cash used in financing activities for December 31, 2006, was primarily related to our repayment of our U.S. dollar denominated term loan and the net cash provided by financial activities for December 31, 2005 was primarily related to the issuance of our 8.0% senior notes.

Debt and Credit Facilities

As of December 31, 2007, we had an aggregate of $159.7 million of outstanding indebtedness excluding $1.8 million of outstanding letters of credit under various financing arrangements and an additional $81.8 million of borrowing capacity under our revolving credit facility. We were in compliance with all of our respective financial covenants under our debt and senior credit facility as of December 31, 2007. The indebtedness consisted of the following:

•	$9.5 million under our revolving credit facility and $0.2 million of capital lease obligations. The weighted average rate on these borrowings, for the year ended December 31, 2007, was approximately 8.5% with respect to the revolving borrowings and;

•	$150 million of 8.0% senior notes due 2013.

On June 30, 2006, we repaid approximately $25.0 million of our U.S. dollar denominated term loan. The repayment of the term loan reduced the principal amount of the term loan from approximately $40 million to $15 million. In connection with this loan repayment, approximately $0.3 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.

On June 29, 2007, we repaid our foreign denominated term loan in full. In connection with this loan repayment, approximately $0.1 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.

On August 16, 2007, we entered into an Amendment and Waiver Letter to the Revolving Credit and Term Loan Agreement (the “Amendment and Waiver Letter”). Pursuant to the terms of the Amendment and Waiver Letter, the lenders consented to increase the size of permitted acquisitions to $40 million per fiscal year and waived any default or event of default in connection with intercompany loans, contributions to capital, investments in capital stock or mixed stock and indebtedness certificates provided in connection with permitted acquisitions.

On September 28, 2007, we entered into the Tenth Amendment to the Revolving Credit and Term Loan Agreement (the “Tenth Amendment”). Pursuant to the terms of the Tenth Amendment, the lenders consented to various amendments, including but not limited to, changes to reporting requirements and financial ratios, which included the fixed charge coverage ratio and the maximum ratio of total indebtedness. Based on the provisions of AICPA’s Emerging Issues Task Force (EITF) Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements, approximately $0.1 million third party fees relating to the credit agreement were capitalized and are being amortized over the remaining life of the senior credit agreement.

On March 11, 2008, we entered into the Eleventh Amendment to the Revolving Credit and Term Loan Agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide the Company increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when the Company’s leverage ratio is equal to or greater than 4.0x; (iii) a reduction in the size of the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to $100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the senior credit agreement; and (v) an amendment to permit proposed future tax planning.

The revolving credit facility is available until January 31, 2010. Based on the provisions of EITF 98-14 and the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $3.9 million third party fees relating to the senior credit agreement and 8.0% senior notes due 2013 were capitalized at December 31, 2007 and are being amortized over the life of the senior credit facility.

Under the terms of our senior credit facility, as amended by the Eleventh Amendment, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $50.0 million; provided, that the $50.0 million cap is subject to increase to $75.0 million and then $100.0 million upon satisfaction of certain financial covenant tests. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year, a minimum ratio of EBITDA to cash interest expense, a fixed charge coverage ratio and a maximum ratio of total indebtedness to EBITDA. The EBITDA to cash interest expense ratio, fixed charge coverage ratio and the maximum ratio of total indebtedness to EBITDA for the 12 months then ended, as measured at the end of each fiscal quarter is set forth below:

Quarter(s) Ending	EBITDA to Cash Interest Expense Ratio

12/31/2007	2.50 to 1.00
03/31/2008	2.00 to 1.00
06/30/2008 and 09/30/2008	2.25 to 1.00
12/31/2008 and each fiscal quarter thereafter	2.50 to 1.00

Quarter(s) Ending	Fixed Charge Coverage Ratio

12/31/2007	1.10 to 1.00
03/31/2008	.80 to 1.00
06/30/2008	.85 to 1.00
09/30/2008, 12/31/2008 and 03/31/2009	.90 to 1.00
6/30/2009	1.00 to 1.00
9/30/2009	1.15 to 1.00
12/31/2009 and each fiscal quarter thereafter	1.25 to 1.00

Quarter(s) Ending	Maximum Ratio of Total Indebtedness

12/31/2007	4.75 to 1.00
03/31/2008	6.10 to 1.00
06/30/2008	5.65 to 1.00
09/30/2008	5.15 to 1.00
12/31/2008	4.75 to 1.00
03/31/2009	4.50 to 1.00
06/30/2009	4.00 to 1.00
09/30/2009	3.50 to 1.00
12/31/2009 and each fiscal quarter thereafter	3.00 to 1.00

The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, change of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets and the assets of our subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to this financing only secure foreign borrowings. The senior credit agreement also contains customary events of default.

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

We believe that cash flow from operating activities together with available borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. Capital expenditures for 2008 are expected to be approximately $20.0 million.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$159,725	$116	$9,608	$1	$150,000
Estimated interest payments	43,228	12,819	12,409	12,000	6,000
Operating lease obligations	60,210	10,227	15,332	11,462	23,189
Pension and other post-retirement funding	37,613	2,686	5,966	6,958	22,003
FIN 48 obligations	1,026	1,026	—	—	—

Total	$301,802	$26,874	$43,315	$30,421	$201,192

The FIN 48 obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the Interpretation 48 obligations in the table above, approximately $1.4 million of unrecognized tax benefits have been recorded as liabilities in accordance with Interpretation 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of $29 thousand and interest of $228 thousand.

Since December 31, 2007, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

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

As of December 31, 2007, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2007, we had outstanding letters of credit of $1.8 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Approximately $9.5 million and $11.8 million of our debt was variable rate debt at December 31, 2007 and 2006, respectively. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.1 million and $0.1 million, respectively. The impact on the fair market value of our debt at December 31, 2007 and 2006 would have been insignificant.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge foreign currency translation exposures of our United Kingdom operations. We estimate our projected revenues in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in our consolidated balance sheets, with the offsetting noncash gain or loss included in other income or expense on our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2007 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of these contracts at December 31, 2007 and 2006 amounted to a $1.5 million liability and an $8.5 million asset, respectively, which is reflected in other long-term liabilities and other assets in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations. In 2008, we have elected to designate our future forward exchange contracts as cash flow hedges.

Our primary exposures to foreign currency exchange fluctuations are pound sterling, Eurodollar and Japanese yen. At December 31, 2007, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2007 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2007 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index to Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions.

As discussed in Notes 2 and 14 to the consolidated financial statements, in 2006, the Company changed its method of accounting for defined benefit pension and other post-retirement benefit plans and as discussed in Note 13 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 13, 2008

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,867	$19,821
Accounts receivable, net of reserve for doubtful accounts of $3,758 and $5,536, respectively	107,687	123,471
Inventories, net	96,385	88,723
Prepaid expenses	16,508	24,272
Deferred income taxes	12,989	8,819

Total current assets	243,436	265,106

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	32,793	30,203
Machinery and equipment	146,448	120,416
Construction in progress	16,636	17,414
Less accumulated depreciation	(97,619)	(77,645)

Property, plant and equipment, net	98,258	90,388
GOODWILL	151,189	134,766
INTANGIBLE ASSETS, net of accumulated amortization of $1,687 and $840, respectively	97,575	84,188
OTHER ASSETS, net	8,631	16,374

TOTAL ASSETS	$599,089	$590,822

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$116	$2,158
Accounts payable	93,033	86,610
Accrued liabilities	33,115	40,970

Total current liabilities	126,264	129,738

LONG-TERM DEBT, net of current maturities	159,609	159,956
DEFERRED TAX LIABILITIES	27,076	10,611
PENSION AND OTHER POST-RETIREMENT BENEFITS	18,335	22,188
OTHER LONG-TERM LIABILITIES	2,470	3,424

Total liabilities	333,754	325,917

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 21,536,814 and 21,368,831 shares issued and outstanding, respectively	215	214
Treasury stock purchased from employees; 28,153 shares and 5,836 shares, respectively	(414)	(115)
Additional paid-in capital	177,421	174,044
Retained earnings	88,818	92,007
Accumulated other comprehensive loss	(705)	(1,245)

Total stockholders’ investment	265,335	264,905

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$599,089	$590,822

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share amounts)

REVENUES	$696,786	$918,751	$754,481
COST OF REVENUES	620,145	768,913	620,031

Gross Profit	76,641	149,838	134,450
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	55,493	51,950	44,564
AMORTIZATION EXPENSE	894	414	358
RESTRUCTURING COSTS	1,433	—	—

Operating Income	18,821	97,474	89,528
OTHER EXPENSE (INCOME)	9,361	(3,468)	(3,741)
INTEREST EXPENSE	14,147	14,829	13,195
LOSS ON EARLY EXTINGUISHMENT OF DEBT	149	318	1,525

(Loss) Income Before Provision for Income Taxes	(4,836)	85,795	78,549
(BENEFIT) PROVISION FOR INCOME TAXES	(1,585)	27,745	29,138

NET (LOSS) INCOME	$(3,251)	$58,050	$49,411

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.15)	$2.74	$2.54

Diluted	$(0.15)	$2.69	$2.51

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,439	21,151	19,440

Diluted	21,439	21,545	19,697

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2007, 2006 and 2005

								Accum.
						Retained		Other
				Stock	Additional	Earnings		Comp.
	Common Stock		Treasury	Subscription	Paid-In	(Accum.	Deferred	Income /
	Shares	Amount	Stock	Receivable	Capital	Deficit)	Comp.	(Loss)	Total
	(In thousands, except share data)

BALANCE — December 31, 2004	17,987,497	$180	$—	$(175)	$123,660	$(15,454)	$—	$2,835	$111,046
Issuance of common stock	2,671,229	26	—	—	43,710	—	—	—	43,736
Exercise of common stock under stock option and equity incentive plans	319,928	3	—	—	1,882	—	—	—	1,885
Issuance of restricted stock	167,300	2	—	—	3,262	—	(3,262)	—	2
Stock subscriptions received	—	—	—	175	—	—	—	—	175
Comprehensive income:
Net income	—	—	—	—	—	49,411	—	—	49,411
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,645)	(3,645)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(533)	(533)

Total comprehensive income									45,233

BALANCE — December 31, 2005	21,145,954	$211	$—	$—	$172,514	$33,957	$(3,262)	$(1,343)	$202,077
Exercise of common stock under stock option and equity incentive plans	341,685	4	—	—	2,141	—	—	—	2,145
Issuance of restricted stock	54,328	1	—	—	—	—	—	—	1
Effect of accounting change — SFAS 123(R)	(167,300)	(2)	—	—	(3,262)	—	3,262	—	(2)
Treasury stock purchased from employees at cost	(5,836)	—	(115)	—	—	—	—	—	(115)
Share-based compensation expense	—	—	—	—	2,006	—	—	—	2,006
Excess tax benefit — equity transactions	—	—	—	—	645	—	—	—	645
Comprehensive income:
Net income	—	—	—	—	—	58,050	—	—	58,050
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,874	3,874
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	(304)	(304)

Total comprehensive income									61,620

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	(3,472)	(3,472)

BALANCE — December 31, 2006	21,368,831	$214	$(115)	$—	$174,044	$92,007	$—	$(1,245)	$264,905
Exercise of common stock under stock option and equity incentive plans	68,778	—	—	—	463	—	—	—	463
Issuance of restricted stock	121,522	1	—	—	—	—	—	—	1
Treasury stock purchased from employees at cost	(22,317)	—	(299)	—	—	—	—	—	(299)
Share-based compensation expense	—	—	—	—	3,084	—	—	—	3,084
Excess tax benefit — equity transactions	—	—	—	—	(170)	—	—	—	(170)
Comprehensive income:
Net income	—	—	—	—	—	(3,251)	—	—	(3,251)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(589)	(589)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	1,296	1,296
Derivative instruments	—	—	—	—	—	—	—	(167)	(167)

Total comprehensive income									(2,711)

Adjustment to initially apply FIN 48, net of tax	—	—	—	—	—	62	—	—	62

BALANCE — December 31, 2007	21,536,814	$215	$(414)	$—	$177,421	$88,818	$—	$(705)	$265,335

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,251)	$58,050	$49,411

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,425	14,983	12,064
Noncash amortization of debt financing costs	859	895	848
Loss on early extinguishment of debt	149	318	1,525
Shared-based compensation expense	3,084	2,006	—
Gain on sale of assets	(10)	(665)	(7)
Pension and other post-retirement curtailment gain	—	(3,865)	(3,097)
Deferred income tax provision	9,691	9,417	7,248
Noncash loss (gain) on forward exchange contracts	9,967	(4,203)	(3,793)
Change in other operating items:
Accounts receivable	28,347	(4,369)	(22,013)
Inventories	3,809	(16,603)	(11,571)
Prepaid expenses	3,071	(21,819)	9,958
Accounts payable and accrued liabilities	(24,830)	2,213	10,145
Other assets and liabilities	264	564	(6,562)

Net cash provided by operating activities	47,575	36,922	44,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,981)	(19,327)	(15,957)
Proceeds from disposal/sale of property plant and equipment	549	352	—
Proceeds from disposal/sale of other assets	—	2,032	—
Post-acquisition and acquistion payments, net of cash received	(36,049)	(9,452)	(170,851)
Other assets and liabilities	(811)	(1,230)	(1,761)

Net cash (used in) investing activities	(53,292)	(27,625)	(188,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	43,914
Proceeds from issuance of common stock under equity incentive plans	464	2,140	1,887
Purchases of treasury stock from employees	(299)	(115)	—
Excess tax benefit from equity incentive plans	(170)	645	—
Repayment of revolving credit facility	(129,490)	(74,711)	(207,449)
Borrowings under revolving credit facility	137,521	72,398	206,778
Repayments of long-term borrowings	(10,295)	(28,210)	(238,336)
Long-term borrowings	—	—	227,459
Proceeds from issuance of 8% senior notes	—	—	150,000
Payments on capital lease obligations	(125)	(99)	(46)
Debt issuance costs and other, net	—	—	4,340

Net cash (used in) provided by financing activities	(2,394)	(27,952)	188,547

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,843)	(2,165)	(4,889)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,954)	(20,820)	39,245
CASH AND CASH EQUIVALENTS:
Beginning of period	19,821	40,641	1,396

End of period	$9,867	$19,821	$40,641

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,185	$13,869	$6,340

Cash (received) paid for income taxes, net	$(10,807)	$29,197	$24,603

Unpaid purchases of property and equipment included in accounts payable	$293	$3,062	$4,712

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	Organization

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction, military, bus, agriculture and specialty transportation markets. We have facilities located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Virginia and Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico, Sweden, Ukraine and the United Kingdom.

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

We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for impairment of long-lived assets. We had no impairments during 2007, 2006, or 2005.

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

Mayflower and Monona’s relationships with their customers’ key decision-making personnel are mature and stable.

•	Mayflower’s and Monona’s customers typically make purchasing decisions through a team approach versus a single decision maker. Mayflower and Monona have historically maintained strong relationships with individuals at all levels of the decision making process including the engineering, operations and purchasing functions in order to successfully minimize the impact of any employee turnover at the customer level.

The top three customers of Mayflower and Monona have been established customers for a substantial period of time.

•	Mayflower has had relationships with Volvo/Mack, Freightliner and International since 1965, 1997 and 2001, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1949, 1954 and 1950, respectively. These customers comprised approximately 89%, 88% and 85% of Mayflower’s revenues for fiscal years 2007, 2006 and 2005, respectively.

•	Monona has had relationships with Deere & Co., Caterpillar and Oshkosh since 1969, 1970 and 1985, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1987, 1958 and 1950, respectively. These customers comprised approximately 84%, 85% and 88% of Monona’s revenues for fiscal years 2007, 2006 and 2005, respectively.

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

Other Assets — Other assets primarily consist of long-term supply contracts of approximately $3.8 million at December 31, 2007 and approximately $3.0 million at December 31, 2006, fair value of foreign exchange contracts of approximately $0.0 million in 2007 and approximately $8.5 million in 2006 and debt financing costs of approximately $3.9 million at December 31, 2007 and approximately $4.8 million at December 31, 2006, which are being amortized over the term of the related obligations.

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

Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had approximately $0.4 million as of December 31, 2007 and no such provision as of December 31, 2006. These amounts, as they relate to the year ended December 31, 2007 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2007 and 2006 are included within accrued expenses

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2007	2006

Balance — Beginning of the year	$5,197	$7,117
Increase due to acquisitions	269	12
Additional provisions recorded	2,155	3,391
Deduction for payments made	(3,691)	(5,366)
Currency translation adjustment	28	43

Balance — End of year	$3,958	$5,197

Income Taxes — We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, and as a result, recognized approximately $62 thousand decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

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

	2007	2006

Foreign currency translation adjustment	$4,868	$5,457
Pension liability	(5,406)	(6,702)
Unrealized loss on derivative instruments	(167)	—

	$(705)	$(1,245)

Fair Value of Financial Instruments — At December 31, 2007, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt, unless otherwise noted. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. We place our cash equivalents with high credit-quality financial institutions. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. Customers that accounted for a significant portion of consolidated revenues for each of the three years ended December 31 were as follows:

	2007	2006	2005

PACCAR	14%	17%	17%
International	11	22	19
Caterpillar	11	8	7
Freightliner	11	13	16
Volvo/Mack	11	13	14

As of December 31, 2007 and 2006, receivables from these customers represented approximately 50% and 67% of total receivables, respectively.

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

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of our foreign currency transaction exposures of our United Kingdom operations. We estimate our projected revenues in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contract duration is typically between three months and three years. These contracts are marked-to-market and the fair value is included in assets or liabilities in the accompanying consolidated balance sheets, with the offsetting noncash gain or loss included other income and expense on our accompanying consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of our open foreign exchange contracts at December 31, 2007 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value

Commitments to sell currencies:
U.S. Dollar	(598)	$(598)	$(598)
Eurodollar	49,336	69,329	72,797
Swedish krona	13,900	2,093	2,190
Japanese yen	3,150,200	32,114	29,948
Australian Dollar	5,350	4,502	4,616

The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $1.5 million liability and $8.5 million asset is included in other long-term liabilities and other assets in the consolidated balance sheet at December 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements — In July 2006, the FASB issued FIN 48, an interpretation of SFAS 109.  FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, and as a result, recognized approximately $62 thousand decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Currently, the assumptions used to measure our annual defined benefit pension and other post-retirement benefit plan expenses are determined as of October 1 or December 31 (measurement dates) for our various plans, and all plan assets and liabilities are generally reported as of those dates. We are currently assessing the impact of the measurement date change of SFAS 158 on our consolidated financial positions and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial positions and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160 are effective for our 2009 fiscal year beginning January 1, 2009, and are to be applied prospectively.

3.	Business Combinations

In October 2007, we acquired all of the outstanding common stock of PEKM Kabeltechnik s.r.o. (“PEKM”), an electronic wire harness manufacturer primarily for the commercial truck market, with facilities in the Czech Republic and the Ukraine for approximately $21.2 million in cash. The acquisition was financed with borrowings from our revolving credit facility. The operating results of PEKM have been included in our 2007 consolidated financial statements since the date of acquisition. From the date of acquisition through December 31, 2007 PEKM recorded revenues of approximately $15.5 million and an operating loss of approximately $0.1 million.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2007, we acquired the heavy-gauge thermoforming and injection molding assets of the Fabrication Division of Gage Industries, Inc. (“Gage”) for approximately $5.5 million in cash. The acquisition was financed with borrowings from our revolving credit facility. The operating results of Gage have been included in our 2007 consolidated financial statements since the date of acquisition. From the date of acquisition through December 31, 2007 Gage recorded revenues of approximately $1.9 million and an operating loss of approximately $0.3 million.

In December 2007, we acquired substantially all of the assets of Short Bark Industries, LLC (“SBI”), a supplier of seat covers and various cut-and-sew trim products, for approximately $3.6 million in cash and approximately $2.3 million of net liabilities due to us. The acquisition was financed with borrowings from our revolving credit facility. The operating results of SBI have been included in our 2007 consolidated financial statements since the date of acquisition. From the date of acquisition through December 31, 2007 SBI recorded revenues of approximately $0.0 million and an operating loss of approximately $0.1 million.

On a pro forma basis had the PEKM, Gage and SBI acquisitions been included in our consolidated financial statement for the full year 2007, our revenues would have increased by approximately $57.2 million and operating income would have increased by approximately $1.3 million, as shown in the following table (in thousands):

	PEKM	Gage	SBI	Total

Revenue	$39,147	$13,082	$4,940	$57,169
Operating Income (Loss)	$640	$(409)	$1,021	$1,252

The PEKM, Gage and SBI acquisitions were accounted for by the purchase method of accounting. Under purchase accounting, the preliminary purchase price is allocated to the tangible and intangible assets and liabilities of the Company based upon their respective fair values. We continue to evaluate the purchase price allocation, including intangible assets, contingent liabilities and property, plant and equipment, and expect to revise the purchase price allocation as better information becomes available. The preliminary purchase price and costs associated with the acquisitions exceeded the preliminary fair value of the net assets acquired by approximately $26.9 million. Our valuation of goodwill as of December 31, 2007 is as follows (in thousands):

	PEKM	Gage	SBI	Total

Contract purchase price	$25,760	$5,500	$3,626	$34,886
Working capital and other adjustments	(4,522)	—	2,297	(2,225)

Preliminary purchase price (cash consideration)	21,238	5,500	5,923	32,661
Transaction costs and other adjustments	(896)	(20)	(1,005)	(1,921)
Net assets at historical cost	(2,293)	(4,168)	2,666	(3,795)

Excess of purchase price over net assets acquired	$18,049	$1,312	$7,584	$26,945

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, the preliminary purchase price as shown above is allocated to tangible and intangible assets and liabilities based on their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation as of December 31, 2007 was as follows (in thousands):

	PEKM	Gage	SBI	Total

Cash	$2,519	$—	$32	$2,551
Accounts receivable	7,781	—	279	8,060
Inventories	7,180	2,070	537	9,787
Other current assets	596	144	77	817
Property, plant and equipment, net	3,480	2,098	799	6,377
Goodwill and other intangibles	18,049	1,312	7,584	26,945
Current liabilities	(13,482)	(124)	(3,353)	(16,959)
Other long-term liabilities	(2,366)	—	—	(2,366)

Net assets acquired	23,757	5,500	5,955	35,212
Less: Cash received	(2,519)	—	(32)	(2,551)

Contract purchase price	$21,238	$5,500	$5,923	$32,661

The following pro forma information presents the result of operations as if the 2007 acquisitions of PEKM, Gage and SBI and the 2006 acquisition of C.I.E.B. had taken place at the beginning of each period presented below. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisitions taken place on the dates indicated. In addition, the pro forma results are not necessarily indicative of the future financial or operating results.

	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Revenue	$753,955	$1,006,114
Operating income	$20,967	$102,502
Net income	$(4,042)	$57,945
Earnings Per Share:
Basic	$(0.19)	$2.74
Diluted	$(0.19)	$2.69

4.	Inventories, net

Inventories consisted of the following as of December 31 (in thousands):

	2007	2006

Raw materials	$62,129	$61,617
Work in process	19,811	14,436
Finished goods	19,862	17,314
Less: excess and obsolete	(5,417)	(4,644)

	$96,385	$88,723

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2007	2006

Compensation and benefits	$11,389	$16,021
Interest	6,039	6,104
Warranty costs	3,958	5,197
Legal/professional fees	3,099	2,495
Income and other taxes	728	883
Facility closure and consolidation costs	646	—
Other	7,256	10,270

	$33,115	$40,970

6.	Restructuring and Integration

Restructuring — In 2007, our Board of Directors approved the closing of our Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen our long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure was substantially completed as of December 31, 2007. We estimate that we will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $2.4 million, consisting of employee related costs of approximately $1.1 million, non-cash expense related to the write-down of certain assets of approximately $0.4 million and facility exit and other contractual costs of approximately $0.9 million. The Company has incurred costs of approximately $1.4 million in the twelve months ended December 31, 2007 consisting of approximately $0.8 million employee related costs, $0.5 million of facility exit and other contractual costs and $0.1 million in noncash expense related to the write-down of certain assets. We estimate that approximately $1.4 million of the total charges will be incurred as future cash expenditures.

A summary of these restructuring activities for the years ended December 31, 2007 and 2006 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2006	$—	$—	$—
Provisions	810	—	810
Utilizations	(164)	—	(164)

Balance — December 31, 2007	$646	$—	$646

Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At December 31, 2007, we had principally completed our actions under these plans, other than certain

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual commitments, which continue through 2008. Summarized below is the activity related to these actions (in thousands):

		Facility Exit
	Employee	and Other
	Costs	Contractual Costs	Total

Balance — December 31, 2005	$—	$317	$317
Utilizations	—	(70)	(70)

Balance — December 31, 2006	—	247	247
Utilizations	—	(141)	(141)

Balance — December 31, 2007	$—	$106	$106

In connection with the June 8, 2005 acquisition of Monona, plans were established to realign certain operations in an effort to achieve synergies between us and Monona, including the closure of our Spring Green, Wisconsin operations and the administrative office located in Naperville, Illinois. Purchase liabilities recorded as part of the acquisition include approximately $0.9 million related to employee severance and associated benefits for approximately 100 employees and approximately $1.1 million related to facility exit, transition and other estimated costs. These activities were completed as of December 31, 2007. Summarized below is the activity related to these actions (in thousands):

		Facility Exit
	Employee	and Other
	Costs	Contractual Costs	Total

Balance — December 31, 2005	$946	$1,067	$2,013
Utilizations	(886)	(1,067)	(1,953)

Balance — December 31, 2006	$60	$—	$60
Utilizations	(60)	—	(60)

Balance — December 31, 2007	$—	$—	$—

7.	Debt

Debt consisted of the following at December 31 (in thousands):

	2007	2006

Revolving credit facilities bore interest at a weighted average of 8.5% as of December 31, 2007 and 7.1% as of December 31, 2006 due 2010	$9,500	$1,469
Term loans, with principal and interest payable quarterly, bore interest at a weighted average rate of 6.8% as of December 31, 2006	—	10,295
8.0% senior notes due 2013	150,000	150,000
Other	225	350

	159,725	162,114
Less current maturities	116	2,158

	$159,609	$159,956

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of debt as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,

2008	$116
2009	106
2010	9,502
2011	1
2012	—
Thereafter	150,000

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

On June 30, 2006, we repaid approximately $25.0 million of our U.S. dollar denominated term loan. The repayment of the term loan reduced the principal amount of the term loan from approximately $40 million to $15 million. In connection with this loan repayment, approximately $0.3 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.

On June 29, 2007, we repaid our foreign denominated term loan in full. In connection with this loan repayment, approximately $0.1 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.

On August 16, 2007, we entered into an Amendment and Waiver Letter to the Revolving Credit and Term Loan Agreement (the “Amendment and Waiver Letter”). Pursuant to the terms of the Amendment and Waiver Letter, the lenders consented to increase the size of permitted acquisitions to $40 million per fiscal year and waived any default or event of default in connection with intercompany loans, contributions to capital, investments in capital stock or mixed stock and indebtedness certificates provided in connection with permitted acquisitions.

On September 28, 2007, we entered into the Tenth Amendment to the Revolving Credit and Term Loan Agreement (the “Tenth Amendment”). Pursuant to the terms of the Tenth Amendment, the lenders consented to various amendments, including but not limited to, changes to reporting requirements and financial ratios, which included the fixed charge coverage ratio and the maximum ratio of total indebtedness. Based on the provisions of EITF 98-14, approximately $0.1 million third party fees relating to the credit agreement were capitalized and are being amortized over the remaining life of the senior credit agreement.

On March 11, 2008, we entered into the Eleventh Amendment to the Revolving Credit and Term Loan Agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide the Company increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when the Company’s leverage ratio is equal to or greater than 4.0x; (iii) a reduction in the size of the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the senior credit agreement; and (v) an amendment to permit proposed future tax planning.

As of December 31, 2007, approximately $3.9 million in deferred fees relating to previous amendments of our senior credit agreement and fees related to the 8.0% senior note offering were outstanding and are being amortized over the life of the agreements.

The senior credit agreement provides us with the ability to denominate a portion of our borrowings in foreign currencies. As of December 31, 2007, $9.5 million of the revolving credit facility borrowings were denominated in U.S. dollars and none of the revolving credit facility borrowings were denominated in British pounds sterling.

Terms, Covenants and Compliance Status — Our senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. We were in compliance with respect to these covenants as of December 31, 2007. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. Borrowings under the senior credit agreement are secured by specifically identified assets, comprising in total, substantially all assets of the company and its subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to the financing only secure foreign borrowings. Additionally, as of December 31, 2007, we had outstanding letters of credit of approximately $1.8 million.

8.	Goodwill and Intangible Assets

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142. We review definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to our carrying value. Our reporting unit is consistent with the reportable segment identified in Note 10 to the consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2006. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill analysis was performed during the second quarter of fiscal 2007 and did not result in an impairment charge.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144 to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows. In accordance with SFAS 142, we test intangible assets with indefinite lives and goodwill for impairment annually or when conditions indicate impairment may have occurred.

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

Monona:

The primary reasons for the acquisition of Monona and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	Monona operates in the U.S. and Mexico which enhances our international footprint, solidifies our domestic footprint and allows for cost savings opportunities;

•	We believe Monona enhances our ability to offer comprehensive cab systems to our customers and expands our electronic assembly capabilities; and

•	Monona broadens our revenue base at Caterpillar, Oshkosh and Deere & Co. and enhances our cross-selling opportunities.

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

PEKM:

The primary reasons for the acquisition of PEKM and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	PEKM operates in the Czech Republic and Ukraine which enhances our international manufacturing presence in developing regions of the world and allows for cost savings opportunities;

•	We believe PEKM enhances our ability to offer comprehensive products and services to new and existing customers and markets and expands our electronic wire harness assembly capabilities; and

•	PEKM offers cross-selling opportunities and provides us with new customers, MAN, Daimler and Skoda.

Gage:

The primary reasons for the acquisition of Gage and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	Gage offers heavy-gauge thermoforming capabilities and expertise which enhances our interior trim capabilities; and

•	We believe Gage offers cross-selling opportunities as well as the capability to in-source products for cost savings opportunities and broadens our revenue base at existing customers.

SBI:

The primary reasons for the acquisition of SBI and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	SBI offers cut-and-sew capabilities and expertise which enhances our ability to centralize our existing cut-and-sew operations for cost savings opportunities

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of goodwill for the fiscal year ended December 31, 2007, were comprised of the following (in thousands):

Balance — December 31, 2006	$134,766
Increase due to acquisition	16,687
Post-acquisition adjustments	(588)
Currency translation adjustment	324

Balance — December 31, 2007	$151,189

During the year ended December 31, 2007, we recorded approximately $0.6 million of post acquisition adjustments as we finalize our purchase price allocations.

Our intangible assets as of December 31, 2007 and 2006 were comprised of the following, respectively (in thousands):

	December 31, 2007
	Weighted-
	Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(915)	$8,875
Licenses	7 years	438	(313)	125
Customer relationships	15 years	14,234	(459)	13,775

		$24,462	$(1,687)	$22,775

Indefinite-lived intangible assets:
Goodwill		$151,189	$—	$151,189
Customer relationships		74,800	—	74,800

		$225,989	$—	$225,989

Total consolidated goodwill and intangible assets				$248,764

	December 31, 2006
	Weighted-
	Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(589)	$9,201
Licenses	7 years	438	(251)	187

		$10,228	$(840)	$9,388

Indefinite-lived intangible assets:
Goodwill		$134,766	$—	$134,766
Customer relationships		74,800	—	74,800

		$209,566	$—	$209,566

Total consolidated goodwill and intangible assets				$218,954

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intangible asset amortization expense was approximately $0.9 million, $0.4 million and $0.3 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2007, is as follows (in thousands):

2008	$1,338
2009	$1,338
2010	$1,275
2011	$1,275
2012	$1,275

9.	Accounting for Income Taxes

Pre-tax (loss) income consisted of the following for the years ended December 31 (in thousands):

	2007	2006	2005

Domestic	$(15,296)	$76,336	$70,673
Foreign	10,460	9,459	7,876

Total	$(4,836)	$85,795	$78,549

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2007	2006	2005

Federal provision at statutory rate	$(1,693)	$30,028	$27,492
U.S. tax on foreign income	1,917	272	702
Foreign provision in excess (less) than U.S. tax rate	(941)	(231)	(242)
State taxes, net of federal benefit	961	1,864	1,625
Extraterritorial income exclusion	—	(2,169)	(55)
Tax reserves	(1,673)	(166)	80
Valuation allowance	1,249	41	—
Tax credits	(2,466)	(1,275)	(878)
Other	1,061	(619)	414

(Benefit) provision for income taxes	$(1,585)	$27,745	$29,138

The (benefit) provision for income taxes for the years ended December 31 is as follows (in thousands):

	2007	2006	2005

Current	$(10,635)	$18,328	$21,890
Deferred	9,050	9,417	7,248

(Benefit) provision for income taxes	$(1,585)	$27,745	$29,138

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2007	2006

Current deferred tax assets:
Accounts receivable	$820	$1,560
Inventories	2,937	2,950
Warranty costs	1,859	2,550
Foreign exchange contracts	524	(2,947)
Stock options	1,487	1,478
Accrued benefits	4,942	1,830
Other accruals not currently deductible for tax purposes	420	1,398

Net current deferred assets	$12,989	$8,819

Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(33,062)	$(24,212)
Pension obligation	2,076	7,629
Net operating loss carryforwards	1,903	1,548
Foreign tax credit carryforwards	6,216	3,818
Valuation allowance	(1,290)	(41)
Other accruals not currently deductible for tax purposes	(2,919)	647

Net noncurrent deferred tax (liabilities)	$(27,076)	$(10,611)

As of December 31, 2007, we had approximately $2.6 million of federal and $39.0 million of state net operating loss carryforwards related to our U.S. operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and our legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2009 and continue through 2027. The deferred income tax provision consists of the change in the deferred income tax assets, adjusted for the impact of the tax benefit on the cumulative effect of the change in accounting and the tax impact of certain of the other comprehensive income (loss) items. Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2007. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.

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

We file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2004. There are currently three income tax examinations in process. We do not anticipate that any adjustments from these examinations will result in material changes to our consolidated financial position and results of operations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted the provisions of FIN 48 effective January 1, 2007. As of December 31, 2007, we provided a liability of approximately $2.7 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.7 million, the amount that would impact our effective tax rate, if recognized, is approximately $1.6 million. The remaining $1.1 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.6 million accrued for the payment of interest and penalties at December 31, 2007, of which $0.2 million was accrued during the current year. Accrued interest and penalties are included in the $2.7 million of unrecognized tax benefits.

During the current year, we released approximately $1.9 million of tax reserves which related to tax, interest and penalties associated with items with expiring statues of limitations. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.8 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance — January 1, 2007	$3,944
Gross increase — tax positions in prior periods	309
Gross decreases — tax positions in prior periods	—
Gross increases — current period tax positions	313
Settlements	—
Lapse of statute of limitations	(1,871)

Balance — December 31, 2007	$2,695

10.	Segment Reporting

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, our operating components constitute a single operating segment due to the manner in which our key decisions are made as well as the manner in which our operating components collectively support similar markets and customers, utilize similar manufacturing and assembly processes and utilize the same centralized network of personnel.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2007		2006		2005
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America	$538,116	$85,817	$800,069	$81,930	$636,448	$74,633
United Kingdom	132,972	5,913	106,545	5,861	105,832	4,793
All other countries	25,698	6,528	12,137	2,597	12,201	989

	$696,786	$98,258	$918,751	$90,388	$754,481	$80,415

Revenues are attributed to geographic locations based on the location of where the product is manufactured. Included in all other countries are intercompany sales eliminations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2007		2006		2005
	Revenues	%	Revenues	%	Revenues	%

Seats and seating systems	$248,098	35	$266,401	29	$241,941	32
Cab structures, sleeper boxes, body panels and structural components	150,371	22	317,682	35	252,090	33
Electronic wire harnesses and panel assemblies	130,863	19	103,417	11	54,966	7
Trim systems and components	109,869	16	158,707	17	133,591	18
Mirrors, wipers and controls	57,585	8	72,544	8	71,893	10

	$696,786	100	$918,751	100	$754,481	100

The significant change in the 2007 product categories is primarily the result of the reduction in Class 8 North American heavy truck volumes.

11.	Commitments and Contingencies

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $11.8 million, $8.7 million and $8.4 million in 2007, 2006 and 2005, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2007 under these operating leases are as follows (in thousands):

Year Ending December 31,

2008	$10,227
2009	8,293
2010	7,039
2011	6,012
2012	5,450
Thereafter	23,189

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2007.

Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share-Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2007, 2006 and 2005 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and the effect of nonvested restricted stock when dilutive (in thousands, except per share amounts):

	2007	2006	2005

Net (loss) income applicable to common stockholders — basic and diluted	$(3,251)	$58,050	$49,411

Weighted average number of common shares outstanding	21,439	21,151	19,440
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	394	257

Dilutive shares outstanding	21,439	21,545	19,697

Basic (loss) earnings per share	$(0.15)	$2.74	$2.54

Diluted (loss) earnings per share	$(0.15)	$2.69	$2.51

As of December 31, 2007, diluted loss per share excludes approximately 161 thousand of outstanding stock options and non-vested restricted stock as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our senior credit agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.

13.	Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) eliminates the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 as an alternative method of accounting for share-based compensation arrangements. SFAS No. 123(R) also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of share-based compensation arrangements and clarifies the guidance of SFAS No. 123, Accounting for Stock-Based Compensation, in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows.

We estimate our pre-tax share-based compensation expense to be approximately $3.9 million in 2008 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $3.1 million for the year ended December 31, 2007. The total income tax benefit recognized in our consolidated statement of operations for share-based compensation arrangements was approximately $1.0 million for the year ended December 31, 2007. Because we accounted for our share-based compensation arrangements under APB Opinion No. 25 prior to adopting SFAS No. 123(R), our net income for the year ended December 31, 2005 does not include any compensation expense related to these arrangements.

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

The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123(R) to awards granted under our amended and restated equity incentive plan prior to the adoption of this standard for the year ended December 31, 2005 (in thousands, except per share amounts — unaudited):

2005

Net income, as reported	$49,411
(Less): Share-based compensation expense determined under the the fair-value-based method for all awards, net of related tax effects	(390)

Pro forma net income	$49,021

Basic earnings per share:
As reported	$2.54

Pro forma	$2.52

Diluted earnings per share:
As reported	$2.51

Pro forma	$2.49

Stock Option Grants and Restricted Stock Awards — In 1998, we granted options to purchase 57,902 shares of common stock at $9.43 per share, which are exercisable through December 2008. The options were granted at exercise prices determined to be at or above fair value on the date of grant. As of December 31, 2007, 28,951 of the initially granted options have been exercised.

In May 2004, we granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten-year term and the original terms provided for 50% of the options becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, we modified the terms of these options such that they became 100% vested immediately.

In October 2004, we granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of December 31, 2007, there was no amount remaining of unearned compensation related to nonvested stock options granted in October 2004 under the amended and restated equity incentive plan.

In November 2005, 168,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest in three equal annual installments commencing on October 20, 2006. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2007, there was approximately $1.1 million of unearned compensation related to nonvested restricted stock awarded in 2005 under the amended and restated equity incentive plan. This expense is

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 10 months.

In November 2006, 207,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2006 vest in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2007, there was approximately $2.8 million of unearned compensation related to nonvested restricted stock awarded in 2006 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 22 months.

In February 2007, 10,000 shares of restricted stock and in March 2007, 10,000 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in February 2007 and March 2007 vest ratably in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2007, there was approximately $0.2 million of unearned compensation related to nonvested restricted stock awarded in 2007 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 22 months.

In October 2007, 328,900 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in October 2007 vest in three equal annual installments commencing on October 20, 2008. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2007, there was approximately $4.2 million of unearned compensation related to nonvested restricted stock awarded in 2007 under the second amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 34 months.

We use the Black-Scholes option-pricing model to estimate the fair value of equity-based stock option grants with the following weighted-average assumptions:

2004
Stock
Option
Grants

Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36

We currently estimate the forfeiture rate for our October 2004 stock option grants, November 2005 restricted stock awards, November 2006, February/March and October 2007 restricted stock awards at 13.9%, 15.0%, 13.3%, 0.0% and 10.0%, respectively, for all participants of each plan.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our stock options as of December 31, 2007 and changes during the twelve-month period ending December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Stock Options	(000’s)	Price	Life (Years)	Value (000’s)

Outstanding at December 31, 2006	848	$11.94	7.5	$8,588
Granted	—	—	—	—
Exercised	(69)	6.74	—	—
Forfeited	(29)	10.90	—	—

Outstanding at December 31, 2007	750	$12.45	6.5	$2,013

Exercisable at December 31, 2007	750	$12.45	6.5	$2,013

Nonvested, expected to vest at December 31, 2007	—	$15.84	6.5	$—

The following table summarizes information about the nonvested stock options and restricted stock grants as of December 31, 2007:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at December 31, 2006	175	$3.34	309	$20.21
Granted	—	—	349	13.78
Vested	(167)	—	(121)	20.11
Forfeited	(8)	—	(17)	19.94

Nonvested at December 31, 2007	—	$—	520	$16.94

We expect employees to surrender approximately 22 thousand shares of our common stock in connection with the vesting of restricted stock during 2008 to satisfy income tax withholding obligations.

As of December 31, 2007, a total of 798,598 shares were available from the 2.0 million shares authorized for award under our Second Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — During 2007, we did not repurchase any shares of common stock.

14.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $1.7 million, $1.5 million and $1.2 million in 2007, 2006 and 2005, respectively.

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

The change in benefit obligation, plan assets and funded status as of and for the years ended December 31, 2007 and 2006 consisted of the following (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2007	2006	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation — Beginning of year	$30,622	$30,664	$47,067	$39,850	$2,447	$4,398
Service cost	420	628	—	263	17	61
Interest cost	1,739	1,684	2,301	2,253	139	164
Plan participants’ contributions	—	—	—	174	—	—
Plan amendments	211	59	—	—	414	206
Curtailment (gain)	—	(2,193)	—	(776)	—	(2,057)
Benefits paid	(1,008)	(1,001)	(3,365)	(1,360)	(336)	(184)
Actuarial (gain) loss	(982)	781	459	1,189	93	(141)
Exchange rate changes	—	—	614	5,474	—	—

Benefit obligation at end of year	31,002	30,622	47,076	47,067	2,774	2,447
Change in plan assets:
Fair value of plan assets — Beginning of year	20,588	19,722	37,013	29,844	—	—
Actual return on plan assets	4,476	1,061	570	3,278	—	—
Acquisitions/divestitures	—	—	—	—	—	—
Employer contributions	2,200	806	947	1,033	422	240
Plan participants’ contributions	—	—	—	174	—	—
Benefits paid	(1,008)	(1,001)	(3,365)	(1,360)	(336)	(184)
Risk benefit insurance premium	—	—	—	(55)	—	—
Exchange rate changes	—	—	484	4,099	—	—

Fair value of plan assets at end of year	26,256	20,588	35,649	37,013	86	56

Funded status	$(4,746)	$(10,034)	$(11,427)	$(10,054)	$(2,688)	$(2,391)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2007	2006	2007	2006	2007	2006

Current liabilities	$—	$—	$—	$—	$527	$292
Noncurrent liabilities	4,746	10,034	11,427	10,054	2,161	2,099

Net amount recognized	$4,746	$10,034	$11,427	$10,054	$2,688	$2,391

Accumulated Other Comprehensive Income  — Amounts recognized in accumulated other comprehensive income at December 31 consist of (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2007	2006	2007	2006	2007	2006

Actuarial loss (gain), net of tax	$1,654	$(823)	$(7,133)	$(6,008)	$73	$129

Defined benefits plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2007	2006	2007	2006

Projected benefit obligation	$31,002	$30,622	$47,076	$47,067
Accumulated benefit obligation	$31,002	$30,622	$47,076	$47,067
Fair value of plan assets	$26,256	$20,588	$35,649	$37,013

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$420	$628	$952	$—	$263	$991	$17	$61	$233
Interest cost	1,739	1,684	1,439	2,301	2,253	1,862	139	164	362
Expected return on plan assets	(1,539)	(1,649)	(1,419)	(2,178)	(2,030)	(1,931)	—	—	—
Amortization of prior service costs	—	—	—	—	6	17	—	—	—
Recognized actuarial loss	—	—	—	191	263	334	—	—	2

Net periodic benefit cost	620	663	972	314	755	1,273	156	225	597
Curtailment (gain) loss	—	(1,949)	—	—	151	—	—	(2,057)	(3,097)
Special Termination Benefits	211	59	61	—	—	—	414	207	(447)

Net benefit cost (gain)	$831	$(1,227)	$1,033	$314	$906	$1,273	$570	$(1,625)	$(2,947)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income  — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2007	2006	2007	2006	2007	2006

Actuarial (gain) loss	$(3,919)	$—	$2,066	$—	$93	$—
Amortization of actuarial (gain)	—	—	(191)	—	—	—

Total recognized in other comprehensive income	$(3,919)	$—	$1,875	$—	$93	$—

The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.3 million. The estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $22 thousand.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.75%	5.50%	5.90%	5.00%	5.00%	6.00%	5.75%	5.50-5.75%
Rate of compensation increase	N/A	N/A	3.50%	N/A	N/A	3.30%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.66%	5.00%	5.00%	5.50%	5.75%	5.50-5.75%	5.66-5.75%
Expected return on plan assets	7.50%	8.50%	8.50%	6.00%	6.00%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	3.50%	N/A	3.30%	3.20%	N/A	N/A	N/A

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $2.7 million to our pension plans and $0.5 million to our other post-retirement benefit plans in 2008.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our current investment allocation target for our pension plans for 2008 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2007	2006

Equity securities	52%	60%	54%	58%
Debt securities	33	30	24	24
Real estate	15	10	18	14
Other	0	0	4	4

	100%	100%	100%	100%

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5.5% through 2013 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2007 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$31	$(38)
Other post-retirement benefit liability	$105	$(98)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

		Other Post-
		Retirement
Year	Pension Plans	Benefit Plans

2008	$2,159	$527
2009	$2,429	$463
2010	$2,641	$433
2011	$2,938	$410
2012	$3,313	$297
2013 to 2017	$21,412	$591

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

During 2006, we elected to freeze our salaried pension and other post-retirement benefits plans at our United States and United Kingdom based operations. This action was undertaken by us in an effort to minimize future liabilities.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

We entered into the following related party transactions during the three years ended December 31, 2007:

On January 31, 2005, we entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), (formerly Hidden Creek Industries (“HCI”)), pursuant to which HCP agreed to assist us in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, the Company agreed to pay HCP a transaction fee for services rendered that relate to transactions we may enter into from time to time, in an amount that is negotiated between our Chief Executive Officer or Chief Financial Officer and approved by our Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital Partners (“Thayer”). Scott D. Rued, our Chairman, is a managing partner of Thayer and Richard A. Snell, a member of our Board of Directors and our Compensation Committee Chairman, is an operating partner of Thayer. Thayer Capital, Scott D. Rued and Richard A. Snell are neither a party to, nor have any direct or indirect financial interest in the advisory agreement between us and HCP. For the years ended December 31, 2007, 2006 and 2005, we made payments under these arrangements of approximately $0.2 million, $0.3 million and $1.8 million, respectively. This agreement has not been renewed for 2008.

On May 1, 2004, we entered into a Product Sourcing Assistance Agreement with Baird Asia Limited (“BAL”), an affiliate of Baird Capital Partners III L.P. Pursuant to the agreement, BAL assisted us in procuring materials and parts from Asia, including the countries of China, Malaysia, Hong Kong and Taiwan. BAL received as compensation a percentage of the price of the materials and parts supplied to us, of at least 2% of the price but not exceeding 10% of the price, to be determined on a case-by-case basis. For the year ended December 31, 2005, we incurred expenses of approximately $3.1 million for the value of goods and services purchased under this agreement. In connection with the sale of stock during 2005, BAL was no longer a related party as of and subsequent to December 31, 2005.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,349	$8,518	$—	$9,867
Accounts receivable, net	—	242,842	34,824	(169,979)	107,687
Inventories, net	—	58,757	38,238	(610)	96,385
Prepaid expenses	—	3,175	7,914	5,419	16,508
Deferred income taxes	—	15,223	624	(2,858)	12,989

Total current assets	—	321,346	90,118	(168,028)	243,436
PROPERTY, PLANT AND EQUIPMENT, net	—	85,817	12,441	—	98,258
INVESTMENT IN SUBSIDIARIES	417,428	(100,082)	45,502	(362,848)	—
GOODWILL	—	113,787	37,402	—	151,189
INTANGIBLE ASSETS, net	—	83,800	13,775	—	97,575
OTHER ASSETS, net	—	8,631	—	—	8,631
DEFERRED INCOME TAXES	—	4,172	3,323	(7,495)	—

TOTAL ASSETS	$417,428	$517,471	$202,561	$(538,371)	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$116	$—	$—	$116
Accounts payable	—	220,923	42,089	(169,979)	93,033
Accrued liabilities	—	21,128	9,426	2,561	33,115

Total current liabilities	—	242,167	51,515	(167,418)	126,264
LONG-TERM DEBT, net	—	159,581	25,744	(25,716)	159,609
DEFERRED TAX LIABILITIES	—	35,387	(816)	(7,495)	27,076
OTHER LONG-TERM LIABILITIES	—	7,614	13,191	—	20,805

Total liabilities	—	444,749	89,634	(200,629)	333,754
STOCKHOLDERS’ INVESTMENT	417,428	72,722	112,927	(337,742)	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$417,428	$517,471	$202,561	$(538,371)	$599,089

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$526,588	$182,737	$(12,539)	$696,786
COST OF REVENUES	—	475,273	156,065	(11,193)	620,145

Gross Profit	—	51,315	26,672	(1,346)	76,641
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	40,885	15,567	(959)	55,493
AMORTIZATION EXPENSE	—	412	482	—	894
RESTRUCTURING COSTS	—	1,433	—	—	1,433

Operating Income	—	8,585	10,623	(387)	18,821
OTHER (INCOME) EXPENSE	—	(573)	9,934	—	9,361
INTEREST EXPENSE (INCOME)	—	14,212	(65)	—	14,147
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Provision for Income Taxes	—	(5,078)	629	(387)	(4,836)
BENEFIT FOR INCOME TAXES	—	(207)	(1,378)	—	(1,585)

NET (LOSS) INCOME	$—	$(4,871)	$2,007	$(387)	$(3,251)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(4,871)	$2,007	$(387)	$(3,251)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	13,191	3,234	—	16,425
Noncash amortization of debt financing costs	—	839	20	—	859
Loss on early extinguishment of debt	—	24	125	—	149
Share-based compensation expense	—	3,084	—	—	3,084
Loss on sale of assets	—	(2)	(8)	—	(10)
Deferred income tax provision	—	13,482	(3,791)	—	9,691
Noncash loss on forward exchange contracts	—	—	9,967	—	9,967
Change in other operating items	—	2,800	7,474	387	10,661

Net cash provided by operating activities	—	28,547	19,028	—	47,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13,882)	(3,099)	—	(16,981)
Proceeds from disposal/sale of property, plant and equipment	—	382	167	—	549
Proceeds from disposal/sale of other assets	—	—	—	—	—
Post-acquisition and acquisitions payments, net of cash received	—	(12,281)	(23,768)	—	(36,049)
Other asset and liabilities	—	(26,651)	124	25,716	(811)

Net cash (used in) provided by investing activities	—	(52,432)	(26,576)	25,716	(53,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	464	—	—	464
Purchases of treasury stock from employees	—	(299)	—	—	(299)
Excess tax benefit from equity incentive plans	—	(170)	—	—	(170)
Repayment of revolving credit facility	—	(120,500)	(8,990)	—	(129,490)
Borrowings under revolving credit facility	—	130,000	33,237	(25,716)	137,521
Repayments of long-term borrowings	—	—	(10,295)	—	(10,295)
Payments on capital lease obligations	—	(116)	(9)	—	(125)
Other, net	—	—	—	—	—

Net cash provided by (used in) financing activities	—	9,379	13,943	(25,716)	(2,394)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(2,413)	570	—	(1,843)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(16,919)	6,965	—	(9,954)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	18,268	1,553	—	19,821

End of period	$—	$1,349	$8,518	$—	$9,867

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)

REVENUES	$—	$789,952	$134,978	$(6,179)	$918,751
COST OF REVENUES	—	661,519	112,738	(5,344)	768,913

Gross Profit	—	128,433	22,240	(835)	149,838
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	39,487	13,153	(690)	51,950
AMORTIZATION EXPENSE	—	414	—	—	414

Operating Income	—	88,532	9,087	(145)	97,474
OTHER EXPENSE (INCOME)	—	755	(4,223)	—	(3,468)
INTEREST EXPENSE (INCOME)	—	14,963	(134)	—	14,829
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318

Income Before Provision for Income Taxes	—	72,532	13,408	(145)	85,795
PROVISION FOR INCOME TAXES	—	24,002	3,743	—	27,745

NET INCOME	$—	$48,530	$9,665	$(145)	$58,050

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$48,530	$9,665	$(145)	$58,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,906	2,077	—	14,983
Noncash amortization of debt financing costs	—	855	40	—	895
Loss on early extinguishment of debt	—	282	36	—	318
Share-based compensation expense	—	2,006	—	—	2,006
(Gain) loss on sale of assets	—	(693)	28	—	(665)
Pension and post-retirement curtailment (gain) loss	—	(4,007)	142	—	(3,865)
Deferred income tax provision	—	7,616	1,801	—	9,417
Noncash gain on forward exchange contracts	—	—	(4,203)	—	(4,203)
Change in other operating items	—	(37,477)	(2,682)	145	(40,014)

Net cash provided by operating activities	—	30,018	6,904	—	36,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(17,070)	(2,257)	—	(19,327)
Proceeds from disposal/sale of property, plant and equipment	—	332	20	—	352
Proceeds from disposal/sale of other assets	—	2,032	—	—	2,032
Post-acquisition and acquisitions payments, net of cash received	—	(634)	(8,818)	—	(9,452)
Other asset and liabilities	—	(11,080)	(10,273)	20,123	(1,230)

Net cash (used in) provided by investing activities	—	(26,420)	(21,328)	20,123	(27,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	2,140	—	—	2,140
Purchases of treasury stock from employees	—	(115)	—	—	(115)
Excess tax benefit from equity incentive plans	—	645	—	—	645
Repayment of revolving credit facility	—	(61,300)	(13,411)	—	(74,711)
Borrowings under revolving credit facility	—	61,300	11,098	—	72,398
Repayments of long-term borrowings	—	(26,590)	(1,620)	—	(28,210)
Long-term borrowings	—	—	—	—	—
Payments on capital lease obligations	—	(98)	(1)	—	(99)
Other, net	—	—	20,123	(20,123)	—

Net cash (used in) provided by financing activities	—	(24,018)	16,189	(20,123)	(27,952)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(465)	(1,700)	—	(2,165)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(20,885)	65	—	(20,820)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$18,268	$1,553	$—	$19,821

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$41,789	$7,701	$(79)	$49,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,300	1,764	—	12,064
Noncash amortization of debt financing costs	—	750	98	—	848
Loss on early extinguishment of debt	—	1,354	171	—	1,525
Share-based compensation expense	—	—	—	—	—
(Gain) loss on sale of assets	—	(14)	7	—	(7)
Pension and post-retirement curtailment (gain)	—	(3,097)	—	—	(3,097)
Deferred income tax provision	—	5,134	2,114	—	7,248
Noncash gain on forward exchange contracts	—	—	(3,793)	—	(3,793)
Change in other operating items	—	6,236	(26,358)	79	(20,043)

Net cash provided by (used in) operating activities	—	62,452	(18,296)	—	44,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13,892)	(2,065)	—	(15,957)
Post-acquisition and acquisitions payments, net of cash received	—	(171,076)	225	—	(170,851)
Other asset and liabilities	—	(1,761)	—	—	(1,761)

Net cash used in investing activities	—	(186,729)	(1,840)	—	(188,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	43,914	—	—	43,914
Proceeds from issuance of common stock under equity incentive plans	—	1,887	—	—	1,887
Repayment of revolving credit facility	—	(187,068)	(20,381)	—	(207,449)
Borrowings under revolving credit facility	—	187,068	19,710	—	206,778
Repayments of long-term borrowings	—	(237,008)	(1,328)	—	(238,336)
Long-term borrowings	—	227,459	—	—	227,459
Proceeds from issuance of 8% senior notes	—	150,000	—	—	150,000
Payments on capital lease obligations	—	(46)	—	—	(46)
Other, net	—	(17,714)	22,054	—	4,340

Net cash provided by financing activities	—	168,492	20,055	—	188,547

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(5,456)	567	—	(4,889)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	38,759	486	—	39,245
CASH AND CASH EQUIVALENTS:
Beginning of period	—	394	1,002	—	1,396

End of period	$—	$39,153	$1,488	$—	$40,641

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2007 and 2006 (in thousands, except per share amounts):

			Operating		Basic Earnings	Diluted Earnings
	Revenues	Gross Profit	Income	Net Income	per Share	per Share(1)

2007:
First	$198,801	$26,269	$10,612	$2,959	$0.14	$0.14
Second	$158,566	$16,619	$752	$(231)	$(0.01)	$(0.01)
Third	$160,918	$17,819	$2,803	$(2,682)	$(0.13)	$(0.13)
Fourth	$178,501	$15,934	$4,654	$(3,297)	$(0.15)	$(0.15)
2006:
First	$229,345	$38,734	$25,477	$13,408	$0.64	$0.62
Second	$234,787	$40,197	$26,847	$15,494	$0.73	$0.72
Third	$235,841	$40,797	$27,399	$18,006	$0.85	$0.84
Fourth	$218,778	$30,110	$17,751	$11,142	$0.52	$0.51

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

18.	Subsequent Events:

On March 11, 2008, we finalized the sale of our facility in Seattle, Washington which was primarily used for manufacturing operations. The closure of this facility was previously announced on May 22, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent accountants on matters of accounting and financial disclosures.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn Mervin Dunn Chief Executive Officer	/s/ Chad M. Utrup Chad M. Utrup Chief Financial Officer

March 13, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.

We have audited the internal control over financial reporting of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph that as discussed in Note 9 to the consolidated financial statements effective January 1, 2007, the Company changed the manner in which it accounts for uncertain income tax provisions.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
March 13, 2008

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of December 31, 2007:

Name	Age	Principal Position(s)

Scott D. Rued	51	Chairman and Director
Mervin Dunn	54	President, Chief Executive Officer and Director
Scott C. Arves	51	Director
David R. Bovee	58	Director
Robert C. Griffin	59	Director
S.A. Johnson	67	Director
Richard A. Snell	66	Director

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

Robert C. Griffin has served as a Director since July 2005. Mr. Griffin has held numerous positions of responsibility in the financial sector, including Head of Investment Banking, Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002, and prior to that as the Global Head of Financial Sponsor Coverage for Bank of America Securities from 1998 to 2000 and Group Executive Vice President of Bank of America from 1997 to 1998. Mr. Griffin also currently serves as a Director of Builders FirstSource, Inc. and Sunair Services Corporation.

S.A. (“Tony”) Johnson has served as a Director since September 2000. Mr. Johnson is currently a Managing Partner of OG Partners, a private industrial management company, and has served in that capacity since 2004. Mr. Johnson served as the Chairman of Hidden Creek from May 2001 to May 2004 and from 1989 to May 2001 was its Chief Executive Officer and President. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Mr. Johnson also currently serves as a Director of Cooper-Standard Automotive, Inc.

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

B. Executive Officers

The following table sets forth certain information with respect to our current executive officers as of December 31, 2007:

Name	Age	Principal Position(s)

Gerald L. Armstrong	46	President — CVG Global Truck
W. Gordon Boyd	60	President — CVG Global Construction
Mervin Dunn	54	President, Chief Executive Officer and Director
Kevin R.L. Frailey	41	Executive Vice President of Business Development
Chad M. Utrup	35	Chief Financial Officer
James F. Williams	61	Vice President of Human Resources

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

Mervin Dunn has served as a Director since August 2004 and as our President and Chief Executive Officer since June 2002, and prior thereto served as the President of Trim Systems, commencing upon his joining us in October 1999. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. From 1988 to 1998, Mr. Dunn served in a number of key leadership roles at Arvin Industries, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. From 1985 to 1988, Mr. Dunn held several key management positions in engineering and quality assurance at Johnson Controls Automotive Group, an automotive trim company, including Division Quality Manager. From 1980 to 1985, Mr. Dunn served in a number of management positions for engineering and quality departments of Hyster Corporation, a manufacturer of heavy lift trucks. Mr. Dunn also currently serves as a director of Transdigm Group, Inc.

Kevin R.L. Frailey has served as Executive Vice President of Business Development since February 2007. Prior to joining us, Mr. Frailey served as General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the board of various joint ventures, most notably those of Arvin Sango, Inc., and AD Tech Co., Ltd.

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

C.	Section 16(a) Beneficial Ownership Reporting Compliance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled “Section 16(a) Beneficial Ownership Reporting Compliance” which appears in CVG’s 2008 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Director Compensation” and “Executive Compensation and Other Matters” which appear in CVG’s 2008 Proxy Statement excluding information under the headings “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2007:

			Number of
		Weighted-Average	Securities
	Number of Securities to be	Exercise Price of	Remaining Available
	Issued upon Exercise of	Outstanding	for Future Issuance
	Outstanding Options,	Options, Warrants	Under Equity
	Warrants and Rights(1)	and Rights	Compensation Plans

Equity compensation plans approved by security holders:
Amended and Restated Equity Incentive Plan
Stock Options	492,184	$15.84	(2)
Restricted Stock	520,165	—	(2)
Management Stock Option Plan	228,411	$5.54	—
Equity compensation plans not approved by stockholders	—	—	—

Total	1,240,760	$12.03	798,598

(1)	In connection with our merger with Trim Systems, Inc., options to purchase shares of Trim Systems, Inc.’s common stock were converted into options to purchase shares of our common stock. Of these, options to purchase an aggregate of 28,951 shares at a weighted-average exercise price of $9.43 per share were outstanding at December 31, 2006. These options are not included in the table.

(2)	798,598 shares are available for future issuance under our Second Amended and Restated Equity Incentive Plan.

The information required by Item 12 is incorporated herein by reference to the sections labeled “Security Ownership of Certain Beneficial Owners and Management” and “Employee Benefit Plans,” which appear in CVG’s 2008 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the section labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Director Independence” which appears in CVG’s 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Principal Accountant Fees and Services” which appears in CVG’s 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Corporation and its subsidiaries are included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007, 2006 and 2005

Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2007	2006	2005

Balance — Beginning of the year	$5,536	$6,087	$2,681
Acquisition recorded	105	119	1,524
Provisions	5,076	4,246	4,287
Utilizations	(6,915)	(4,963)	(2,194)
Currency translation adjustment	(44)	47	(211)

Balance — End of the year	$3,758	$5,536	$6,087

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:

The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31 were as follows (in thousands):

	2007	2006	2005

Balance — Beginning of the year	$247	$317	$423
Provisions	—	—	—
Utilizations	(141)	(70)	(106)

Balance — End of the year	$106	$247	$317

Facility Closure and Consolidation Costs:

The transactions in the facility closure and consolidation costs account for the years ended December 31 were as follows (in thousands):

	2007	2006	2005

Balance — Beginning of the year	$60	$2,013	$278
Provisions	810	—	2,013
Utilizations	(224)	(1,953)	(278)

Balance — End of the year	$646	$60	$2,013

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
4.1	Indenture, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2	Supplemental Indenture, dated as of August 10, 2005, by and among the Company, Cabarrus Plastics, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3	Supplemental Indenture, dated as of November 10, 2006, among the Company, CVG European Holdings, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 13, 2007).
4.4	Supplemental Indenture, dated as of November 28, 2007, among the Company, CVG Oregon, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association.
4.5	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.6	Form of senior note (attached as exhibit to Exhibit 4.1).
10.1	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10.2	First Amendment to Revolving Credit and Term Loan Agreement, dated as of September 16, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

Exhibit No.	Description

10.3	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.4	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of June 3, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
10.5	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 29, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’ s current report on Form 8-K (File No. 000-50890), filed on July 6, 2005).
10.6	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).
10.7	Sixth Amendment to Revolving Credit and Term Loan Agreement, dated as of December 30, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 1, 2006).
10.8	Waiver and Seventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 3, 2007).
10.9	Eighth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 3, 2007).
10.10	Amendment and Waiver Letter to Revolving Credit and Term Loan Agreement, dated as of August 16, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).

Exhibit No.		Description

10.11		Tenth Amendment to Revolving Credit and Term Loan Agreement, dated as of September 28, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).
10.12		Eleventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 10, 2008, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 14, 2008).
10.13		Note Purchase Agreement, dated September 30, 2002, by and among Bostrom Holding, Inc., Baird Capital Partners II Limited, BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership, BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.14		Form of Subordinated Promissory Note issued by Bostrom Holding, Inc. in favor of each of BCP II Affiliates Fund Limited Partnership, Baird Capital II Limited Partnership, Baird Capital Partners III Limited Partnership, BCP III Special Affiliates Limited Partnership BCP III Affiliates Fund Limited Partnership, Norwest Equity Partners VII, LP and Hidden Creek Industries (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.15*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.16*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.17*	Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-59890), filed on May 11, 2005).
10	.18*	Commercial Vehicle Group, Inc. Second Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on May 25, 2007).
10	.19*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.20		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.21		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.22		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.23		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.24*	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).

Exhibit No.		Description

10	.25*	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.26*	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.27*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).
10	.28*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.29*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.30*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.31*	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.32*	Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.33*	Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.34*	Deferred Compensation Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on November 6, 2006).
10	.35*	Form of indemnification agreement with directors and executive officers.
10	.36*	Terms of employment for executive officers.
12.1		Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Commercial Vehicle Group, Inc.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification by Mervin Dunn, President and Chief Executive Officer.
31.2		Certification by Chad M. Utrup, Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

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

Date: March 13, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT D. RUED Scott D. Rued	Chairman and Director	March 13, 2008

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2008

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 13, 2008

/s/ DAVID R. BOVEE David R. Bovee	Director	March 13, 2008

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 13, 2008

/s/ S.A. JOHNSON S.A. Johnson	Director	March 13, 2008

/s/ RICHARD A. SNELL Richard A. Snell	Director	March 13, 2008

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008