Form 10-Q
period 2008-03-31
Commercial Vehicle Group, Inc.
filed 2008-05-09
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50890
COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 7800 Walton Parkway New Albany, Ohio (Address of principal executive offices)	41-1990662 (I.R.S. Employer Identification No.) 43054 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check is a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2008 was 21,536,814 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands, except
	per share amounts)
REVENUES	$197,004	$198,801

COST OF REVENUES	176,239	172,532

Gross Profit	20,765	26,269

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,018	15,554

GAIN ON SALE OF LONG-LIVED ASSETS	(6,075)	0

AMORTIZATION EXPENSE	345	103

Operating Income	11,477	10,612

OTHER EXPENSE	9,698	2,320

INTEREST EXPENSE	3,907	3,637

(Loss) Income Before Provision for Income Taxes	(2,128)	4,655

(BENEFIT) PROVISION FOR INCOME TAXES	(2,600)	1,696

NET INCOME	$472	$2,959

EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.14

Diluted	$0.02	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,537	21,389

Diluted	21,641	21,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,530	$9,867
Accounts receivable, net of reserve for doubtful accounts of $3,936 and $3,758, respectively	120,728	107,687
Inventories, net	100,454	96,385
Prepaid expenses	17,459	16,508
Deferred income taxes	17,178	12,989

Total current assets	263,349	243,436

PROPERTY, PLANT AND EQUIPMENT, net	96,969	98,258
GOODWILL	156,341	151,189
INTANGIBLE ASSETS, net of accumulated amortization of $2,022 and $1,687, respectively	97,240	97,575
OTHER ASSETS, net	9,832	8,631

TOTAL ASSETS	$623,731	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$118	$116
Accounts payable	95,938	93,033
Accrued liabilities	39,181	33,115

Total current liabilities	135,237	126,264

LONG-TERM DEBT, net of current maturities	160,579	159,609
DEFERRED TAX LIABILITIES	27,092	27,076
PENSION AND OTHER POST-RETIREMENT BENEFITS	18,032	18,335
OTHER LONG-TERM LIABILITIES	13,243	2,470

Total liabilities	354,183	333,754

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,536,814 and 21,536,814 shares issued and outstanding, respectively	215	215
Treasury stock purchased from employees; 28,153 shares	(414)	(414)
Additional paid-in capital	178,362	177,421
Retained earnings	89,290	88,818
Accumulated other comprehensive income (loss)	2,095	(705)

Total stockholders’ investment	269,548	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$623,731	$599,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$472	$2,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,688	3,729
Noncash amortization of debt financing costs	213	216
Share-based compensation expense	943	846
(Gain) loss on sale of long-lived assets	(6,043)	61
Deferred income tax benefit	(4,173)	(792)
Noncash loss on forward exchange contracts	9,682	2,247
Change in other operating items	(9,606)	(8,423)

Net cash (used in) provided by operating activities	(3,824)	843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,627)	(3,098)
Proceeds from disposal/sale of property, plant and equipment	7,452	24
Other assets and liabilities	(5,501)	(29)

Net cash used in investing activities	(1,676)	(3,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	114
Excess tax benefit from equity incentive plans	—	39
Repayment of revolving credit facility	(46,000)	(51,409)
Borrowings under revolving credit facility	47,000	50,918
Repayments of long-term borrowings	—	(467)
Payments on capital lease obligations	(31)	(32)
Debt issuance costs and other, net	(250)	—

Net cash provided by (used in) financing activities	719	(837)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,444	(21)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,337)	(3,118)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,867	19,821

End of period	$7,530	$16,703

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,062	$6,486

Cash paid (received) for income taxes, net	$783	$(5,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries (“CVG”, “Company” or “we”) design and manufacture seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction, military, bus, agriculture and specialty transportation market. We have facilities located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Virginia and Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico, Sweden, Ukraine and the United Kingdom.
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2007 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on our consolidated financial position and results of operations.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. We have adopted FSB No. 157-2 except as it applies to non-financial assets and liabilities as noted. We are currently evaluating the effect that the adoption, as it relates to non-financial assets and liabilities, will have on our consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, allows certain financial assets and liabilities to be recognized, at our election, at fair market value with any gains or losses for the period recorded in the statement of income. We adopted SFAS 159 on January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material impact on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133. SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
3. Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions which are included within other assets.
The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 — Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Derivative Financial Instruments (1)	$(11,179)	$—	$(11,179)	$—
Deferred Compensation (2)	1,656	1,656	—	—

Total	$(9,523)	$1,656	$(11,179)	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.
4. Restructuring Activities
On May 22, 2007, our Board of Directors approved the closing of our Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen our long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure was substantially completed as of December 31, 2007. We estimate that we will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $2.1 million, consisting of employee related costs of approximately $0.8 million, non-cash expense related to the write-down of certain assets of approximately $0.4 million and facility exit and other contractual costs of approximately $0.9 million. We have incurred costs of approximately $1.4 million in the twelve months ended December 31, 2007 consisting of approximately $0.8 million employee related costs, $0.5 million of facility exit and other contractual costs and $0.1 million in noncash expense related to the write-down of certain assets. For the three months ended March 31, 2008, we have incurred costs of approximately $0.1 million of facility exit and contractual costs. We estimate that approximately $0.7 million of the total charges will be incurred as future cash expenditures. A summary of the restructuring activities as of March 31, 2008 is as follows (in thousands):

Employee
Costs
Balance — December 31, 2007	$646
Deductions for payments made	(123)

Balance — March 31, 2008	$523

5. Share-Based Compensation
Stock Option Grants and Restricted Stock Awards
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
In October 2007, 328,900 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in October 2007 vest ratably in three equal annual installments commencing on October 20, 2008.
As of March 31, 2008, there was approximately $6.6 million of unearned compensation related to nonvested share-based compensation arrangements granted under our Second Amended and Restated Equity Incentive Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months for the November 2005 awards, 19 months for the November 2006, February 2007 and March 2007 awards and 31 months for the November 2007 awards, respectively.
We currently estimate the forfeiture rate for our stock option and restricted stock grants at 8.7%, respectively, for all participants of each plan.
A summary of the status of our stock options as of March 31, 2008 and changes during the three-month period ending March 31, 2008 is presented below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
Stock Options	(000’s)	Price	Life (Years)	(000’s)
Outstanding at December 31, 2007	750	$12.45	6.5	$2,013
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2008	750	$12.45	6.2	$981

Exercisable at March 31, 2008	750	$12.45	6.2	$981

The following table summarizes information about the nonvested restricted stock grants as of March 31, 2008:

		Weighted-Average
		Grant-Date Fair
	Shares (000’s)	Value
Nonvested at December 31, 2007	520	$16.94
Granted	—	—
Vested	—	—
Forfeited	(3)	14.67

Nonvested at March 31, 2008	517	$16.95

As of March 31, 2008, a total of 801,629 shares were available from the 2.0 million shares authorized for issuance under our Second Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of March 31, 2008.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(r), Share Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2008 and 2007 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for March 31, 2008, the effect of nonvested restricted stock (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net income applicable to common shareholders — basic and diluted	$472	$2,959

Weighted average number of common shares outstanding	21,537	21,389
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	104	274

Dilutive shares outstanding	21,641	21,663
Basic earnings per share	$0.02	$0.14

Diluted earning per share	$0.02	$0.14

For the three months ended March 31, 2008, diluted earnings per share excludes 591 thousand of outstanding stock options and nonvested restricted stock as the effect would have been antidilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our credit agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.
7. Accounts Receivable
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$59,867	$62,129
Work in process	25,239	19,811
Finished goods	21,341	19,862
Less excess and obsolete	(5,993)	(5,417)

	$100,454	$96,385

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
9. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Intangible Assets. We review definite-lived intangible assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to our carrying value. Our reporting unit is consistent with the reportable segment identified in Note 8 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill analysis was performed during the second quarter of fiscal 2007 and did not result in an impairment charge.
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
Our intangible assets as of March 31, 2008 and December 31, 2007 were comprised of the following (in thousands):

	March 31, 2008
	Weighted-
	Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(997)	$8,793
Licenses	7 years	438	(329)	109
Customer relationships	15 years	14,234	(696)	13,538

		$24,462	$(2,022)	$22,440

Indefinite-lived intangible assets:
Goodwill		$156,341	$—	$156,341
Customer relationships		74,800	—	74,800

		$231,141	$—	$231,141

Total consolidated goodwill and intangible assets				$253,581

	December 31, 2007
	Weighted-
	Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(915)	$8,875
Licenses	7 years	438	(313)	125
Customer relationships	15 years	14,234	(459)	13,775

		$24,462	$(1,687)	$22,775

Indefinite-lived intangible assets:
Goodwill		$151,189	$—	$151,189
Customer relationships		74,800	—	74,800

		$225,989	$—	$225,989

Total consolidated goodwill and intangible assets				$248,764

The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended March 31, 2008 and approximately $0.1 million for the three months ended March 31, 2007.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2008, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2008	$1,338
2009	$1,338
2010	$1,275
2011	$1,275
2012	$1,275
2013	$1,275
The changes in the carrying amounts of goodwill for the three months ended March 31, 2008, were comprised of the following (in thousands):

Balance — December 31, 2007	$151,189
Currency translation adjustment	124
Post-acquisition adjustments	5,028

Balance — March 31, 2008	$156,341

We recorded post-acquisition adjustments of approximately $5.0 million primarily related to the recognition of loss contracts related to our acquisition of PEKM.

10. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Revolving credit facilities bore interest at a weighted average of 8.2% as of March 31, 2008 and 8.5% as of December 31, 2007	$10,500	$9,500
8.0% senior notes due 2013	150,000	150,000
Other	197	225

	160,697	159,725
Less current maturities	118	116

	$160,579	$159,609

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
On March 11, 2008, we entered into the Eleventh Amendment to the Revolving Credit and Term Loan Agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide us with increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when our leverage ratio (x) is equal to or greater than 4.0x; (iii) a reduction in availability under the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to $100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the senior credit agreement; and (v) an amendment to permit proposed future tax planning. Based on the provisions of EITF 98-14, approximately $0.3 million third party fees relating to the credit agreement were capitalized and are being amortized over the remaining life of the senior credit agreement.
As of March 31, 2008, approximately $4.0 million in deferred fees relating to previous amendments of our senior credit agreement and fees related to the 8.0% senior note offering were outstanding and are being amortized over the life of the agreements.

The senior credit agreement provides us with the ability to denominate a portion of our borrowings in foreign currencies. As of March 31, 2008, $10.5 million of the revolving credit facility borrowings were denominated in U.S. dollars and none of the revolving credit facility borrowings were denominated in British pounds sterling.
Terms, Covenants and Compliance Status — Our senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. We were in compliance with respect to these covenants as of March 31, 2008. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. Borrowings under the senior credit agreement are secured by specifically identified assets, comprising in total, substantially all of our assets and the subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to the financing only secure foreign borrowings. Additionally, as of March 31, 2008, we had outstanding letters of credit of approximately $1.8 million.
11. Income Taxes
We or one of our subsidiaries files federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2004. There are currently two income tax examinations in process. We do not anticipate that any adjustments from these examinations will result in material changes to our consolidated financial position and results of operations.
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As of March 31, 2008, we have provided a liability for $2.7 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.7 million, the amount that would impact our effective tax rate, if recognized, is $1.6 million. The remaining $1.1 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.6 million accrued for the payment of interest and penalties at March 31, 2008 which is included in the $2.7 million of unrecognized tax benefits.
During the current quarter, we did not release any tax reserves associated with items with expiring statue of limitations. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.9 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2008 (in thousands):

Balance — December 31, 2007	$3,958
Additional provisions recorded	1,302
Deduction for payments made	(807)
Currency translation adjustment	47

Balance — March 31, 2008	$4,500

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. These contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheet, with the offsetting noncash gain or loss included in the consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts at March 31, 2008 (in thousands):

			U.S. $
	Local Currency	U.S. $	Equivalent Fair
	Amount	Equivalent	Value
Contracts to (buy) sell currencies:
U.S. dollar	$(489)	$(489)	$(489)
Eurodollar	47,335	67,246	76,049
Swedish kronor	10,880	1,621	1,891
Japanese yen	2,940,000	29,917	31,798
Australian dollar	3,800	3,223	3,459
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $11.2 million and $1.5 million is included in other long-term liabilities in the condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively.
Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimatable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.
13. Pension and Other Post-Retirement Benefit Plans
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ending March 31, is as follows (in thousands):

			Non-U.S. Pension		Other Post-
	U.S. Pension Plans		Plans		Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
Service cost	$112	$125	$—	$—	$5	$6
Interest cost	457	440	694	586	38	34
Expected return on plan assets	(491)	(381)	(537)	(557)	—	—
Recognized actuarial loss	—	—	66	47	(6)	—

Net periodic benefit cost	78	184	223	76	37	40
Special Termination Benefits	—	55	—	—	—	96

Net benefit cost	$78	$239	$223	$76	$37	$136

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expect to contribute approximately $2.7 million to our pension plans in 2008. As of March 31, 2008, approximately $0.4 million of contributions have been made to our pension plans. We anticipate contributing an additional $2.3 million to our pension plans in 2008 for total estimated contributions during 2008 of $2.7 million.

14. Comprehensive Income
We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of March 31, 2008 (in thousands):

Foreign currency translation adjustment	$7,668
Pension liability	(5,406)
Unrealized loss on derivatives	(167)

$2,095

Comprehensive income for the three months ended March 31 was as follows (in thousands):

	2008	2007
Net income	$472	$2,959
Other comprehensive income:
Foreign currency translation adjustment	2,800	71

Comprehensive income	$3,272	$3,030

15. Related Party Transactions
On January 31, 2005, we entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist us in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, we agreed to pay HCP a transaction fee for services rendered that relate to transactions we may enter into from time to time, in an amount that is negotiated between our Chief Executive Officer or Chief Financial Officer and approved by our Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital. Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of our Board of Directors and our Compensation Committee Chairman, is an operating partner of Thayer Capital. Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between us and HCP. For the three months ended March 31, 2008 and 2007, we made payments under these arrangements of approximately $0.1 million and $0.2 million, respectively.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$138,752	$65,254	$(7,002)	$197,004

COST OF REVENUES	—	127,310	55,708	(6,779)	176,239

Gross Profit	—	11,442	9,546	(223)	20,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,143	5,110	(235)	15,018

(GAIN) ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)

AMORTIZATION EXPENSE	—	103	242	—	345

Operating Income	—	7,271	4,194	12	11,477

OTHER EXPENSE	—	36	9,662	—	9,698

INTEREST EXPENSE	—	3,658	1,025	(776)	3,907

Income Before Provision for Income Taxes	—	3,577	(6,493)	788	(2,128)

PROVISION FOR INCOME TAXES	—	163	(2,763)	—	(2,600)

NET INCOME	$—	$3,414	$(3,730)	$788	$472

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,262	$6,283	$(2,015)	$7,530
Accounts receivable, net	—	256,877	42,610	(178,759)	120,728
Inventories, net	—	59,991	41,062	(599)	100,454
Prepaid expenses and other current assets	—	3,348	8,667	5,444	17,459
Deferred income taxes	—	15,222	3,973	(2,017)	17,178

Total current assets	—	338,700	102,595	(177,946)	263,349
PROPERTY, PLANT AND EQUIPMENT, net	—	84,003	12,966	—	96,969
INVESTMENT IN SUBSIDIARIES	423,993	(106,663)	45,502	(362,832)	—
GOODWILL	—	113,908	42,433	—	156,341
INTANGIBLE ASSETS, net	—	83,702	13,538	—	97,240
OTHER ASSETS, net	—	13,684	3,323	(7,175)	9,832

TOTAL ASSETS	$423,993	$527,334	$220,357	$(547,953)	$623,731

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$118	$—	$—	$118
Accounts payable	—	231,459	45,253	(180,774)	95,938
Accrued liabilities	—	22,399	14,131	2,651	39,181

Total current liabilities	—	253,976	59,384	(178,123)	135,237
LONG-TERM DEBT, net of current maturities	—	160,551	25,744	(25,716)	160,579
DEFERRED TAX LIABILITIES	—	35,084	(816)	(7,176)	27,092
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	6,811	11,221	—	18,032
OTHER LONG-TERM LIABILITIES	—	437	12,806	—	13,243

Total liabilities	—	456,859	108,339	(211,015)	354,183
STOCKHOLDERS’ INVESTMENT	423,993	70,475	112,018	(336,938)	269,548

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$423,993	$527,334	$220,357	$(547,953)	$623,731

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$3,414	$(3,730)	$788	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,553	1,135	—	4,688
Noncash amortization of debt financing costs	—	213	—	—	213
Stock-based compensation expense	—	943	—	—	943
(Gain) on sale of long-lived assets	—	(6,043)	—	—	(6,043)
Deferred income tax provision	—	18	(4,190)	(1)	(4,173)
Noncash gain on forward exchange contracts	—	—	9,682	—	9,682
Change in other operating items	—	(4,887)	(1,917)	(2,802)	(9,606)

Net cash (used in) provided by operating activities	—	(2,789)	980	(2,015)	(3,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,002)	(625)	—	(3,627)
Proceeds from disposal/sale of property, plant and equipment	—	7,432	20	—	7,452
Other asset and liabilities	—	(594)	(4,907)	—	(5,501)

Net cash provided by (used in) investing activities	—	3,836	(5,512)	—	(1,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(46,000)	—	—	(46,000)
Borrowings under revolving credit facility	—	47,000	—	—	47,000
Payments on capital lease obligations	—	(28)	(3)	—	(31)
Other, net	—	(250)	—	—	(250)

Net cash provided by (used in) financing activities	—	722	(3)	—	719

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	144	2,300	—	2,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,913	(2,235)	(2,015)	(2,337)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,349	8,518	—	9,867

End of period	$—	$3,262	$6,283	$(2,015)	$7,530

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$158,399	$41,880	$(1,478)	$198,801

COST OF REVENUES	—	138,416	35,300	(1,184)	172,532

Gross Profit	—	19,983	6,580	(294)	26,269

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,963	3,876	(285)	15,554

AMORTIZATION EXPENSE	—	103	—	—	103

Operating Income	—	7,917	2,704	(9)	10,612

OTHER EXPENSE	—	69	2,251	—	2,320

INTEREST EXPENSE	—	3,356	281	—	3,637

Income Before Provision for Income Taxes	—	4,492	172	(9)	4,655

PROVISION FOR INCOME TAXES	—	1,827	(131)	—	1,696

NET INCOME	$—	$2,665	$303	$(9)	$2,959

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,349	$8,518	$—	$9,867
Accounts receivable, net	—	242,842	34,824	(169,979)	107,687
Inventories, net	—	58,757	38,238	(610)	96,385
Prepaid expenses	—	3,175	7,914	5,419	16,508
Deferred income taxes	—	15,223	624	(2,858)	12,989

Total current assets	—	321,346	90,118	(168,028)	243,436
PROPERTY, PLANT AND EQUIPMENT, net	—	85,817	12,441	—	98,258
INVESTMENT IN SUBSIDIARIES	417,428	(100,082)	45,502	(362,848)	—
GOODWILL	—	113,787	37,402	—	151,189
INTANGIBLE ASSETS, net	—	83,800	13,775	—	97,575
OTHER ASSETS, net	—	8,631	—	—	8,631
DEFERRED INCOME TAXES	—	4,172	3,323	(7,495)	—

TOTAL ASSETS	$417,428	$517,471	$202,561	$(538,371)	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$116	$—	$—	$116
Accounts payable	—	220,923	42,089	(169,979)	93,033
Accrued liabilities	—	21,128	9,426	2,561	33,115

Total current liabilities	—	242,167	51,515	(167,418)	126,264
LONG-TERM DEBT, net	—	159,581	25,744	(25,716)	159,609
DEFERRED TAX LIABILITIES	—	35,387	(816)	(7,495)	27,076
OTHER LONG-TERM LIABILITIES	—	7,614	13,191	—	20,805

Total liabilities	—	444,749	89,634	(200,629)	333,754
STOCKHOLDERS’ INVESTMENT	417,428	72,722	112,927	(337,742)	265,335

TOTAL LIABILITIES AND STOCK HOLDERS’ INVESTMENT	$417,428	$517,471	$202,561	$(538,371)	$599,089

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
Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Class 8 trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Class 8 trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Class 8 trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand increases for higher content vehicles, our revenues and gross profit will be positively impacted.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of Revenues	89.5	86.8

Gross Profit	10.5	13.2
Selling, General and Administrative Expenses	7.6	7.8
Gain on Sale of Long-Lived Assets	(3.1)	—
Amortization Expense	0.2	0.1

Operating Income	5.8	5.3
Other Expense	4.9	1.2
Interest Expense	2.0	1.8

(Loss) Income Before Provision for Income Taxes	(1.1)	2.3
(Benefit) Provision for Income Taxes	(1.3)	0.8

Net Income	0.2%	1.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues. Revenues decreased approximately $1.8 million, or 0.9%, to $197.0 million in the three months ended March 31, 2008 from $198.8 million in the three months ended March 31, 2007. This decrease resulted primarily from a 32.9% decrease in North American Heavy-duty (Class 8) truck production and changes in our other key markets which resulted in approximately $29.1 million of decreased revenues from our North American operations. The decrease was partially offset by increased acquisition related revenue of approximately $19.8 million, increased production levels and net new business awards for our European, Australian and Asian markets of approximately $6.4 million and favorable foreign exchange fluctuations and adjustment of approximately $1.1 million.
Gross Profit. Gross profit decreased approximately $5.5 million, or 21.0%, to $20.8 million in the three months ended March 31, 2008 from $26.3 million in the three months ended March 31, 2007. As a percentage of revenues, gross profit decreased to 10.5% in the three months ended March 31, 2008 from 13.2% in the three months ended March 31, 2007. This decrease resulted primarily from the reduction in revenues from our North American Heavy-Duty (Class 8) truck market and the reduced gross profit margin percentage from our acquisitions over the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $0.6 million, or 3.4%, to $15.0 million in the three months ended March 31, 2008 from $15.6 million in the three months ended March 31, 2007. The decrease compared to the prior year was driven from reduced travel and general spending.
Gain on Sale of Long-Lived Assets. The gain on sale of long-lived assets of approximately $6.1 million for the three months ended March 31, 2008 is from the sale of our Seattle, Washington facility.
Amortization Expense. Amortization expense increased to approximately $0.3 million for the three months ended March 31, 2008 from approximately $0.1 million in the three months ended March 31, 2007. This increase was primarily the result the purchase price allocation of definite-lived intangible assets for our C.I.E.B. and PEKM acquisitions.
Other Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have not designated any of our forward exchange contracts as cash flow hedges, electing instead to mark-to-market the contracts and record the fair value of the contracts in our balance sheets, with the offsetting noncash gain or loss recorded in our consolidated statements of operations. The loss of approximately $9.7 million in the three months ended March 31, 2008, and the loss of $2.3 million in the three months ended March 31, 2007 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense increased approximately $0.3 million to $3.9 million in the three months ended March 31, 2008 from $3.6 million in the three months ended March 31, 2007. This increase was primarily due to higher average outstanding indebtedness during the periods resulting from acquisitions in 2007.
Benefit for Income Taxes. Our effective tax rate was 122.2% for the three months ended March 31, 2008 and 36.4% for the same period in 2007. An income tax benefit of approximately $2.6 million was made for the three months ended March 31, 2008 compared to an income tax provision of $1.7 million for the three months ended March 31, 2007. The increase in effective rate from the prior year quarter can be primarily attributed to decreased earning before taxes, our tax position in certain geographical regions and other tax credit adjustments.
Net Income. Net income decreased approximately $2.5 million to $0.5 million in the three months ended March 31, 2008, compared to $3.0 million in the three months ended March 31, 2007, primarily as a result of the factors discussed above.

Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2008, net cash used in operations was approximately $3.8 million compared to net cash provided by operations of $0.8 million from the prior year period. This decrease is primarily a result of the increase in accounts receivable for the three months ended March 31, 2008.
Net cash used in investing activities was approximately $1.7 million for the three months ended March 31, 2008 compared to net cash used in investing activities of approximately $3.1 million for the comparable period in 2007. The net cash used primarily reflects ongoing capital expenditure purchases, the sale of long-lived assets and post-acquisition adjustments.
Net cash provided by financing activities was approximately $0.7 million for the three months ended March 31, 2008, compared to net cash used in financing activities of $0.8 million in the same period of 2007. The net cash provided by financing activities was principally related to funding ongoing operational activities.
Debt and Credit Facilities
As of March 31, 2008, we had an aggregate of approximately $160.7 million of outstanding indebtedness excluding approximately $1.8 million of outstanding letters of credit under various financing arrangements. The indebtedness consisted of:
•	$10.5 million under our revolving credit facility;

•	$0.2 million of capital lease obligations; and

•	$150 million of 8.0% senior notes due 2013.
As of March 31, 2008, $10.5 million of the revolving credit facility borrowings were denominated in U.S. dollars, and none of the revolving credit facility borrowings were denominated in British pounds sterling. The weighted average rate of borrowings under the revolving credit facility for the three months ended March 31, 2008 was approximately 8.2%.
Based on the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $4.0 million in deferred fees relating to the credit agreement and senior notes were outstanding at March 31, 2008 and are being amortized over the life of the agreements.
Under the terms of our senior credit facility, as amended by the Eleventh Amendment, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $50.0 million; provided, that the $50.0 million cap is subject to increase to $75.0 million and then $100.0 million upon satisfaction of certain financial covenant tests. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year, a minimum ratio of EBITDA to cash interest expense, a fixed charge coverage ratio and a maximum ratio of total indebtedness to EBITDA. The EBITDA to cash interest expense ratio, fixed charge coverage ratio and the maximum ratio of total indebtedness to EBITDA for the three months then ended, as measured at the end of each fiscal quarter is set forth below:

EBITDA to Cash Interest
Quarter(s) Ending	Expense Ratio
03/31/2008	2.00 to 1.00
06/30/2008 and 09/30/2008	2.25 to 1.00
12/31/2008 and each fiscal quarter thereafter	2.50 to 1.00

Fixed Charge
Quarter(s) Ending	Coverage Ratio
03/31/2008	.80 to 1.00
06/30/2008	.85 to 1.00
09/30/2008, 12/31/2008 and 03/31/2009	.90 to 1.00
6/30/2009	1.00 to 1.00
9/30/2009	1.15 to 1.00
12/31/2009 and each fiscal quarter thereafter	1.25 to 1.00

Maximum Ratio of Total
Quarter(s) Ending	Indebtedness
03/31/2008	6.10 to 1.00
06/30/2008	5.65 to 1.00
09/30/2008	5.15 to 1.00
12/31/2008	4.75 to 1.00
03/31/2009	4.50 to 1.00
06/30/2009	4.00 to 1.00
09/30/2009	3.50 to 1.00
12/31/2009 and each fiscal quarter thereafter	3.00 to 1.00
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, change of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets and the assets of our subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to this financing only secure foreign borrowings. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our credit agreement as of March 31, 2008.
We believe that cash flow from operating activities together with available borrowings under our senior credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next twelve months. We regularly review acquisition and additional opportunities, which may require additional debt or equity financing.
Update on Contractual Obligations
We adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. During the current quarter, we did not release any tax reserves due to expiring statute of limitations. At March 31, 2008, we have provided a liability for $2.7 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN 48 was $0.4 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which CVG serves; (iv) increased competition in the heavy-duty truck or construction market; (v) CVG’s failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes made by governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; and (viii) various other risks as outlined in CVG’s SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2007.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits:
10.1	Commercial Vehicle Group, Inc. 2008 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 25, 2008).

10.2	Eleventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 10, 2008, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 14, 2008).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: May 9, 2008	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer