Form 10-Q
period 2008-06-30
Commercial Vehicle Group, Inc.
filed 2008-08-08
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2008 was 21,536,814 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$209,240	$158,566	$406,244	$357,367

COST OF REVENUES	185,832	141,947	362,071	314,479

Gross Profit	23,408	16,619	44,173	42,888

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,760	14,610	31,778	30,164

GAIN ON SALE OF LONG-LIVED ASSET	—	—	(6,075)	—

AMORTIZATION EXPENSE	341	259	686	362

RESTRUCTURING CHARGES	—	998	—	998

Operating Income	6,307	752	17,784	11,364

OTHER (INCOME) EXPENSE	(3,786)	(2,103)	5,912	217

INTEREST EXPENSE	3,792	3,536	7,699	7,173

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	149	—	149

Income (Loss) Before Provision for Income Taxes	6,301	(830)	4,173	3,825

PROVISION (BENEFIT) FOR INCOME TAXES	3,218	(599)	618	1,097

NET INCOME (LOSS)	$3,083	$(231)	$3,555	$2,728

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.14	$(0.01)	$0.17	$0.13

Diluted	$0.14	$(0.01)	$0.16	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,537	21,413	21,537	21,401

Diluted	21,711	21,413	21,676	21,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands except share and
	per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,598	$9,867
Accounts receivable, net of reserve for doubtful accounts of $4,112 and $3,758, respectively	141,066	107,687
Inventories, net	100,192	96,385
Prepaid expenses	13,878	16,508
Deferred income taxes	16,625	12,989

Total current assets	280,359	243,436

PROPERTY, PLANT AND EQUIPMENT, net	97,140	98,258
GOODWILL	155,458	151,189
INTANGIBLE ASSETS, net of accumulated amortization of $2,348 and $1,687, respectively	96,614	97,575
OTHER ASSETS, net	11,259	8,631

TOTAL ASSETS	$640,830	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$119	$116
Accounts payable	96,875	93,033
Accrued liabilities	42,608	33,115

Total current liabilities	139,602	126,264

LONG-TERM DEBT, net of current maturities	171,547	159,609
DEFERRED TAX LIABILITIES	27,092	27,076
PENSION AND OTHER POST-RETIREMENT BENEFITS	17,565	18,335
OTHER LONG-TERM LIABILITIES	10,571	2,470

Total liabilities	366,377	333,754

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,536,814 and 21,536,814 shares issued and outstanding, respectively	215	215
Treasury stock purchased from employees; 28,153 shares	(414)	(414)
Additional paid-in capital	179,365	177,421
Retained earnings	92,373	88,818
Accumulated other comprehensive income (loss)	2,914	(705)

Total stockholders’ investment	274,453	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$640,830	$599,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,555	$2,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,476	7,727
Noncash amortization of debt financing costs	449	436
Loss on early extinguishment of debt	—	149
Share-based compensation expense	1,944	1,696
(Gain) loss on sale of long-lived assets	(6,066)	141
Deferred income tax benefit	(3,883)	(270)
Noncash loss on forward exchange contracts	5,936	586
Change in other operating items	(22,541)	10,400

Net cash (used in) provided by operating activities	(11,130)	23,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,824)	(6,531)
Proceeds from disposal/sale of property, plant and equipment	7,454	101
Post-acquisition and acquisitions payments, net of cash received	(4,267)	(487)
Other assets and liabilities	(710)	(21)

Net cash used in investing activities	(4,347)	(6,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	463
Excess tax benefit from equity incentive plans	—	39
Repayment of revolving credit facility	(89,000)	(56,411)
Borrowings under revolving credit facility	101,000	54,926
Repayments of long-term borrowings	—	(10,295)
Payments on capital lease obligations	(64)	(68)
Debt issuance costs and other, net	(251)	—

Net cash provided by (used in) financing activities	11,685	(11,346)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,523	(705)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,269)	4,604
CASH AND CASH EQUIVALENTS:
Beginning of period	9,867	19,821

End of period	$8,598	$24,425

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,680	$6,730

Cash received for income taxes, net	$(4,263)	$(4,983)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries (“CVG”, “Company” or “we”) design and manufacture seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction, military, bus, agriculture and specialty transportation market. We have facilities located in the United States in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Virginia and Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico, Ukraine and the United Kingdom.
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
Revenues and operating results for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected in future operating quarters.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, allows certain financial assets and liabilities to be recognized, at our election, at fair market value with any gains or losses for the period recorded in the statement of income. We adopted SFAS No. 159 on January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material impact on our consolidated financial position and results of operations
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Currently, the assumptions used to measure our annual defined benefit pension and other post-retirement benefit plan expenses are determined as of October 1 or December 31 (measurement dates) for our various plans, and all plan assets and liabilities are generally reported as of those dates. We are currently assessing the impact of the measurement date change of SFAS No. 158 on our consolidated financial positions and results of operations.
In April 2007, FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007. We elected not to net fair value amounts for our derivative instruments or the fair value amounts recognized for our right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. The adoption of FSP FIN No. 39-1 did not have a material impact on our condensed consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of June 30, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$1,316	$—	$1,316	$—
Deferred compensation (2)	1,642	1,642	—	—

Total assets	$2,958	$1,642	$1,316	$—

Derivative liabilities (1)	$8,749	$—	$8,749	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.
4. Restructuring Activities
On May 22, 2007, our Board of Directors approved the closing of our Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen our long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure was substantially completed as of December 31, 2007. We estimate that we will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $2.2 million, consisting of employee related costs of approximately $0.8 million, non-cash expense related to the write-down of certain assets of approximately $0.4 million and facility exit and other contractual costs of approximately $1.0 million. We have incurred costs of approximately $1.4 million in the 12 months ended December 31, 2007 consisting of approximately $0.8 million employee related costs, $0.5 million of facility exit and other contractual costs and $0.1 million in noncash expense related to the write-down of certain assets. For the six months ended June 30, 2008, we have incurred approximately $0.4 million of facility exit and contractual costs. We estimate that approximately $0.3 million of the total charges will be incurred as future cash expenditures. A summary of the restructuring activities as of June 30, 2008 is as follows (in thousands):

Employee
Costs
Balance — December 31, 2007	$646
Deductions for payments made	(373)

Balance — June 30, 2008	$273

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
As of June 30, 2008, there was approximately $5.2 million of unearned compensation related to nonvested share-based compensation arrangements granted under our Second Amended and Restated Equity Incentive Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the November 2005 awards, 16 months for the November 2006, February 2007 and March 2007 awards and 28 months for the October 2007 awards, respectively.
We currently estimate the forfeiture rate for our restricted stock grants at 9.1% for all participants in the plan.
The following table summarizes information about the nonvested restricted stock grants as of June 30, 2008:

		Weighted-Average
		Grant-Date Fair
	Shares (000’s)	Value
Nonvested at December 31, 2007	520	$16.94
Granted	—	—
Vested	—	—
Forfeited	(7)	14.86

Nonvested at June 30, 2008	513	$16.96

The following table summarizes information about the stock options granted in 1998 and 2004 as of June 30, 2008 and changes during the six-month period ending June 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
Stock Options	(000’s)	Exercise Price	Life (Years)	Value (000’s)
Outstanding at December 31, 2007	750	$12.45	6.5	$2,013
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Oustanding at June 30, 2008	750	$12.45	6.0	$1,475

Exercisable at June 30, 2008	750	$12.45	6.0	$1,475

As of June 30, 2008, 805,179 shares were available from the 2.0 million shares authorized for issuance under our Second Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of June 30, 2008.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2008 and 2007 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for June 30, 2008, the effect of nonvested restricted stock (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss) applicable to common shareholders — basic and diluted	$3,083	$(231)	$3,555	$2,728

Weighted average number of common shares outstanding	21,537	21,413	21,537	21,401
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	174	—	139	279

Dilutive shares outstanding	21,711	21,413	21,676	21,680
Basic earnings (loss) per share	$0.14	$(0.01)	$0.17	$0.13

Diluted earning (loss) per share	$0.14	$(0.01)	$0.16	$0.13

For the three months ended June 30, 2007, diluted loss per share excludes approximately 284,000 of outstanding stock options and restricted stock as the effect would have been antidilutive.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$59,952	$62,129
Work in process	22,961	19,811
Finished goods	22,453	19,862
Less excess and obsolete	(5,174)	(5,417)

	$100,192	$96,385

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

The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to our carrying value. Our reporting unit is consistent with the reportable segment identified in Note 8 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge.
Annually, or more frequently if events or circumstances change, a determination is made by management, in accordance with SFAS No. 144, to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.
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
Our intangible assets as of June 30, 2008 and December 31, 2007 were comprised of the following (in thousands):

	June 30, 2008				December 31, 2007
	Weighted-				Weighted-
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(1,078)	$8,712	30 years	$9,790	$(915)	$8,875
Licenses	7 years	438	(344)	94	7 years	438	(313)	125
Customer relationships	15 years	13,846	(885)	12,961	15 years	14,234	(459)	13,775
Non-compete agreement	1.5 years	88	(41)	47	N/A	—	—	—

		$24,162	$(2,348)	$21,814		$24,462	$(1,687)	$22,775

Indefinite-lived intangible assets:
Goodwill		$155,458	$—	$155,458		$151,189	$—	$151,189
Customer relationships		74,800	—	74,800		74,800	—	74,800

		$230,258	$—	$230,258		$225,989	$—	$225,989

Total consolidated goodwill and intangible assets				$252,072				$248,764

The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended June 30, 2008 and 2007 and approximately $0.7 million and $0.4 million, respectively, for the six months ended June 30, 2008 and 2007.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2008, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2008	$1,379
2009	$1,327
2010	$1,249
2011	$1,249
2012	$1,249
2013	$1,249
The changes in the carrying amounts of goodwill for the six months ended June 30, 2008, were comprised of the following (in thousands):

Balance — December 31, 2007	$151,189
Currency translation adjustment	(186)
Post-acquisition adjustments	4,455

Balance — June 30, 2008	$155,458

We recorded post-acquisition adjustments of approximately $4.5 million primarily related to the recognition of loss contracts related to our acquisition of PEKM. There could be future adjustments based on the finalization of the purchase price allocations for our acquisitions.
10. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Revolving credit facilities bore interest at a weighted average of 8.0% as of June 30, 2008 and 8.5% as of December 31, 2007	$21,500	$9,500
8.0% senior notes due 2013	150,000	150,000
Other	166	225

	171,666	159,725
Less current maturities	119	116

	$171,547	$159,609

Credit Agreement — We account for amendments to our revolving credit facility under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements, and our term loan and 8.0% senior notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Historically, we have periodically amended the terms of our revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. We have not modified the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of our revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF No. 98-14. In connection with an amendment of our term loan, under the terms of EITF No. 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.

On March 11, 2008, we entered into the Eleventh Amendment to the Revolving Credit and Term Loan Agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide us with increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when our leverage ratio (x) is equal to or greater than 4.0x; (iii) a reduction in availability under the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to $100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the senior credit agreement; and (v) an amendment to permit proposed future tax planning. Based on the provisions of EITF 98-14, approximately $0.3 million third party fees relating to the senior credit agreement were capitalized and are being amortized over the remaining life of the senior credit agreement.
As of June 30, 2008, approximately $3.7 million in deferred fees relating to previous amendments of our senior credit agreement and fees related to the 8.0% senior notes offering were outstanding and are being amortized over the life of the agreements.
The senior credit agreement provides us with the ability to denominate a portion of our borrowings in foreign currencies. As of June 30, 2008, $21.5 million of the revolving credit facility borrowings were denominated in U.S. dollars.
Terms, Covenants and Compliance Status — Our senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. We were in compliance with respect to these covenants as of June 30, 2008. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. Borrowings under the senior credit agreement are secured by specifically identified assets, comprising in total, substantially all of our assets and the subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to the financing only secure foreign borrowings. Additionally, as of June 30, 2008, we had outstanding letters of credit of approximately $1.9 million.
11. Income Taxes
We or one of our subsidiaries files federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2004. There are currently two income tax examinations and one survey in process. We do not anticipate that any adjustments from these examinations will result in material changes to our consolidated financial position and results of operations.
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As of June 30, 2008, we have provided a liability for $2.8 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.8 million, the amount that would impact our effective tax rate, if recognized, is $1.6 million. The remaining $1.2 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.6 million accrued for the payment of interest and penalties at June 30, 2008 which is included in the $2.8 million of unrecognized tax benefits.
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
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2008 (in thousands):

Balance — December 31, 2007	$3,958
Additional provisions recorded	2,111
Deduction for payments made	(1,995)
Currency translation adjustment	140

Balance — June 30, 2008	$4,214

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. A majority of these contracts are marked-to-market and the fair value is included in assets (liabilities) in the consolidated balance sheet, with the offsetting noncash gain or loss included in the consolidated statements of operations. The remaining contracts are accounted for as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts at June 30, 2008 (in thousands):

			U.S. $
	Local Currency	U.S. $	Equivalent Fair
	Amount	Equivalent	Value
Contracts to sell currencies:
Eurodollar	$41,588	$58,928	$66,119
Swedish kronor	8,000	1,215	1,340
Japanese yen	2,565,000	25,989	25,850
Australian dollar	2,400	2,038	2,294
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $7.4 million is comprised of $1.3 million in other long-term assets and $8.7 million in other long-term liabilities in the condensed consolidated balance sheet at June 30, 2008. The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $1.5 million is included in other long-term liabilities in the condensed consolidated balance sheet at December 31, 2007.
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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ending June 30 is as follows (in thousands):

					Other Post-
			Non-U.S. Pension		Retirement
	U.S. Pension Plans		Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007
Service cost	$73	$125	$—	$—	$4	$7
Interest cost	456	441	688	609	37	34
Expected return on plan assets	(495)	(381)	(532)	(580)	—	—
Recognized actuarial loss	(4)	55	68	47	(5)	96

Net periodic benefit cost	30	240	224	76	36	137
Special termination benefits	—	—	—	—	—	—

Net benefit cost	$30	$240	$224	$76	$36	$137

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the six months ending June 30 is as follows (in thousands):

					Other Post-
			Non-U.S. Pension		Retirement
	U.S. Pension Plans		Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007
Service cost	$185	$250	$—	$—	$9	$13
Interest cost	913	881	1,382	1,195	75	68
Expected return on plan assets	(986)	(762)	(1,069)	(1,137)	—	—
Recognized actuarial loss	(4)	110	134	94	(11)	192

Net periodic benefit cost	108	479	447	152	73	273
Special termination benefits	—	—	—	—	—	—

Net benefit cost	$108	$479	$447	$152	$73	$273

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expect to contribute approximately $2.7 million to our pension plans in 2008. As of June 30, 2008, approximately $1.0 million of contributions have been made to our pension plans. We anticipate contributing an additional $1.9 million to our pension plans in 2008 for total estimated contributions during 2008 of $2.9 million.
14. Comprehensive Income
We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive income consisted of the following as of June 30, 2008 (in thousands):

Foreign currency translation adjustment	$8,487
Pension liability	(5,406)
Unrealized loss on derivatives	(167)

$2,914

Comprehensive income for the six months ended June 30 was as follows (in thousands):

	2008	2007
Net income	$3,555	$2,728
Other comprehensive income:
Foreign currency translation adjustment	3,619	662
Unrealized loss on derivative instruments	—	(1,080)

Comprehensive income	$7,174	$2,310

15. Related Party Transactions
On January 31, 2005, we entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist us in financing activities, strategic initiatives and acquisitions in exchange for an annual fee.  In addition, we agreed to pay HCP a transaction fee for services rendered that relate to transactions we may enter into from time to time, in an amount that is negotiated between our Chief Executive Officer or Chief Financial Officer and approved by our Board of Directors.  All of the principals of HCP are employees and managing directors of Thayer Capital.  Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of our Board of Directors and our Compensation Committee Chairman, is an operating partner of Thayer Capital.  Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between us and HCP.  For the six months ended June 30, 2008 and 2007, we made payments under these arrangements of approximately $0.1 million and $0.2 million, respectively.
During May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company.  Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS will manage a portion of the Company’s freight and logistics program as well as administer its payments to additional third party freight service providers.  Scott D. Rued, the Company’s Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS. For the six months ended June 30, 2008, we made payments under this arrangement of approximately $18 thousand.
16. Consolidating Guarantor and Non-Guarantor Financial Information
The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the 8% senior notes issued by the Company, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$150,279	$67,389	$(8,428)	$209,240

COST OF REVENUES	—	136,107	57,922	(8,197)	185,832

Gross Profit	—	14,172	9,467	(231)	23,408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	12,083	4,832	(155)	16,760

GAIN ON SALE OF LONG-LIVED ASSETS	—	—	—	—	—

AMORTIZATION EXPENSE	—	104	237	—	341

Operating Income	—	1,985	4,398	(76)	6,307

OTHER INCOME	—	(3,737)	(49)	—	(3,786)

INTEREST EXPENSE	—	3,757	35	—	3,792

Income Before Provision for Income Taxes	—	1,965	4,412	(76)	6,301

PROVISION FOR INCOME TAXES	—	2,104	1,114	—	3,218

NET (LOSS) INCOME	$—	$(139)	$3,298	$(76)	$3,083

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$289,031	$132,643	$(15,430)	$406,244

COST OF REVENUES	—	263,417	113,630	(14,976)	362,071

Gross Profit	—	25,614	19,013	(454)	44,173

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	22,226	9,942	(390)	31,778

GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)

AMORTIZATION EXPENSE	—	207	479	—	686

Operating Income	—	9,256	8,592	(64)	17,784

OTHER (INCOME) EXPENSE	—	(3,701)	9,613	—	5,912

INTEREST EXPENSE (INCOME)	—	7,415	1,060	(776)	7,699

Income (Loss) Before Provision for Income Taxes	—	5,542	(2,081)	712	4,173

PROVISION (BENEFIT) FOR INCOME TAXES	—	2,267	(1,649)	—	618

NET INCOME (LOSS)	$—	$3,275	$(432)	$712	$3,555

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,709	$6,889	$—	$8,598
Accounts receivable, net	—	106,690	34,376	—	141,066
Inventories, net	—	58,235	42,631	(674)	100,192
Prepaid expenses and other current assets	—	5,086	8,792	—	13,878
Deferred income taxes	—	15,223	2,575	(1,173)	16,625

Total current assets	—	186,943	95,263	(1,847)	280,359
PROPERTY, PLANT AND EQUIPMENT, net	—	83,152	13,988	—	97,140
INVESTMENT IN SUBSIDIARIES	427,792	(110,463)	45,503	(362,832)	—
GOODWILL	—	113,940	41,518	—	155,458
INTANGIBLE ASSETS, net	—	83,606	13,008	—	96,614
OTHER ASSETS, net	—	13,796	4,638	(7,175)	11,259

TOTAL ASSETS	$427,792	$370,974	$213,918	$(371,854)	$640,830

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$119	$—	$—	$119
Accounts payable	—	60,526	36,349	—	96,875
Accrued liabilities	—	31,455	13,102	(1,949)	42,608

Total current liabilities	—	92,100	49,451	(1,949)	139,602
LONG-TERM DEBT, net of current maturities	—	171,521	25,742	(25,716)	171,547
DEFERRED TAX LIABILITIES	—	35,084	(816)	(7,176)	27,092
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	6,608	10,957	—	17,565
OTHER LONG-TERM LIABILITIES	—	484	10,087	—	10,571

Total liabilities	—	305,797	95,421	(34,841)	366,377
STOCKHOLDERS’ INVESTMENT	427,792	65,177	118,497	(337,013)	274,453

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$427,792	$370,974	$213,918	$(371,854)	$640,830

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$3,275	$(432)	$712	$3,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	7,128	2,348	—	9,476
Noncash amortization of debt financing costs	—	449	—	—	449
Stock-based compensation expense	—	1,944	—	—	1,944
Gain on sale of long-lived assets	—	(6,049)	(17)	—	(6,066)
Deferred income tax benefit	—	(1,922)	(1,961)	—	(3,883)
Noncash gain on forward exchange contracts	—	—	5,936	—	5,936
Change in other operating items	—	(16,771)	(5,058)	(712)	(22,541)

Net cash (used in) provided by operating activities	—	(11,946)	816	—	(11,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5,564)	(1,260)	—	(6,824)
Proceeds from disposal/sale of property, plant and equipment	—	7,434	20	—	7,454
Other asset and liabilities	—	(676)	(4,301)	—	(4,977)

Net cash provided by (used in) investing activities	—	1,194	(5,541)	—	(4,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(89,000)	—	—	(89,000)
Borrowings under revolving credit facility	—	101,000	—	—	101,000
Payments on capital lease obligations	—	(57)	(7)	—	(64)
Other, net	—	(251)	—	—	(251)

Net cash provided by (used in) financing activities	—	11,692	(7)	—	11,685
EFFECT OF CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	—	(580)	3,103	—	2,523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	360	(1,629)	—	(1,269)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,349	8,518	—	9,867

End of period	$—	$1,709	$6,889	$—	$8,598

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$118,831	$43,973	$(4,238)	$158,566

COST OF REVENUES	—	108,408	37,371	(3,832)	141,947

Gross Profit	—	10,423	6,602	(406)	16,619

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,045	3,842	(277)	14,610

AMORTIZATION EXPENSE	—	104	155	—	259

RESTRUCTURING CHARGES	—	998	—	—	998

Operating (Loss) Income	—	(1,724)	2,605	(129)	752

OTHER INCOME	—	(425)	(1,678)	—	(2,103)

INTEREST EXPENSE	—	3,204	332	—	3,536

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Provision for Income Taxes	—	(4,527)	3,826	(129)	(830)

(BENEFIT) PROVISION FOR INCOME TAXES	—	(1,789)	1,190	—	(599)

NET (LOSS) INCOME	$—	$(2,738)	$2,636	$(129)	$(231)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$277,230	$85,853	$(5,716)	$357,367

COST OF REVENUES	—	246,824	72,671	(5,016)	314,479

Gross Profit	—	30,406	13,182	(700)	42,888

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	23,009	7,717	(562)	30,164

AMORTIZATION EXPENSE	—	207	155	—	362

RESTRUCTURING CHARGES	—	998	—	—	998

Operating Income	—	6,192	5,310	(138)	11,364

OTHER (INCOME) EXPENSE	—	(356)	573	—	217

INTEREST EXPENSE	—	6,560	613	—	7,173

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Provision for Income Taxes	—	(36)	3,999	(138)	3,825

PROVISION FOR INCOME TAXES	—	38	1,059	—	1,097

NET (LOSS) INCOME	$—	$(74)	$2,940	$(138)	$2,728

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,349	$8,518	$—	$9,867
Accounts receivable, net	—	242,842	34,824	(169,979)	107,687
Inventories, net	—	58,757	38,238	(610)	96,385
Prepaid expenses	—	3,175	7,914	5,419	16,508
Deferred income taxes	—	15,223	624	(2,858)	12,989

Total current assets	—	321,346	90,118	(168,028)	243,436
PROPERTY, PLANT AND EQUIPMENT, net	—	85,817	12,441	—	98,258
INVESTMENT IN SUBSIDIARIES	417,428	(100,082)	45,502	(362,848)	—
GOODWILL	—	113,787	37,402	—	151,189
INTANGIBLE ASSETS, net	—	83,800	13,775	—	97,575
OTHER ASSETS, net	—	8,631	—	—	8,631
DEFERRED INCOME TAXES	—	4,172	3,323	(7,495)	—

TOTAL ASSETS	$417,428	$517,471	$202,561	$(538,371)	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$116	$—	$—	$116
Accounts payable	—	220,923	42,089	(169,979)	93,033
Accrued liabilities	—	21,128	9,426	2,561	33,115

Total current liabilities	—	242,167	51,515	(167,418)	126,264
LONG-TERM DEBT, net	—	159,581	25,744	(25,716)	159,609
DEFERRED TAX LIABILITIES	—	35,387	(816)	(7,495)	27,076
OTHER LONG-TERM LIABILITIES	—	7,614	13,191	—	20,805

Total liabilities	—	444,749	89,634	(200,629)	333,754
STOCKHOLDERS’ INVESTMENT	417,428	72,722	112,927	(337,742)	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$417,428	$517,471	$202,561	$(538,371)	$599,089

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(74)	$2,940	$(138)	$2,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,377	1,350	—	7,727
Noncash amortization of debt financing costs	—	416	20	—	436
Loss on early extinguishment of debt	—	24	125	—	149
Stock-based compensation expense	—	1,696	—	—	1,696
Loss on sale of assets	—	119	22	—	141
Deferred income tax provision	—	(224)	(46)	—	(270)
Noncash loss on forward exchange contracts	—	—	586	—	586
Change in other operating items	—	(5,023)	15,285	138	10,400

Net cash provided by operating activities	—	3,311	20,282	—	23,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5,037)	(1,494)	—	(6,531)
Proceeds from disposal/sale of property, plant and equipment	—	—	101	—	101
Post-acquisition and acquisition payments, net of cash received	—	—	(487)	—	(487)
Other asset and liabilities	—	(21)	—	—	(21)

Net cash used in investing activities	—	(5,058)	(1,880)	—	(6,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	463	—	—	463
Excess tax benefits from equity incentive plans	—	39	—	—	39
Repayment of revolving credit facility	—	(47,500)	(8,911)	—	(56,411)
Borrowings under revolving credit facility	—	47,500	7,426	—	54,926
Repayments of long-term debt	—	—	(10,295)	—	(10,295)
Other, net	—	(59)	(9)	—	(68)

Net cash provided by (used in) financing activities	—	443	(11,789)	—	(11,346)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	20	(725)	—	(705)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,284)	5,888	—	4,604

CASH AND CASH EQUIVALENTS:
Beginning of period	—	18,268	1,553	—	19,821

End of period	$—	$16,984	$7,441	$—	$24,425

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the Heavy-duty (Class 8) truck market, the construction, military, bus and agriculture market and the specialty transportation markets. As a result of our leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end-user, the driver. Our products include suspension seat systems, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, mirrors, wiper systems, electronic wire harness assemblies and controls and switches specifically designed for applications in commercial vehicles.
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
Demand for our products is dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on heavy truck commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 is expected to remain close to 2007 levels as weakness in the overall North American economy continues to impact production related orders.
Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Class 8 trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Class 8 trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Class 8 trucks or the mix of options or the particular type of vehicle or model can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand increases for higher content vehicles, our revenues and gross profit will be positively impacted.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	88.8	89.5	89.1	88.0

Gross Profit	11.2	10.5	10.9	12.0
Selling, General and Administrative Expenses	8.0	9.2	7.8	8.4
Gain on Sale of Long-Lived Assets	—	—	(1.5)	—
Amortization Expense	0.2	0.2	0.2	0.1
Restructuring Charges	—	0.6	—	0.3

Operating Income	3.0	0.5	4.4	3.2
Other (Income) Expense	(1.8)	(1.3)	1.5	0.1
Interest Expense	1.8	2.2	1.9	2.0
Loss on Early Extinguishment of Debt	—	0.1	—	—

Income (Loss) Before Provision for Income Taxes	3.0	(0.5)	1.0	1.1
Provision (Benefit) for Income Taxes	1.5	(0.4)	0.2	0.3

Net Income (Loss)	1.5%	(0.1)%	0.8%	0.8%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues. Revenues increased approximately $50.7 million, or 32.0%, to $209.2 million in the three months ended June 30, 2008 from $158.6 million in the three months ended June 30, 2007. This increase resulted primarily from a 27% increase in North American Heavy-duty (Class 8) truck production and changes in our other key markets which resulted in approximately $24.2 million of increased revenues from our North American operations. Acquisitions made during the three month period ended December 31, 2007 increased our revenues by approximately $18.9 million while production levels for our European, Australian and Asian markets increased revenues by approximately $6.8 million. In addition, translation of our foreign operations into U.S. dollars increased our revenues by approximately $0.8 million over the prior year period.
Gross Profit. Gross profit increased approximately $6.8 million, or 40.9%, to $23.4 million in the three months ended June 30, 2008 from $16.6 million in the three months ended June 30, 2007. As a percentage of revenues, gross profit increased to 11.2% in the three months ended June 30, 2008 from 10.5% in the three months ended June 30, 2007. This increase resulted primarily from the increase in revenues versus the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.2 million, or 14.7%, to $16.8 million in the three months ended June 30, 2008 from $14.6 million in the three months ended June 30, 2007. The increase from the prior year period was primarily due to higher wages, benefits and other related expenses to support our ongoing growth initiatives.
Amortization Expense. Amortization expense was approximately $0.3 million for the three months ended June 30, 2008 and 2007, which primarily represents the amortization of definite-lived intangible assets for our C.I.E.B. and PEKM acquisitions.
Restructuring Charges. We did not record restructuring charges for the three months ended June 30, 2008, compared to $1.0 million for the three month period ended June 30, 2007.
Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have designated that future forward contracts will be accounted for as cash flow hedges. All previously existing forward foreign exchange contracts will be marked-to-market and the fair value of contracts recorded in the condensed consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The gain of approximately $3.8 million in the three months ended June 30, 2008, and the gain of $2.1 million in the three months ended June 30, 2007 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense increased approximately $0.3 million to $3.8 million in the three months ended June 30, 2008 from $3.5 million in the three months ended June 30, 2007. This increase was due to higher average outstanding indebtedness during the period primarily as a result of the acquisitions made during the three months ended December 31, 2007.
Loss on Early Extinguishment of Debt. We did not record a loss on early extinguishment of debt for the three months ended June 30, 2008 compared to $0.1 million recorded during the prior year period which related to the repayment of our foreign denominated term loan and subsequent write off of a proportionate amount of our deferred financing fees.
Provision (Benefit) for Income Taxes. Our effective tax rate was 51.1% for the three months ended June 30, 2008 and 72.2% for the same period in 2007. An income tax provision of approximately $3.2 million was made for the three months ended June 30, 2008 compared to an income tax benefit of $0.6 million for the three months ended June 30, 2007. The decrease in effective rate from the prior year quarter can be primarily attributed to our tax position in certain geographical regions and certain one-time tax adjustments.
Net Income (Loss). Net income increased approximately $3.3 million to $3.1 million in the three months ended June 30, 2008, compared to a loss of $0.2 million in the three months ended June 30, 2007, primarily as a result of the factors discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues. Revenues increased approximately $48.9 million, or 13.7%, to $406.2 million in the six months ended June 30, 2008 from $357.4 million in the six months ended June 30, 2007. This increase resulted primarily from the acquisitions made during the three month period ended December 31, 2007 which increased our revenues by approximately $38.7 million and production levels for our European, Australian and Asian markets which increased revenues by approximately $13.2 million. In addition, translation of our foreign operations into U.S. dollars increased our revenues by approximately $1.9 million over the prior year period. Offsetting these increases was a 10% decrease in North American Heavy-duty (Class 8) production and changes in our other key markets which resulted in approximately $4.9 million of net decreased revenues from our North American operations.
Gross Profit. Gross profit increased approximately $1.3 million, or 3.0%, to $44.2 million in the six months ended June 30, 2008 from $42.9 million in the six months ended June 30, 2007. As a percentage of revenues, gross profit decreased to 10.9% in the six months ended June 30, 2008 from 12.0% in the six months ended June 30, 2007. The decrease in gross profit as a percentage of revenues resulted primarily from the reduction in revenues from our North American operations and the reduced gross profit margin percentage from our acquisitions over the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.6 million, or 5.4%, to $31.8 million in the six months ended June 30, 2008 from $30.2 million in the six months ended June 30, 2007. The increase from the prior year period was primarily due to higher wages, benefits and other related expenses to support our ongoing growth and strategic initiatives.
Gain on Sale of Long-Lived Assets. We recognized a gain on sale of long-lived assets of approximately $6.1 million for the six months ended June 30, 2008 from the sale of our Seattle, Washington facility.
Amortization Expense. Amortization expense increased to approximately $0.7 million for the six months ended June 30, 2008 from approximately $0.4 million in the six months ended June 30, 2007. This increase was primarily the result of the purchase price allocation of definite-lived intangible assets for our C.I.E.B. and PEKM acquisitions.
Restructuring Charges. We did not record restructuring charges for the six months ended June 30, 2008, compared to $1.0 million for the six months ended June 30, 2007.
Other Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have designated that future forward contracts will be accounted for as cash flow hedges. All previously existing forward foreign exchange contracts will be marked-to-market and the fair value of contracts recorded in the condensed consolidated balance sheets with the off setting non-cash gain or loss recorded in our consolidated statements of operations. The expense of approximately $5.9 million and $0.2 million, respectively, in the six months ended June 30, 2008 and 2007 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.
Interest Expense. Interest expense increased approximately $0.5 million to $7.7 million in the six months ended June 30, 2008 from $7.2 million in the six months ended June 30, 2007. This increase was primarily due to higher average outstanding indebtedness during the period primarily as a result of the acquisitions made during the three month period ended December 31, 2007.
Loss on Early Extinguishment of Debt. We did not record a loss on early extinguishment of debt for the six months ended June 30, 2008 compared to $0.1 million recorded during the prior year period which related to the repayment of our foreign denominated term loan and subsequent write off of a proportionate amount of our deferred financing fees.
Provision for Income Taxes. Our effective tax rate was 14.8 % for the six months ended June 30, 2008 and 28.7% for the same period in 2007. An income tax provision of approximately $0.6 million was recorded for the six months ended June 30, 2008 compared to an income tax provision of $1.1 million for the six months ended June 30, 2007. The decrease in effective rate from the prior year period can be primarily attributed to our tax position in certain geographical regions and certain one-time tax adjustments.
Net Income. Net income increased approximately $0.9 million to $3.6 million in the six months ended June 30, 2008, compared to $2.7 million in the six months ended June 30, 2007, primarily as a result of the factors discussed above.

Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2008, net cash used in operations was approximately $11.1 million compared to net cash provided by operations of $23.6 million from the prior year period. The use of cash for the six months ended June 30, 2008 was primarily a result of the increase in accounts receivable.
Net cash used in investing activities was approximately $4.4 million for the six months ended June 30, 2008 compared to net cash used in investing activities of approximately $6.9 million for the comparable period in 2007. The net cash used primarily reflects ongoing capital expenditure purchases and post-acquisition adjustments which was partially offset by the sale of long lived assets.
Net cash provided by financing activities was approximately $11.7 million for the six months ended June 30, 2008, compared to net cash used in financing activities of $11.3 million in the same period of 2007. The net cash provided by financing activities was principally from borrowings under our revolving credit facility to fund ongoing operational activities for the six months ended June 30, 2008. Net cash used in financing activities for the six months ended June 30, 2007, represents the repayment of our foreign denominated term loan.
Debt and Credit Facilities
As of June 30, 2008, we had an aggregate of approximately $171.7 million of outstanding indebtedness excluding approximately $1.9 million of outstanding letters of credit under various financing arrangements. The indebtedness consisted of:
•	$21.5 million under our revolving credit facility, which provides for up to $50.0 million of borrowings;

•	$0.2 million of capital lease obligations; and

•	$150.0 million of 8.0% senior notes due 2013.
As of June 30, 2008, $21.5 million of the revolving credit facility borrowings were denominated in U.S. dollars. Availability under our revolving credit facility was reduced by $1.9 million of letters of credit outstanding as of June 30, 2008. The weighted average rate of borrowings under the revolving credit facility for the six months ended June 30, 2008 was approximately 8.0%.
Based on the provisions of EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $3.7 million in deferred fees relating to the senior credit agreement and senior notes were outstanding at June 30, 2008 and are being amortized over the life of the agreements.
Under the terms of our senior credit agreement, as amended by the Eleventh Amendment, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $50.0 million; provided, that the $50.0 million cap is subject to increase to $75.0 million and then $100.0 million upon satisfaction of certain financial covenant tests. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year, a minimum ratio of EBITDA to cash interest expense, a fixed charge coverage ratio and a maximum ratio of total indebtedness to EBITDA. The EBITDA to cash interest expense ratio, fixed charge coverage ratio and the maximum ratio of total indebtedness to EBITDA for the three months then ended, as measured at the end of each fiscal quarter is set forth below:

EBITDA to Cash
Quarter(s) Ending	Interest Expense Ratio
06/30/2008 and 09/30/2008	2.25 to 1.00
12/31/2008 and each fiscal quarter thereafter	2.50 to 1.00

Fixed Charge
Quarter(s) Ending	Coverage Ratio
06/30/2008	.85 to 1.00
09/30/2008, 12/31/2008 and 03/31/2009	.90 to 1.00
6/30/2009	1.00 to 1.00
9/30/2009	1.15 to 1.00
12/31/2009 and each fiscal quarter thereafter	1.25 to 1.00

Maximum Ratio of
Quarter(s) Ending	Total Indebtedness
06/30/2008	5.65 to 1.00
09/30/2008	5.15 to 1.00
12/31/2008	4.75 to 1.00
03/31/2009	4.50 to 1.00
06/30/2009	4.00 to 1.00
09/30/2009	3.50 to 1.00
12/31/2009 and each fiscal quarter thereafter	3.00 to 1.00
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, change of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable. The senior credit agreement is collateralized by substantially all of our assets and the assets of our subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to this financing only secure foreign borrowings. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our senior credit agreement as of June 30, 2008.
We believe that cash flow from operating activities together with available borrowings under our senior credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. We regularly review acquisition and additional opportunities, which may require additional debt or equity financing.
Update on Contractual Obligations
We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. During the current quarter, we did not release any tax reserves due to expiring statute of limitations. At June 30, 2008, we have provided a liability for $2.8 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN No. 48 was $0.5 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders:
At the annual meeting of stockholders held May 20, 2008:
a.	The following directors were elected for terms expiring at the annual meeting in 2011:

	Votes For	Votes Withheld
David R. Bovee	20,385,440	831,590
Scott D. Rued	20,426,940	790,090
Mervin Dunn and S. A. Johnson continue to serve as directors for terms expiring at the annual meeting in 2009; and Scott C. Arves, Robert C. Griffin and Richard A. Snell continue to serve as directors for terms expiring at the annual meeting in 2010.

b.	The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified:

Shares Voted For	Shares Voted
Proposal	Against Proposal	Abstain	Broker Non-Votes
20,762,141	449,254	5,635	0

Item 6. Exhibits:

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: August 7, 2008	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)