Form 10-Q
period 2008-09-30
Commercial Vehicle Group, Inc.
filed 2008-11-07
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐      No☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2008 was 21,536,814 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$192,860	$160,918	$599,104	$518,285

COST OF REVENUES	175,952	143,099	538,023	457,578

Gross Profit	16,908	17,819	61,081	60,707

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,983	14,665	47,761	44,829

GAIN ON SALE OF LONG-LIVED ASSET	—	—	(6,075)	—

AMORTIZATION EXPENSE	379	169	1,065	531

RESTRUCTURING CHARGES	—	182	—	1,180

Operating Income	546	2,803	18,330	14,167

OTHER (INCOME) EXPENSE	(72)	4,339	5,840	4,556

INTEREST EXPENSE	3,708	3,242	11,407	10,415

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	149

(Loss) Income Before Provision for Income Taxes	(3,090)	(4,778)	1,083	(953)

(BENEFIT) PROVISION FOR INCOME TAXES	(487)	(2,096)	131	(999)

NET (LOSS) INCOME	$(2,603)	$(2,682)	$952	$46

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.12)	$(0.13)	$0.04	$0.00

Diluted	$(0.12)	$(0.13)	$0.04	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,537	21,438	21,537	21,413

Diluted	21,537	21,438	21,700	21,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,922	$9,867
Accounts receivable, net of reserve for doubtful accounts of $3,703 and $3,758, respectively	128,053	107,687
Inventories, net	97,456	96,385
Prepaid expenses	12,020	16,508
Deferred income taxes	17,218	12,989

Total current assets	262,669	243,436

PROPERTY, PLANT AND EQUIPMENT, net	94,119	98,258
GOODWILL	153,273	151,189
INTANGIBLE ASSETS, net of accumulated amortization of $2,723 and $1,687, respectively	96,239	97,575
OTHER ASSETS, net	11,706	8,631

TOTAL ASSETS	$618,006	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$120	$116
Accounts payable	100,955	93,033
Accrued liabilities	36,595	33,115

Total current liabilities	137,670	126,264

LONG-TERM DEBT, net of current maturities	159,510	159,609
DEFERRED TAX LIABILITIES	27,770	27,076
PENSION AND OTHER POST-RETIREMENT BENEFITS	15,456	18,335
OTHER LONG-TERM LIABILITIES	11,544	2,470

Total liabilities	351,950	333,754

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,536,814 and 21,536,814 shares issued and outstanding, respectively	215	215
Treasury stock purchased from employees; 28,153 shares	(414)	(414)
Additional paid-in capital	180,321	177,421
Retained earnings	89,770	88,818
Accumulated other comprehensive loss	(3,836)	(705)

Total stockholders’ investment	266,056	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$618,006	$599,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$952	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,165	11,789
Noncash amortization of debt financing costs	685	644
Loss on early extinguishment of debt	—	149
Share-based compensation expense	2,900	2,246
(Gain) loss on sale of long-lived assets	(5,945)	133
Deferred income tax (benefit) provision	(3,951)	1,681
Noncash loss on forward exchange contracts	5,786	5,048
Change in other operating items	(7,588)	9,214

Net cash provided by operating activities	7,004	30,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,978)	(11,229)
Proceeds from disposal/sale of property, plant and equipment	7,470	102
Post-acquisition and acquisitions payments, net of cash received	(2,083)	(817)
Other assets and liabilities	(956)	(498)

Net cash used in investing activities	(6,547)	(12,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	463
Excess tax benefit from equity incentive plans	—	73
Repayment of revolving credit facility	(146,500)	(72,984)
Borrowings under revolving credit facility	146,500	82,987
Repayments of long-term borrowings	—	(10,295)
Payments on capital lease obligations	(96)	(94)
Debt issuance costs and other, net	(251)	—

Net cash (used in) provided by financing activities	(347)	150

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,055)	(404)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,945)	18,254
CASH AND CASH EQUIVALENTS:
Beginning of period	9,867	19,821

End of period	$7,922	$38,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,651	$12,790

Cash received for income taxes, net	$(4,031)	$(4,371)

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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2007 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected in future operating quarters.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159, which amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, allows certain financial assets and liabilities to be recognized, at our election, at fair market value with any gains or losses for the period recorded in the statement of income. We adopted SFAS No. 159 on January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material impact on our consolidated financial position and results of operations
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Currently, the assumptions used to measure our annual defined benefit pension and other post-retirement benefit plan expenses are determined as of October 1 or December 31 (measurement dates) for our various plans, and all plan assets and liabilities are generally reported as of those dates. We are currently assessing the impact of the measurement date change of SFAS No. 158 on our consolidated financial position and results of operations.
In April 2007, FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007. We elected not to net fair value amounts for our derivative instruments or the fair value amounts recognized for our right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. The adoption of FSP FIN No. 39-1 did not have a material impact on our consolidated financial position and results of operations.
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
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS be adjusted retroactively. This FSP is not anticipated to have an impact on our consolidated financial position and results of operations.

3. Fair Value Measurement
In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS No. 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. These include goodwill, other nonamortizable intangible assets and unallocated purchase price for recent acquisitions, which are included within other assets.
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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
As of September 30, 2008, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$1,950	$—	$1,950	$—
Deferred compensation (2)	1,435	1,435	—	—

Total assets	$3,385	$1,435	$1,950	$—

Derivative liabilities (1)	$9,233	$—	$9,233	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.
4. Restructuring Activities
     On May 22, 2007, our Board of Directors approved the closing of our Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen our long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure was substantially completed as of December 31, 2007. We estimate that we will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $1.6 million, consisting of employee related costs of approximately $0.6 million and facility exit and other contractual costs of approximately $1.0 million. We have incurred costs of approximately $1.4 million in the 12 months ended December 31, 2007 consisting of approximately $0.8 million of employee related costs, $0.5 million of facility exit and other contractual costs and $0.1 million in noncash expense related to the write-down of certain assets. For the nine months ended September 30, 2008, we have incurred approximately $0.5 million of facility exit and contractual costs, which were offset by reduced employee related costs and noncash write-down of certain assets of approximately $0.2 and $0.1 million, respectively. A summary of the restructuring activities as of September 30, 2008 is as follows (in thousands):

Employee
Costs
Balance — December 31, 2007	$646
Provision adjustment	(206)
Deductions for payments made	(416)

Balance — September 30, 2008	$24

As part of our restructuring activities, we sold the land and building of our Seattle, Washington facility with a carrying value of approximately $1.2 million for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the nine months ended September 30, 2008.
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
As of September 30, 2008, there was approximately $4.3 million of unearned compensation related to non-vested share-based compensation arrangements granted under our Second Amended and Restated Equity Incentive Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the November 2005 awards, 13 months for the November 2006, February 2007 and March 2007 awards and 25 months for the October 2007 awards, respectively.
We currently estimate the forfeiture rate for our restricted stock grants at 9.1% for all participants in the plan.
The following table summarizes information about the non-vested restricted stock grants as of September 30, 2008:

		Weighted-Average
		Grant-Date Fair
	Shares (000’s)	Value
Nonvested at December 31, 2007	520	$16.94
Granted	—	—
Vested	—	—
Forfeited	(7)	14.94

Nonvested at September 30, 2008	513	$16.96

The following table summarizes information about the stock options granted in 1998 and 2004 as of September 30, 2008 and changes during the nine-month period ending September 30, 2008:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
Stock Options	(000’s)	Exercise Price	Life (Years)	Value (000’s)
Outstanding at December 31, 2007	750	$12.45	6.5	$2,013
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Oustanding at September 30, 2008	750	$12.45	5.8	$1,058

Exercisable at September 30, 2008	750	$12.45	5.8	$1,058

As of September 30, 2008, 806,049 shares of the 2.0 million shares authorized for issuance were available for issuance under our Second Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of September 30, 2008.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and for September 30, 2008, the effect of non-vested restricted stock (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income applicable to common shareholders — basic and diluted	$(2,603)	$(2,682)	$952	$46

Weighted average number of common shares outstanding	21,537	21,438	21,537	21,413
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	—	163	227

Dilutive shares outstanding	21,537	21,438	21,700	21,640
Basic (loss) earnings per share	$(0.12)	$(0.13)	$0.04	$0.00

Diluted (loss) earnings per share	$(0.12)	$(0.13)	$0.04	$0.00

For the three months ended September 30, 2008, diluted loss per share excludes approximately 211 thousand of outstanding stock options and non-vested restricted stock, as the effect would have been antidilutive. For the three months ended September 30, 2007, diluted loss per share excludes approximately 121 thousand of outstanding stock options and non-vested restricted stock, as the effect would have been antidilutive.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$60,505	$62,129
Work in process	23,236	19,811
Finished goods	19,626	19,862
Less excess and obsolete	(5,911)	(5,417)

	$97,456	$96,385

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
The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of our reporting unit to our carrying value. Our reporting unit is consistent with the reportable segment identified in Note 8 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. Our annual goodwill and indefinite-lived intangible asset analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge.
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
Our intangible assets as of September 30, 2008 and December 31, 2007 were comprised of the following (in thousands):

	September 30, 2008				December 31, 2007
	Weighted-				Weighted-
	Average	Gross		Net	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(1,160)	$8,630	30 years	$9,790	$(915)	$8,875
Licenses	7 years	438	(359)	79	7 years	438	(313)	125
Customer relationships	15 years	13,846	(1,145)	12,701	15 years	14,234	(459)	13,775
Non-compete agreement	1.5 years	88	(59)	29	N/A	—	—	—

		$24,162	$(2,723)	$21,439		$24,462	$(1,687)	$22,775

Indefinite-lived intangible assets:
Goodwill		$153,273	$—	$153,273		$151,189	$—	$151,189
Customer relationships		74,800	—	74,800		74,800	—	74,800

		$228,073	$—	$228,073		$225,989	$—	$225,989

Total consolidated goodwill and intangible assets				$249,512				$248,764

The aggregate intangible asset amortization expense was approximately $0.4 million and $0.1 million, respectively, for the three months ended September 30, 2008 and 2007 and approximately $0.9 million and $0.5 million, respectively, for the nine months ended September 30, 2008 and 2007.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2008, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2008	$1,379
2009	$1,327
2010	$1,249
2011	$1,249
2012	$1,249
2013	$1,249

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2008, were comprised of the following (in thousands):

Balance — December 31, 2007	$151,189
Currency translation adjustment	(1,766)
Post-acquisition adjustments	3,850

Balance — September 30, 2008	$153,273

We recorded post-acquisition adjustments of approximately $3.8 million primarily related to the recognition of loss contracts related to our acquisition of PEKM. There could be future adjustments based on the finalization of the purchase price allocations for our acquisitions.
10. Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Revolving credit facilities bore interest at a weighted average of 7.9% as of September 30, 2008 and 8.5% as of December 31, 2007	$9,500	$9,500
8.0% senior notes due 2013	150,000	150,000
Other	130	225

	159,630	159,725

Less current maturities	120	116

	$159,510	$159,609

Credit Agreement — We account for amendments to our revolving credit facility under the provisions of EITF No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements, and our term loan and 8.0% senior notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Historically, we have periodically amended the terms of our revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. We have not modified the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of our revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF No. 98-14. In connection with an amendment of our term loan, under the terms of EITF No. 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.
On March 11, 2008, we entered into the Eleventh Amendment to the Revolving Credit and Term Loan Agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide us with increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when our leverage ratio is equal to or greater than 4.0x; (iii) a reduction in availability under the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to $100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the senior credit agreement; and (v) an amendment to permit proposed future tax planning. Based on the provisions of EITF 98-14, approximately $0.3 million of third party fees relating to the senior credit agreement were capitalized and are being amortized over the remaining life of the senior credit agreement.
As of September 30, 2008, approximately $3.5 million in deferred fees relating to previous amendments of our senior credit agreement and fees related to the 8.0% senior notes offering were outstanding and are being amortized over the life of the agreements.

The senior credit agreement provides us with the ability to denominate a portion of our borrowings in foreign currencies. As of September 30, 2008, $9.5 million of the revolving credit facility borrowings were denominated in U.S. dollars.
Terms, Covenants and Compliance Status — Our senior credit agreement contains various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our senior credit agreement. We were in compliance with respect to these covenants as of September 30, 2008. Under this agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. Borrowings under the senior credit agreement are secured by specifically identified assets, comprising in total, substantially all of our assets and the subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to the financing only secure foreign borrowings. Additionally, as of September 30, 2008, we had outstanding letters of credit of approximately $1.9 million.
11. Income Taxes
We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2004. There is currently one income tax examination and one survey in process. We do not anticipate that any adjustments from these examinations will result in material changes to our consolidated financial position and results of operations.
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As of September 30, 2008, we have provided a liability for $2.9 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.9 million, the amount that would impact our effective tax rate, if recognized, is $1.8 million. The remaining $1.1 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.7 million accrued for the payment of interest and penalties at September 30, 2008, which is, included in the $2.9 million of unrecognized tax benefits.
During the current quarter, we increased our reserve balance for additional tax and interest by $0.2 million. We also released $0.1 million of tax reserves during the quarter, which related to tax, interest and penalties associated with items with expiring statute of limitations. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.9 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2008 (in thousands):

Balance — December 31, 2007	$3,958
Additional provisions recorded	2,608
Deduction for payments made	(2,674)
Currency translation adjustment	109

Balance — September 30, 2008	$4,001

Leases - We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2008, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of September 30, 2008, we had no such guarantees.
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
The following table summarizes the notional amount of our open foreign exchange contracts at September 30, 2008 (in thousands):

			U.S. $
	Local Currency	U.S. $	Equivalent Fair
	Amount	Equivalent	Value
Contracts to sell currencies:
Eurodollar	34,777	45,678	51,242
Swedish kronor	3,000	425	454
Japanese yen	2,285,000	21,143	22,785
Australian dollar	1,200	948	993
The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $7.3 million is comprised of $1.9 million in other long-term assets and $9.2 million in other long-term liabilities in the condensed consolidated balance sheet at September 30, 2008. The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $1.5 million is included in other long-term liabilities in the condensed consolidated balance sheet at December 31, 2007.
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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ending September 30 is as follows (in thousands):

					Other Post-
			Non-U.S. Pension		Retirement
	U.S. Pension Plans		Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007
Service cost	$69	$85	$—	$—	$5	$1
Interest cost	459	429	529	631	37	43
Expected return on plan assets	(497)	(389)	(412)	(603)	—	—
Recognized actuarial loss	(5)	—	51	51	(6)	20

Net periodic benefit cost	26	125	168	79	36	64
Special termination benefits	—	51	—	—	—	111

Net benefit cost	$26	$176	$168	$79	$36	$175

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the nine months ending September 30 is as follows (in thousands):

					Other Post-
			Non-U.S. Pension		Retirement
	U.S. Pension Plans		Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007
Service cost	$254	$335	$—	$—	$14	$14
Interest cost	1,372	1,310	1,911	1,826	112	111
Expected return on plan assets	(1,483)	(1,151)	(1,481)	(1,740)	—	—
Recognized actuarial loss	(9)	—	185	145	(17)	20

Net periodic benefit cost	134	494	615	231	109	145
Special termination benefits	—	161	—	—	—	303

Net benefit cost	$134	$655	$615	$231	$109	$448

We previously disclosed in our financial statements for the year ended December 31, 2007, that we expect to contribute approximately $2.7 million to our pension plans in 2008. As of September 30, 2008, approximately $2.3 million of contributions have been made to our pension plans. We anticipate contributing an additional $0.4 million to our pension plans in 2008 for total estimated contributions during 2008 of $2.7 million.
14. Comprehensive Income
We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive (loss) income consisted of the following as of September 30, 2008 (in thousands):

Foreign currency translation adjustment	$1,573
Pension liability	(5,406)
Unrealized loss on derivatives	(3)

$(3,836)

Comprehensive (loss) income for the nine months ended September 30 was as follows (in thousands):

	2008	2007
Net income	$952	$46
Other comprehensive income:
Foreign currency translation adjustment	(3,128)	2,851
Unrealized loss on derivative instruments	(3)	(1,085)

Comprehensive (loss) income	$(2,179)	$1,812

15. Related Party Transactions
On January 31, 2005, we entered into an advisory agreement with Hidden Creek Partners, LLC (“HCP”), pursuant to which HCP agreed to assist us in financing activities, strategic initiatives and acquisitions in exchange for an annual fee. In addition, we agreed to pay HCP a transaction fee for services rendered that relate to transactions we may enter into from time to time, in an amount that is negotiated between our Chief Executive Officer or Chief Financial Officer and approved by our Board of Directors. All of the principals of HCP are employees and managing directors of Thayer Capital. Scott Rued, the Company’s Chairman, is a managing partner of Thayer Capital and Richard Snell, a member of our Board of Directors and our Compensation Committee Chairman, is an operating partner of Thayer Capital. Thayer Capital, Scott Rued or Richard Snell are not a party to, and have no direct or indirect financial interest in the advisory agreement between us and HCP. For the nine months ended September 30, 2008 and 2007, we made payments under these arrangements of approximately $0.1 million and $0.2 million, respectively.
During May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS will manage a portion of the Company’s freight and logistics program as well as administer its payments to additional third party freight service providers. Scott D. Rued, the Company’s Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS. For the nine months ended September 30, 2008, we made payments under this arrangement of approximately $4.0 million.
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
The following consolidated financial information presents the financial information of the Company (the “Parent Company”), the guarantor companies and the non-guarantor companies in accordance with Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or con-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include all of their wholly owned subsidiaries accounted for under the equity method. The guarantor and non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$147,665	$53,617	$(8,422)	$192,860

COST OF REVENUES	—	135,798	48,240	(8,086)	175,952

Gross Profit	—	11,867	5,377	(336)	16,908

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,487	4,762	(266)	15,983

AMORTIZATION EXPENSE	—	103	276	—	379

Operating Income	—	277	339	(70)	546

OTHER EXPENSE (INCOME)	—	3,862	(3,934)	—	(72)

INTEREST EXPENSE	—	3,595	870	(757)	3,708

(Loss) Income Before Provision for Income Taxes	—	(7,180)	3,403	687	(3,090)

(BENEFIT) PROVISION FOR INCOME TAXES	—	(2,022)	1,535	—	(487)

NET (LOSS) INCOME	$—	$(5,158)	$1,868	$687	$(2,603)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$436,695	$186,261	$(23,852)	$599,104

COST OF REVENUES	—	399,215	161,870	(23,062)	538,023

Gross Profit	—	37,480	24,391	(790)	61,081

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	33,713	14,704	(656)	47,761

GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)

AMORTIZATION EXPENSE	—	310	755	—	1,065

Operating Income	—	9,532	8,932	(134)	18,330

OTHER EXPENSE	—	161	5,679	—	5,840

INTEREST EXPENSE	—	11,010	1,930	(1,533)	11,407

(Loss) Income Before Provision for Income Taxes	—	(1,639)	1,323	1,399	1,083

PROVISION (BENEFIT) FOR INCOME TAXES	—	245	(114)	—	131

NET (LOSS) INCOME	$—	$(1,884)	$1,437	$1,399	$952

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,490	$6,432	$—	$7,922
Accounts receivable, net	—	98,955	29,098	—	128,053
Inventories, net	—	58,514	39,685	(743)	97,456
Prepaid expenses and other current assets	—	6,181	5,839	—	12,020
Deferred income taxes	—	17,753	800	(1,335)	17,218

Total current assets	—	182,893	81,854	(2,078)	262,669

PROPERTY, PLANT AND EQUIPMENT, net	—	81,705	12,414	—	94,119
INVESTMENT IN SUBSIDIARIES	423,364	(106,034)	44,799	(362,129)	—
GOODWILL	—	113,967	39,306	—	153,273
INTANGIBLE ASSETS, net	—	83,508	12,731	—	96,239
OTHER ASSETS, net	—	13,600	5,282	(7,176)	11,706

TOTAL ASSETS	$423,364	$369,639	$196,386	$(371,383)	$618,006

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$120	$—	$—	$120
Accounts payable	—	71,180	29,775	—	100,955
Accrued liabilities	—	27,264	12,200	(2,869)	36,595

Total current liabilities	—	98,564	41,975	(2,869)	137,670
LONG-TERM DEBT, net of current maturities		159,490	25,736	(25,716)	159,510
DEFERRED TAX LIABILITIES	—	35,762	(816)	(7,176)	27,770
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	5,566	9,890	—	15,456
OTHER LONG-TERM LIABILITIES	—	1,111	10,433	—	11,544

Total liabilities	—	300,493	87,218	(35,761)	351,950
STOCKHOLDERS’ INVESTMENT	423,364	69,146	109,168	(335,622)	266,056

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$423,364	$369,639	$196,386	$(371,383)	$618,006

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(1,884)	$1,437	$1,399	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	10,678	3,487	—	14,165
Noncash amortization of debt financing costs	—	685	—	—	685
Stock-based compensation expense	—	2,900	—	—	2,900
Gain on sale of long-lived assets	—	(5,940)	(5)	—	(5,945)
Deferred income tax benefit	—	(1,833)	(2,118)	—	(3,951)
Noncash loss on forward exchange contracts	—	—	5,786	—	5,786
Change in other operating items	—	(3,993)	(2,195)	(1,400)	(7,588)

Net cash provided by operating activities	—	613	6,392	(1)	7,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7,809)	(3,169)	—	(10,978)
Proceeds from disposal/sale of property, plant and equipment	—	7,450	20	—	7,470
Post-acquisition and acquisitions payments, net		(181)	(1,902)	—	(2,083)
Other asset and liabilities	—	(957)	—	1	(956)

Net cash used in investing activities	—	(1,497)	(5,051)	1	(6,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(145,500)	(1,000)	—	(146,500)
Borrowings under revolving credit facility	—	145,500	1,000	—	146,500
Payments on capital lease obligations	—	(86)	(10)	—	(96)
Other, net	—	(251)	—	—	(251)

Net cash used in financing activities	—	(337)	(10)	—	(347)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1,362	(3,417)	—	(2,055)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	141	(2,086)	—	(1,945)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,349	8,518	—	9,867

End of period	$—	$1,490	$6,432	$—	$7,922

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$123,819	$40,029	$(2,930)	$160,918

COST OF REVENUES	—	111,832	33,776	(2,509)	143,099

Gross Profit	—	11,987	6,253	(421)	17,819

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,972	3,923	(230)	14,665

AMORTIZATION EXPENSE	—	103	66	—	169

RESTRUCTURING CHARGES	—	182	—	—	182

Operating Income	—	730	2,264	(191)	2,803

OTHER (INCOME) EXPENSE	—	(115)	4,454	—	4,339

INTEREST EXPENSE (INCOME)	—	3,268	(26)	—	3,242

(Loss) Before Income Taxes	—	(2,423)	(2,164)	(191)	(4,778)

BENEFIT FOR INCOME TAXES	—	(1,088)	(1,008)	—	(2,096)

NET LOSS	$—	$(1,335)	$(1,156)	$(191)	$(2,682)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$401,049	$125,882	$(8,646)	$518,285

COST OF REVENUES	—	358,656	106,447	(7,525)	457,578

Gross Profit	—	42,393	19,435	(1,121)	60,707

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	33,981	11,640	(792)	44,829

AMORTIZATION EXPENSE	—	310	221	—	531

RESTRUCTURING CHARGES	—	1,180	—	—	1,180

Operating Income	—	6,922	7,574	(329)	14,167

OTHER (INCOME) EXPENSE	—	(471)	5,027	—	4,556

INTEREST EXPENSE	—	9,828	587	—	10,415

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149

(Loss) Income Before Income Taxes	—	(2,459)	1,835	(329)	(953)

(BENEFIT) PROVISION FOR INCOME TAXES	—	(1,050)	51	—	(999)

NET (LOSS) INCOME	$—	$(1,409)	$1,784	$(329)	$46

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,349	$8,518	$—	$9,867
Accounts receivable, net	—	242,842	34,824	(169,979)	107,687
Inventories, net	—	58,757	38,238	(610)	96,385
Prepaid expenses	—	3,175	7,914	5,419	16,508
Deferred income taxes	—	15,223	624	(2,858)	12,989

Total current assets	—	321,346	90,118	(168,028)	243,436

PROPERTY, PLANT AND EQUIPMENT, net	—	85,817	12,441	—	98,258
INVESTMENT IN SUBSIDIARIES	417,428	(100,082)	45,502	(362,848)	—
GOODWILL	—	113,787	37,402	—	151,189
INTANGIBLE ASSETS, net	—	83,800	13,775	—	97,575
OTHER ASSETS, net	—	8,631	—	—	8,631
DEFERRED INCOME TAXES	—	4,172	3,323	(7,495)	—

TOTAL ASSETS	$417,428	$517,471	$202,561	$(538,371)	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$116	$—	$—	$116
Accounts payable	—	220,923	42,089	(169,979)	93,033
Accrued liabilities	—	21,128	9,426	2,561	33,115

Total current liabilities	—	242,167	51,515	(167,418)	126,264
LONG-TERM DEBT, net	—	159,581	25,744	(25,716)	159,609
DEFERRED TAX LIABILITIES	—	35,387	(816)	(7,495)	27,076
OTHER LONG-TERM LIABILITIES	—	7,614	13,191	—	20,805

Total liabilities	—	444,749	89,634	(200,629)	333,754
STOCKHOLDERS’ INVESTMENT	417,428	72,722	112,927	(337,742)	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$417,428	$517,471	$202,561	$(538,371)	$599,089

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(1,409)	$1,784	$(329)	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	9,702	2,087	—	11,789
Noncash amortization of debt financing costs	—	624	20	—	644
Loss on early extinguishment of debt	—	24	125	—	149
Stock-based compensation expense	—	2,246	—	—	2,246
Loss on sale of assets	—	107	26	—	133
Deferred income tax provision (benefit)	—	3,171	(1,490)	—	1,681
Noncash loss on forward exchange contracts	—	—	5,048	—	5,048
Change in other operating items	—	(4,945)	13,830	329	9,214

Net cash provided by operating activities	—	9,520	21,430	—	30,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,078)	(2,151)	—	(11,229)
Proceeds from disposal/sale of property, plant and equipment	—	—	102	—	102
Post-acquisition and acquisition payments, net of cash received	—	(330)	(487)	—	(817)

Other asset and liabilities	—	(26,338)	124	25,716	(498)

Net cash used in investing activities	—	(35,746)	(2,412)	25,716	(12,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	463	—	—	463
Excess tax benefits from equity incentive plans	—	73	—	—	73
Repayment of revolving credit facility	—	(64,000)	(8,984)	—	(72,984)
Borrowings under revolving credit facility	—	75,500	33,203	(25,716)	82,987
Repayments of long-term debt	—	—	(10,295)	—	(10,295)
Payments on capital lease obligations, other, net	—	(88)	(6)	—	(94)

Net cash provided by financing activities	—	11,948	13,918	(25,716)	150

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(404)	—	(404)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14,278)	32,532	—	18,254

CASH AND CASH EQUIVALENTS:
Beginning of period	—	18,268	1,553	—	19,821

End of period	$—	$3,990	$34,085	$—	$38,075

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
Demand for our products is dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on heavy truck commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 is expected to remain close to 2007 levels as weakness in the overall North American economy continues to impact production related orders. We expect this general weakness to continue through the end of 2008 due to the prevailing economic decline and the reluctance of trucking companies to invest during the conditions of today’s financial market . In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. If there is a sustained downturn in the economy or the disruption in the financial markets continues, we expect that low demand for Class 8 trucks will continue to have a negative impact on our revenues, operating results and financial position.
Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Class 8 trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Class 8 trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Class 8 trucks or the mix of options or the particular type of vehicle or model can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Demand for our products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market

(weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. While the medium/heavy construction equipment market tends to be less cyclical than the heavy-duty Class 8 market, it has been impacted by the current economic conditions and the level of major infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. If there is a sustained downturn in the global economy or the disruption in the financial markets continues, we expect that low demand for construction equipment will have a negative impact on our revenues, operating results and financial position.
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

Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	91.2	88.9	89.8	88.3

Gross Profit	8.8	11.1	10.2	11.7
Selling, General and Administrative Expenses	8.3	9.1	8.0	8.6
Gain on Sale of Long-Lived Assets	—	—	(1.0)	—
Amortization Expense	0.2	0.1	0.2	0.1
Restructuring Charges	—	0.1	—	0.2

Operating Income	0.3	1.8	3.0	2.8
Other Expense	—	2.7	1.0	0.9
Interest Expense	1.9	2.0	1.9	2.0
Loss on Early Extinguishment of Debt	—	—	—	—

(Loss) Income Before Provision for Income Taxes	(1.6)	(2.9)	0.1	(0.1)
Benefit for Income Taxes	(0.3)	(1.3)	—	(0.2)

Net (Loss) Income	(1.3)%	(1.6)%	0.1%	0.1%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues. Revenues increased approximately $32.0 million, or 19.8%, to $192.9 million in the three months ended September 30, 2008 from $160.9 million in the three months ended September 30, 2007. This increase resulted primarily from the acquisitions made during the three months ended December 31, 2007 which increased our revenues by approximately $16.8 million over the prior year period. In addition, a 10% increase in North American Heavy-duty (Class 8) truck production, raw material related price increases and changes in our other key markets in North America resulted in approximately $15.9 million of increased revenues. Production levels for our European, Australian and Asian markets increased revenues by approximately $0.4 million over the prior year period. In addition, translation of our foreign operations into U.S. dollars decreased our revenues by approximately $1.1 million over the prior year period.
Gross Profit. Gross profit decreased approximately $0.9 million, or 5.1%, to $16.9 million in the three months ended September 30, 2008 from $17.8 million in the three months ended September 30, 2007. As a percentage of revenues, gross profit decreased to 8.8% in the three months ended September 30, 2008 from 11.1% in the three months ended September 30, 2007. This decrease resulted primarily from lower gross profit margins of our acquisitions made in 2007 as well as incremental raw material and fuel based logistics costs over the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.3 million, or 9.0%, to $16.0 million in the three months ended September 30, 2008 from $14.7 million in the three months ended September 30, 2007. The increase from the prior year period was primarily due to an increase in stock compensation expense from the prior year as well as higher wages, benefits and other general expenses to support our ongoing growth initiatives.
Amortization Expense. Amortization expense was approximately $0.4 million and $0.2 million, respectively, for the three months ended September 30, 2008 and 2007, which primarily represents the amortization of definite-lived intangible assets for our C.I.E.B. and PEKM acquisitions.
Restructuring Charges. We did not record restructuring charges for the three months ended September 30, 2008, compared to $0.2 million of restructuring charges for the three month period ended September 30, 2007 related to the closure of our Seattle, Washington facility.
Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have designated that future forward contracts will be accounted for as cash flow hedges. All previously existing forward foreign exchange contracts will be marked-to-market and the fair value of contracts recorded in the condensed consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The gain of approximately $0.1 million in the three months ended September 30, 2008, and the expense of $4.3 million in the three months ended September 30, 2007 primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.

Interest Expense. Interest expense increased approximately $0.5 million to $3.7 million in the three months ended September 30, 2008 from $3.2 million in the three months ended September 30, 2007. This increase was due to higher average outstanding indebtedness during the period primarily as a result of borrowings under our revolving credit facility to fund the acquisitions made during the three months ended December 31, 2007.
Benefit for Income Taxes. Our effective tax rate was 15.8% for the three months ended September 30, 2008 and 43.9% for the same period in 2007. An income tax benefit of approximately $0.5 million was recorded for the three months ended September 30, 2008 compared to an income tax benefit of $2.1 million for the three months ended September 30, 2007. The decrease in effective rate from the prior year quarter can be primarily attributed to changes in consolidated or regional income levels, our tax position in certain geographical regions, tax credits and certain one-time tax adjustments.
Net Loss. Net loss decreased approximately $0.1 million to $2.6 million in the three months ended September 30, 2008, compared to a loss of $2.7 million in the three months ended September 30, 2007, primarily as a result of the factors discussed above.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues. Revenues increased approximately $80.8 million, or 15.6%, to $599.1 million in the nine months ended September 30, 2008 from $518.3 million in the nine months ended September 30, 2007. This increase resulted primarily from the acquisitions made during the three months ended December 31, 2007, which increased our revenues by approximately $55.5 million, and increased production levels for our European, Australian and Asian markets, which increased revenues by approximately $13.6 million. In addition, translation of revenues from our foreign operations into U.S. dollars increased our revenues by approximately $0.8 million over the prior year period. Although there was a decrease of approximately 4% in North American Heavy-duty (Class 8) production, revenues from our North American operations increased by approximately $10.9 million as a result of changes in other key markets as well as raw material related price increases.
Gross Profit. Gross profit increased approximately $0.4 million, or 0.6%, to $61.1 million in the nine months ended September 30, 2008 from $60.7 million in the nine months ended September 30, 2007. As a percentage of revenues, gross profit decreased to 10.2% in the nine months ended September 30, 2008 from 11.7% in the nine months ended September 30, 2007. This decrease resulted primarily from lower gross profit margins of our acquisitions made in 2007 as well as incremental raw material and fuel based logistics costs over the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.0 million, or 6.5%, to $47.8 million in the nine months ended September 30, 2008 from $44.8 million in the nine months ended September 30, 2007. The increase from the prior year period was primarily due to an increase in stock compensation expense from the prior year as well as higher wages, benefits and other general expenses to support our ongoing growth and strategic initiatives.
Gain on Sale of Long-Lived Assets. We sold the land and building of our Seattle, Washington facility with a carrying value of approximately $1.2 million for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the nine months ended September 30, 2008.
Amortization Expense. Amortization expense increased to approximately $1.1 million for the nine months ended September 30, 2008 from $0.5 million in the nine months ended September 30, 2007. This increase was primarily the result of the purchase price allocation of definite-lived intangible assets for our C.I.E.B. and PEKM acquisitions.
Restructuring Charges. We did not record restructuring charges for the nine months ended September 30, 2008, compared to approximately $1.2 million of restructuring charges for the nine months ended September 30, 2007, related to the closure of our Seattle, Washington facility.
Other Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion of the anticipated long or short position. We have designated that future forward contracts will be accounted for as cash flow hedges. All previously existing forward foreign exchange contracts will be marked-to-market and the fair value of contracts recorded in the condensed consolidated balance sheets with the off setting non-cash gain or loss recorded in our consolidated statements of operations. The expense of approximately $5.8 million and $4.6 million in the nine months ended September 30, 2008 and 2007, respectively, primarily represent the noncash change in value of the forward exchange contracts in existence at the end of each respective period.

Interest Expense. Interest expense increased approximately $1.0 million to $11.4 million in the nine months ended September 30, 2008 from $10.4 million in the nine months ended September 30, 2007. This increase was primarily due to higher average outstanding indebtedness during the period primarily as a result of borrowings under our revolving credit facility to fund the acquisitions made during the three months ended December 31, 2007.
Loss on Early Extinguishment of Debt. We did not record a loss on early extinguishment of debt for the nine months ended September 30, 2008 compared to $0.1 million recorded during the prior year period, which related to the repayment of our foreign denominated term loan and subsequent write off of a proportionate amount of our deferred financing fees.
Provision (Benefit) for Income Taxes. Our effective tax rate was 12.1 % for the nine months ended September 30, 2008 and 104.8% for the same period in 2007. An income tax provision of approximately $0.1 million was recorded for the nine months ended September 30, 2008 compared to an income tax benefit of $1.0 million for the nine months ended September 30, 2007. The change in effective rate from the prior year period can be primarily attributed to changes in consolidated or regional income levels, our tax position in certain geographical regions, tax credits and certain one-time tax adjustments.
Net Income. Net income increased approximately $0.9 million to approximately $1.0 million in the nine months ended September 30, 2008, compared to $46 thousand in the nine months ended September 30, 2007, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2008, net cash provided by operations was approximately $7.0 million compared to net cash provided by operations of $31.0 million from the prior year period. The net cash provided for the nine months ended September 30, 2008 was primarily a result of the increase in accounts receivable.
Net cash used in investing activities was approximately $6.5 million for the nine months ended September 30, 2008 compared to net cash used in investing activities of approximately $12.4 million for the comparable period in 2007. The net cash used primarily reflects ongoing capital expenditure purchases and post-acquisition adjustments, which was partially offset by the sale of long-lived assets.
Net cash used in financing activities was approximately $0.3 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $0.1 million in the same period of 2007. The net cash used in financing activities was principally from borrowings under our revolving credit facility to fund ongoing operational activities for the nine months ended September 30, 2008.
Debt and Credit Facilities
As of September 30, 2008, we had an aggregate of approximately $159.6 million of outstanding indebtedness excluding approximately $1.9 million of outstanding letters of credit under various financing arrangements. The indebtedness consisted of:
•	$9.5 million under our revolving credit facility, which provides for up to $50.0 million of borrowings;

•	$0.1 million of capital lease obligations; and

•	$150.0 million of 8.0% senior notes due 2013.
As of September 30, 2008, $9.5 million of the revolving credit facility borrowings were denominated in U.S. dollars. Availability under our revolving credit facility was reduced by $1.9 million of letters of credit outstanding as of September 30, 2008. The weighted average rate of borrowings under the revolving credit facility for the nine months ended September 30, 2008 was approximately 7.9%.

The revolving credit facility is available until January 31, 2010. Based on the provisions of EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $3.5 million in deferred fees relating to the senior credit agreement and senior notes were outstanding at September 30, 2008 and are being amortized over the life of the agreements.
Under the terms of our senior credit agreement, as amended by the Eleventh Amendment, availability under the revolving credit facility is subject to the lesser of (i) a borrowing base that is equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory, or (ii) $50.0 million; provided, that the $50.0 million cap is subject to increase to $75.0 million and then $100.0 million upon satisfaction of certain financial covenant tests. Borrowings under the senior credit agreement bear interest at a floating rate, which can be either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The senior credit agreement contains various financial covenants, including, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year, a minimum ratio of EBITDA to cash interest expense, a fixed charge coverage ratio and a maximum ratio of total indebtedness to EBITDA. The EBITDA to cash interest expense ratio, fixed charge coverage ratio and the maximum ratio of total indebtedness to EBITDA for the three months then ended, as measured at the end of each fiscal quarter is set forth below:

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
The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, dividends, change of control, incurring indebtedness, making loans and investments and transactions with affiliates. If we do not comply with such covenants or satisfy such ratios, our lenders could declare a default under the senior credit agreement, and our indebtedness thereunder could be declared immediately due and payable, which would have a material adverse effect on our business and financial condition. The senior credit agreement also contains customary events of default. We were in compliance with all of our respective financial covenants under our senior credit agreement as of September 30, 2008. We continue to operate in a challenging economic environment, and our ability to comply with these covenants and satisfy these ratios may be affected by economic or business conditions beyond our control.
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
Update on Critical Accounting Policies and Estimates
Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets Impairment
Our accounting policies and estimates related to goodwill, indefinite-lived intangibles and long-lived assets are disclosed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2007. The following update should be read in conjunction with the information included therein. Demand for our products is dependent on the number of new heavy truck and construction equipment commercial vehicles manufactured, which is, in turn, a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates, among other factors. The recent financial crisis may have an adverse effect on the U.S. and world economies such that demand for our products could be reduced below our current expectations. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of new commercial vehicles or our ability to secure long-term financing. If there is a sustained downturn in the economy or the disruption of the financial and credit markets continues, demand for our products could fall below our current expectations and our forecasts of revenues and operating results could decline. Impairment write downs of our goodwill, indefinite-lived intangibles or long-lived assets may be required in the future if our expected future cash flows decline.
Update on Contractual Obligations
We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. During the current quarter, we increased our reserve balance for additional tax and interest by $0.2 million. We also released $0.1 million of tax reserves during the quarter, which related to tax, interest and penalties associated with items with expiring statute of limitations. At September 30, 2008, we have provided a liability for $2.9 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN No. 48 was $1.2 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes made by governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; and (ix) various other risks as outlined in our SEC filings. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
There was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the additional risk factors set forth below to address the effect of the current economic and financial crisis:
Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.
Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our senior credit agreement to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under our senior credit agreement will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. The recent financial crisis may also have an adverse effect on the U.S. and world economies, which would have a negative impact on demand for our products. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of new commercial vehicles or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

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

COMMERCIAL VEHICLE GROUP, INC.
Date: November 7, 2008	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)