Form 10-K
period 2008-12-31
Commercial Vehicle Group, Inc.
filed 2009-03-16
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2008	000-50890

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1990662 (I.R.S. Employer Identification No.)

7800 Walton Parkway New Albany, Ohio (Address of Principal Executive Offices)	43054 (Zip Code)

Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2008, was $201,369,211.

As of February 27, 2009, 21,746,415, shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 14, 2009 (the “2009 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms and (viii) our ability to obtain future financing due to changes in the lending markets or our financial position. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I

Item 1.	Business

Overview

Commercial Vehicle Group, Inc. (a Delaware corporation formed in August 2002) and its subsidiaries, is a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty truck market, the construction and agriculture markets and the specialty and military transportation markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

New commercial vehicle demand in the North American Class 8 truck market has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of Class 8 heavy trucks in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved from 2004 to 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007 and 2008, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

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

Industry

Within the commercial vehicle industry, we sell our products primarily to the global OEM truck market (approximately 44% of our 2008 revenues), the global construction OEM market (approximately 24% of our 2008 revenues) and the aftermarket and OEM service organizations (approximately 12% of our 2008 revenues). The majority of our remaining 20% of 2008 revenues was derived primarily from other global commercial vehicle and specialty markets.

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

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels for 2001 through 2008 in North America:

	2001	2002	2003	2004	2005	2006	2007	2008
	(Thousands of units)

Class 8 heavy trucks	146	181	182	269	341	376	212	205
Class 5-7 light and medium-duty trucks	189	194	188	225	245	275	206	158

Total	335	375	370	494	586	651	418	363

Source: ACT N.A. Commercial Vehicle OUTLOOK (March 2009)

The following describes the major segments of the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end users, and (3) the ability to meet just-in-time delivery requirements. According to ACT, four companies represented approximately 96% of North American Class 8 truck production in 2008. The percentages of Class 8 production represented by Daimler Trucks, International, PACCAR, and Volvo/Mack were approximately 31%, 26%, 24% and 15%, respectively. We supply products to all of these OEMs.

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

In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase, along with new truck sales. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly from December 2003 through 2005. In 2006, OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007 and 2008, the demand for North American Class 8 heavy trucks experienced a downturn as a result of 2006 pre-orders, a weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

The following table illustrates North American Class 8 truck build for the years 1998 to 2013:

North American Class 8 Truck Build Rates
(In thousands)

“E” — Estimated
Source: ACT Commercial Vehicle OUTLOOK (March 2009)

According to ACT, unit production for 2009 is estimated to decrease approximately 29% from 2008 levels to approximately 145,000 units. We believe that the slight decrease from 2007 to 2008 was impacted by the weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

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

Truck Freight Growth.  ACT projects that total U.S. freight composite, which is a measure of estimated freight hauled in a year calculated by weighting different sectors of the economy based on the amount of freight being generated by those sectors, will decrease in 2009. ACT forecasts that total U.S. freight composite will increase from 9.2 trillion in 2008 to 9.6 trillion in 2013, as summarized in the following graph:

Total U.S. Freight Composite
(In billions)

“E” — Estimated
Source: ACT Research Co. (2009).

Truck Replacement Cycle and Fleet Aging.  Since 1998, the average age of active Class 8 trucks has increased from approximately 5.5 years in 1998 to approximately 6.2 years in 2008. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks
(In years)

“E” — Estimated
Source: ACT Research Co. (2009).

Commercial Truck Aftermarket

Demand for aftermarket products tends to be counter cyclical to OEM demand because vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods. Therefore, aftermarket demand moderately increases during such periods. Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Aftermarket sales tend to be at a higher margin, as truck component suppliers are able to leverage their already established fixed cost base and exert moderate pricing power with their replacement parts. The recurring nature of aftermarket revenue provides some insulation to the overall cyclical nature of the industry, as it tends to provide a more stable stream of revenues.

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

Globalization of Suppliers.  Commercial vehicle OEMs manufacture and sell their products in various geographic markets around the world. Having operations in the geographic markets in which OEMs produce their global platforms enables suppliers to meet OEMs’ needs more economically and more efficiently.

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

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.  We believe that we are the leading supplier of seating systems and soft interior trim products, the only non-captive manufacturer of Class 8 truck body systems (which includes cab body assemblies) for the North American commercial vehicle heavy-truck market and one of the largest global suppliers of construction vehicle seating systems. Our products are marketed under brand names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These brands include KAB Seating, National Seating, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch® and Road Scan®.

Comprehensive Cab Product and Cab System Solutions.  We believe that we offer the broadest product range of any commercial vehicle cab supplier. We manufacture a broad base of products, many of which are critical to the interior and exterior subsystems of a commercial vehicle cab. We believe we are the only supplier worldwide with the capability to manufacture and offer complete cab systems in sequence, integrating interior trim and seats with the cab structure and the electronic wire harness and instrument panel assemblies. We also utilize a variety of different processes, such as urethane molding, injection molding, large composite molding, thermoforming and vacuum forming that enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, who increasingly require complete cab solutions from a single supply source. As a result, we believe that we have a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

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

Free Cash Flow Generation.  Our business benefits from modest capital expenditures and working capital requirements. Over the three years ended December 31, 2008, our consolidated capital expenditures averaged $17.4 million per year, which amounts to approximately 2% of consolidated net revenues.

Strong Relationships with Leading Customers and Major Fleets.  Because of our comprehensive product offerings, brand names and innovative product features, we believe we are an important long-term global supplier to many of the leading heavy-truck, construction and specialty commercial vehicle manufacturers such as International, PACCAR, Caterpillar, Daimler Trucks, Volvo/Mack, Oshkosh Corporation, Komatsu, MAN and Deere & Co. In addition, through our sales force and engineering teams, we maintain active relationships with the major heavy-duty truck fleet organizations that are end users of our products such as Yellow Roadway Corp., Swift Transportation, Schneider National and Ryder Leasing. As a result of our high-quality, innovative products, well-recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.

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

Proven Management Team.  Our management team is highly respected within the commercial vehicle market, and our seven senior executive officers have a combined average of 30 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions and improving processes through cyclical periods.

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

Leverage Our New Product Development Capabilities.  We continue to invest in our engineering capabilities and new product development in order to anticipate the evolving demands of our customers and end users. For example, we recently launched a suite of custom-engineered products including a “Green” Concept Seat, the GSX 3000 Global Seat and an “Aero” Concept Mirror. In addition, we also developed an over-molded, multi-wire harness and a modular wiper system. We believe we will continue to design and develop new products that add or improve content and increase cab comfort and safety.

Capitalize on Operating Leverage.  We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput and we continue to implement our Lean Manufacturing and Total Quality Production Systems (“TQPS”) programs. We believe our ongoing cost saving initiatives, supplier consolidation and sourcing efforts will enable us to continue to lower our manufacturing costs. As a result, we believe we are well positioned to improve our operating margins and capitalize on any volume increases with minimal additional capital expenditures.

Grow Sales to the Aftermarket.  While commercial vehicles have a relatively long life, certain components, such as seats, wipers and mirrors, are replaced more frequently; and unlike the new vehicle market, the North

American heavy duty truck aftermarket has been principally non-cyclical and grown steadily over the past several years. This growth has been driven primarily by an increasing number of vehicles in operation, growing average age of vehicles and number of miles driven per vehicle. We believe that there are opportunities to leverage our brand recognition to increase our sales to the replacement aftermarket. Since many aftermarket participants are small and locally focused, we plan to leverage our national presence to increase our market share in the fragmented aftermarket. We believe that the continued growth in the aftermarket represents an attractive opportunity to diversify our business due to its relative stability as well as the market penetration opportunity.

Pursue Strategic Acquisitions and Continue to Diversify Revenues.  We may selectively pursue complementary strategic acquisitions that allow us to leverage the marketing, engineering and manufacturing strengths of our business and expand our revenues to new and existing customers. The markets in which we operate are fragmented and provide for consolidation opportunities. Our acquisitions have enabled us to become a global supplier with the capability to offer complete cab systems in sequence, integrating interior trim and seats with the cab structure, to provide integrated electronic systems into our cab products and to expand the breadth of our interior systems capabilities. In addition, these acquisitions have allowed us to diversify our revenue base by customer, market, location or product offering.

Products

We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial truck, construction, bus, agricultural, military, end market industrial, marine, municipal, recreation and specialty vehicle. We believe fleets and OEMs continue to focus on cabs and interiors to differentiate their products and improve driver comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, window lifts, door locks, temperature measurement and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) electronic wire harnesses and panel assemblies. (3) cab structures, sleeper boxes, body panels and structural components (4) trim systems and components, and (5) mirrors, wipers and controls

See Notes 2 and 11 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

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

Sleeper Boxes.  We design, manufacture and assemble sleeper boxes primarily for heavy trucks in North America. We manufacture both integrated sleeper boxes that are part of the overall cab structure as well as standalone assemblies depending on the customer application. Sleeper boxes are typically constructed using aluminum exterior panels in combination with steel structural components delivered to our customers in line sequence after the final seal and E-coat process.

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

Body Panels and Structural Components.  We produce a wide range of both steel and aluminum large exterior body panels and structural components for the internal production of our cab structures and sleeper boxes as well as being sold externally to certain commercial vehicle OEMs. In addition, we also manufacture composite body panels utilizing virtual engineered composite (“VEC”) technology.

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

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices, which over the last several years, have increased significantly. As a result, we are being assessed surcharges and price increases on our purchases of steel, copper and petroleum-related products. We continue to work with our customers and suppliers to minimize the impact of such surcharges. Near the end of 2008, we began to see a reduction in the base prices for steel, copper and petroleum-based products, which we are using as leverage to pursue reductions in the related surcharges. Additionally, we continue to work diligently to find alternative supply sources to ensure we are buying at attractive prices. Certain component purchases and suppliers are directed by our customers. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck market. Approximately 44% of our 2008 revenues and approximately 41% of our 2007 revenues were derived from sales to commercial vehicle truck OEMs, with the remainder of our revenues being generated principally from sales to the construction, aftermarket and OEM service markets.

We supply our products primarily to the OEM truck market, construction market, the aftermarket and OEM service segment and other commercial vehicle and specialty markets. The following is a summary of our revenues by end-user market based on final destination customers and markets for the three years ended December 31:

	2008	2007	2006

Heavy Truck OEM	44%	41%	60%
Construction	24	26	18
Aftermarket and OEM Service	12	13	10
Military	8	6	3
Bus	3	3	2
Agriculture	1	1	1
Other	8	10	6

Total	100%	100%	100%

Our principal customers in North America include International, PACCAR, Caterpillar, Daimler Trucks and Volvo/ Mack. We believe we are an important long-term supplier to all leading truck manufacturers in North America because of our comprehensive product offerings, leading brand names and product innovation. In our European, China and Australian operations, our principal customers in the commercial vehicle market include Caterpillar, MAN, Komatsu, Volvo, Iveco, Hitachi, JCB Limited and CNH Global (Case New Holland).

The following is a summary of our significant revenues based on final destination customers and markets by OEM customer for the three years ended December 31:

	2008	2007	2006

International	15%	11%	22%
PACCAR	12	14	17
Caterpillar	11	11	8
Daimler Trucks	11	11	13
Volvo/Mack	10	11	13
Oshkosh Truck	5	4	2
Komatsu	3	3	2
MAN	3	1	0
Deere & Co.	2	3	2
Other	28	31	21

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2008.

Our European, China, Australian and Mexican operations collectively contributed approximately 26%, 23% and 13% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The change in revenue by geographic location in 2008 is primarily related to the impact of our PEKM acquisition.

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

Competition

Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. We believe we are the only supplier in the North American commercial vehicle market that can offer complete cab systems in sequence integrating interior systems (including seats, interior trim and flooring systems), mirrors and wire harnesses with the cab structure. A summary of our estimated market position and primary independent competitors is set forth below:

•	Seats and Seating Systems. We believe that we have the number one market position in North America supplying seats and seating systems to the commercial vehicle heavy-truck market. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Accuride Corporation, Grammer AG and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen.

•	Electronic Wire Harnesses and Panel Assemblies. We believe that we are a leading supplier of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as AFL, Delphi, Leoni, Nexans, PKC, Stoneridge, Yazaki, Sumitomo and smaller independent companies such as Fargo Assembly, Schofield and Unlimited Services.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We believe we are the leading non-captive supplier in the North American commercial vehicle heavy-truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna , Ogihara Corporation, Spartanburg Stamping, Able Body and Defiance Metal Products.

•	Trim Systems and Components. We believe that we have the number one market position in the North American commercial vehicle heavy-truck market with respect to our soft interior trim products and a leading presence in the hard interior trim market. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Fabriform, TPI, Findlay, Superior, Trim Masters, Inc. and Blachford Ltd.

•	Mirrors, Wipers and Controls. We believe that we are a leading supplier in the North American commercial vehicle heavy-truck market with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Johnson Electric, Trico and Valeo.

Research and Development, Design and Engineering

We have invested in a state-of-the-art research and development technology center. The facility includes secure design areas for our customers. From concept to prototyping, we offer our customers complete integrated design, prototype and evaluation services that are necessary in today’s demanding markets. With state-of-the-art laboratories for virtual driving, acoustics, thermal efficiency, durability, biomechanics, comfort, prototyping and process prove-out, we design integrated solutions for the end-user, the fleet manager and the OEM.

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

We are currently involved in the design stage of several products for our customers and expect to begin production of these products in the years 2009 to 2012.

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

We market our products under brand names that include KAB Seating, National Seating, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch® and Road Scan®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles soften during the holiday seasons in North America, Europe and Asia as OEM manufacturers generally close their production facilities at various times during the year.

Employees

As of December 31, 2008, we had approximately 5,905 permanent employees, of which approximately 18% were salaried and the remainder were hourly. Approximately 48% of the employees in our North American operations were unionized, and approximately 58% of our employees at our Europe and Asia operations were represented by shop steward committees. We have not experienced any material strikes, lockouts or work stoppages during 2008 and consider our relationship with our employees to be satisfactory. On an as needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2009 or 2010. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Government Regulations

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

Executive Officers of Registrant

The following table sets forth certain information with respect to our executive officers as of February 27, 2009:

Name	Age	Principal Position(s)

Gerald L. Armstrong	47	President and General Manager of Cab Systems
W. Gordon Boyd	61	Senior Advisor to the Chief Executive Officer
Mervin Dunn	55	President, Chief Executive Officer and Director
Kevin R.L. Frailey	42	Executive Vice President and General Manager for Electrical Systems
Milton D. Kniss	61	Executive Vice President and General Manager for Seating Systems
Chad M. Utrup	36	Executive Vice President, Chief Financial Officer and Secretary
James F. Williams	62	Vice President of Organizational Development

The following biographies describe the business experience of our executive officers:

Gerald L. Armstrong has served as President and General Manager of Cab Systems since December 2008. From November 2006 to December 2008, Mr. Armstrong served as President — CVG Global Truck. From April 2004 to November 2006, Mr. Armstrong served as President — CVG Americas and from July 2002 to April 2004 as Vice President and General Manager of National Seating and KAB North America. Prior to joining us, Mr. Armstrong served from 1995 to 2000 and from 2000 to July 2002 as Vice President and General Manager, respectively, of Gabriel Ride Control Products, a manufacturer of shock absorbers and related ride control products for the automotive and light truck markets, and a wholly-owned subsidiary of ArvinMeritor Inc. Mr. Armstrong began his service with ArvinMeritor Inc., a manufacturer of automotive and commercial vehicle components, modules and systems in 1987, and served in various positions of increasing responsibility within its light vehicle original equipment and aftermarket divisions before starting at Gabriel Ride Control Products. Prior to 1987, Mr. Armstrong held various positions of increasing responsibility including Quality Engineer and Senior Quality Supervisor and Quality Manager with Schlumberger Industries and Hyster Corporation.

W. Gordon Boyd has served as Senior Advisor to the Chief Executive Officer since December 2008. From November 2006 to December 2008, Mr. Boyd served as President — CVG Global Construction. From June 2005 to November 2006, Mr. Boyd served as President — CVG International and prior thereto served as our President — Mayflower Vehicle Systems from the time we completed the acquisition of Mayflower in February 2005. Mr. Boyd joined Mayflower Vehicle Systems U.K. as Manufacturing Director in 1993. In 2002, Mr. Boyd became President and Chief Executive Officer of MVS, Inc.

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

Kevin R.L. Frailey has served as Executive Vice President and General Manager for Electrical Systems since December 2008 and prior thereto served as the Executive Vice President of Business Development from February 2007 to December 2008. Prior to joining us, Mr. Frailey served as Vice President and General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the board of various joint ventures, most notably those of Arvin Sango, Inc., and AD Tech Co., Ltd.

Milton D. Kniss has served as Executive Vice President and General Manager for Seating Systems since December 2008, and prior thereto served as Vice President of Operations for Global Truck since March 2008 and Vice President of Strategic Integration since March 2007. Prior to joining us, Mr. Kniss served as President of the Control Systems Division of Dura Automotive Systems, Inc. (“Dura”) from 2000 to 2007. In October 2006, Dura filed a voluntary petition for reorganization under the federal bankruptcy laws. From 1981 to 2000, Mr. Kniss held several key management positions in operations at Dura.

Chad M. Utrup has served as the Chief Financial Officer since January 2003 and as an Executive Vice President since January 2009, and prior thereto served as the Vice President of Finance at Trim Systems since 2000. Prior to joining us in February 1998, Mr. Utrup served as a project management group member at Electronic Data Systems. While with Electronic Data Systems, Mr. Utrup’s responsibilities included financial support and implementing cost recovery and efficiency programs at various Delphi Automotive Systems support locations.

James F. Williams has served as the Vice President of Organizational Development since December 2008, and prior thereto served as Vice President of Human Resources since August 1999. Prior to joining us, Mr. Williams served as Corporate Vice President of Human Resources and Administration for SPECO Corporation from January 1996 to August 1999. From April 1984 to January 1996, Mr. Williams served in various key human resource management positions in General Electric’s Turbine, Lighting and Semi Conductor business. In addition, Mr. Williams served as Manager of Labor Relations and Personnel Services at Mack Trucks’ Allentown Corporate location from 1976 to 1984.

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

If any of these certain risks and uncertainties were to actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. These risks and uncertainties include, but are not limited to, the following:

•	Our results of operations could be significantly lower as a result of the severe downturn in the U.S. and global economy.

Our results of operations are directly impacted by changes in the United States economy and global economic conditions. The significant downturn in the United States and global economies during the fourth quarter of 2008 lowered demand for our products. This lower demand reduced our revenues by approximately 8% for the three months ended December 31, 2008 compared to the prior year period and reduced our operating income. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession could result in lower earnings and reduced cash flow that, over time, could have a material adverse impact our ability to fund our operations and capital requirements.

•	Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money from our existing lenders under our senior credit agreement to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under our new senior credit agreement will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of new commercial vehicles or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

•	Volatility and cyclicality in the commercial vehicle market could adversely affect us.

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 and 2008 as a result of pre-orders in 2006 in anticipation of the new EPA emission standards becoming effective in 2007 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. We cannot provide any assurance as to the length or ultimate level of the recovery of the current decline. We also cannot predict that the industry will follow past cyclical patterns that might include a strong 2009 pre-order in advance of new emissions standards set to take place in 2010. If unit production of class 8 heavy trucks declines further in 2009, it will continue to adversely affect our business and results of operations.

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

We may pursue additional acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in the agreement governing our new revolving credit facility may further limit our ability to complete acquisitions. There can be no assurance that we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If we fail to complete additional acquisitions, we may have difficulty competing with more thoroughly integrated competitors and our results of operations could be adversely affected. To the extent that we do complete additional acquisitions, if the expected synergies from such acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

•	We may be adversely impacted by labor strikes, work stoppages and other matters.

The hourly workforces at our Norwalk and Shadyside, Ohio facilities and Mexico operations are unionized. The unionized employees at these facilities represented approximately 48% of our employees in our North American operations as of December 31, 2008. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, 58% of our employees at our Europe and Asia operations are represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

•	Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material and adverse effect on our financial condition and results of operations.

We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environment and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material and adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2009 or 2010. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Sales to International, PACCAR, Caterpillar, Daimler Trucks and Volvo/Mack accounted for approximately 15%, 12%, 11%, 11% and 10%, respectively, of our revenue in 2008, and our ten largest customers accounted for approximately 72% of our revenue in 2008. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, China, Australia and Mexico, which accounted for approximately 26% of our revenues in 2008. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, China, Australia and Mexico, which accounted for approximately 26%, 23% and 13% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

•	Our common stock may be delisted from the NASDAQ Global Select Market if the closing price of our common stock is not maintained at $1.00 per share or higher.

Our common stock is listed on The NASDAQ Global Select Market. In order to maintain that listing, we are required to satisfy various minimum financial and market related requirements, including, among others, maintaining a $1.00 per share minimum closing bid price for our common stock. In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through April 19, 2009. Our common stock is currently trading below $1.00 per share. If the closing bid price of our common stock continues to fail to meet NASDAQ’s minimum closing bid price requirement for at least 30 consecutive trading days after April 19, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, NASDAQ may make a determination to delist our common stock. Any delisting could adversely affect our ability to sell our common stock, and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers and employees.

•	The market price of our common stock has declined substantially in recent months and may continue to be extremely volatile.

Our stock price has fluctuated since our initial public offering in August 2004. The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, including foreign currency exchange fluctuations, the gain or loss of significant orders, changes in earnings estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the commercial vehicle industry and other events or factors. In addition, the equity markets in general have recently experienced significant disruptions which have caused substantial volatility in the market price for many companies in industries similar or related to that of ours and which have been unrelated to the operating performance of these companies. The market price for shares of our common stock has declined substantially in recent months and could decline further if our future results of operations fail to meet or exceed the expectations of market analysis and investors or current economic or market conditions persist or worsen.

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

•	The agreement governing our new revolving credit facility contains financial covenants, and that agreement and the indenture governing the 8.0% senior notes due 2013 contain other covenants that may restrict our current and future operations. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

We entered into a loan and security agreement on January 7, 2009 (the “Loan and Security Agreement”) providing for a new revolving credit facility that replaced our prior revolving credit facility. Under the Loan and Security Agreement, we are required to comply with a minimum operating performance covenant, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities — Loan and Security Agreement.” On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement to provide us with relief under this covenant in 2009 and to make certain other changes, including an increase in the applicable margin for borrowings, capital expenditure limitations for 2009 and a temporary decrease in domestic availability. We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. If we are not in compliance with these covenants and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms, if at all. In addition, if we do not comply with the financial or other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

In addition, the Loan and Security Agreement and the indenture governing the 8.0% senior notes due 2013 contain covenants that, among other things, restricts our ability to:

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

The aggregate amount of our outstanding indebtedness was $164.9 million as of December 31, 2008. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the notes. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to you as a shareholder. For example, it could:

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

As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity and intend to apply this strategy to those operations acquired through acquisitions. We may be unsuccessful in achieving these objectives which could adversely affect our operating results and financial condition. In addition, we may incur restructuring charges in the future and such charges could adversely affect our operating results and financial condition. In February 2009, we announced a restructuring plan that includes a 15% reduction in salaried workforce and the closure of five of our smaller manufacturing warehousing and assembly facilities. We estimate we will record charges incurred in connection with the restructuring of approximately $2.5 million, consisting of approximately $1.5 million of severance costs and $1.0 million of facility closure costs. We estimate that all of the restructuring charges will be incurred as future cash expenditures, of which approximately $2.2 million is expected to be incurred in 2009 and approximately $0.3 million is expected to be incurred in 2010. We expect to substantially complete the restructuring by April 2009, but we may not be successful in reducing our costs within the expected time frame or at all.

•	Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary in conjunction with the execution of our periodic asset impairment assessment and testing policy.

We are required to perform impairment tests annually or at any time when events occur that could affect the value of our assets. Significant and unanticipated changes in circumstances, such as the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions, may result in a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. During the fourth quarter of 2008, we determined that the significant declines in economic and industry conditions and the decline in our stock price were impairment indicators. As a result, we recorded impairments of approximately $144.7 million of goodwill and approximately $62.8 million of intangible assets relating to our customer relationships. At December 31, 2008, we had other intangible assets of approximately $34.6 million.

We perform our annual indefinite-lived intangible asset impairment analysis in the second quarter of our fiscal year. If macroeconomic conditions deteriorate further in 2009, we may be required to record additional impairment charges in the future. We are also required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We may be required to record a significant charge to earnings in a period in which any impairment of our intangible assets is determined.

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

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Douglas, Arizona	Warehouse Facility	20,000 sq. ft.	Leased
Monona, Iowa	Wire Harness Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness Assembly	36,000 sq. ft.	Leased
Dekalb, Illinois	Cab Assembly	60,000 sq. ft.	Leased
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Wixom, Michigan	Engineering	7,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina (2 facilities)	Interior Trim, Seats	163,000 sq. ft.	Leased
Concord, North Carolina (3 facilities)	Injection Molding and Warehouse Facility	208,000 sq. ft.	Leased
Norwalk, Ohio (3 facilities)	Cab, Sleeper Box, Assembly	360,000 sq. ft.	Owned/Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Chillicothe, Ohio	Interior Trim	62,000 sq. ft.	Owned
Bellaire, Ohio	Warehouse Facility	41,000 sq. ft.	Leased
New Albany, Ohio	Corporate Headquarters / R&D	89,000 sq. ft.	Leased
Canby, Oregon	Electronics Assembly	4,000 sq. ft.	Leased
Tigard, Oregon	Interior Trim	121,000 sq. ft.	Leased
Lake Oswego, Oregon	RIM Process	24,000 sq. ft.	Leased
Vonore, Tennessee (2 facilities)	Seats, Mirrors	245,000 sq. ft.	Owned/Leased
Tellico Plains, Tennessee (2 facilities)	Cut and Sew, Warehouse Facility	148,000 sq. ft.	Leased
Pikeville, Tennessee	Cut and Sew	15,000 sq. ft.	Leased
Dublin, Virginia	Interior Trim, Seats	79,000 sq. ft.	Owned
Vancouver, Washington (2 facilities)	Interior Trim	63,000 sq. ft.	Leased

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Agua Prieta, Mexico (2 facilities)	Wire Harness Assembly	205,000 sq. ft.	Leased
Northampton, United Kingdom	Seat Assembly	210,000 sq. ft.	Leased
Seneffs (Brussels), Belgium	Seat Assembly	35,000 sq. ft.	Leased
Brisbane, Australia	Seat Assembly	50,000 sq. ft.	Leased
Shanghai, China (2 facilities)	Seat Assembly	76,500 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seat Assembly	52,000 sq. ft.	Owned
Liberec, Czech Republic (2 facilities)	Wire Harness Assembly	200,000 sq. ft.	Leased
Kamyanets-Podilsky, Ukraine	Wire Harness Assembly	46,000 sq. ft.	Leased

We also have leased sales and service offices located in the United States, Australia and France.

Utilization of our facilities varies with North American, European and Asian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan, Aurora, Illinois and New Albany, Ohio facilities which are administrative offices and our leased warehouse facilities in Douglas, Arizona, Tellico Plains, Tennessee and Bellaire, Ohio.

In February 2009, we announced the closure of the following facilities: our assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. We expect to substantially complete these closures by April 2009.

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

There were no matters submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low

Year Ended December 31, 2008:
Fourth Quarter	$7.20	$0.78
Third Quarter	$14.21	$7.11
Second Quarter	$14.42	$8.84
First Quarter	$14.86	$7.89
Year Ended December 31, 2007:
Fourth Quarter	$16.38	$12.11
Third Quarter	$19.29	$12.71
Second Quarter	$21.03	$17.70
First Quarter	$22.24	$18.82

As of February 27, 2009, there were 127 holders of record of our outstanding common stock.

We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the credit agreement governing our new revolving credit facility.

The following graph compares the cumulative 52-month total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a customized peer group of five companies that includes: Accuride Corporation, ArvinMeritor, Inc, Cummins, Inc., Eaton Corp. and Stoneridge, Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on August 5, 2004 and tracks it through December 31, 2008.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
Among Commercial Vehicle Group, Inc., The NASDAQ Composite Index
and Commercial Vehicle Supplier Composite Index

*	Based on $100 invested on August 5, 2004 and, for purposes of the indexes, assumes the reinvestment of dividends.

	08/05/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Commercial Vehicle Group, Inc.	$100.00	$166.64	$143.36	$166.41	$110.69	$7.10
NASDAQ Composite Index	$100.00	$115.11	$118.04	$132.29	$144.44	$84.15
Commercial Vehicle Supplier Composite Index	$100.00	$116.59	$109.70	$131.37	$201.30	$94.38

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2008:

(c) Total
			Number of	(d) Maximum
			Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares (or Units)
	(a) Total	(b) Average	Publicly	that May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	per Share (or	Plans or	the Plans or
	Purchased	Unit)	Programs	Prgrams

Month #1
(October 1, 2008 through October 31, 2008)	18,321	$2.24	—	—
Month #2
(November 1, 2008 through November 30, 2008)	—	—	—	—
Month #3
(December 1, 2008 through December 31, 2008)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2008, however, our employees surrendered 18,321 shares of our common stock to satisfy the tax withholding obligations on the vesting of restricted stock awards issued under our Second Amended and Restated Equity Incentive Plan.

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

Material Events Affecting Financial Statement Comparability:

Collectively, our acquisitions of Mayflower, Monona and Cabarrus in 2005 and our acquisition of C.I.E.B. in 2006 and our acquisition of PEKM, Gage and Short Bark in 2007 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005, Note 3 to our consolidated financial statements contained in Items 8 of our Annual report on Form 10-K for the year ended December 31, 2006 and Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues	$763,489	$696,786	$918,751	$754,481	$380,445
Cost of revenues	689,284	620,145	768,913	620,031	309,696

Gross profit	74,205	76,641	149,838	134,450	70,749
Selling, general and administrative expenses	62,764	55,493	51,950	44,564	28,985
Share-based compensation expense(1)	—	—	—	—	10,125
Amortization expense	1,379	894	414	358	107
Gain on sale of long-lived asset	(6,075)	—	—	—	—
Goodwill and intangible asset impairment	207,531	—	—	—	—
Restructuring charges	—	1,433	—	—	—

Operating (loss) income	(191,394)	18,821	97,474	89,528	31,532
Loss (gain) on foreign currency forward contracts and other	13,945	9,361	(3,468)	(3,741)	(1,247)
Interest expense	15,389	14,147	14,829	13,195	7,244
Loss on early extinguishment of debt	—	149	318	1,525	1,605

(Loss) income before income taxes	(220,728)	(4,836)	85,795	78,549	23,930
(Benefit) provision for income taxes	(13,969)	(1,585)	27,745	29,138	6,481

Net (loss) income	$(206,759)	$(3,251)	$58,050	$49,411	$17,449

(Loss) earnings per share:(2)
Basic	$(9.58)	$(0.15)	$2.74	$2.54	$1.13
Diluted	$(9.58)	$(0.15)	$2.69	$2.51	$1.12
Weighted average common shares outstanding:
Basic	21,579	21,439	21,151	19,440	15,429
Diluted	21,579	21,439	21,545	19,697	15,623

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$102,469	$117,172	$135,368	$119,104	$41,727
Total assets	354,761	599,089	590,822	543,883	225,638
Total liabilities, excluding debt	145,924	174,029	163,803	150,797	60,667
Total debt	164,895	159,725	162,114	191,009	53,925
Total stockholders’ investment	43,942	265,335	264,905	202,077	111,046
Other Data:
Adjusted EBITDA(3)	$15,179	$25,736	$115,607	$103,808	$38,741
Net cash provided by (used in):
Operating activities	9,743	47,575	36,922	44,156	34,177
Investing activities	(10,134)	(53,292)	(27,625)	(188,569)	(8,907)
Financing activities	5,043	(2,394)	(27,952)	188,547	(28,427)
Depreciation and amortization	19,062	16,425	14,983	12,064	7,567
Capital expenditures, net	12,523	17,274	22,389	20,669	8,907
North American Heavy-duty (Class 8) Truck Production (units)(4)	205,000	212,000	376,000	341,000	269,000

(1)	Share-based compensation expense in 2004 is related to options issued in conjunction with our initial public offering that vested immediately. Subsequent share-based compensation is recorded in selling, general and administrative expenses.

(2)	Earnings (loss) per share has been calculated giving effect to the reclassification of our outstanding classes of common stock into one class of common stock and, in connection therewith, a 38.991-to-one stock split.

(3)	Adjusted EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable GAAP measure, in the accompanying financial tables. Adjusted EBITDA is defined as net earnings before interest, taxes, depreciation, amortization, gains/losses on the sale of long-lived asset and goodwill and intangible asset impairment. In calculating Adjusted EBITDA, we exclude the effect of gains/losses on the sale of long-lived asset and goodwill and intangible asset impairment because our management believes that these items may not occur in certain periods and these items do not facilitate an understanding of our operating performance. Our management utilizes Adjusted EBITDA, in addition to the supplemental information, as an operating performance measure in conjunction with GAAP measures, such as net income and gross margin calculated in conformity with GAAP.

Our management uses Adjusted EBITDA, in addition to the supplemental information, as an integral part of its report and planning processes and as one of the primary measures to, among other things:

(i) monitor and evaluate the performance of our business operations;

(ii)	facilitate management’s internal comparisons of our historical operating performance of its business operations;

(iii)	facilitate management’s external comparisons of the results of its overall business to the historical operating performance of other companies that may have different capital structures and debt levels;

(iv)	review and assess the operating performance of our management team and as a measure in evaluating employee compensation and bonuses;

(v)	analyze and evaluate financial and strategic planning decisions regarding future operating investments; and

(vi)	plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Our management believes that Adjusted EBITDA, in addition to the supplemental information, is useful to investors as it provides them with disclosures of our operating results on the same basis as that used by our management. Additionally, our management believes that Adjusted EBITDA, in addition to the supplemental information, provides useful information to investors about the performance of our overall business because the measure eliminates the effects of certain unusual charges or gains that are not directly attributable to our underlying operating performance. Accordingly, we believe that the presentation of Adjusted EBITDA, when used in conjunction with the supplemental information and GAAP financial measures, is a useful financial analysis tool, used by our management as described above, that can assist investors in assessing our financial condition, operating performance and underlying strength. Adjusted EBITDA should not be considered in isolation or as a substitute for net income prepared in conformity with GAAP. Other companies may define Adjusted EBITDA differently. Adjusted EBITDA, as well as the other information in this filing, should be read in conjunction with our financial statements and footnotes contained in the documents that we file with the U.S. Securities and Exchange Commission.

The following is a reconciliation of Net Income to Adjusted EBITDA:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Net (loss) income	$(206,759)	$(3,251)	$58,050	$49,411	$17,449
Add (subtract):
Depreciation and amortization	19,062	16,425	14,983	12,064	7,567
Interest expense	15,389	14,147	14,829	13,195	7,244
(Benefit) provision for income taxes	(13,969)	(1,585)	27,745	29,138	6,481
Gain on sale of long-lived assets	(6,075)	—	—	—	—
Goodwill and intangible asset impairment	207,531	—	—	—	—

Adjusted EBITDA	$15,179	$25,736	$115,607	$103,808	$38,741

Supplemental Information:
Noncash loss (gain) on forward exchange contracts	$13,751	$9,967	$(4,203)	$(3,793)	$(1,290)
Nonrecurring (benefit) provision for prior period debt service	—	(584)	750	—	—
Loss on early extinguishment of debt	—	149	318	1,525	1,605
Miscellaneous expense (income)	194	(22)	(15)	52	43
Restructuring charges	—	1,433	—	—	—
Share based compensation expense	—	—	—	—	10,125

(4)	Source: ACT N.A. Commercial Vehicle OUTLOOK (March 2009)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the Heavy-duty (Class 8) truck market, the construction, military, bus and agriculture market and the specialty transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end-user, the driver. Our products include suspension seat systems, electronic wire harness assemblies, control and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on heavy truck commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continue to impact production related orders. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. If there is a sustained downturn in the economy or the disruption in the financial markets continues, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.

In 2008, approximately 40% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2008 was primarily derived from sales to OEMs in the global construction market, European truck market, aftermarket, OEM service organizations and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. If there is a sustained downturn in the global economy or the disruption in the financial markets continues, we expect that low demand for construction equipment could have a negative impact on our revenues, operating results and financial position.

Along with the United States, we have operations in Europe, China, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars. Weakening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $6.9 million decrease in our revenues in 2008 as compared to 2007 and strengthening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $11.0 million increase in 2007 as compared to 2006. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2008 as compared to 2007 and in 2007 as compared to 2006.

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

In February 2009, we announced a restructuring plan that includes a 15% reduction in salaried workforce and the closure of five of our smaller manufacturing warehousing and assembly facilities. The facilities to be closed include our assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The restructuring is being implemented to control our operating costs in light of the current condition of the global economy, and in particular the commercial vehicle markets. We expect to substantially complete the restructuring by April 2009.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements.

Revenue Recognition and Sales Commitments — We recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, and other authoritative accounting literature. These pronouncements generally require that we recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts.

Provisions for anticipated contract losses are recognized at the time they become evident. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had a provision for anticipated contract losses of $3.5 million as of December 31, 2008. We had a provision of $0.4 million as of December 31, 2007 and no such provision at December 31, 2006.

Goodwill and Intangible Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets. We review indefinite and definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2008. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, our management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. The valuation approaches we use include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods). To estimate the fair value of the reporting unit, earnings are emphasized in the Discounted Cash Flow, Guideline Company and the Transaction Methods. In addition, these methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples that are based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.

Intangible Assets — Indefinite-Lived

Basis for Accounting Treatment — Our indefinite-lived intangible assets consist of customer relationships acquired in the 2005 acquisitions of Mayflower and Monona. We have accounted for these customer relationships as indefinite-lived intangible assets, which we believe is appropriate based upon the following circumstances and conditions under which we operate:

Sourcing, Barriers to Entry and Competitor Risks — The customer sourcing decision for the Mayflower and Monona businesses is heavily predicated on price, quality, delivery and the overall customer relationship. Absent a significant change in any or all of these factors, it is unlikely that a customer would source production to an alternate supplier. In addition, the factors listed below impose a high barrier for new competitors to enter into this industry.

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

Duration and Strength of Existing Customer Relationships / Concentrations of Revenue — Mayflower and Monona have long-standing relationships with their existing customers and have experienced de minimis historical attrition. These relationships have endured over time and, accordingly, an assumption of prospective attrition is inconsistent with this historical experience and management’s expectations. Both Mayflower and Monona have a limited customer base, consisting of three primary customers, that has existed for many years, and we had pre-existing long-standing relationships with the same primary customers prior to the acquisitions of Mayflower and Monona, which in most cases have exceeded a period of 40 years. We believe the addition of Mayflower and Monona strengthened our existing customer relationships with such customers. Specifically:

Mayflower and Monona’s relationships with their customers’ key decision-making personnel are mature and stable.

•	Mayflower’s and Monona’s customers typically make purchasing decisions through a team approach versus a single decision maker. Mayflower and Monona have historically maintained strong relationships with individuals at all levels of the decision making process including the engineering, operations and purchasing functions in order to successfully minimize the impact of any employee turnover at the customer level.

The top three customers of Mayflower and Monona have been established customers for a substantial period of time.

•	Mayflower has had relationships with Volvo/Mack, Daimler Trucks and International since 1965, 1997 and 2001, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1949, 1954 and 1950, respectively. These customers comprised approximately 89%, 89% and 88% of Mayflower’s revenues for fiscal years 2008, 2007 and 2006, respectively.

•	Monona has had relationships with Deere & Co., Caterpillar and Oshkosh Corporation since 1969, 1970 and 1985, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1987, 1958 and 1950, respectively. These customers comprised approximately 85%, 84% and 85% of Monona’s revenues for fiscal years 2008, 2007 and 2006, respectively.

Valuation Methodology — For valuation purposes at the date of acquisition, the income approach using the discounted cash flow method was employed for the purpose of evaluating the Mayflower and Monona customer relationship intangible assets. Under this approach, we determined that the fair value of the Mayflower and Monona customer relationship intangible assets at their dates of acquisition was $45.9 million and $28.9 million, respectively. As of December 31, 2008, the fair value of the Mayflower and Monona customer relationship intangible assets was $0.0 and $26.0 million, respectively. See Note 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further information on our goodwill and intangible asset impairment.

Significant assumptions used in the valuation and determination of an indefinite useful life for these customer relationship intangible assets included the following:

•	The revenue projections that we relied upon to substantiate the economic consideration paid for the businesses is almost exclusively tied to the existing customer base. With regard to the valuation process, we projected less than 1% of total revenue in 2005 and 2006 to be lost due to core customer attrition and no core customer attrition thereafter.

•	Contributory asset charges were deducted for assets that contribute to income generation including: (i) net working capital; (ii) personal property; (iii) real property; (iv) tradename and trademarks; and (v) an assembled workforce.

•	The cash flows associated with the customer relationships acquired in the Mayflower and Monona transactions were discounted at a rate of return of 25.0% and 29.5%, respectively, which was approximately equal to the equity rate of return.

Intangible Assets — Definite-Lived

We review definite-lived intangible assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If events or circumstances change, a determination is made by management, in accordance with SFAS No. 144 to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

Goodwill and Intangible Asset Impairment

Our annual goodwill and intangible asset analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge. However, in response to the substantial changes in the global environment and the decline in our stock price during the fourth quarter of 2008, we determined that it was necessary to perform additional impairment testing. In connection with these tests, we determined that the fair value of our reporting unit was less than the carrying value of our net assets and resulted in the recording of a full impairment of goodwill of approximately $144.7 million.

In addition, we determined the fair value of our indefinite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment of approximately $48.8 million, which includes $45.9 million relating to Mayflower and $2.9 million relating to Monona.

We performed a recoverability test of our definite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment of approximately $14.0 million, which includes $4.4 million relating to C.I.E.B. and $9.6 million relating to PEKM.

For further information on our goodwill and intangible asset impairment, see Note 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Accounting for Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008, we determined that a valuation allowance of $44.6 million was needed against our deferred tax assets. This amount represents our total net deferred assets. Because we have a cumulative three-year loss, as defined by SFAS 109, we believe that it is appropriate to establish a valuation allowance equal to the total net deferred tax assets. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2008, our net deferred tax position is zero in our financials. The net deferred tax liability as of December 31, 2007 was $14.1 million. We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) in the first quarter 2007. The adoption of this interpretation changed the manner in which we evaluate recognition and measurement of uncertain tax positions.

Warranties — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty provisions was approximately $3.7 million, $4.0 million and $5.2 million at December 31, 2008, 2007 and 2006, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have another post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

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

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2008 was 6.1% for the U.S. and 6.5% for the non-U.S. pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2008 and 2007, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans and 6.0% for the non-U.S. pension plans.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2008 pension and other post-retirement benefits results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2008:
Discount rate	$(326)	$176
Expected long-term rate of return on plan assets	$(478)	$478
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2008:
Discount rate	$(7,330)	$9,320

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008 and 2007. The rate was assumed to decrease gradually to 6.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2008 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$26	$(25)
Other post-retirement benefit liability	$96	$(90)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a full description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2008	2007	2006

Revenues	100.0%	100.0%	100.0%
Cost of revenues	90.3	89.0	83.7

Gross profit	9.7	11.0	16.3
Selling, general and administrative expenses	8.2	8.0	5.7
Amortization expense	0.2	0.1	—
Gain on sale of long-lived asset	(0.8)	—	—
Goodwill and intangible asset impairment	27.2	—	—
Restructuring charges	—	0.2	—

Operating (loss) income	(25.1)	2.7	10.6
Other expense (income)	1.8	1.3	(0.4)
Interest expense	2.0	2.0	1.6

(Loss) income before income taxes	(28.9)	(0.6)	9.4
(Benefit) provision for income taxes	(1.8)	(0.2)	3.0

Net (loss) income	(27.1)%	(0.4)%	6.4%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenues increased $66.7 million, or 9.6%, to $763.5 million for the year ended December 31, 2008 from $696.8 million for the year ended December 31, 2007. This change resulted primarily from:

•	increased acquisition related revenue of approximately $49.7 million from the full year impact of PEKM and Gage, which were acquired in October 2007;

•	fluctuations in production levels and net new business awards for our European, Australian and Asian markets of approximately $12.1 million;

•	fluctuations in productions levels, net new business awards and raw material surcharge recovery for our North American end markets were offset by a 3% decrease in North American Heavy-duty (class 8) truck production levels, resulting in approximately $11.8 million of net increased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars of approximately $6.9 million.

Gross Profit.  Gross profit decreased $2.4 million, or 3.2%, to $74.2 million for the year ended December 31, 2008 from $76.6 million for the year ended December 31, 2007. As a percentage of revenues, gross profit decreased to 9.7% for the year ended December 31, 2008 from 11.0% for the year ended December 31, 2007. This decrease resulted primarily from increases in our raw material costs and lower gross profit margins from our PEKM and Gage acquisitions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.3 million, or 13.1%, to $62.8 million for the year ended December 31, 2008 from $55.5 million for the year ended December 31, 2007. The increase resulted primarily from higher wages and benefits, incentive compensation, increased occupancy expense as well as increased stock compensation expense as compared to the prior year.

Amortization Expense.  Amortization expense increased to approximately $1.4 million for the year ended December 31, 2008 from approximately $0.9 million for the year ended December 31, 2007. This increase was primarily the result of the establishment of definite-lived intangible assets for our PEKM acquisition.

Gain on Sale of Long-Lived Assets.  We sold the land and building of our Seattle, Washington facility, with a carrying value of approximately $1.2 million, for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the year ended December 31, 2008.

Goodwill and Intangible Asset Impairment.  During the fourth quarter of 2008, we determined that the significant declines in economic and industry conditions and the decline in our stock price were impairment indicators. As a result, we recorded impairments of approximately $144.7 million of goodwill and $62.8 million of intangible assets related to our customer relationships.

Restructuring Charges.  In 2007, we approved the closure of our Seattle, Washington facility. In connection with the closure we incurred restructuring charges of approximately $1.4 million during the year ended December 31, 2007.

Other Expense (Income).  We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. We have designated that future forward contracts will be accounted for as cash flow hedges. All previously existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $13.9 million expense for the year ended December 31, 2008 and the $9.4 million expense for the year ended December 31, 2007 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.  Interest expense increased $1.3 million to $15.4 million for the year ended December 31, 2008 from $14.1 million for the year ended December 31, 2007. This increase was primarily the result of higher average outstanding debt balances.

Loss on Early Extinguishment of Debt.  In June 2007, we repaid our foreign denominated term loan in full. In connection with this loan repayment, we wrote off a proportionate amount of our debt financing costs of approximately $0.1 million.

(Benefit) Provision for Income Taxes.  Our effective tax rate during the year ended December 31, 2008 was 6.3% compared to 32.8% for 2007. Benefit for income taxes increased $12.4 million to a benefit of $14.0 million for the year ended December 31, 2008, compared to an income tax benefit of $1.6 million for the year ended December 31, 2007. The decrease in effective rate year over year can be primarily attributed to the impairment of nondeductible goodwill, the establishment of the valuation allowance for deferred tax assets and international statutory tax rates.

Net Loss.  Net loss increased $203.5 million to a loss of $206.8 million for the year ended December 31, 2008, compared to net loss of $3.3 million for the year ended December 31, 2007, primarily as a result of the factors discussed above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Revenues decreased $222.0 million, or 24.2%, to $696.8 million for the year ended December 31, 2007 from $918.8 million for the year ended December 31, 2006. This decrease resulted primarily from:

•	a 43.9% decrease in North American Heavy-duty (Class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulted in approximately $270.4 million of decreased revenues.

The decrease was partially offset by:

•	increased acquisition related revenue of approximately $29.0 million from the full year impact of the acquisition of C.I.E.B. and the partial year impact of PEKM and Gage;

•	an increase in production levels, fluctuations in content and net new business awards for our European, Australian and Asian markets of approximately $8.4 million;

•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars of approximately $11.0 million.

Gross Profit.  Gross profit decreased $73.2 million, or 48.9%, to $76.6 million for the year ended December 31, 2007 from $149.8 million for the year ended December 31, 2006. As a percentage of revenues, gross profit decreased to 11.0% for the year ended December 31, 2007 from 16.3% for the year ended December 31, 2006. This decrease resulted primarily from our inability to reduce fixed costs proportionate to the decrease in revenues from the prior period. We continued to seek material cost reductions, labor efficiencies and general operating cost reductions to generate additional profits during the year ended December 31, 2007.

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

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2008, cash provided by operations was approximately $9.7 million, compared to $47.6 million in the year ended December 31, 2007. This decrease was primarily the result of the change in accounts receivable during the year. Cash provided by operations in the year ended December 31, 2006 was $36.9 million.

Net cash used in investing activities was approximately $10.1 million for the year ended December 31, 2008 compared to $53.3 million in the year ended December 31, 2007 and $27.6 million in the year ended December 31, 2006. The amounts used in the year ended December 31, 2008, primarily reflect capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling, which was offset by the gain on sale of long-lived assets. The amounts used in the year ended December 31, 2007 primarily reflect capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling as well as the acquisitions of PEKM, Gage and SBI. The amounts used in the year December 31, 2006 primarily reflect capital expenditure purchases and the acquisition of C.I.E.B. Capital expenditures for 2009 are expected to be approximately $9.7 million.

Net cash provided by financing activities totaled approximately $5.0 million for the year ended December 31, 2008, compared to net cash used of $2.4 million in the year ended December 31, 2007 and $28.0 million in the year ended December 31, 2006. The net cash provided by financing activities in the year ended December 31, 2008 was primarily related to borrowings on our prior revolving credit facility to fund ongoing operations. The net cash used in financing activities in the year ended December 31, 2007 was primarily related to the repayment of our foreign denominated term loan. The net cash used in financing activities for December 31, 2006, was primarily related to our repayment of our U.S. dollar denominated term loan.

Debt and Credit Facilities

As of December 31, 2008, we had an aggregate of $164.9 million of outstanding indebtedness excluding $1.8 million of outstanding letters of credit under various financing arrangements and an additional $33.4 million of borrowing capacity under our prior revolving credit facility. The indebtedness consisted of the following:

•	$14.8 million under our prior revolving credit facility and $0.1 million of capital lease obligations. The weighted average rate on these borrowings, for the year ended December 31, 2008, was approximately 7.5% with respect to the revolving borrowings and;

•	$150.0 million of 8.0% senior notes due 2013.

Prior Senior Credit Agreement

In August 2004, in connection with our initial public offering, we entered into the prior senior credit agreement (the “prior senior credit agreement”), which provided for a revolving credit facility (the “prior revolving credit facility”) and a term loan. On January 7, 2009, the prior senior credit agreement was replaced with the Loan and Security Agreement (described below under “— Loan and Security Agreement”).

As of December 31, 2008, we had $14.8 million of the borrowings under our prior revolving credit facility, all of which were denominated in U.S. dollars, and no term loan borrowings. As of December 31, 2008, these borrowings bore interest at a rate of 7.5% per annum.

On March 11, 2008, we entered into the Eleventh Amendment to the prior senior credit agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the prior senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide us increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when our leverage ratio is equal to or greater than 4.0x; (iii) a reduction in the size of the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to $100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the senior credit agreement; and (v) an amendment to permit proposed future tax planning.

The prior revolving credit facility was available until January 31, 2010. Based on the provisions of EITF 98-14 and the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, approximately $3.9 million third party fees relating to the prior senior credit agreement and 8.0% senior notes due 2013 were capitalized at December 31, 2008 and were being amortized over the life of the prior senior credit facility.

Under the terms of our prior senior credit facility, as amended by the Eleventh Amendment, availability under the revolving credit facility was subject to the lesser of (i) a borrowing base equal to the sum of (a) 80% of eligible accounts receivable plus (b) 50% of eligible inventory; or (ii) $50.0 million; provided, that the $50.0 million cap was subject to increase to $75.0 million and then $100.0 million upon satisfaction of certain financial covenant tests. Borrowings under the prior senior credit agreement bore interest at a floating rate, which was either the prime rate or LIBOR plus the applicable margin to the prime rate and LIBOR borrowings based on our leverage ratio. The prior senior credit agreement contained various financial covenants, including, a limitation on the amount of capital expenditures of not more than $40.0 million in any fiscal year, a minimum ratio of EBITDA to cash interest expense, a fixed charge coverage ratio and a maximum ratio of total indebtedness to EBITDA. For the twelve months ended December 31, 2008, we were required to comply with a minimum EBITDA to cash interest expense ratio of 2.50 to 1.00, a minimum fixed charge coverage ratio of 0.90 to 1.00 and a maximum ratio of total indebtedness to EBITDA of 4.75 to 1.00.

Because we repaid all borrowings under the prior senior credit agreement and replaced the prior senior credit agreement with the Loan and Security Agreement on January 7, 2009, we did not need to test the covenants in the prior senior credit agreement through the quarter ended December 31, 2008 and will not need to comply with these covenants in the current quarter or in future quarters.

The prior senior credit agreement also contained customary restrictive covenants and customary events of default.

Loan and Security Agreement

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “domestic borrowers”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank of America, N.A., as agent and lender. In addition to the domestic borrowers, the Loan and Security Agreement contemplates the addition of certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement (the “UK borrowers” and together with the domestic borrowers, the “borrowers”). Set forth below is a description of the material terms and conditions of the Loan and Security Agreement.

The Loan and Security Agreement provides for a three-year asset-based revolving credit facility (the “new revolving credit facility”) in an aggregate principal amount of up to $47.5 million, all of which will be available in the form of loans denominated in U.S. dollars to the domestic borrowers, subject to the borrowing base limitations described below. Up to an aggregate of $10.0 million will be available to the domestic borrowers for the issuance of letters of credit, which reduce availability under the new revolving credit facility.

On January 7, 2009, we borrowed $26.8 million under the new revolving credit facility and used that amount to repay in full our borrowings under our prior senior credit agreement and to pay fees and expenses related to the Loan and Security Agreement. We intend to use the new revolving credit facility to fund ongoing operating and working capital requirements.

On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to changing the thresholds in the minimum operating performance covenant to provide us with financial covenant relief in 2009. In addition, the

First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the domestic borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010.

The aggregate amount of loans permitted to be made to the domestic borrowers under the new revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $47.5 million, minus domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the domestic borrowers, minus certain domestic availability reserves. Borrowings by the domestic borrowers under the Loan and Security Agreement are denominated in U.S. dollars and bear interest at a rate per annum which, at the option of any domestic borrower, can be either:

•	a domestic base rate equal to the rate announced by Bank of America, N.A. from time to time as its prime rate (which rate shall not be less than the current rate for one-month LIBOR loans plus 1%), plus 4.00%; or

•	a LIBOR rate equal to the British Bankers Association LIBOR rate, plus 5.00%.

The applicable margin will be reduced by 0.25% if, at the end of any fiscal quarter ending on or after March 31, 2010, (i) the Company certifies that the average domestic availability for each day during that quarter was greater than $20.0 million and (ii) the fixed charge coverage ratio is at least 1.0:1.0.

The domestic borrowers’ obligations under the Loan and Security Agreement are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the domestic borrowers, as well as 100% of the capital stock of the domestic subsidiaries of each domestic borrower and 65% of the capital stock of each foreign subsidiary directly owned by a domestic borrower. Each of CVG and each other domestic borrower is jointly and severally liable for the obligations under the Loan and Security Agreement and unconditionally guarantees the prompt payment and performance thereof.

The Loan and Security Agreement, as amended, contains the following financial covenants:

(1) minimum operating performance, which requires us to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, calculated monthly starting on April 30, 2009, for each of the following periods as of the end of each fiscal month specified below:

EBITDA (as Defined in the Loan
and Security Agreement, as
Period Ending on or Around	Amended)

April 1, 2009 through April 30, 2009	$(3,250,000)
April 1, 2009 through May 31, 2009	$(3,530,000)
April 1, 2009 through June 30, 2009	$(1,750,000)
April 1, 2009 through July 31, 2009	$1,200,000
April 1, 2009 through August 30, 2009	$3,600,000
April 1, 2009 through September 30, 2009	$9,200,000
April 1, 2009 through October 31, 2009	$13,200,000
April 1, 2009 through November 30, 2009	$17,600,000
April 1, 2009 through December 31, 2009	$22,000,000

(2) a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, not more than $9.7 million for the fiscal year ending December 31, 2009; and

(3) a minimum fixed charge coverage ratio of 1:0:1.0 as of the end of any fiscal quarter commencing with the fiscal quarter ending March 31, 2010.

In addition, the domestic borrowers are obligated to maintain availability under the domestic borrowing base of at least $11.5 million until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending March 31, 2010 or thereafter, at which time the domestic borrowers will be required to maintain availability under the domestic borrowing base of at least $7.5 million at all times.

The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine or liquidate with any other person; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indenture governing the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants.

The Loan and Security Agreement contains customary events of default, including, without limitation: nonpayment of obligations under the Loan and Security Agreement when due; material inaccuracy of representations and warranties; violation of covenants in the Loan and Security Agreement and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees, denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain ERISA events; and a change in control of CVG.

The Loan and Security Agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

8% Senior Notes due 2013

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

We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum operating performance covenant and other covenants in the Loan and Security Agreement for at least the next 12 months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast by a substantial margin, or if we do not realize a significant portion of our planned cost savings, we could violate our financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Long-term debt obligations	$164,895	$81	$14	$164,800	$—
Estimated interest payments	32,778	13,113	13,110	6,555	—
Operating lease obligations	62,029	11,106	17,564	12,015	21,344
Pension and other post-retirement funding	33,797	2,499	5,413	6,455	19,430
FIN 48 obligations	951	951	—	—	—

Total	$294,450	$27,750	$36,101	$189,825	$40,774

The FIN 48 obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the Interpretation 48 obligations in the table above, approximately $1.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with Interpretation 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of $29 thousand and interest of $345 thousand.

Since December 31, 2008, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above, other than replacing the prior senior credit agreement with the Loan and Security Agreement.

In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist primarily of foreign currency forward contracts, loss contracts and other items. We also enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.

As of December 31, 2008, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2008, we had outstanding letters of credit of $1.8 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. Approximately $14.8 million and $9.5 million of our debt was variable rate debt at December 31, 2008 and 2007, respectively. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.1 million and $0.1 million, respectively. The estimated fair value of our 8% senior notes at December 31, 2008, per quoted market sources, was approximately $72.0 million with a carrying value of approximately $150.0 million.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. All previously existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We have designated that future forward contracts will be accounted for as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2008 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2008 amounted to a liability of $15.3 million, which includes $10.1 million in accrued liabilities and $5.2 million in other long-term liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2007 amounted to a $1.5 million liability, which is reflected in other long-term liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations.

Our primary exposures to foreign currency exchange fluctuations are pound sterling, Eurodollar and Japanese yen. At December 31, 2008, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2008 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2008 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index to Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions. As discussed in Notes 2 and 15 to the consolidated financial statements, in 2006, the Company changed its method of accounting for defined benefit pension and other post-retirement benefit plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 16, 2009

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(In thousands, except
	share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,310	$9,867
Accounts receivable, net of reserve for doubtful accounts of $3,419 and $3,758, respectively	100,898	107,687
Inventories, net	90,782	96,385
Prepaid expenses	20,428	16,508
Deferred income taxes	—	12,989

Total current assets	219,418	243,436

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	31,747	32,793
Machinery and equipment	152,618	146,448
Construction in progress	8,895	16,636
Less accumulated depreciation	(102,868)	(97,619)

Property, plant and equipment, net	90,392	98,258
GOODWILL	—	151,189
INTANGIBLE ASSETS, net of accumulated amortization of $1,618 and $1,687, respectively	34,610	97,575
OTHER ASSETS, net	10,341	8,631

TOTAL ASSETS	$354,761	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$81	$116
Accounts payable	73,451	93,033
Accrued liabilities, other	43,417	33,115

Total current liabilities	116,949	126,264

LONG-TERM DEBT, net of current maturities	164,814	159,609
DEFERRED TAX LIABILITIES	—	27,076
PENSION AND OTHER POST-RETIREMENT BENEFITS	19,885	18,335
OTHER LONG-TERM LIABILITIES	9,171	2,470

Total liabilities	310,819	333,754

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 21,746,415 and 21,536,814 shares issued and outstanding, respectively	217	215
Treasury stock purchased from employees; 46,474 shares and 28,153 shares, respectively	(455)	(414)
Additional paid-in capital	180,848	177,421
Retained (loss) earnings	(118,311)	88,818
Accumulated other comprehensive loss	(18,357)	(705)

Total stockholders’ investment	43,942	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$354,761	$599,089

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share amounts)

REVENUES	$763,489	$696,786	$918,751
COST OF REVENUES	689,284	620,145	768,913

Gross Profit	74,205	76,641	149,838
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	62,764	55,493	51,950
AMORTIZATION EXPENSE	1,379	894	414
GAIN ON SALE OF LONG-LIVED ASSETS	(6,075)	—	—
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	207,531	—	—
RESTRUCTURING COSTS	—	1,433	—

Operating (Loss) Income	(191,394)	18,821	97,474
OTHER EXPENSE (INCOME)	13,945	9,361	(3,468)
INTEREST EXPENSE	15,389	14,147	14,829
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	149	318

(Loss) Income Before Provision for Income Taxes	(220,728)	(4,836)	85,795
(BENEFIT) PROVISION FOR INCOME TAXES	(13,969)	(1,585)	27,745

NET (LOSS) INCOME	$(206,759)	$(3,251)	$58,050

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(9.58)	$(0.15)	$2.74

Diluted	$(9.58)	$(0.15)	$2.69

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,579	21,439	21,151

Diluted	21,579	21,439	21,545

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2008, 2007 and 2006

							Accum.
					Retained		Other
				Additional	Earnings		Comp.
	Common Stock		Treasury	Paid-In	(Accum.	Deferred	Income /
	Shares	Amount	Stock	Capital	Deficit)	Comp.	(Loss)	Total
	(In thousands, except share data)

BALANCE — December 31, 2005	21,145,954	$211	$—	$172,514	$33,957	$(3,262)	$(1,343)	$202,077
Exercise of common stock under stock option and equity incentive plans	341,685	4	—	2,141	—	—	—	2,145
Issuance of restricted stock	54,328	1	—	—	—	—	—	1
Effect of accounting change — SFAS 123(r)	(167,300)	(2)	—	(3,262)	—	3,262	—	(2)
Treasury stock purchased from employees at cost	(5,836)	—	(115)	—	—	—	—	(115)
Share-based compensation expense	—	—	—	2,006	—	—	—	2,006
Excess tax benefit — equity transactions	—	—	—	645	—	—	—	645
Comprehensive income:
Net income	—	—	—	—	58,050	—	—	58,050
Foreign currency translation adjustment	—	—	—	—	—	—	3,874	3,874
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(304)	(304)

Total comprehensive income								61,620

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	(3,472)	(3,472)

BALANCE — December 31, 2006	21,368,831	$214	$(115)	$174,044	$92,007	$—	$(1,245)	$264,905

Exercise of common stock under stock option and equity incentive plans	68,778	—	—	463	—	—	—	463
Issuance of restricted stock	121,522	1	—	—	—	—	—	1
Treasury stock purchased from employees at cost	(22,317)	—	(299)	—	—	—	—	(299)
Share-based compensation expense	—	—	—	3,084	—	—	—	3,084
Excess tax benefit — equity transactions	—	—	—	(170)	—	—	—	(170)
Comprehensive loss:
Net loss	—	—	—	—	(3,251)	—	—	(3,251)
Foreign currency translation adjustment	—	—	—	—	—	—	(589)	(589)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	1,296	1,296
Derivative instruments	—	—	—	—	—	—	(167)	(167)

Total comprehensive loss								(2,711)

Adjustment to initially apply FIN 48, net of tax	—	—	—	—	62	—	—	62

BALANCE — December 31, 2007	21,536,814	$215	$(414)	$177,421	$88,818	$—	$(705)	$265,335

Issuance of restricted stock	227,922	2	—	—	—	—	—	2
Treasury stock purchased from employees at cost	(18,321)	—	(41)	—	—	—	—	(41)
Share-based compensation expense	—	—	—	3,782	—	—	—	3,782
Excess tax benefit — equity transactions	—	—	—	(355)	—	—	—	(355)
Comprehensive loss:
Net loss	—	—	—	—	(206,759)	—	—	(206,759)
Foreign currency translation adjustment	—	—	—	—	—	—	(13,077)	(13,077)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(4,742)	(4,742)
Derivative instruments	—	—	—	—	—	—	167	167

Total comprehensive loss								(224,411)

Adjustment to initially apply FAS 158, net of tax	—	—	—	—	(370)	—	—	(370)

BALANCE — December 31, 2008	21,746,415	$217	$(455)	$180,848	$(118,311)	$—	$(18,357)	$43,942

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(206,759)	$(3,251)	$58,050

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,062	16,425	14,983
Noncash amortization of debt financing costs	671	859	895
Loss on early extinguishment of debt	—	149	318
Shared-based compensation expense	3,784	3,084	2,006
Gain on sale of assets	(5,786)	(10)	(665)
Pension and other post-retirement curtailment gain	—	—	(3,865)
Deferred income tax (benefit) provision	(1,069)	9,691	9,417
Noncash loss (gain) on forward exchange contracts	13,751	9,967	(4,203)
Goodwill and intangible asset impairment	207,531	—	—
Change in other operating items:
Accounts receivable	692	28,347	(4,369)
Inventories	(533)	3,809	(16,603)
Prepaid expenses	(5,497)	3,071	(21,819)
Accounts payable and accrued liabilities	(14,349)	(24,830)	2,213
Other assets and liabilities	(1,755)	264	564

Net cash provided by operating activities	9,743	47,575	36,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,110)	(16,981)	(19,327)
Proceeds from disposal/sale of property plant and equipment	7,468	549	352
Proceeds from disposal/sale of other assets	—	—	2,032
Post-acquisition and acquistion payments, net of cash received	(3,807)	(36,049)	(9,452)
Other assets and liabilities	(1,685)	(811)	(1,230)

Net cash used in investing activities	(10,134)	(53,292)	(27,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	464	2,140
Purchases of treasury stock from employees	(41)	(299)	(115)
Excess tax benefit from equity incentive plans	(355)	(170)	645
Repayment of revolving credit facility	(210,966)	(129,490)	(74,711)
Borrowings under revolving credit facility	216,535	137,521	72,398
Repayments of long-term borrowings	—	(10,295)	(28,210)
Payments on capital lease obligations	(130)	(125)	(99)

Net cash provided by (used in) financing activities	5,043	(2,394)	(27,952)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,209)	(1,843)	(2,165)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,557)	(9,954)	(20,820)
CASH AND CASH EQUIVALENTS:
Beginning of period	9,867	19,821	40,641

End of period	$7,310	$9,867	$19,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,690	$13,185	$13,869

Cash (received) paid for income taxes, net	$(3,285)	$(10,807)	$29,197

Unpaid purchases of property and equipment included in accounts payable	$413	$293	$3,062

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment — Property, plant and equipment are stated at cost, net of accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years
Tools and dies	3 to 7 years
Computer hardware and software	3 to 5 years

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

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for impairment of long-lived assets. We had no impairments during 2008, 2007, or 2006 relating to our property, plant and equipment.

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

Duration and Strength of Existing Customer Relationships/Concentrations of Revenue

Mayflower and Monona have long-standing relationships with their existing customers and have experienced de minimis historical attrition. These relationships have endured over time and, accordingly, an assumption of prospective attrition is inconsistent with this historical experience and management’s expectations. Both Mayflower and Monona have a limited customer base, consisting of three primary customers, that has existed for many years, and we had pre-existing long-standing relationships with the same primary customers prior to the acquisitions of Mayflower and Monona, which in most cases have exceeded a period of 40 years. We believe the addition of Mayflower and Monona strengthened our existing customer relationships with such customers. Specifically:

Mayflower and Monona’s relationships with their customers’ key decision-making personnel are mature and stable.

•	Mayflower’s and Monona’s customers typically make purchasing decisions through a team approach versus a single decision maker. Mayflower and Monona have historically maintained strong relationships with individuals at all levels of the decision making process including the engineering, operations and purchasing functions in order to successfully minimize the impact of any employee turnover at the customer level.

The top three customers of Mayflower and Monona have been established customers for a substantial period of time.

•	Mayflower has had relationships with Volvo/Mack, Daimler Trucks and International since 1965, 1997 and 2001, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1949, 1954 and 1950, respectively. These customers comprised approximately 89%, 89% and 88% of Mayflower’s revenues for fiscal years 2008, 2007 and 2006, respectively.

•	Monona has had relationships with Deere & Co., Caterpillar and Oshkosh Corporation since 1969, 1970 and 1985, respectively. We and/or our predecessor entities, had pre-existing relationships with these same customers since 1987, 1958 and 1950, respectively. These customers comprised approximately 85%, 84% and 85% of Monona’s revenues for fiscal years 2008, 2007 and 2006, respectively.

Valuation Methodology

For valuation purposes at the date of acquisition, the income approach using the discounted cash flow method was employed for the purpose of evaluating the Mayflower and Monona customer relationship intangible assets. Under this approach, we determined that the fair value of the Mayflower and Monona customer relationship intangible assets at their dates of acquisition was $45.9 million and $28.9 million, respectively. As of December 31, 2008, the fair value of the Mayflower and Monona customer relationship intangible assets was $0.0 and $26.0 million, respectively.

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

•	Contributory asset charges were deducted for assets that contribute to income generation including: (i) net working capital; (ii) personal property; (iii) real property; (iv) tradename and trademarks; and (v) an assembled workforce.

•	The cash flows associated with the customer relationships acquired in the Mayflower and Monona transactions were discounted at a rate of return of 25.0% and 29.5%, respectively, which was approximately equal to the equity rate of return.

Our annual indefinite-lived intangible asset impairment analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge. However, in response to the substantial changes in the global environment and the decline in our stock price during the fourth quarter of 2008, we concluded that it was necessary to perform additional impairment testing. In connection with these tests, we determined the fair value of our indefinite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment of approximately $48.8 million, which includes $45.9 million relating to Mayflower and $2.9 million relating to Monona.

Intangible Assets — Definite-Lived — We review definite-lived intangible assets in accordance with the provisions of SFAS No. 144. If events or circumstances change, a determination is made by management, in accordance with SFAS No. 144 to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows. We performed a recoverability test of our definite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment of approximately $14.0 million, which includes $4.4 million relating to C.I.E.B. and $9.6 million relating to PEKM.

Other Assets — Other assets primarily consist of long-term supply contracts of approximately $5.5 million at December 31, 2008 and approximately $3.8 million at December 31, 2007, debt financing costs of approximately $3.3 million at December 31, 2008 and approximately $3.9 million at December 31, 2007, which are being amortized over the term of the related obligations, and approximately $1.3 of deferred compensation at December 31, 2008 and approximately $0.9 million at December 31, 2007.

Revenue Recognition — Product revenue is derived from sales of our various manufactured products. Our revenue recognition policy is in accordance with the SEC’s SAB No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and other authoritative accounting literature. In accordance with the provisions of such authoritative accounting literature, we recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.

Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had approximately $3.5 million as of December 31, 2008 and $0.4 million as of December 31, 2007. These amounts, as they relate to the year ended December 31, 2008 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2008 and 2007 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2008	2007

Balance — Beginning of the year	$3,958	$5,197
Increase due to acquisitions	—	269
Additional provisions recorded	3,237	2,155
Deduction for payments made	(3,558)	(3,691)
Currency translation adjustment	69	28

Balance — End of year	$3,706	$3,958

Income Taxes — We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007.

Comprehensive Loss — We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss represents net income adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on certain derivative instruments utilized to hedge certain of our interest rate exposures. In accordance with SFAS No. 130, we have chosen to disclose comprehensive loss in the consolidated statements of stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of December 31 (in thousands):

	2008	2007

Foreign currency translation adjustment	$(8,209)	$4,868
Pension liability	(10,148)	(5,406)
Unrealized loss on derivative instruments	—	(167)

	$(18,357)	$(705)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — At December 31, 2008, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and revolving credit facility The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The estimated fair value of our 8% senior notes at December 31, 2008, per quoted market sources, was approximately $72.0 million with a carrying value of approximately $150.0 million.

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

	2008	2007	2006

International	15%	11%	22%
PACCAR	12	14	17
Caterpillar	11	11	8
Daimler Trucks	11	11	13
Volvo/Mack	10	11	13

As of December 31, 2008 and 2007, receivables from these customers represented approximately 64% and 50% of total receivables, respectively.

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

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. All previously existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We have designated that future forward contracts will be accounted for as cash flow hedges in accordance with SFAS No. 133. We do not hold or issue foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of our open foreign exchange contracts at December 31, 2008 (in thousands):

	Local		U.S. $
	Currency	U.S. $	Equivalent
	Amount	Equivalent	Fair Value

Commitments to sell currencies:
Eurodollar	31,708	33,404	42,188
Swedish krona	432	54	56
Japanese yen	2,082,700	15,077	21,607

The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $15.3 million liability at December 31, 2008, represents $10.1 million in accrued liabilities and $5.2 million in other long-term

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in our consolidated balance sheets. The difference between the U.S. $ equivalent and U.S. $ equivalent fair value of approximately $1.5 million liability at December 31, 2007, is reflected in other long-term liabilities in our consolidated balance sheets.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. The adoption did not have a material impact on our consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13 and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. We have adopted FSB No. 157-2 except as it applies to non-financial assets and liabilities as noted. As a result, we recorded a credit valuation adjustment of approximately $2.7 million as of December 31, 2008. We are currently evaluating the effect that the adoption, as it relates to non-financial assets and liabilities, will have on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. We adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008 using the one-measurement approach. As a result, we changed the measurement date for our pension and other postretirement plans from October 31 to our fiscal year-end date of December 31. Under the one-measurement approach, net periodic benefit cost for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ended December 31, 2008. We recorded an adjustment, which reduced retained earnings by approximately $0.4 million, net of tax, in relation to this allocation.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2008 and 2007, the fair values of our financial assets and liabilities are categorized as follows (in thousands):

	2008				2007
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Derivative assets(1)	$32	$—	$32	$—	$—	$—	$—	$—
Deferred compensation(2)	1,223	1,223	—	—	842	842	—	—

Total assets	$1,255	$1,223	$32	$—	$842	$842	$—	$—

Derivative liabilities(1)	$15,331	$—	$15,331	$—	$1,497	$—	$1,497	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.

4.	Business Combinations

In October 2007, we acquired all of the outstanding common stock of PEKM Kabeltechnik s.r.o. (“PEKM”), an electronic wire harness manufacturer primarily for the commercial truck market, with facilities in the Czech Republic and the Ukraine and the heavy-gauge thermoforming and injection molding assets of the Fabrication Division of Gage Industries, Inc. (“Gage”). In December 2007, we acquired substantially all of the assets of Short Bark Industries, LLC (“SBI”), a supplier of seat covers and various cut-and-sew trim products.

We recorded approximately $7.8 million in goodwill and $10.2 million of identified intangible assets (customer relationships) in connection with our acquisition of PEKM. The amortization period for the customer relationship was 15 years. Goodwill from the PEKM acquisition was not deductible for tax purposes.

We recorded approximately $1.3 million in goodwill in connection with our acquisition of Gage. Approximately $0.9 million of goodwill was deductible for tax purposes.

We recorded approximately $7.6 million in goodwill in connection with our acquisition of SBI. Approximately $7.4 million of goodwill was deductible for tax purposes.

The following pro forma information presents the result of operations as if the 2007 acquisitions of PEKM, Gage and SBI had taken place at the beginning of each period presented below. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisitions taken place on the dates indicated. In addition, the pro forma results are not necessarily indicative of the future financial or operating results.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007
(Unaudited)
(In thousands)

Revenue	$753,955
Operating income	$20,967
Net income	$(4,042)
Earnings Per Share:
Basic	$(0.19)
Diluted	$(0.19)

5.  Inventories, net

Inventories consisted of the following as of December 31 (in thousands):

	2008	2007

Raw materials	$57,954	$62,129
Work in process	19,763	19,811
Finished goods	19,437	19,862
Less: excess and obsolete	(6,372)	(5,417)

	$90,782	$96,385

6.  Accrued Liabilities, Other

Accrued liabilities, other consisted of the following as of December 31 (in thousands):

	2008	2007

Compensation and benefits	$13,194	$11,389
Interest	5,957	6,039
Warranty costs	3,706	3,958
Legal and professional fees	2,634	3,098
Loss contracts	2,174	140
Foreign currency forward contracts	10,096	—
Other	5,656	8,491

	$43,417	$33,115

7.	Restructuring and Integration

Restructuring — In 2007, our Board of Directors approved the closing of our Seattle, Washington facility and transfer of operations to existing plants throughout the United States in order to improve customer service and strengthen our long-term competitive position. The decision to close the Seattle facility and redistribute the work was the result of a long-term analysis of changing market requirements, including the consolidation of product lines and closer proximity to customer operations. The closure was completed as of December 31, 2008. We recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $1.6 million, consisting of employee related costs of approximately $0.6 million and other contractual costs of approximately $1.0 million. We incurred costs of approximately $1.4 million in the year ended December 31, 2007 consisting of approximately $0.8 million of employee related costs, $0.5 million of facility exit and other contractual costs and $0.1 million in noncash expense related to the write-down of certain assets. For the year ended December 31, 2008, we incurred approximately $0.5 million of facility exit and

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual costs, which were offset by reduced employee related costs and noncash write-down of certain assets of approximately $0.2 and $0.1 million, respectively.

A summary of the restructuring liability for the years ended December 31, 2008 and 2007 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2007	$646	$—	$646
Provisions	(206)	—	(206)
Utilizations	(440)	—	(440)

Balance — December 31, 2008	$—	$—	$—

As part of our restructuring activities, we sold the land and building of our Seattle, Washington facility with a carrying value of approximately $1.2 million for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the year ended December 31, 2008.

Integration — In connection with the acquisitions of Bostrom plc and the predecessor to CVS, facility consolidation plans were designed and implemented to reduce the cost structure and to better integrate the acquired operations. Purchase liabilities recorded as part of the acquisitions included approximately $3.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and severance and other contractual costs. At December 31, 2008, we completed our actions under these plans. Summarized below is the activity related to these actions (in thousands):

		Facility Exit
	Employee	and Other
	Costs	Contractual Costs	Total

Balance — December 31, 2006	$—	$247	$247
Utilizations	—	(141)	(141)

Balance — December 31, 2007	—	106	106
Utilizations	—	(106)	(106)

Balance — December 31, 2008	$—	$—	$—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

Debt consisted of the following at December 31 (in thousands):

	2008	2007

Revolving credit facilities bore interest at a weighted average of 7.5% as of December 31, 2008 and 8.5% as of December 31, 2007 due 2010	$14,800	$9,500
8.0% senior notes due 2013	150,000	150,000
Other	95	225

	164,895	159,725
Less current maturities	81	116

	$164,814	$159,609

Future maturities of debt as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,

2009	$81
2010	13
2011	1
2012	14,800
2013	150,000
Thereafter	—

Credit Agreement — In August 2004, in connection with its initial public offering, the Company entered into the prior senior credit agreement (the “Revolving Credit and Term Loan Agreement”), which provided for a revolving credit facility (the “prior revolving credit facility”) and a term loan. On January 7, 2009, the prior senior credit agreement was replaced with the Loan and Security Agreement (described below under “Note 19. Subsequent Events”). We accounted for amendments to our prior revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and our term loan and 8.0% senior notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Historically, we have periodically amended the terms of our prior revolving credit facility and term loan to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. We have not modified the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of a revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF 98-14. In connection with an amendment of our term loan, under the terms of EITF 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.

On June 29, 2007, we repaid our term loan in full. In connection with this loan repayment, approximately $0.1 million of deferred fees, representing a proportionate amount of total deferred fees, were expensed as a loss on early extinguishment of debt.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 28, 2007, we entered into the Tenth Amendment to the Revolving Credit and Term Loan Agreement (the “Tenth Amendment”). Pursuant to the terms of the Tenth Amendment, the lenders consented to various amendments, including but not limited to, changes to reporting requirements and financial ratios, which included the fixed charge coverage ratio and the maximum ratio of total indebtedness. Based on the provisions of EITF 98-14, approximately $0.1 million third party fees relating to the credit agreement were capitalized and are being amortized over the remaining life of the prior senior credit agreement.

On March 11, 2008, we entered into the Eleventh Amendment to the Revolving Credit and Term Loan Agreement (the “Eleventh Amendment”). Pursuant to the terms of the Eleventh Amendment, the banks party thereto consented to various amendments to the prior senior credit agreement, including but not limited to: (i) amendments to the fixed charge ratio and the leverage ratio to provide the Company increased flexibility in the near future; (ii) an amendment to the applicable margin pricing grid to include increased rates for prime rate and LIBOR borrowings when the Company’s leverage ratio (x) is equal to or greater than 4.0x; (iii) a reduction in availability under the revolving credit facility from $100 million to $50 million, subject to increases to $75 million and then to $100 million upon satisfaction of certain conditions, including meeting certain financial covenant thresholds; (iv) increases in certain baskets in the indebtedness, asset disposition, investment and lien covenants contained in the prior senior credit agreement; and (v) an amendment to permit proposed future tax planning.

As of December 31, 2008, approximately $3.3 million in deferred fees relating to previous amendments of our prior senior credit agreement and fees related to the 8.0% senior note offering were outstanding and were being amortized over the life of the agreements.

As of December 31, 2008, the Company had $14.8 million of the borrowings under the prior revolving credit facility, all of which were denominated in U.S. dollars, and no term loan borrowings. As of December 31, 2008, these borrowings bore interest at a rate of 7.5% per annum. In addition, as of December 31, 2008, the Company had outstanding letters of credit of approximately $1.8 million.

Terms, Covenants and Compliance Status — Our prior senior credit agreement contained various restrictive covenants, including limiting indebtedness, rental obligations, investments and cash dividends, and also requires the maintenance of certain financial ratios, including fixed charge coverage and funded debt to EBITDA as defined by our prior senior credit agreement. Because the Company repaid all borrowings under the prior senior credit agreement and replaced the prior senior credit agreement with the Loan and Security Agreement on January 7, 2009, the Company did not need to test the covenants in the Revolving Credit and Term Loan Agreement through the quarter ended December 31, 2008 and will not need to comply with these covenants in the current quarter or in future quarters. Borrowings under the prior senior credit agreement were secured by specifically identified assets, comprising in total, substantially all assets of the company and its subsidiaries party to the financing, except that the assets of our foreign subsidiaries party to the financing only secure foreign borrowings.

On January 7, 2009, the Company repaid in full its borrowings under the Revolving Credit and Term Loan Agreement and replaced it with the Loan and Security Agreement (described below under “Note 19. Subsequent Events.”).

The 8.0% senior notes due 2013 are senior unsecured obligations and rank pari passu in right of payment to all of the Company’s existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes due 2013 are guaranteed by all of the Company’s domestic subsidiaries.

The indenture governing the 8.0% senior notes due 2013 contain covenants that limit, among other things, additional indebtedness, issuance of preferred stock, dividends, repurchases of capital stock or subordinated indebtedness, investments, liens, restrictions on the ability of our subsidiaries to pay dividends to the Company, sales of assets, sale/leaseback transactions, mergers and transactions with affiliates. Upon a change of control, each holder shall have the right to require that the Company purchase such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The indenture governing the 8.0% senior notes due 2013 also contains customary events of default.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum operating performance covenant and other covenants in the Loan and Security Agreement for at least the next 12 months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast by a substantial margin, or if we do not realize a significant portion of our planned cost savings, we could violate our financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

9.	Goodwill and Intangible Assets

Goodwill and Intangible Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142. We review indefinite and definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2008. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, our management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. The valuation approaches we use include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods). To estimate the fair value of the reporting unit, earnings are emphasized in the Discounted Cash Flow, Guideline Company and the Transaction Methods. In addition, these methods utilize market data in the derivation of a value estimate and are forward-looking in nature. The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples that are based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.

We review definite-lived intangible assets in accordance with the provisions of SFAS No. 144. If events or circumstances change, a determination is made by management, in accordance with SFAS No. 144 to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

The changes in the carrying amounts of goodwill for the fiscal year ended December 31, 2008, were comprised of the following (in thousands):

Balance — December 31, 2007	$151,189
Increase due to acquisition	—
Post-acquisition adjustments	(1,043)
Currency translation adjustment	(5,454)
Goodwill impairment	(144,692)

Balance — December 31, 2008	$—

Our intangible assets as of December 31, 2008 and 2007 were comprised of the following, respectively (in thousands):

	December 31, 2008
	Weighted-
	Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(1,242)	$8,548
Licenses	7 years	438	(376)	62

		$10,228	$(1,618)	$8,610

Indefinite-lived intangible assets:

Customer relationships		$26,000	$—	$26,000

Total consolidated intangible assets				$34,610

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

The aggregate intangible asset amortization expense was approximately $1.3 million, $0.9 million and $0.4 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2008, is as follows (in thousands):

2009	$389
2010	$326
2011	$326
2012	$326
2013	$326

Our annual goodwill and intangible asset analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge. However, in response to the substantial changes in the global environment and the decline in our stock price during the fourth quarter of 2008, we determined that it was necessary to perform additional impairment testing. As a result of the impact these economic and industry conditions had on our expectations of future cash flows, we determined that the fair value of our reporting unit was less than the carrying value of our net assets and resulted in the recording of a full impairment of goodwill of approximately $144.7 million.

In addition, we determined the fair value of our indefinite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment of approximately $48.8 million, which includes $45.9 million relating to Mayflower and $2.9 million relating to Monona.

We performed a recoverability test of our definite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment of approximately $14.0 million, which includes $4.4 million relating to C.I.E.B. and $9.6 million relating to PEKM.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accounting for Income Taxes

Pre-tax (loss) income consisted of the following for the years ended December 31 (in thousands):

	2008	2007	2006

Domestic	$(191,758)	$(15,296)	$76,336
Foreign	(28,970)	10,460	9,459

Total	$(220,728)	$(4,836)	$85,795

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2008	2007	2006

Federal provision at statutory rate	$(77,255)	$(1,693)	$30,028
U.S. tax on foreign income	5,911	1,917	272
Foreign tax provision	1,479	(941)	(231)
State taxes, net of federal benefit	(3,347)	961	1,864
Extraterritorial income exclusion	—	—	(2,169)
Tax reserves	1,168	(1,673)	(166)
Change in valuation allowance	37,932	1,249	41
Goodwill/intangible impairment	20,253	—	—
Tax credits	(1,400)	(2,466)	(1,275)
FAS 123R	841	—	—
Other	449	1,061	(619)

(Benefit) provision for income taxes	$(13,969)	$(1,585)	$27,745

The (benefit) provision for income taxes for the years ended December 31 is as follows (in thousands):

	2008	2007	2006

Current	$(12,544)	$(10,635)	$18,328
Deferred	(1,425)	9,050	9,417

(Benefit) provision for income taxes	$(13,969)	$(1,585)	$27,745

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2008	2007

Current deferred tax assets (liabilities):
Accounts receivable	$771	$820
Inventories	3,521	2,937
Warranty costs	2,146	1,859
Foreign exchange contracts	5,138	524
Stock options	—	1,487
Accrued benefits	3,587	4,942
Other accruals not currently deductible for tax purposes	(1,419)	420

	13,744	12,989

Valuation allowance	(14,054)	—

Net current deferred tax (liabilities) assets	$(310)	$12,989

Noncurrent deferred tax liabilities:
Amortization and fixed assets	$17,195	$(33,062)
Pension obligation	4,515	2,076
Net operating loss carryforwards	2,575	1,903
Tax credit carryforwards	3,106	6,216
Stock options	1,415	—
Other accruals not currently available for tax purposes	2,003	(2,920)

	30,809	(25,787)

Valuation allowance	(30,499)	(1,289)

Net noncurrent deferred tax assets (liabilities)	$310	$(27,076)

SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. In the fourth quarter of 2008, we recorded a full valuation allowance against our net deferred tax assets. Our analysis indicates that we have cumulative three year historical loss. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. If and when our operating performance improves on a substantial basis, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

As of December 31, 2008, we had approximately $5.3 million of foreign and $50.6 million of state net operating loss carryforwards related to our global operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and our legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2009 and continue through 2028.

As of December 31, 2008, we had approximately $2.5 million of foreign tax credits and $0.6 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credits may be limited by the ability to generate federal taxable income in future years. These tax credits will expire beginning in 2017 and continue through 2028.

The deferred income tax provision consists of the change in the deferred income tax assets and liabilities, adjusted for the impact of the tax benefit on the cumulative effect of the change in accounting and the tax impact of certain of the other comprehensive income (loss) items and goodwill adjustments.

Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2008. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.

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

We adopted the provisions of FIN 48 effective January 1, 2007. As of December 31, 2008, we provided a liability of approximately $3.0.million of unrecognized tax benefits related to various federal and state income tax positions. Of the $3.0 million, the amount that would impact our effective tax rate, if recognized, is approximately $2.0 million. The remaining $1.0 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate. As of December 31, 2007, we had provided a liability of approximately $2.7 million of unrecognized tax benefits related to various federal and state income tax positions with approximately $1.6 million that would have impacted our effective rate and $1.1 million that were offset by deferred tax assets.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.7 million accrued for the payment of interest and penalties at December 31, 2008, of which $0.2 million was accrued during the current year. Accrued interest and penalties are included in the $3.0 million of unrecognized tax benefits. As December 31, 2007, we had accrued approximately $0.6 million for the payment of interest and penalties of which $0.2 million was accrued during 2007.

During the current year, we released approximately $0.1 million of tax reserves which related to tax, interest and penalties associated with items with expiring statues of limitations. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.4 million of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations and amendment of prior year returns.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2008	2007

Balance — December 31, 2007	$2,695	$3,944
Gross increase — tax positions in prior periods	46	309
Gross decreases — tax positions in prior periods	(92)	—
Gross increases — current period tax positions	311	313
Lapse of statute of limitations	—	(1,871)

Balance — December 31, 2008	$2,960	$2,695

11.	Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements, which defines operating segments as components of an enterprise that are evaluated regularly by the company’s chief operating decision maker. Due to the manner in which our chief operating decision maker decides how to allocate resources and assesses performance decisions, our operating components constitute a single operating segment.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2008		2007		2006
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America	$587,757	$80,244	$538,116	$85,817	$800,069	$81,930
United Kingdom	115,674	4,080	132,972	5,913	106,545	5,861
All other countries	60,058	6,068	25,698	6,528	12,137	2,597

	$763,489	$90,392	$696,786	$98,258	$918,751	$90,388

Revenues are attributed to geographic locations based on the location of where the product is manufactured. Included in all other countries are intercompany sales eliminations.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Revenues	%	Revenues	%	Revenues	%

Seats and seating systems	$267,005	35	$248,098	35	$266,401	29
Electronic wire harnesses and panel assemblies	178,192	23	130,863	19	103,417	11
Cab structures, sleeper boxes, body panels and structural components	156,431	21	150,371	22	317,682	35
Trim systems and components	108,324	14	109,869	16	158,707	17
Mirrors, wipers and controls	53,537	7	57,585	8	72,544	8

	$763,489	100	$696,786	100	$918,751	100

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $16.9 million, $11.8 million and $8.7 million in 2008, 2007 and 2006, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2008 under these operating leases are as follows (in thousands):

Year Ending December 31,

2009	$11,106
2010	9,345
2011	8,219
2012	6,631
2013	5,384
Thereafter	21,344

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2008, we had no such guarantees.

Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties and employment-related, income tax and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with assurance.

13.	Stockholders’ Investment

Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2008.

Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share-Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2008, 2007 and 2006 includes the effects of potential common shares

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	2008	2007	2006

Net (loss) income applicable to common stockholders — basic and diluted	$(206,759)	$(3,251)	$58,050

Weighted average number of common shares outstanding	21,579	21,439	21,151
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	—	394

Dilutive shares outstanding	21,579	21,439	21,545

Basic (loss) earnings per share	$(9.58)	$(0.15)	$2.74

Diluted (loss) earnings per share	$(9.58)	$(0.15)	$2.69

As of December 31, 2008 and 2007, diluted loss per share excludes approximately 198 thousand and 161 thousand, respectively, of our nonvested restricted stock as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our senior credit agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.

14.	Share-Based Compensation

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

We estimate our pre-tax share-based compensation expense to be approximately $3.0 million in 2009 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $3.8 million for the year ended December 31, 2008. The total income tax benefit recognized in our consolidated statement of operations for share-based compensation arrangements was approximately $1.3 million for the year ended December 31, 2008.

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

Stock Option Grants and Restricted Stock Awards — In May 2004, we granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten-year term and the original terms

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for 50% of the options becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, we modified the terms of these options such that they became 100% vested immediately.

In October 2004, we granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of December 31, 2008, there was no amount remaining of unearned compensation related to nonvested stock options granted in October 2004 under the amended and restated equity incentive plan.

In November 2005, 168,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2005 vest in three equal annual installments commencing on October 20, 2006. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2008, there was no amount remaining of unearned compensation related to nonvested restricted stock awarded in 2005 under the amended and restated equity incentive plan.

In November 2006, 207,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in November 2006 vest in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2008, there was approximately $1.1 million of unearned compensation related to nonvested restricted stock awarded in 2006 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 10 months.

In February 2007, 10,000 shares of restricted stock and in March 2007, 10,000 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in February 2007 and March 2007 vest ratably in three equal annual installments commencing on October 20, 2007. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2008, there was approximately $0.1 million of unearned compensation related to nonvested restricted stock awarded in 2007 under the amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 10 months.

In October 2007, 328,900 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted stock granted in October 2007 vest in three equal annual installments commencing on October 20, 2008. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2008, there was approximately $2.4 million of unearned compensation related to nonvested restricted stock awarded in 2008 under the second amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 22 months.

In November 2008, 798,450 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. The shares of restricted

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock granted in November 2008 vest in three equal annual installments commencing on October 20, 2009. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. As of December 31, 2008, there was approximately $0.8 million of unearned compensation related to nonvested restricted stock awarded in 2008 under the second amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 34 months.

We used the Black-Scholes option-pricing model to estimate the fair value of equity-based stock option grants with the following weighted-average assumptions:

2004
Stock
Option
Grants

Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36

We currently estimate the forfeiture rate for November 2006, February/March 2007, October 2007 and November 2008 restricted stock awards at 3.5%, 0.0%, 5.6% and 5.0%, respectively, for all participants of each plan.

A summary of the status of our stock options as of December 31, 2008 and changes during the twelve-month period ending December 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Stock Options	(000’s)	Price	Life (Years)	Value (000’s)

Outstanding at December 31, 2007	750	$12.45	6.5	$2,013
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(29)	9.43	—	—

Outstanding at December 31, 2008	721	$12.58	5.7	$—

Exercisable at December 31, 2008	721	$12.58	5.7	$—

Nonvested, expected to vest at December 31, 2008	—	$—	—	$—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the nonvested stock options and restricted stock grants as of December 31, 2008:

	Nonvested Stock Options		Nonvested Restricted Stock
		Weighted-		Weighted-
		Average		Average
	Options	Grant-Date	Shares	Grant-Date
	(000’s)	Fair Value	(000’s)	Fair Value

Nonvested at December 31, 2007	—	$—	520	$16.94
Granted	—	—	798	1.17
Vested	—	—	(228)	18.24
Forfeited	—	—	(18)	10.85

Nonvested at December 31, 2008	—	$—	1,072	$8.49

We expect employees to surrender approximately 18 thousand shares of our common stock in connection with the vesting of restricted stock during 2009 to satisfy income tax withholding obligations.

As of December 31, 2008, a total of 17,824 shares were available from the 2.0 million shares authorized for award under our Second Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — During 2008, we did not repurchase any shares of common stock.

15.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $1.5 million, $1.7 million and $1.5 million in 2008, 2007 and 2006, respectively.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the funded status of defined benefit pension and other post-retirement benefit plans as an asset or liability in our consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income in stockholders’ investment. SFAS No. 158 also requires that, beginning in 2008, our assumptions used to measure our annual defined benefit pension and other post-retirement benefit plans be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. We adopted the measurement date provisions of SFAS No. 158 effective January 1, 2008 using the one-measurement approach. As a result, we changed the measurement date for our pension and other postretirement plans from October 31 to our fiscal year-end date of December 31. Under the one-measurement approach, net periodic benefit cost for the period between October 31, 2007 and December 31, 2008 is being allocated proportionately between amounts recognized as an adjustment of retained earnings at January 1, 2008, and net periodic benefit cost for the year ended December 31, 2008. We recorded an adjustment, which reduced retained earnings by approximately $0.4 million, net of tax, in relation to this allocation.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in benefit obligation, plan assets and funded status as of and for the years ended December 31, 2008 and 2007 consisted of the following (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation — Beginning of year	$31,002	$30,622	$47,076	$47,067	$2,774	$2,447
Service cost	435	420	—	—	18	17
Interest cost	2,288	1,739	1,987	2,301	165	139
Plan amendments	—	211	—	—	—	414
Benefits paid	(1,577)	(1,008)	(1,151)	(3,365)	(511)	(336)
Actuarial (gain) loss	(565)	(982)	(6,940)	459	(135)	93
Exchange rate changes	—	—	(12,835)	614	—	—

Benefit obligation at end of year	31,583	31,002	28,137	47,076	2,311	2,774
Change in plan assets:
Fair value of plan assets — Beginning of year	26,256	20,588	35,649	37,013	86	—
Actual return on plan assets	(6,086)	4,476	(4,132)	570	—	—
Employer contributions	1,702	2,200	762	947	425	422
Benefits paid	(1,577)	(1,008)	(1,151)	(3,365)	(511)	(336)
Exchange rate changes	—	—	(9,719)	484	—	—

Fair value of plan assets at end of year	20,295	26,256	21,409	35,649	—	86

Funded status	$(11,288)	$(4,746)	$(6,728)	$(11,427)	$(2,311)	$(2,688)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007

Current liabilities	$—	$—	$—	$—	$442	$527
Noncurrent liabilities	11,288	4,746	6,728	11,427	1,869	2,161

Net amount recognized	$11,288	$4,746	$6,728	$11,427	$2,311	$2,688

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefits plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2008	2007	2008	2007

Projected benefit obligation	$31,583	$31,002	$28,137	$47,076
Accumulated benefit obligation	$31,583	$31,002	$28,137	$47,076
Fair value of plan assets	$20,295	$26,256	$21,409	$35,649

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$323	$420	$628	$—	$—	$263	$13	$17	$61
Interest cost	1,831	1,739	1,684	1,987	2,301	2,253	139	139	164
Expected return on plan assets	(1,980)	(1,539)	(1,649)	(1,543)	(2,178)	(2,030)	—	—	—
Amortization of prior service costs	—	—	—	—	—	6	—	—	—
Recognized actuarial (gain) loss	(13)	—	—	192	191	263	(63)	—	—

Net periodic benefit cost	161	620	663	636	314	755	89	156	225
Curtailment (gain) loss	—	—	(1,949)	—	—	151	—	—	(2,057)
Special Termination Benefits	—	211	59	—	—	—	—	414	207

Net benefit cost (gain)	$161	$831	$(1,227)	$636	$314	$906	$89	$570	$(1,625)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007

Actuarial loss (gain)	$7,993	$(3,919)	$(1,265)	$2,066	$(135)	$93
Amortization of actuarial loss (gain)	14	—	(192)	(191)	72	—

Total recognized in other comprehensive income (loss)	$8,007	$(3,919)	$(1,457)	$1,875	$(63)	$93

The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million. The estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $46 thousand.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.13%	6.00%	5.75%	6.50%	5.90%	5.00%	6.13%	6.00%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.75%	5.50%	5.90%	5.00%	5.00%	6.00%	5.75%	5.50-5.75%
Expected return on plan assets	7.50%	7.50%	8.50%	6.00%	6.00%	6.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	3.30%	N/A	N/A	N/A

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $1.8 million to our pension plans and $0.4 million to our other post-retirement benefit plans in 2009.

Our current investment allocation target for our pension plans for 2009 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2008	2007

Equity securities	52%	58%	51%	54%
Debt securities	33	32	36	24
Real estate	15	10	13	18
Other	—	—	—	4

	100%	100%	100%	100%

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 6.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2008 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$26	$(25)
Other post-retirement benefit liability	$96	$(90)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

		Other Post-
		Retirement
Year	Pension Plans	Benefit Plans

2009	$2,057	$442
2010	$2,229	$436
2011	$2,380	$368
2012	$2,754	$347
2013	$3,026	$328
2014 to 2018	$18,861	$569

16.	Related Party Transactions

We entered into the following related party transactions during the three years ended December 31, 2008:

In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS will manage a portion of the Company’s freight and logistics program as well as administer its payments to additional third party freight service providers. Scott D. Rued, the Company’s Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Richard A. Snell, a member of our Board of Directors, is an Operating Partner of Thayer Hidden Creek. For the year ended December 31, 2008, we made payments to GTS of approximately $9.5 million, which consisted primarily of payments from us for other third-party service providers, and the balance of which consisted of approximately $0.3 million of fees for GTS’s services. These fees represented less than 1.0% of GTS’s revenues for 2008.

17.	Consolidating Guarantor and Non-Guarantor Financial Information

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
As of December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$55	$7,255	$—	$7,310
Accounts receivable, net	—	88,918	13,056	(1,076)	100,898
Inventories, net	—	59,554	32,113	(885)	90,782
Prepaid expenses	—	4,226	4,765	11,437	20,428
Deferred income taxes	—	(2,868)	5,673	(2,805)	—

Total current assets	—	149,885	62,862	6,671	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392
INVESTMENT IN SUBSIDIARIES	62,537	44,647	50,305	(157,489)	—
GOODWILL AND INTANGIBLE ASSETS, net	—	34,610	—	—	34,610
OTHER ASSETS, net	—	35,821	3,354	(28,834)	10,341

TOTAL ASSETS	$62,537	$345,117	$126,759	$(179,652)	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$81	$—	$—	$81
Accounts payable	—	54,365	20,161	(1,075)	73,451
Accrued liabilities, other	—	20,590	16,057	6,770	43,417

Total current liabilities	—	75,036	36,218	5,695	116,949
LONG-TERM DEBT, net	—	164,800	25,731	(25,717)	164,814
DEFERRED TAX LIABILITIES	—	29,714	(816)	(28,898)	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	—	2,566	6,605	—	9,171

Total liabilities	—	285,273	74,466	(48,920)	310,819
STOCKHOLDERS’ INVESTMENT	62,537	59,844	52,293	(130,732)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$62,537	$345,117	$126,759	$(179,652)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$569,672	$226,295	$(32,478)	$763,489
COST OF REVENUES	—	520,839	199,817	(31,372)	689,284
Gross Profit	—	48,833	26,478	(1,106)	74,205
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	43,993	19,603	(832)	62,764
AMORTIZATION EXPENSE	—	414	965	—	1,379
GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	162,224	45,307	—	207,531

Operating (Loss) Income	—	(151,723)	(39,397)	(274)	(191,394)
OTHER (INCOME) EXPENSE	—	(1,951)	15,896	—	13,945
INTEREST EXPENSE (INCOME)	—	14,804	2,511	(1,926)	15,389

(Loss) Income Before Provision for Income Taxes	—	(164,576)	(57,804)	1,652	(220,728)
BENEFIT FOR INCOME TAXES	—	(11,176)	(2,793)	—	(13,969)

NET (LOSS) INCOME	$—	$(153,400)	$(55,011)	$1,652	$(206,759)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(153,400)	$(55,011)	$1,652	$(206,759)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	14,297	4,765	—	19,062
Noncash amortization of debt financing costs	—	671	—	—	671
Share-based compensation expense	—	3,784	—	—	3,784
Gain (loss on sale of assets)	—	(5,957)	171	—	(5,786)
Deferred income tax provision	—	(3,138)	2,069	—	(1,069)
Noncash loss on forward exchange contracts	—	—	13,751		13,751
Goodwill and intangible asset impairment	—	162,225	45,306	—	207,531
Change in other operating items	—	(19,945)	153	(1,650)	(21,442)

Net cash provided by operating activities	—	(1,463)	11,204	2	9,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,460)	(2,650)	—	(12,110)
Proceeds from disposal/sale of property, plant and equipment	—	7,449	19	—	7,468
Post-acquisition and acquisitions payments, net of cash received	—	(139)	(3,668)	—	(3,807)
Other asset and liabilities	—	(1,684)	—	(1)	(1,685)

Net cash (used in) provided by investing activities	—	(3,834)	(6,299)	(1)	(10,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock from employees	—	(41)	—	—	(41)
Excess tax benefit from equity incentive plans	—	(355)	—	—	(355)
Repayment of revolving credit facility	—	(209,966)	(1,000)	—	(210,966)
Borrowings under revolving credit facility	—	215,535	1,000	—	216,535
Payments on capital lease obligations	—	(116)	(14)	—	(130)

Net cash provided by (used in) financing activities	—	5,057	(14)	—	5,043

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(1,054)	(6,154)	(1)	(7,209)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,294)	(1,263)	—	(2,557)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,349	8,518	—	9,867

End of period	$—	$55	$7,255	$—	$7,310

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$48,530	$9,665	$(145)	$58,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	12,906	2,077	—	14,983
Noncash amortization of debt financing costs	—	855	40	—	895
Loss on early extinguishment of debt	—	282	36	—	318
Share-based compensation expense	—	2,006	—	—	2,006
(Gain) loss on sale of assets	—	(693)	28	—	(665)
Pension and post-retirement curtailment (gain) loss	—	(4,007)	142	—	(3,865)
Deferred income tax provision	—	7,616	1,801	—	9,417
Noncash gain on forward exchange contracts	—	—	(4,203)	—	(4,203)
Change in other operating items	—	(37,477)	(2,682)	145	(40,014)

Net cash provided by operating activities	—	30,018	6,904	—	36,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(17,070)	(2,257)	—	(19,327)
Proceeds from disposal/sale of property, plant and equipment	—	332	20	—	352
Proceeds from disposal/sale of other assets	—	2,032	—	—	2,032
Post-acquisition and acquisitions payments, net of cash received	—	(634)	(8,818)	—	(9,452)
Other asset and liabilities	—	(11,080)	(10,273)	20,123	(1,230)

Net cash (used in) provided by investing activities	—	(26,420)	(21,328)	20,123	(27,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	2,140	—	—	2,140
Purchases of treasury stock from employees	—	(115)	—	—	(115)
Excess tax benefit from equity incentive plans	—	645	—	—	645
Repayment of revolving credit facility	—	(61,300)	(13,411)	—	(74,711)
Borrowings under revolving credit facility	—	61,300	11,098	—	72,398
Repayments of long-term borrowings	—	(26,590)	(1,620)	—	(28,210)
Long-term borrowings	—	—	—	—	—
Payments on capital lease obligations	—	(98)	(1)	—	(99)
Other, net	—	—	20,123	(20,123)	—

Net cash (used in) provided by financing activities	—	(24,018)	16,189	(20,123)	(27,952)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(465)	(1,700)	—	(2,165)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(20,885)	65	—	(20,820)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	39,153	1,488	—	40,641

End of period	$—	$18,268	$1,553	$—	$19,821

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2008 and 2007 (in thousands, except per share amounts):

			Operating
			Income	Net Income	Basic Earnings	Diluted Earnings
	Revenues	Gross Profit	(Loss)	(Loss)	(Loss) per Share	(Loss) per Share(1)

2008:
First	$197,004	$20,765	$11,477	$472	$0.02	$0.02
Second	$209,240	$23,408	$6,307	$3,083	$0.14	$0.14
Third	$192,860	$16,908	$546	$(2,603)	$(0.12)	$(0.12)
Fourth	$164,385	$13,124	$(209,724)	$(207,711)	$(9.57)	$(9.57)
2007:
First	$198,801	$26,269	$10,612	$2,959	$0.14	$0.14
Second	$158,566	$16,619	$752	$(231)	$(0.01)	$(0.01)
Third	$160,918	$17,819	$2,803	$(2,682)	$(0.13)	$(0.13)
Fourth	$178,501	$15,934	$4,654	$(3,297)	$(0.15)	$(0.15)

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

19.	Subsequent Events.

Loan and Security Agreement

On January 7, 2009, the Company and certain of its direct and indirect U.S. subsidiaries, as borrowers (the “domestic borrowers”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank of America, N.A., as agent and lender. In addition to the domestic borrowers, the Loan and Security Agreement contemplates the addition of certain of the Company’s direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement (the “UK borrowers” and together with the domestic borrowers, the “borrowers”).

The Loan and Security Agreement provides for a three-year asset-based revolving credit facility (the “new revolving credit facility”) in an aggregate principal amount of up to $47.5 million, all of which will be available in the form of loans denominated in U.S. dollars to the domestic borrowers, subject to the borrowing base limitations described below. Up to an aggregate of $10.0 million will be available to the domestic borrowers for the issuance of letters of credit, which reduce availability under the new revolving credit facility.

On January 7, 2009, the Company borrowed $26.8 million under the new revolving credit facility and used that amount to repay in full its borrowings under the Revolving Credit and Term Loan Facility and to pay fees and expenses related to the Loan and Security Agreement. The Company intends to use the new revolving credit facility to fund ongoing operating and working capital requirements.

On March 12, 2009, the Company entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to decreasing the thresholds in the minimum operating performance covenant to provide the Company with financial covenant relief in 2009. In addition, the First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the domestic borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010.

The aggregate amount of loans permitted to be made to the domestic borrowers under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $47.5 million, minus domestic letters of

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit, and (b) the sum of eligible accounts receivable and eligible inventory of the domestic borrowers, minus certain domestic availability reserves.

The Loan and Security Agreement, as amended, contains the following financial covenants:

(1) minimum operating performance, which requires the Company to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, calculated monthly starting on April 30, 2009, for each of the following periods as of the end of each fiscal month specified below:

EBITDA (as Defined in the Loan
and Security Agreement, as
Period Ending on or Around	Amended)

April 1, 2009 through April 30, 2009	$(3,250,000)
April 1, 2009 through May 31, 2009	$(3,530,000)
April 1, 2009 through June 30, 2009	$(1,750,000)
April 1, 2009 through July 31, 2009	$1,200,000
April 1, 2009 through August 30, 2009	$3,600,000
April 1, 2009 through September 30, 2009	$9,200,000
April 1, 2009 through October 31, 2009	$13,200,000
April 1, 2009 through November 30, 2009	$17,600,000
April 1, 2009 through December 31, 2009	$22,000,000

(2) a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, not more than $9.7 million for the fiscal year ending December 31, 2009; and

(3) a minimum fixed charge coverage ratio of 1:0:1.0 as of the end of any fiscal quarter commencing with the fiscal quarter ending March 31, 2010.

In addition, the domestic borrowers are obligated to maintain availability under the domestic borrowing base of at least $11.5 million until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending March 31, 2010 or thereafter, at which time the domestic borrowers will be required to maintain availability under the domestic borrowing base of at least $7.5 million at all times.

The Loan and Security Agreement also contains other customary restrictive covenants, customary reporting and other affirmative covenants and customary events of default.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent accountants on matters of accounting and financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn Mervin Dunn Chief Executive Officer	/s/ Chad M. Utrup Chad M. Utrup Chief Financial Officer

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.

We have audited the internal control over financial reporting of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

Columbus, Ohio
March 16, 2009

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of December 31, 2008:

Name	Age	Principal Position(s)

Scott D. Rued	52	Chairman and Director
Mervin Dunn	55	President, Chief Executive Officer and Director
Scott C. Arves	52	Director
David R. Bovee	59	Director
Robert C. Griffin	60	Director
S.A. Johnson	68	Director
John W. Kessler	72	Director
Richard A. Snell	67	Director

The following biographies describe the business experience of our directors:

Scott D. Rued has served as a Director since February 2001 and Chairman since April 2002. Since August 2003, Mr. Rued has served as a Managing Partner of Thayer Hidden Creek (“Thayer”). Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“Hidden Creek”) from May 2000 to August 2003. From January 1994 through April 2000, Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek.

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

John W. Kessler has served as a Director since August 2008. Mr. Kessler has been the owner of the John W. Kessler Company, a real estate development company, since 1972 and Chairman of The New Albany Company, a real estate development company, since 1988. Mr. Kessler is a past chairman of The Ohio State University Board of Trustees, The Ohio Public Works Commission and the Greater Columbus Chamber of Commerce. Mr. Kessler has also served on the board of directors of The Limited, Inc., the Cleveland Federal Reserve and JPMorgan Chase & Co. Mr. Kessler also currently serves as a director of Abercrombie & Fitch Co and The John Glenn School of Public Affairs.

Richard A. Snell has served as a Director since August 2004. Mr. Snell has served as Chairman and Chief Executive Officer of Qualitor, Inc. since May 2005 and as an Operating Partner at Thayer Hidden Creek since 2003. Prior to joining Thayer Hidden Creek, Mr. Snell was a consultant from 2000 to 2003 and prior thereto, served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, from 1996 to 2000. Prior to joining Federal-Mogul Corporation, Mr. Snell served as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer. Mr. Snell also currently serves as a Director of Schneider National, Inc.

B. Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2009 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2008 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2009 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2008:

				Number of
			Weighted-Average	Securities
	Number of Securities to be		Exercise Price of	Remaining Available
	Issued upon Exercise of		Outstanding	for Future Issuance
	Outstanding Options,		Options, Warrants	Under Equity
	Warrants and Rights		and Rights	Compensation Plans

Equity compensation plans approved by security holders:
Second Amended and Restated Equity Incentive Plan	492,184	(1)	$15.84	17,824
Management Stock Option Plan	228,411		$5.54	—
Equity compensation plans not approved by stockholders	—		—	—

Total	720,595		$12.58	17,824

(1)	Includes options granted under our Second Amended and Restated Equity Incentive Plan. Does not include 1,523,750 shares of restricted stock granted under our Second Amended and Restated Equity Incentive Plan.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2009 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Corporation and its subsidiaries are included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2008	2007	2006

Balance — Beginning of the year	$3,758	$5,536	$6,087
Acquisition recorded	—	105	119
Provisions	4,772	5,076	4,246
Utilizations	(4,852)	(6,915)	(4,963)
Currency translation adjustment	(259)	(44)	47

Balance — End of the year	$3,419	$3,758	$5,536

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:

The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31 were as follows (in thousands):

	2008	2007	2006

Balance — Beginning of the year	$106	$247	$317
Provisions	—	—	—
Utilizations	(106)	(141)	(70)

Balance — End of the year	$—	$106	$247

Facility Closure and Consolidation Costs:

The transactions in the facility closure and consolidation costs account for the years ended December 31 were as follows (in thousands):

	2008	2007	2006

Balance — Beginning of the year	$646	$60	$2,013
Provisions	(206)	810	—
Utilizations	(440)	(224)	(1,953)

Balance — End of the year	$—	$646	$60

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
4.1	Indenture, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2	Supplemental Indenture, dated as of August 10, 2005, by and among the Company, Cabarrus Plastics, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3	Supplemental Indenture, dated as of November 10, 2006, among the Company, CVG European Holdings, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 13, 2007).
4.4	Supplemental Indenture, dated as of November 28, 2007, among the Company, CVG Oregon, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference in the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
4.5	Supplemental Indenture, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc., CVG CS LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.
4.6	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.7	Form of senior note (attached as exhibit to Exhibit 4.1) (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
10.1	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

Exhibit No.	Description

10.2	First Amendment to Revolving Credit and Term Loan Agreement, dated as of September 16, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.3	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.4	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of June 3, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
10.5	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 29, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’ s current report on Form 8-K (File No. 000-50890), filed on July 6, 2005).
10.6	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).
10.7	Sixth Amendment to Revolving Credit and Term Loan Agreement, dated as of December 30, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 1, 2006).
10.8	Waiver and Seventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 3, 2007).
10.9	Eighth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 3, 2007).

Exhibit No.		Description

10.10		Amendment and Waiver Letter to Revolving Credit and Term Loan Agreement, dated as of August 16, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).
10.11		Tenth Amendment to Revolving Credit and Term Loan Agreement, dated as of September 28, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).
10.12		Eleventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 10, 2008, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 14, 2008).
10.13		Loan and Security Agreement, dated January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.
10	.14*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.15*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.16*	Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-59890), filed on May 11, 2005).
10	.17*	Commercial Vehicle Group, Inc. Second Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on May 25, 2007).
10	.18*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.19		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.20		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.21		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.22		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

Exhibit No.		Description

10	.23*	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).
10	.24*	Commercial Vehicle Group, Inc. 2008 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 25, 2008).
10	.25*	First Amendment to Commercial Vehicle Group, Inc. 2008 Bonus Plan dated November 5, 2008.
10	.26*	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.27*	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.28*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).
10	.29*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.30*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.31*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.32*	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.33*	Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.34*	Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.35*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Mervin Dunn.
10	.36*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Gerald L. Armstrong.
10	.37*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Chad M. Utrup.
10	.38*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with James F. Williams).
10	.39*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey.
10	.40*	Amended and Restated Deferred Compensation Plan dated November 5, 2008.
10.41		Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
10	.42*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
12.1		Computation of ratio of earnings to fixed charges.

Exhibit No.	Description

21.1	Subsidiaries of Commercial Vehicle Group, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Mervin Dunn, President and Chief Executive Officer.
31.2	Certification by Chad M. Utrup, Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ MERVIN DUNN
Mervin Dunn
President and Chief Executive Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT D. RUED Scott D. Rued	Chairman and Director	March 16, 2009

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2009

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 16, 2009

/s/ DAVID R. BOVEE David R. Bovee	Director	March 16, 2009

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 16, 2009

/s/ S.A. JOHNSON S.A. Johnson	Director	March 16, 2009

/s/ JOHN W. KESSLER John W. Kessler	Director	March 16, 2009

/s/ RICHARD A. SNELL Richard A. Snell	Director	March 16, 2009

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009