Form 10-Q
period 2009-03-31
Commercial Vehicle Group, Inc.
filed 2009-05-08
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2009 was 21,746,415 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (UNAUDITED)	2

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	3

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION	30

SIGNATURES		32

Certification of CEO
Certification of CFO
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share
	amounts)
REVENUES	$108,530	$197,004

COST OF REVENUES	111,779	176,239

Gross (Loss) Profit	(3,249)	20,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,343	15,018

AMORTIZATION EXPENSE	97	345

GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)

RESTRUCTURING COSTS	1,712	—

Operating (Loss) Income	(18,401)	11,477

OTHER (INCOME) EXPENSE	(4,892)	9,698

INTEREST EXPENSE	3,644	3,907

LOSS ON EARLY EXTINGUISHMENT OF DEBT	795	—

Loss Before Provision (Benefit) for Income Taxes	(17,948)	(2,128)

PROVISION (BENEFIT) FOR INCOME TAXES	1,456	(2,600)

NET (LOSS) INCOME	$(19,404)	$472

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.89)	$0.02

Diluted	$(0.89)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,746	21,537

Diluted	21,746	21,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,350	$7,310
Accounts receivable, net of reserve for doubtful accounts of $3,132 and $3,419, respectively	71,754	100,898
Inventories, net	71,238	90,782
Prepaid expenses	16,619	20,428

Total current assets	164,961	219,418

PROPERTY, PLANT AND EQUIPMENT, net	86,899	90,392
INTANGIBLE ASSETS, net of accumulated amortization of $1,714 and $1,618, respectively	34,514	34,610
OTHER ASSETS, net	12,989	10,341

TOTAL ASSETS	$299,363	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$15,537	$81
Accounts payable	47,494	73,451
Accrued liabilities, other	36,228	43,417

Total current liabilities	99,259	116,949

LONG-TERM DEBT, net of current maturities	150,014	164,814
PENSION AND OTHER POST-RETIREMENT BENEFITS	19,847	19,885
OTHER LONG-TERM LIABILITIES	6,525	9,171

Total liabilities	275,645	310,819

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,746,415 shares issued and outstanding, respectively	217	217
Treasury stock purchased from employees; 46,474 shares	(455)	(455)
Additional paid-in capital	181,619	180,848
Retained loss	(137,715)	(118,311)
Accumulated other comprehensive loss	(19,948)	(18,357)

Total stockholders’ investment	23,718	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$299,363	$354,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,404)	$472
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,415	4,688
Noncash amortization of debt financing costs	325	213
Loss on early extinguishment of debt	795	—
Share-based compensation expense	771	943
Loss (gain) on sale of assets	365	(6,043)
Deferred income tax benefit	—	(4,173)
Noncash (income) loss on forward exchange contracts	(4,858)	9,682
Change in other operating items	21,377	(9,606)

Net cash provided by (used in) operating activities	3,786	(3,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,690)	(3,627)
Proceeds from disposal/sale of property, plant and equipment	—	7,452
Other assets and liabilities	(976)	(5,501)

Net cash used in investing activities	(2,666)	(1,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(87,121)	(46,000)
Borrowings under revolving credit facility	87,807	47,000
Payments on capital lease obligations	(30)	(31)
Debt issuance costs and other	(2,631)	(250)

Net cash (used in) provided by financing activities	(1,975)	719

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,105)	2,444

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,960)	(2,337)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,310	9,867

End of period	$5,350	$7,530

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,275	$6,062

Cash (refund) received for income taxes, net	$(655)	$783

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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2008 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-1 and No. 157-2. FSP No. 157-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009 for calendar year end entities. The adoption did not have a material impact on our consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB No. 133. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 also applies to non-derivative hedging instruments and all hedged items designated and qualifying under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS No. 161 only requires additional disclosures on our derivative and hedging activities, the adoption did not impact our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. This FSP did not have an impact on our consolidated financial position and results of operations.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years and requires that all prior period EPS be adjusted retroactively. This FSP did not have an impact on our consolidated financial position and results of operations.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan on investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP shall be effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. As FSP FAS 132(R)-1 only requires additional disclosures about our pension and other post-retirement benefits plans, the adoption will not impact our consolidated financial position and results of operations.
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
Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 – Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our financial assets and liabilities are categorized as follows:

	March 31, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$29	$—	$29	$—	$32	$—	$32	$—
Deferred compensation (2)	1,135	1,135	—	—	1,223	1,223	—	—

Total assets	$1,164	$1,135	$29	$—	$1,255	$1,223	$32	$—

Derivative liabilities (1)	$10,471	$—	$10,471	$—	$15,331	$—	$15,331	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.
The adoption of SFAS No. 157 for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our consolidated financial position and results of operations for the three months ended March 31, 2009.
4. Restructuring Activities
On February 10, 2009, we announced a restructuring plan that includes a reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities to be closed include an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. In addition, on March 18, 2009, we announced the closure of our Vancouver, Washington manufacturing facility. The decision to reduce our workforce and to close the facilities was the result of the extended downturn of the global economy, and in particular the commercial vehicle markets. We estimate that we will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $3.0 million, consisting of approximately $1.7 million of severance costs and $1.3 million of facility closure costs. The Company estimates that all of the restructuring charges will be incurred as cash expenditures, of which approximately $2.7 million is expected to be incurred in 2009 and approximately $0.3 million is expected to be incurred in 2010. For the three months ended March 31, 2009, we have incurred approximately $1.7 million of employee related costs. The following table summarizes the restructuring liability as of March 31, 2009 (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2008	$—	$—	$—
Provision	1,712	—	1,712
Deductions for payments made	(1,337)	—	(1,337)

Balance — March 31, 2009	$375	$—	$375

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
In November 2008, 798,450 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2008 vest in three equal annual installments commencing on October 20, 2009.
As of March 31, 2009, there was approximately $3.6 million of unearned compensation related to non-vested share-based compensation arrangements granted under our Second Amended and Restated Equity Incentive Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 7 months for the November 2006, February 2007 and March 2007 awards, 19 months for the October 2007 awards and 31 months for the November 2008 awards, respectively.
We currently estimate the forfeiture rates for the November 2006, February/March 2007, October 2007 and November 2008 restricted stock awards at 3.5%, 0.0%, 5.6% and 5.0%, respectively, for all participants in the plan.
The following table summarizes information about the non-vested restricted stock grants as of March 31, 2009:

		Weighted-Average
		Grant-Date Fair
	Shares (000’s)	Value
Nonvested at December 31, 2008	1,072	$8.49
Granted	—	—
Vested	—	—
Forfeited	(50)	5.04

Nonvested at March 31, 2009	1,022	$8.61

As of March 31, 2009, 65,161 shares of the 2.0 million shares authorized for issuance were available for issuance under our Second Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of March 31, 2009.
Earnings Per Share — In accordance with SFAS No. 128, Earnings per Share, as amended, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in SFAS No. 123(R), Share Based Payment. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2009 and 2008 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income applicable to common shareholders — basic and diluted	$(19,404)	$472

Weighted average number of common shares outstanding	21,746	21,537
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	104

Dilutive shares outstanding	21,746	21,641
Basic (loss) earnings per share	$(0.89)	$0.02

Diluted (loss) earnings per share	$(0.89)	$0.02

For the three months ended March 31, 2009, diluted loss per share did not include approximately 0.7 million outstanding stock options and approximately 1.1 million non-vested restricted stock, as the effect would have been antidilutive.
Dividends — In August 2004, in connection with its initial public offering, the Company entered into the prior senior credit agreement (the “Revolving Credit and Term Loan Agreement”), which provided for a revolving credit facility (the “prior revolving credit facility”) and a term loan. On January 7, 2009, the prior senior credit agreement was replaced with the Loan and Security Agreement (the “Loan and Security Agreement”). We have not declared or paid any cash dividends in the past. The terms of our prior senior credit agreement and our Loan and Security Agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$48,820	$57,954
Work in process	11,281	19,763
Finished goods	16,181	19,437
Less excess and obsolete	(5,044)	(6,372)

	$71,238	$90,782

Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
9. Intangible Assets
We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. To estimate the fair value of these intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
We review definite-lived intangible and long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. A determination is made by management, in accordance with SFAS No. 144, to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected discounted future cash flows.
Our intangible assets were comprised of the following (in thousands):

	March 31, 2009				December 31, 2008
	Weighted-				Weighted-
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(1,323)	$8,467	30 years	$9,790	$(1,242)	$8,548
Licenses	7 years	438	(391)	47	7 years	438	(376)	62

		$10,228	$(1,714)	$8,514		$10,228	$(1,618)	$8,610

Indefinite-lived intangible assets:
Customer relationships		26,000	—	26,000		26,000	—	26,000

		$26,000	$—	$26,000		$26,000	$—	$26,000

Total intangible assets				$34,514				$34,610

The aggregate intangible asset amortization expense was approximately $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2009 and 2008.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2009, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2009	$389
2010	$326
2011	$326
2012	$326
2013	$326
2014	$326
10. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facilities bore interest at a weighted average of 5.9% as of March 31, 2009 and 7.5% as of December 31, 2008	$15,486	$14,800
8.0% senior notes due 2013	150,000	150,000
Other	65	95

	165,551	164,895
Less current maturities	15,537	81

	$150,014	$164,814

Credit Agreement – We account for amendments to our revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and our 8.0% senior notes under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Historically, we have periodically amended the terms of our prior revolving credit facility to increase or decrease the individual and collective borrowing base of the instruments on an as needed basis. We have not modified the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of a revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total, as appropriate per the guidance of EITF 98-14. In connection with an amendment of our 8% senior notes, under the terms of EITF 96-19, bank and any third-party fees are either expensed as an extinguishment of debt or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.
On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “domestic borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender. In addition to the domestic borrowers, the Loan and Security Agreement contemplates the addition of certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement (the “UK borrowers” and together with the domestic borrowers, the “borrowers”). Based on the provisions of EITF 98-14, approximately $0.8 million of third party fees relating to the prior senior credit agreement were expensed as loss on early extinguishment of debt and the remaining $2.3 million of third party fees relating to the Loan and Security Agreement were capitalized and were being amortized over its remaining life. We used borrowings under the Loan and Security Agreement to repay in full our borrowings under the prior credit revolving credit facility.
On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to changing the thresholds in the minimum operating performance covenant. In addition, the First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the domestic borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010. Based on the provisions of EITF 98-14, approximately $0.4 million of third party fees relating to the Loan and Security Agreement were capitalized and were being amortized over its remaining life.
As of March 31, 2009, approximately $4.8 million in deferred fees relating to the Loan and Security Agreement and fees related to the 8.0% senior notes offering were outstanding and were being amortized over the life of the agreements.
The Loan and Security Agreement provides for a three-year asset-based revolving credit facility. The aggregate amount of loans permitted to be made to the domestic borrowers under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $47.5 million, minus domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the domestic borrowers, minus certain domestic availability reserves.
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
As of March 31, 2009, the Company had $15.5 million of the borrowings under the Loan and Security Agreement, all of which were denominated in U.S. dollars. As of March 31, 2009, these borrowings bore interest at a rate of 5.9% per annum. In addition, as of March 31, 2009, the Company had outstanding letters of credit of approximately $1.4 million.
In accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, we have classified our Loan and Security Agreement, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes a lockbox arrangement and a subjective acceleration clause.

Terms, Covenants and Compliance Status – The Loan and Security Agreement, as amended, contains financial covenants, including minimum operating performance, a limitation on capital expenditures and a minimum fixed charge coverage ratio commencing with the fiscal quarter ending March 31, 2010. We were in compliance with the financial covenants in the Loan and Security Agreement as of March 31, 2009. The Loan and Security Agreement also contains other customary restrictive covenants, customary reporting and other affirmative covenants and customary events of default.
Under the Loan and Security Agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. The domestic borrowers’ obligations under the Loan and Security Agreement are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the domestic borrowers, as well as 100% of the capital stock of the domestic subsidiaries of each domestic borrower and 65% of the capital stock of each foreign subsidiary directly owned by a domestic borrower. Each of CVG and each other domestic borrower is jointly and severally liable for the obligations under the Loan and Security Agreement and unconditionally guarantees the prompt payment and performance thereof.
We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum operating performance covenant and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast by a substantial margin, or if we do not realize a significant portion of our planned cost savings, we could violate our financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
11. Income Taxes
We, or one of our subsidiaries files federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2004. There is currently one income tax examination in process. We do not anticipate that any adjustments from this examination will result in material changes to our consolidated financial position and results of operations.
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As of March 31, 2009, we have provided a liability of approximately $3.1 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $3.1 million, the amount that would impact our effective tax rate, if recognized, is $2.2 million. The remaining $0.9 million of unrecognized tax benefits consists of items that are offset by deferred tax assets.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.7 million accrued for the payment of interest and penalties at March 31, 2009, of which $34 thousand was accrued during the current year. Accrued interest and penalties are included in the $3.1 million of unrecognized tax benefits.
During the current quarter, we released approximately $21 thousand of tax reserves, which related to tax, interest and penalties associated with items with expiring statues of limitations. We anticipate events could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.3 million of unrecognized tax reserves, interest and penalties will be released within the next twelve months due to the statutes of limitations and amendment of prior year returns.

12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2009 (in thousands):

Balance — December 31, 2008	$3,706
Additional provisions recorded	448
Deduction for payments made	(518)
Currency translation adjustment	(5)

Balance — March 31, 2009	$3,631

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2009, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of March 31, 2009, we had no such guarantees.
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
13. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. As of March 31, 2009, none of our derivatives were designated as hedging instruments under SFAS No. 133; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	March 31, 2009		December 31, 2008
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value
Commitments to buy currencies:
Eurodollar	$(1,023)	$(805)	$(1,832)	$(1,345)
Swedish krona	—	—	—	—
Japanese yen	(453)	(448)	(736)	(765)

	$(1,476)	$(1,253)	$(2,568)	$(2,110)

Commitments to sell currencies:
Eurodollar	$28,541	$34,352	$35,236	$43,532
Swedish krona	—	—	54	56
Japanese yen	14,059	18,465	15,813	22,372

	$42,600	$52,818	$51,103	$65,960

Total	$41,123	$51,565	$48,535	$63,850

The fair value of our derivative instruments was a net liability of approximately $10.4 million and $15.3 million as of March 31, 2009 and December 31, 2008, respectively. The net liability was comprised of $7.9 million and $10.1 million in accrued liabilities and $2.5 million and $5.2 million in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively.
We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. For the three months ended March 31, 2009, we recorded a credit valuation adjustment of approximately $2.4 million on our foreign currency forward contracts.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments under SFAS No. 133 (in thousands):

Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Other assets	$29	Other assets	$32

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$7,994	Accrued liabilities	$10,096
Foreign exchange contracts	Other long-term liabilities	2,477	Other long-term liabilities	5,235

		$10,471		$15,331

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments under SFAS No. 133 for the three months ended March 31 (in thousands):

	Location of Gain
	(Loss)	Amount of Gain (Loss)
	Recognized in	Recognized in Income on
	Income on	Derivatives
	Derivatives	2009	2008
Foreign exchange contracts	Other Expenses	$4,858	$(9,862)

14. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ended March 31 was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$76	$112	$—	$—	$4	$5
Interest cost	474	457	453	694	32	38
Expected return on plan assets	(379)	(491)	(318)	(537)	—	—
Recognized actuarial loss (gain)	26	—	42	66	(12)	(6)

Net periodic benefit cost	197	78	177	223	24	37
Special Termination Benefits	35	—	—	—	85	—

Net benefit cost	$232	$78	$177	$223	$109	$37

We previously disclosed in our financial statements for the year ended December 31, 2008, that we expect to contribute approximately $1.8 million to our pension plans in 2009. As of March 31, 2009, approximately $0.3 million of contributions have been made to our pension plans. We anticipate contributing an additional $1.5 million to our pension plans in 2009 for total estimated contributions during 2009 of $1.8 million.
15. Comprehensive (Loss) Income
We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of March 31, 2009 (in thousands):

Foreign currency translation adjustment	$(9,844)
Pension liability	(10,149)
Unrealized loss on derivatives	45

$(19,948)

Comprehensive (loss) income for the three months ended March 31 was as follows (in thousands):

	2009	2008
Net (loss) income	$(19,404)	$472
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,636)	2,800
Unrealized loss on derivative instruments	45	—

Comprehensive (loss) income	$(20,995)	$3,272

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program as well as administers its payments to additional third party freight service providers. Scott D. Rued, the Company’s Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Richard A. Snell, a member of our Board of Directors, is an Operating Partner of Thayer Hidden Creek. For the three months ended March 31, 2009, we made payments under these arrangements of approximately $2.4 million, which consisted primary of payments from us for other third-party service providers and the balance of which consisted of approximately $.01 million of fees for GTS's services.
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
The following consolidated financial information presents the financial information of the Company (the “Parent Company”), the guarantor companies and the non-guarantor companies in accordance with Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$89,216	$24,677	$(5,363)	$108,530

COST OF REVENUES	—	91,846	25,364	(5,431)	111,779

Gross Loss	—	(2,630)	(687)	68	(3,249)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,895	3,504	(56)	13,343

AMORTIZATION EXPENSE	—	97	—	—	97

RESTRUCTURING COSTS	—	619	1,093	—	1,712

Operating Loss	—	(13,241)	(5,284)	124	(18,401)

OTHER EXPENSE (INCOME)	—	13	(4,905)	—	(4,892)

INTEREST EXPENSE	—	3,603	440	(399)	3,644

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	795	—	—	795

Loss Before Provision (Benefit) for Income Taxes	—	(17,652)	(819)	523	(17,948)

PROVISION (BENEFIT) FOR INCOME TAXES	—	2,275	(819)	—	1,456

NET LOSS	$—	$(19,927)	$—	$523	$(19,404)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$276	$5,074	$—	$5,350
Accounts receivable, net	—	68,045	4,784	(1,075)	71,754
Inventories, net	—	43,972	28,027	(761)	71,238
Prepaid expenses	—	3,628	3,707	9,284	16,619
Deferred income taxes	—	(2,868)	5,770	(2,902)	—

Total current assets	—	113,053	47,362	4,546	164,961
PROPERTY, PLANT AND EQUIPMENT, net	—	77,608	9,291	—	86,899
INVESTMENT IN SUBSIDIARIES	43,904	44,648	50,305	(138,857)	—
INTANGIBLE ASSETS, net	—	34,514	—	—	34,514
OTHER ASSETS, net	—	38,555	3,351	(28,917)	12,989

TOTAL ASSETS	$43,904	$308,378	$110,309	$(163,228)	$299,363

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$15,537	$—	$—	$15,537
Accounts payable	—	35,567	13,003	(1,076)	47,494
Accrued liabilities, other	—	20,703	11,404	4,121	36,228

Total current liabilities	—	71,807	24,407	3,045	99,259
LONG-TERM DEBT, net	—	150,000	25,730	(25,716)	150,014
DEFERRED TAX LIABILITIES	—	29,670	(689)	(28,981)	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,361	6,486	—	19,847
OTHER LONG-TERM LIABILITIES	—	2,809	3,716	—	6,525

Total liabilities	—	267,647	59,650	(51,652)	275,645
STOCKHOLDERS’ INVESTMENT	43,904	40,731	50,659	(111,576)	23,718

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$43,904	$308,378	$110,309	$(163,228)	$299,363

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$—	$(19,927)	$—	$523	$(19,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,674	741	—	4,415
Noncash amortization of debt financing costs	—	325	—	—	325
Loss on early extinguishment of debt	—	795	—	—	795
Share-based compensation expense	—	771	—	—	771
Loss on sale of assets	—	360	5	—	365
Deferred income tax benefit	—	(381)	380	1	—
Noncash loss on forward exchange contracts	—	—	(4,858)	—	(4,858)
Change in other operating items	—	18,868	3,033	(524)	21,377

Net cash provided by (used in) operating activities	—	4,485	(699)	—	3,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(1,313)	(377)	—	(1,690)
Other asset and liabilities	—	(976)	—	—	(976)

Net cash used in by investing activities	—	(2,289)	(377)	—	(2,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(87,121)	—	—	(87,121)
Borrowings under revolving credit facility	—	87,807	—	—	87,807
Payments on capital lease obligations	—	(30)	—	—	(30)
Debt issuance costs and other	—	(2,631)	—	—	(2,631)

Net cash used in financing activities	—	(1,975)	—	—	(1,975)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,105)	—	(1,105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	221	(2,181)	—	(1,960)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	55	7,255	—	7,310

End of period	$—	$276	$5,074	$—	$5,350

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$138,752	$65,254	$(7,002)	$197,004

COST OF REVENUES	—	127,310	55,708	(6,779)	176,239

Gross Profit	—	11,442	9,546	(223)	20,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,143	5,110	(235)	15,018

AMORTIZATION EXPENSE	—	103	242	—	345

GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)

Operating Income	—	7,271	4,194	12	11,477

OTHER EXPENSE	—	36	9,662	—	9,698

INTEREST EXPENSE	—	3,658	1,025	(776)	3,907

Income (Loss) Before Provision (Benefit) for Income Taxes	—	3,577	(6,493)	788	(2,128)

PROVISION (BENEFIT) FOR INCOME TAXES	—	163	(2,763)	—	(2,600)

NET INCOME (LOSS)	$—	$3,414	$(3,730)	$788	$472

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$55	$7,255	$—	$7,310
Accounts receivable, net	—	88,918	13,056	(1,076)	100,898
Inventories, net	—	59,554	32,113	(885)	90,782
Prepaid expenses	—	4,226	4,765	11,437	20,428
Deferred income taxes	—	(2,868)	5,673	(2,805)	—

Total current assets	—	149,885	62,862	6,671	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392
INVESTMENT IN SUBSIDIARIES	62,537	44,647	50,305	(157,489)	—
INTANGIBLE ASSETS, net	—	34,610	—	—	34,610
OTHER ASSETS, net	—	35,821	3,354	(28,834)	10,341

TOTAL ASSETS	$62,537	$345,117	$126,759	$(179,652)	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$81	$—	$—	$81
Accounts payable	—	54,365	20,161	(1,075)	73,451
Accrued liabilities, other	—	20,590	16,057	6,770	43,417

Total current liabilities	—	75,036	36,218	5,695	116,949
LONG-TERM DEBT, net	—	164,800	25,731	(25,717)	164,814
DEFERRED TAX LIABILITIES	—	29,714	(816)	(28,898)	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	—	2,566	6,605	—	9,171

Total liabilities	—	285,273	74,466	(48,920)	310,819
STOCKHOLDERS’ INVESTMENT	62,537	59,844	52,293	(130,732)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$62,537	$345,117	$126,759	$(179,652)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$3,414	$(3,730)	$788	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3,553	1,135	—	4,688
Noncash amortization of debt financing costs	—	213	—	—	213
Share-based compensation expense	—	943	—	—	943
Gain on sale of assets	—	(6,043)	—	—	(6,043)
Deferred income tax provision (benefit)	—	18	(4,190)	(1)	(4,173)
Noncash loss on forward exchange contracts	—	—	9,682	—	9,682
Change in other operating items	—	(4,887)	(1,917)	(2,802)	(9,606)

Net cash (used in) provided by operating activities	—	(2,789)	980	(2,015)	(3,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,002)	(625)	—	(3,627)
Proceeds from disposal/sale of property, plant and equipment	—	7,432	20	—	7,452
Other assets and liabilities	—	(594)	(4,907)	—	(5,501)

Net cash provided by (used in) investing activities	—	3,836	(5,512)	—	(1,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(46,000)	—	—	(46,000)
Borrowings under revolving credit facility	—	47,000	—	—	47,000
Payments on capital lease obligations	—	(28)	(3)	—	(31)
Other, net	—	(250)	—	—	(250)

Net cash provided by (used in) financing activities	—	722	(3)	—	719

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	144	2,300	—	2,444

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,913	(2,235)	(2,015)	(2,337)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,349	8,518	—	9,867

End of period	$—	$3,262	$6,283	$(2,015)	$7,530

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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continued to impact production related orders. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. If the sustained downturn in the economy and the disruption in the financial markets continue, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.
Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. If the downturn in the global economy and the disruption in the financial markets continue, we expect that low demand for construction equipment could continue to have a negative impact on our revenues, operating results and financial position.

Along with the United States, we have operations in Europe, China, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars.
We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:
•	eliminating excess production capacity through the closure and consolidation of manufacturing, warehousing or assembly facilities;

•	working capital improvements through reduced inventory and capital spending;

•	sourcing efforts in Europe and Asia;

•	consolidating our supply base to improve purchasing leverage; and

•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives to improve operating efficiency and product quality.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	103.0	89.5

Gross (loss) profit	(3.0)	10.5
Selling, general and administrative expenses	12.3	7.6
Amortization expense	0.1	0.2
Gain on sale of long-lived asset	—	(3.1)
Restructuring costs	1.6	—

Operating (loss) income	(17.0)	5.8
Other (income) expense	(4.5)	4.9
Interest expense	3.4	2.0
Loss on early extinguishment of debt	0.7	—

Loss before provision (benefit) for income taxes	(16.6)	(1.1)
Provision (benefit) for income taxes	1.3	(1.3)

Net (loss) income	(17.9)%	0.2%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues. Revenues decreased approximately $88.5 million, or 45.0%, to $108.5 million in the three months ended March 31, 2009 from $197.0 million in the three months ended March 31, 2008. This decrease resulted primarily from the global economic recession, which impacted our North American end market by approximately $49.5 million and our European and Asian end markets by approximately $32.4 million. In addition, translation of our foreign operations into U.S. dollars decreased our revenues by approximately $6.6 million over the prior year period.
Gross (Loss) Profit. Gross loss was approximately $3.2 million for the three months ended March 31, 2009 compared to gross profit of $20.8 million in the three months ended March 31, 2008, a decrease of approximately $24.0 million, or 115.6%. As a percentage of revenues, gross loss was (3.0%) for the three months ended March 31, 2009 compared to gross profit of 10.5% in the three months ended March 31, 2008. This decrease was primarily the result of our inability to reduce our costs in proportion with the $88.5 million decrease in our revenues from the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1.7 million, or 11.2%, to $13.3 million in the three months ended March 31, 2009 from $15.0 million in the three months ended March 31, 2008. The decrease was primarily the result of reductions in wages and general spending in connection with our restructuring and cost containment efforts during the three months ended March 31, 2009.
Amortization Expense. Amortization expense was approximately $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2009 and 2008. We recorded less amortization expense for the three months ended March 31, 2009 due to the impairment of our definite-lived customer relationships at C.I.E.B. and PEKM.
Gain on Sale of Long-Lived Assets. We sold the land and building of our Seattle, Washington facility, with a carrying value of approximately $1.2 million, for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the three months ended March 31, 2008.
Restructuring Costs. We recorded restructuring charges for the three months ended March 31, 2009 of $1.7 million relating to a reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities. We did not record a restructuring charge for the three months ended March 31, 2008.
Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of March 31, 2009, none of our derivatives were designated as hedging instruments under SFAS No. 133; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $4.9 million income for the three months ended March 31, 2009 and the $9.7 million expense for the three months ended March 31, 2008 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense decreased approximately $0.3 million to $3.6 million in the three months ended March 31, 2009 from $3.9 million in the three months ended March 31, 2008. This decrease was due to a lower average interest rate on our revolving credit facility compared to the prior year period.
Provision (Benefit) for Income Taxes. Our effective tax rate was negative 8.1% for the three months ended March 31, 2009 and 122.2% for the same period in 2008. An income tax provision of approximately $1.5 million was recorded for the three months ended March 31, 2009 compared to an income tax benefit of $2.6 million for the three months ended March 31, 2008. The change in effective rate from the prior year quarter can be primarily attributed to valuation allowances.
Net (Loss) Income. Net loss was $19.4 million in the three months ended March 31, 2009, compared to net income of $0.5 million in the three months ended March 31, 2008, primarily as a result of the factors discussed above.

Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2009, net cash provided by operations was approximately $3.8 million compared to net cash used in operations of $3.8 million from the prior year period. The net cash provided by for the three months ended March 31, 2009 was primarily a result of decreases in accounts receivable and inventory, which was partially offset by changes in accounts payable and accrued liabilities.
Net cash used in investing activities was approximately $2.7 million for the three months ended March 31, 2009 compared to net cash used in investing activities of approximately $1.7 million for the comparable period in 2008. The amounts used in March 31, 2009 primarily reflect capital expenditure purchases. The amounts used in March 31, 2008 reflect ongoing capital expenditure purchases, the sale of long-lived assets and post-acquisition adjustments.
Net cash used in financing activities was approximately $2.0 million for the three months ended March 31, 2009, compared to net cash provided by financing activities of $0.7 million in the same period of 2008. The net cash used in financing activities was principally from borrowings under our revolving credit facility to fund ongoing operational activities for the three months ended March 31, 2009.
Debt and Credit Facilities
As of March 31, 2009, we had an aggregate of $165.6 million of outstanding indebtedness excluding $1.4 million of outstanding letters of credit under various financing arrangements and an additional $30.0 million of borrowing capacity under our Loan and Security Agreement, which is subject to an $11.5 million availability reserve. The indebtedness consisted of the following:
@	$15.5 million under our revolving credit facility and $0.1 million of capital lease obligations. The weighted average rate on these borrowings, for the three months ended March 31, 2009, was approximately 5.9% with respect to the revolving borrowings and;

@	$150.0 million of 8.0% senior notes due 2013.
Prior Senior Credit Agreement
In August 2004, in connection with our initial public offering, we entered into the prior senior credit agreement (the “prior senior credit agreement”), which provided for a revolving credit facility (the “prior revolving credit facility”) and a term loan. On January 7, 2009, the prior senior credit agreement was replaced with the Loan and Security Agreement (described below under “—Loan and Security Agreement”).
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

On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to changing the thresholds in the minimum operating performance covenant. In addition, the First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the domestic borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010.
The aggregate amount of loans permitted to be made to the domestic borrowers under the new revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $47.5 million, minus domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the domestic borrowers, minus certain domestic availability reserves.
Borrowings by the domestic borrowers under the Loan and Security Agreement are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 5.9% for the three months ended March 31, 2009.
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
The Loan and Security Agreement, as amended, contains the following financial covenants:
(1)	minimum operating performance, which requires us to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, calculated monthly starting on April 30, 2009, for each of the following periods as of the end of each fiscal month specified below:

Period Ending on or Around	EBITDA
April 1, 2009 through April 30, 2009	$(3,250,000)
April 1, 2009 through May 31, 2009	$(3,530,000)
April 1, 2009 through June 30, 2009	$(1,750,000)
April 1, 2009 through July 31, 2009	$1,200,000
April 1, 2009 through August 30, 2009	$3,600,000
April 1, 2009 through September 30, 2009	$9,200,000
April 1, 2009 through October 31, 2009	$13,200,000
April 1, 2009 through November 30, 2009	$17,600,000
April 1, 2009 through December 31, 2009	$22,000,000
(2)	a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, not more than $9.7 million for the fiscal year ending December 31, 2009; and

(3)	a minimum fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter commencing with the fiscal quarter ending March 31, 2010.
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
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine or liquidate with any other person; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indenture governing the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with all of the financial covenants under the Loan and Security Agreement as of March 31, 2009.
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
We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum operating performance covenant and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast by a substantial margin, or if we do not realize a significant portion of our planned cost savings, we could violate our financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the current year. No assurance can be given, however, that this will be the case.

Update on Contractual Obligations
We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. During the current quarter, we increased our reserve balance for additional tax and interest by $0.2 million. We also released $21 thousand of tax reserves during the quarter, which related to tax, interest and penalties associated with items with expiring statutes of limitations. At March 31, 2009, we have provided a liability for $3.1 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN No. 48 was $2.6 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) the impact of changes made by governmental regulations on our customers or on our business; (vi) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; and (vii) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year ending December 31, 2008. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2008.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
There was no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as set forth below:
Our common stock may be delisted from the NASDAQ Global Select Market if the closing price of our common stock is not maintained at $1.00 per share or higher.
Our common stock is listed on The NASDAQ Global Select Market. In order to maintain that listing, we are required to satisfy various minimum financial and market related requirements, including, among others, maintaining a $1.00 per share minimum closing bid price for our common stock. In response to current market conditions, NASDAQ has temporarily suspended the enforcement rules requiring the minimum $1.00 closing bid price through July 19, 2009. Our common has recently traded below $1.00 per share, and on May 5, 2009, the closing bid price for our common stock was $1.07 per share. If the closing bid price of our common stock fails to meet NASDAQ’s minimum closing bid price requirement for at least 30 consecutive trading days after July 19, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, NASDAQ may make a determination to delist our common stock. Any delisting could adversely affect our ability to sell our common stock, and the market price of our common stock could decrease. A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers and employees.

Item 6. Exhibits:

10.1	Loan and Security Agreement, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009).

10.2	Amendment No. 1, dated as of March 12, 2009, to Loan and Security Agreement, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 12, 2009).

10.3	Supplemental Indenture, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc., CVG CS LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: May 8, 2009	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)