Form 10-Q
period 2009-06-30
Commercial Vehicle Group, Inc.
filed 2009-08-10
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number 001-34365
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
Yes ☐            No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2009 was 21,746,681 shares.

EX-31.1
EX-31.2
EX-32.1
EX-32.2

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands, except per share		(In Thousands, except per share
	amounts)		amounts)
REVENUES	$103,503	$209,240	$212,033	$406,244

COST OF REVENUES	104,592	185,832	216,371	362,071

Gross (Loss) Profit	(1,089)	23,408	(4,338)	44,173

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,366	16,760	23,709	31,778

AMORTIZATION EXPENSE	97	341	194	686

GAIN ON SALE OF LONG-LIVED ASSETS	—	—	—	(6,075)

INTANGIBLE ASSET IMPAIRMENT	7,000	—	7,000	—

LONG-LIVED ASSET IMPAIRMENT	3,445	—	3,445	—

RESTRUCTURING COSTS	235	—	1,947	—

Operating (Loss) Income	(22,232)	6,307	(40,633)	17,784

OTHER (INCOME) EXPENSE	(3,505)	(3,786)	(8,397)	5,912

INTEREST EXPENSE	3,666	3,792	7,310	7,699

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	795	—

Loss Before (Benefit) Provision For Income Taxes	(22,393)	6,301	(40,341)	4,173

PROVISION FOR INCOME TAXES	120	3,218	1,576	618

NET (LOSS) INCOME	$(22,513)	$3,083	$(41,917)	$3,555

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.04)	$0.14	$(1.93)	$0.17

Diluted	$(1.04)	$0.14	$(1.93)	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,747	21,537	21,747	21,537

Diluted	21,747	21,711	21,747	21,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,109	$7,310
Accounts receivable, net of reserve for doubtful accounts of $2,916 and $3,419, respectively	67,573	100,898
Inventories, net	60,971	90,782
Prepaid expenses	12,871	20,428

Total current assets	147,524	219,418

PROPERTY, PLANT AND EQUIPMENT, net	81,408	90,392
INTANGIBLE ASSETS, net of accumulated amortization of $1,812 and $1,618, respectively	27,416	34,610
OTHER ASSETS, net	13,080	10,341

TOTAL ASSETS	$269,428	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,404	$81
Accounts payable	47,380	73,451
Accrued liabilities, other	36,869	43,417

Total current liabilities	87,653	116,949

LONG-TERM DEBT, net of current maturities	150,008	164,814
PENSION AND OTHER POST-RETIREMENT BENEFITS	20,345	19,885
OTHER LONG-TERM LIABILITIES	5,673	9,171

Total liabilities	263,679	310,819

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:

Common stock $.01 par value; 30,000,000 shares authorized; 21,746,681 and 21,746,415 shares issued and outstanding, respectively	217	217
Treasury stock purchased from employees; 46,474 shares	(455)	(455)
Additional paid-in capital	182,306	180,848
Retained loss	(160,228)	(118,311)
Accumulated other comprehensive loss	(16,091)	(18,357)

Total stockholders’ investment	5,749	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$269,428	$354,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41,917)	$3,555
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,853	9,476
Noncash amortization of debt financing costs	685	449
Loss on early extinguishment of debt	795	—
Share-based compensation expense	1,458	1,944
Loss (gain) on sale of assets	552	(6,066)
Deferred income tax benefit	—	(3,883)
Noncash (income) loss on forward exchange contracts	(8,350)	5,936
Intangible asset impairment	7,000	—
Long-lived asset impairment	3,445	—
Change in other operating items	45,783	(22,541)

Net cash provided by (used in) operating activities	18,304	(11,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,177)	(6,824)
Proceeds from disposal/sale of property, plant and equipment	14	7,454
Other investing activities	(1,529)	(4,977)

Net cash used in investing activities	(4,692)	(4,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(191,656)	(89,000)
Borrowings under revolving credit facility	180,240	101,000
Payments on capital lease obligations	(72)	(64)
Debt issuance costs and other	(2,669)	(251)

Net cash (used in) provided by financing activities	(14,157)	11,685

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(656)	2,523

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,201)	(1,269)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,310	9,867

End of period	$6,109	$8,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,568	$6,680

Cash refund for income taxes, net	$(4,858)	$(4,263)

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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2008 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected in future operating quarters.
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
In October 2008, the FASB issued FSP No. 157-3, Determining Fair Value of a Financial Asset When the Market for that Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption did not have a material impact on our consolidated financial position and results of operations.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Finance Statements, an amendment of ARB No. 51. SFAS No. 141(R) changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The provisions of SFAS No. 141(R) and SFAS No. 160 are effective for our 2009 fiscal year beginning January 1, 2009, and are to be applied prospectively.
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
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other principles of U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. This FSP did not have an impact on our consolidated financial position and results of operations.
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
In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosure about Fair Value of Financial Instruments, (FSP FAS 107-1 & APB 28-1). FSP FAS 107-1 & APB 28-1 require interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP FAS 107-1 & APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP FAS 107-1 & APB 28-1 do not change the accounting treatment for these financial instruments. FSP FAS 107-1 & APB 28-1 is effective for interim and annual periods ending after June 15, 2009. As FSP FAS 107-1 & APB 28-1 only requires disclosure of the fair value of financial instruments, the adoption did not impact our consolidated financial position and results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations. The Company has evaluated subsequent events through the issuance of its condensed consolidated financial statements on August 10, 2009.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. Among other items, SFAS No. 166 removes the concept of a qualifying special-purpose entity and clarifies that the objective is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect this standard to have a material impact on its financial condition or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. GAAP. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.
3. Fair Value Measurement
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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
Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our financial assets and liabilities are categorized as follows:

	June 30, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$19	$—	$19	$—	$32	$—	$32	$—
Deferred compensation (2)	1,306	1,306	—	—	1,223	1,223	—	—

Total assets	$1,325	$1,306	$19	$—	$1,255	$1,223	$32	$—

Derivative liabilities (1)	$6,968	$—	$6,968	$—	$15,331	$—	$15,331	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.
The carrying amounts and fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$6,109	$6,109	$7,310	$7,310
Current maturities of long-term debt	$3,404	$3,404	$81	$81
Long-term debt and capital leases	$150,008	$85,508	$164,814	$72,014
The following methods were used to estimate the fair value of each class of financial instruments:
Cash and cash equivalents and current maturities of long-term debt. The fair values of cash and cash equivalents, and current maturities approximate the carrying value due to the short-term maturities of these instruments.
Long-term debt and capital leases. The fair value of long-term debt and capital lease obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.
The following table summarizes the fair value measurement of our long-lived assets and indefinite-lived intangible assets measured on a non-recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements Using
					Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)
Property, plant and equipment, net	$81,408	$—	$—	$81,408	$(3,445)
Indefinite-lived intangible asset	$19,000	$—	$—	$19,000	(7,000)

					$(10,445)

We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Intangible Assets.
Determining the fair value of our indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. The valuation approaches we use for our indefinite-lived intangible assets include the Income Approach (the Discounted Cash Flow Method) and the Market Approach (the Guideline Company and Transaction Methods). The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company Method and the Transaction Method incorporate multiples based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.

In accordance with the provisions of SFAS No. 142, indefinite-lived intangible assets with a carrying amount of approximately $26.0 million were written down to their fair value of approximately $19.0 million, resulting in an impairment charge of approximately $7.0 million.
We review long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Based upon the decline in the North American Class 8 build rate from the prior year and lower demand in our construction, OEM bus, aftermarket, military, service and other specialty product markets, which negatively impacted our revenues, we determined that an impairment indicator existed. As a result, we performed additional analysis to determine the fair value of our long-lived assets.
Management reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated net cash flows were less than the carrying amount of such assets. Based upon an independent appraisal and in accordance with the provisions of SFAS No. 144, long-lived assets with a carrying amount of approximately $7.6 million were written down to their fair value of approximately $4.2 million, resulting in an impairment charge of approximately $3.4 million.
4. Restructuring Activities
On February 10, 2009, we announced a restructuring plan that includes a reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities to be closed include an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. In addition, on March 18, 2009, we announced the closure of our Vancouver, Washington manufacturing facility. The decision to reduce our workforce and to close the facilities was the result of the extended downturn of the global economy, and in particular the commercial vehicle markets. We estimate that we will record in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, total charges of approximately $2.7 million, consisting of approximately $1.7 million of severance costs and $1.0 million of facility closure costs. The Company estimates that all of the restructuring charges will be incurred as cash expenditures, of which approximately $2.4 million is expected to be incurred in 2009 and approximately $0.3 million is expected to be incurred in 2010. For the three months ended June 30, 2009, we have incurred approximately $0.2 million of facility closure costs. For the six months ended June 30, 2009, we have incurred charges of approximately $1.7 million in employee related costs and $0.2 million in facility closure costs. The following table summarizes the restructuring liability as of June 30, 2009 (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2008	$—	$—	$—
Provision	1,712	—	1,712
Deductions for payments made	(1,620)	—	(1,620)

Balance — June 30, 2009	$92	$—	$92

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
At the 2009 Annual Meeting of Stockholders held on May 14, 2009, the stockholders approved the Company’s Third Amended and Restated Equity Incentive Plan (the “Plan”). The Plan was amended to increase the number of shares of common stock that may be issued under the Plan from 2,000,000 shares to 3,200,000 shares.
As of June 30, 2009, there was approximately $2.8 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under the Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the November 2006, February 2007 and March 2007 awards, 16 months for the October 2007 awards and 28 months for the November 2008 awards, respectively.
We currently estimate the forfeiture rates for the November 2006, February/March 2007, October 2007 and November 2008 restricted stock awards at 3.5%, 0%, 5.6% and 5.0%, respectively, for all participants in the plan.
The following table summarizes information about the non-vested restricted stock grants as of June 30, 2009:

		Weighted-Average
		Grant-Date Fair
	Shares (000’s)	Value
Nonvested at December 31, 2008	1,072	$8.49
Granted	—	—
Vested	—	—
Forfeited	(55)	4.94

Nonvested at June 30, 2009	1,017	$8.63

As of June 30, 2009, 1.3 million shares of the 3.2 million shares authorized for issuance were available for issuance under the Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of June 30, 2009.
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

Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2009 and 2008 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income applicable to common shareholders — basic and diluted	$(22,513)	$3,083	$(41,917)	$3,555

Weighted average number of common shares outstanding	21,747	21,537	21,747	21,537
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	174	—	139

Dilutive shares outstanding	21,747	21,711	21,747	21,676
Basic (loss) earnings per share	$(1.04)	$0.14	$(1.93)	$0.17

Diluted (loss) earnings per share	$(1.04)	$0.14	$(1.93)	$0.16

For the three months ended June 30, 2009, diluted loss per share did not include approximately 0.7 million outstanding stock options and approximately 1.0 million non-vested restricted stock, as the effect would have been antidilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Loan and Security Agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.
Stockholder Rights Plan — In May 2009, our board of directors adopted a Stockholder Rights Plan (Rights Plan), intended to protect stockholders from coercive or otherwise unfair takeover tactics.
Under the Rights Plan, with certain exceptions, the rights will become exercisable only if a person or group acquires 20 percent or more of our outstanding common stock or commences a tender or exchange offer that could result in ownership of 20 percent or more of our common stock. The Rights Plan has a term of 10 years and will expire on May 20, 2019, unless the rights are earlier redeemed or terminated by the board of directors.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$43,334	$57,954
Work in process	9,284	19,763
Finished goods	15,447	19,437
Less excess and obsolete	(7,094)	(6,372)

	$60,971	$90,782

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
We review definite-lived intangible and long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. A determination is made by management, in accordance with SFAS No.144, to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected discounted future cash flows.
Our annual indefinite-lived intangible asset analysis was performed during the second quarter of fiscal 2009. We determined that because the carrying value of our customer relationships exceeded the fair value, we recorded an impairment of approximately $7.0 million.
Our intangible assets were comprised of the following (in thousands):

	June 30, 2009				December 31, 2008
	Weighted-				Weighted-
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(1,405)	$8,385	30 years	$9,790	$(1,242)	$8,548
Licenses	7 years	438	(407)	31	7 years	438	(376)	62

		$10,228	$(1,812)	$8,416		$10,228	$(1,618)	$8,610

Indefinite-lived intangible assets:
Customer relationships		19,000	—	19,000		26,000	—	26,000

		$19,000	$—	$19,000		$26,000	$—	$26,000

Total intangible assets				$27,416				$34,610

Based upon the decline in the North American Class 8 build rate from the prior year and lower demand in our construction, OEM bus, aftermarket, military, service and other specialty product markets, which negatively impacted our revenues, we determined that an impairment indicator existed. In accordance with SFAS No. 144, we recorded an impairment of approximately $3.4 million on our long-lived assets as the carrying value of the assets exceeded their fair value.
The aggregate intangible asset amortization expense was approximately $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively and approximately $0.2 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2009, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2009	$389
2010	$326
2011	$326
2012	$326
2013	$326
2014	$326
10. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving credit facilities bore interest at a weighted average of 6.1% as of June 30, 2009 and 7.5% as of December 31, 2008	$3,384	$14,800
8.0% senior notes due 2013	150,000	150,000
Other	28	95

	153,412	164,895
Less current maturities	3,404	81

	$150,008	$164,814

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
On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender, which provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to the Second Amendment described below), which is subject to an availability block and the borrowing base limitations described below. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduce availability under the revolving credit facility. Based on the provisions of EITF 98-14, approximately $0.8 million of third party fees relating to the prior senior credit agreement were expensed as loss on early extinguishment of debt and the remaining $2.3 million of third party fees relating to the Loan and Security Agreement were capitalized and were being amortized over its remaining life. Set forth below is a description of the material terms and conditions of the Loan and Security Agreement:
On January 7, 2009, we borrowed $26.8 million under the revolving credit facility and used that amount to repay in full our borrowings under our prior senior credit agreement and to pay fees and expenses related to the Loan and Security Agreement. We use the revolving credit facility to fund ongoing operating and working capital requirements.
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
As of June 30, 2009, approximately $4.4 million in deferred fees relating to the Loan and Security Agreement and fees related to the 8.0% senior notes offering were outstanding and were being amortized over the life of the agreements.
As of June 30, 2009, we had $3.4 million of the borrowings under the Loan and Security Agreement, all of which were denominated in U.S. dollars. As of June 30, 2009, these borrowings bore interest at a rate of 6.1% per annum. In addition, as of June 30, 2009, we had outstanding letters of credit of approximately $1.7 million.
On August 4, 2009, we entered into a second amendment to the Loan and Security Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment, the lender consented to the notes exchange described below, including the issuance of the 11%/13% third lien senior secured notes due 2013 and the second lien term loan described below:
The Second Amendment includes a reduction in size of the commitment from $47.5 million to $37.5 million and provides that borrowings under the Loan and Security Agreement are subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0.
The Second Amendment further provides that we need not comply with any minimum EBITDA requirement or fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we will be required to comply with revised monthly minimum EBITDA requirements for 2009 set forth below and a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.
The revised monthly minimum EBITDA requirements for 2009, if applicable, would require us to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, as amended, calculated monthly starting on September 30, 2009, for each of the following periods as of the end of each fiscal month specified below:

EBITDA (as defined in
the Loan and Security
Agreement, as
Period Ending on or Around	amended)
July 1, 2009 through September 30, 2009	$1,256,000
July 1, 2009 through October 31, 2009	$3,422,000
July 1, 2009 through November 30, 2009	$5,756,000
July 1, 2009 through December 31, 2009	$7,191,000
The Second Amendment includes amendments to permit us to engage in asset securitization transactions involving accounts receivable, and eliminates our ability to add certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement.
The aggregate amount of loans permitted to be made to the borrowers under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $37.5 million, minus the availability block and domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the borrowers, minus the availability block and certain availability reserves. Borrowings under the Loan and Security Agreement are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 6.1% for the six months ended June 30, 2009.

The Loan and Security Agreement, as amended, includes a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, and not more than $9.7 million for the fiscal year ending December 31, 2009.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine or liquidate with any other person; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were not in compliance with the minimum EBITDA requirement as of June 30, 2009. Pursuant to the Second Amendment, the lender agreed to waive this covenant default.
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
Terms, Covenants and Compliance Status – Our Loan and Security Agreement, as in effect on June 30, 2009, contained financial covenants, including minimum operating performance, a limitation on capital expenditures and a minimum fixed charge coverage ratio commencing with the fiscal quarter ending March 31, 2010. We were not in compliance with the minimum EBITDA requirement in the Loan and Security Agreement as of June 30, 2009. Pursuant to the Second Amendment, the lender agreed to waive this covenant default. The Loan and Security Agreement also contains other customary restrictive covenants, customary reporting and other affirmative covenants and customary events of default.
Under the Loan and Security Agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. The borrowers’ obligations under the Loan and Security Agreement are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the borrowers, as well as 100% of the capital stock of the domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. Each of CVG and each other borrower is jointly and severally liable for the obligations under the Loan and Security Agreement and unconditionally guarantees the prompt payment and performance thereof.
We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum operating performance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast by a substantial margin, or if we do not realize a significant portion of our planned cost savings, we could violate our financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the 11%/13% third lien senior secured notes due 2013 and the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
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
We adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. As of June 30, 2009, we have provided a liability of approximately $2.9 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.9 million, the amount that would impact our effective tax rate, if recognized, is $2.0 million. The remaining $0.9 million of unrecognized tax benefits consists of items that are offset by deferred tax assets, subject to valuation allowance, and thus could further impact the effective rate.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.8 million accrued for the payment of interest and penalties at June 30, 2009, of which $69 thousand was accrued during the current year. Accrued interest and penalties are included in the $2.9 million of unrecognized tax benefits.
During the current quarter, we did not release tax reserves associated with items with expiring statues of limitations. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.3 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2009 (in thousands):

Balance — December 31, 2008	$3,706
Additional provisions recorded	728
Deduction for payments made	(944)
Currency translation adjustment	11

Balance — June 30, 2009	$3,501

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2009, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of June 30, 2009, we had no such guarantees.
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
13. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. As of June 30, 2009, none of our derivatives were designated as hedging instruments under SFAS No. 133; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	June 30, 2009		December 31, 2008
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value
Commitments to buy currencies:
Eurodollar	$—	$—	$(1,832)	$(1,345)
Swedish krona	—	—	—	—
Japanese yen	—	—	(736)	(765)

	$—	$—	$(2,568)	$(2,110)

Commitments to sell currencies:
Eurodollar	$23,252	$26,976	$35,236	$43,532
Swedish krona	—	—	54	56
Japanese yen	13,837	17,062	15,813	22,372

	$37,089	$44,038	$51,103	$65,960

Total	$37,089	$44,038	$48,535	$63,850

The fair value of our derivative instruments was a net liability of approximately $7.0 million and $15.3 million as of June 30, 2009 and December 31, 2008, respectively. The net liability was comprised of $5.4 million and $10.1 million in accrued liabilities and $1.6 million and $5.2 million in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively.

We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. For the three and six months ended June 30, 2009, we recorded a credit valuation adjustment of approximately $0.8 million and $3.2 million, respectively, on our foreign currency forward contracts.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments under SFAS No. 133 (in thousands):

Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Other assets	$19	Other assets	$32

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$5,362	Accrued liabilities	$10,096
Foreign exchange contracts	Other long-term liabilities	1,606	Other long-term liabilities	5,235

		$6,968		$15,331

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments under SFAS No. 133 (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of Gain	2009	2008	2009	2008
(Loss)
	Recognized in	Amount of Gain (Loss)		Amount of Gain (Loss)
	Income on	Recognized in Income on		Recognized in Income on
	Derivatives	Derivatives		Derivatives

Foreign exchange contracts	Other Expenses	$3,492	$3,476	$8,350	$(5,936)
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ended June 30 was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$76	$73	$—	$—	$3	$4
Interest cost	479	456	518	688	33	37
Expected return on plan assets	(378)	(495)	(369)	(532)	—	—
Recognized actuarial loss (gain)	28	(4)	48	68	(10)	(5)

Net periodic benefit cost	205	30	197	224	26	36
Special Termination Benefits	35	—	—	—	85	—

Net benefit cost	$240	$30	$197	$224	$111	$36

We previously disclosed in our financial statements for the year ended December 31, 2008, that we expect to contribute approximately $1.8 million to our pension plans in 2009. As of June 30, 2009, approximately $0.8 million of contributions have been made to our pension plans. We anticipate contributing an additional $1.1 million to our pension plans in 2009 for total estimated contributions during 2009 of $1.9 million.
15. Comprehensive (Loss) Income
We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with SFAS No. 130, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of June 30, 2009 (in thousands):

Foreign currency translation adjustment	$(5,942)
Pension liability	(10,149)

$(16,091)

Comprehensive (loss) income for the six months ended June 30 was as follows (in thousands):

	2009	2008
Net (loss) income	$(41,917)	$3,555
Other comprehensive income:
Foreign currency translation adjustment	2,266	3,619

Comprehensive (loss) income	$(39,651)	$7,174

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program as well as administers its payments to additional third party freight service providers. Scott D. Rued, the Company’s Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Richard A. Snell, a member of our Board of Directors, is an Operating Partner of Thayer Hidden Creek. For the six months ended June 30, 2009, we made payments under these arrangements of approximately $4.9 million, which consisted primarily of payments from us for other third-party service providers and the balance of which consisted of approximately $0.3 million of fees for GTS’s services.
17. Subsequent Events
On August 4, 2009, we announced a private exchange with certain holders of our 8.0% Senior Notes due 2013 (the “8.0% Notes”) and entered into a new discounted Second Lien Term Loan (the “Second Lien Term Loan”). We also announced that we entered into a second amendment (the “Second Amendment”) to our asset based Loan and Security Agreement with Bank of America, N.A.
Pursuant to the terms of the exchange, certain bondholders of our 8.0% Notes agreed to exchange approximately $52.2 million of 8.0% Notes for units consisting of approximately $42.1 million of new 11%/13% Third Lien Senior Secured Notes due February 2013 (the “Third Lien Notes”) and warrants to purchase 745 thousand shares of the our common stock at an exercise price of $0.35 per share. Interest on the Third Lien Notes will be paid-in-kind through February 15, 2010 and may, at our option, be paid-in-kind through February 15, 2011 at an annual rate of 13.0%. Thereafter, interest will be paid in cash at an annual rate of 11.0%.
In addition, we entered into a new $16.8 million Second Lien Term Loan with certain of the exchanging bondholders for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to reduce borrowings under the Loan and Security Agreement and to pay related transaction fees and expenses. The Second Lien Term Loan is due November 2012, and interest is payable in cash at an annual rate of 15.0%.

In connection with the exchange and the Second Lien Term Loan, we entered into the Second Amendment to its asset based Loan and Security Agreement. For a description of the Second Amendment, see “Note 10. Debt” to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.
18. Consolidating Guarantor and Non-Guarantor Financial Information
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$83,936	$24,311	$(4,744)	$103,503

COST OF REVENUES	—	82,476	27,028	(4,912)	104,592

Gross Profit (Loss)	—	1,460	(2,717)	168	(1,089)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	6,913	3,453	—	10,366

AMORTIZATION EXPENSE	—	97	—	—	97

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—	3,445

RESTRUCTURING COSTS	—	235	—	—	235

Operating Loss	—	(12,785)	(9,615)	168	(22,232)

OTHER EXPENSE (INCOME)	—	2	(3,507)	—	(3,505)

INTEREST EXPENSE	—	3,580	495	(409)	3,666

Loss Before Benefit (Provision) for Income Taxes	—	(16,367)	(6,603)	577	(22,393)

PROVISION (BENEFIT) FOR INCOME TAXES	—	950	(830)	—	120

NET LOSS	$—	$(17,317)	$(5,773)	$577	$(22,513)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
REVENUES	$—	$173,152	$48,988	$(10,107)	$212,033

COST OF REVENUES	—	174,322	52,392	(10,343)	216,371

Gross Loss	—	(1,170)	(3,404)	236	(4,338)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	16,808	6,957	(56)	23,709

AMORTIZATION EXPENSE	—	194	—	—	194

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—	3,445

RESTRUCTURING COSTS	—	854	1,093	—	1,947

Operating Loss	—	(26,026)	(14,899)	292	(40,633)

OTHER EXPENSE (INCOME)	—	15	(8,412)	—	(8,397)

INTEREST EXPENSE	—	7,183	935	(808)	7,310

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	795	—	—	795

Loss Before (Benefit) Provision for Income Taxes	—	(34,019)	(7,422)	1,100	(40,341)

PROVISION (BENEFIT) FOR INCOME TAXES	—	3,225	(1,649)	—	1,576

NET LOSS	$—	$(37,244)	$(5,773)	$1,100	$(41,917)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$829	$5,280	$—	$6,109
Accounts receivable, net	—	64,418	3,502	(347)	67,573
Inventories, net	—	33,660	27,904	(593)	60,971
Prepaid expenses	—	2,917	4,066	5,888	12,871
Deferred income taxes	—	(2,868)	5,770	(2,902)	—

Total current assets	—	98,956	46,522	2,046	147,524
PROPERTY, PLANT AND EQUIPMENT, net	—	75,132	6,276	—	81,408
INVESTMENT IN SUBSIDIARIES	22,078	44,647	50,305	(117,030)	—
INTANGIBLE ASSETS, net	—	27,416	—	—	27,416
OTHER ASSETS, net	—	38,560	3,341	(28,821)	13,080

TOTAL ASSETS	$22,078	$284,711	$106,444	$(143,805)	$269,428

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$3,404	$—	$—	$3,404
Accounts payable	—	35,321	12,406	(347)	47,380
Accrued liabilities, other	—	26,475	10,079	315	36,869

Total current liabilities	—	65,200	22,485	(32)	87,653
LONG-TERM DEBT, net	—	150,000	25,724	(25,716)	150,008
DEFERRED TAX LIABILITIES	—	29,671	(784)	(28,887)	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,079	7,266	—	20,345
OTHER LONG-TERM LIABILITIES	—	2,707	2,966	—	5,673

Total liabilities	—	260,657	57,657	(54,635)	263,679
STOCKHOLDERS’ INVESTMENT	22,078	24,054	48,787	(89,170)	5,749

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$22,078	$284,711	$106,444	$(143,805)	$269,428

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$—	$(37,244)	$(5,773)	$1,100	$(41,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,346	1,507	—	8,853
Noncash amortization of debt financing costs	—	685	—	—	685
Loss on early extinguishment of debt	—	795	—	—	795
Share-based compensation expense	—	1,458	—	—	1,458
Loss on sale of assets	—	535	17	—	552
Deferred income tax provision (benefit )	—	42	(42)	—	—
Noncash income on forward exchange contracts	—	—	(8,350)	—	(8,350)
Intangible asset impairment	—	7,000	—	—	7,000
Long-lived asset impairment	—	—	3,445	—	3,445
Change in other operating items	—	38,416	8,467	(1,100)	45,783

Net cash provided by (used in) operating activities	—	19,033	(729)	—	18,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,602)	(575)	—	(3,177)
Proceeds from disposal/sale of property, plant and equipment	—	14	—	—	14
Other investing activities	—	(1,529)	—	—	(1,529)

Net cash used in by investing activities	—	(4,117)	(575)	—	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(191,656)	—	—	(191,656)
Borrowings under revolving credit facility	—	180,240	—	—	180,240
Payments on capital lease obligations	—	(61)	(11)	—	(72)
Debt issuance costs and other	—	(2,669)	—	—	(2,669)

Net cash used in financing activities	—	(14,146)	(11)	—	(14,157)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	4	(660)	—	(656)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	774	(1,975)	—	(1,201)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	55	7,255	—	7,310

End of period	$—	$829	$5,280	$—	$6,109

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$3,275	$(432)	$712	$3,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	7,128	2,348	—	9,476
Noncash amortization of debt financing costs	—	449	—	—	449
Stock-based compensation expense	—	1,944	—	—	1,944
Gain on sale of long-lived assets	—	(6,049)	(17)	—	(6,066)
Deferred income tax benefit	—	(1,922)	(1,961)	—	(3,883)
Noncash gain on forward exchange contracts	—	—	5,936	—	5,936
Change in other operating items	—	(16,771)	(5,058)	(712)	(22,541)

Net cash (used in) provided by operating activities	—	(11,946)	816	—	(11,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5,564)	(1,260)	—	(6,824)
Proceeds from disposal/sale of property, plant and equipment	—	7,434	20	—	7,454
Other investing activities	—	(676)	(4,301)	—	(4,977)

Net cash provided by (used in) investing activities	—	1,194	(5,541)	—	(4,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(89,000)	—	—	(89,000)
Borrowings under revolving credit facility	—	101,000	—	—	101,000
Payments on capital lease obligations	—	(57)	(7)	—	(64)
Other, net	—	(251)	—	—	(251)

Net cash provided by (used in) financing activities	—	11,692	(7)	—	11,685

EFFECT OF CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	—	(580)	3,103	—	2,523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	360	(1,629)	—	(1,269)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	1,349	8,518	—	9,867

End of period	$—	$1,709	$6,889	$—	$8,598

ITEM 2	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continued to impact production related orders. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders, which we have experienced through June 30, 2009. North American Class 8 production levels through June 30, 2009 are down approximately 50% over the same period in 2008 as the overall weakness in the North American economy and credit markets continue to put pressure on the demand for new vehicles. If the sustained downturn in the economy and the disruption in the financial markets continue, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.
Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. Demand in the construction equipment market through June 30, 2009 has declined significantly from the same period in 2008 as a result of the continuing economic downturn in the housing and financial markets.

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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	101.1	88.8	102.0	89.1

Gross (loss) profit	(1.1)	11.2	(2.0)	10.9
Selling, general and administrative expenses	10.0	8.0	11.2	7.8
Amortization expense	0.1	0.2	0.1	0.2
Gain on sale of long-lived asset	—	—	—	(1.5)
Intangible asset impairment	6.8	—	3.3	—
Long-lived asset impairment	3.3	—	1.6	—
Restructuring costs	0.2	—	0.9	—

Operating (loss) income	(21.5)	3.0	(19.1)	4.4
Other (income) expense	(3.4)	(1.8)	(4.0)	1.5
Interest expense	3.5	1.8	3.4	1.9
Loss on early extinguishment of debt	—	—	0.4	—

Loss before (benefit) provision for income taxes	(21.6)	3.0	(18.9)	1.0
Provision for income taxes	0.1	1.5	0.7	0.2

Net (loss) income	(21.7)%	1.5%	(19.6)%	0.8%
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues. Revenues decreased approximately $105.7 million, or 50.5%, to $103.5 million in the three months ended June 30, 2009 from $209.2 million in the three months ended June 30, 2008. This decrease resulted primarily from the decline in global economic conditions, which negatively impacted our North American end market revenues by approximately $64.6 million and our European and Asian end market revenues by approximately $37.2 million. In addition, translation of our foreign operations into U.S. dollars decreased our revenues by approximately $3.9 million over the prior year period.
Gross (Loss) Profit. Gross loss was approximately $1.1 million for the three months ended June 30, 2009 compared to gross profit of $23.4 million in the three months ended June 30, 2008, a decrease of approximately $24.5 million, or 104.7%. As a percentage of revenues, gross loss was 1.1% for the three months ended June 30, 2009 compared to gross profit of 11.2% in the three months ended June 30, 2008. This decrease was primarily the result of our inability to reduce our costs in proportion with the $105.7 million decrease in our revenues from the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $6.4 million, or 38.2%, to $10.4 million in the three months ended June 30, 2009 from $16.8 million in the three months ended June 30, 2008. The decrease was primarily the result of reductions in wages and general spending in connection with our restructuring and cost containment efforts during the three months ended June 30, 2009.
Amortization Expense. Amortization expense was approximately $0.1 million and $0.3 million, respectively, for the three months ended June 30, 2009 and 2008. This decrease was primarily related to the impairment of our definite-lived customer relationship intangible assets at C.I.E.B. and PEKM.
Intangible Asset Impairment. Our intangible asset impairment analysis is performed annually during the second quarter. In connection with this test, we determined that the fair value was less than the carrying value of our net assets and resulted in the recording of an impairment charge of approximately $7.0 million for the three months ended June 30, 2009.
Long-Lived Asset Impairment. We identified that an impairment indicator existed for the three months ended June 30, 2009. As a result, we recorded an impairment of approximately $3.4 million as the carrying value of the assets exceeded their fair value.
Restructuring Costs. We recorded restructuring charges for the three months ended June 30, 2009 of approximately $0.2 million relating to a reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities. We did not record a restructuring charge for the three months ended June 30, 2008.

Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2009, none of our derivatives were designated as hedging instruments under SFAS No. 133; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $3.5 million income for the three months ended June 30, 2009 and the $3.8 million for the three months ended June 30, 2008 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense decreased approximately $0.1 million to $3.7 million in the three months ended June 30, 2009 from $3.8 million in the three months ended June 30, 2008. This decrease was primarily due to a lower average amount outstanding on our revolving credit facility compared to the prior year period.
Provision for Income Taxes. Our effective tax rate was negative 0.5% for the three months ended June 30, 2009 and 51.1% for the same period in 2008. An income tax provision of approximately $0.1 million was recorded for the three months ended June 30, 2009 compared to $3.2 million for the three months ended June 30, 2008. The change in effective rate from the prior year quarter can be primarily attributed to valuation allowances. Valuation allowances continue to be necessary due to the cumulative loss rules contained within SFAS No. 109 as it is more likely than not that we will not realize the deferred tax assets.
Net (Loss) Income. Net loss was $22.5 million in the three months ended June 30, 2009, compared to net income of $3.1 million in the three months ended June 30, 2008, primarily as a result of the factors discussed above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues. Revenues decreased approximately $194.2 million, or 47.8%, to $212.0 million in the six months ended June 30, 2009 from $406.2 million in the six months ended June 30, 2008. This decrease resulted primarily from the decline in global economic conditions, which impacted our North American end market revenues by approximately $114.1 million and our European and Asian end market revenues by approximately $69.4 million. In addition, translation of our foreign operations into U.S. dollars decreased our revenues by approximately $10.7 million over the prior year period.
Gross (Loss) Profit. Gross loss was approximately $4.3 million for the six months ended June 30, 2009 compared to gross profit of $44.2 million in the six months ended June 30, 2008, a decrease of approximately $48.5 million, or 109.8%. As a percentage of revenues, gross loss was 2.0% for the six months ended June 30, 2009 compared to gross profit of 10.9% in the six months ended June 30, 2008. This decrease was primarily the result of our inability to reduce our costs in proportion with the $194.2 million decrease in our revenues from the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $8.1 million, or 25.4%, to $23.7 million in the six months ended June 30, 2009 from $31.8 million in the six months ended June 30, 2008. The decrease was primarily the result of reductions in wages and general spending in connection with our restructuring and cost containment efforts during the six months ended June 30, 2009.
Amortization Expense. Amortization expense was approximately $0.2 million and $0.7 million, respectively, for the six months ended June 30, 2009 and 2008. We recorded less amortization expense for the six months ended June 30, 2009 due to the impairment of our definite-lived customer relationships at C.I.E.B. and PEKM.
Gain on Sale of Long-Lived Assets. We did not record a gain on sale of long-lived assets for the six months ended June 30, 2009. We sold the land and building of our Seattle, Washington facility with a carrying value of approximately $1.2 million, for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the six months ended June 30, 2008.
Intangible Asset Impairment. Our intangible asset impairment analysis is performed annually during the second quarter. In connection with this test, we determined that the fair value was less than the carrying value of our net assets and resulted in the recording of an impairment charge of approximately $7.0 million for the six months ended June 30, 2009.

Long-Lived Asset Impairment. We identified that an impairment indicator existed for the six months ended June 30, 2009. As a result, we recorded an impairment of approximately $3.4 million as the carrying value of the assets exceeded their fair value.
Restructuring Costs. We recorded restructuring charges for the six months ended June 30, 2009 of $1.9 million relating to reductions in our workforce and the closure of certain manufacturing, warehousing and assembly facilities. We did not record a restructuring charge for the six months ended June 30, 2008.
Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2009, none of our derivatives were designated as hedging instruments under SFAS No. 133; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $8.4 million income for the six months ended June 30, 2009 and the $5.9 million expense for the six months ended June 30, 2008 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense decreased approximately $0.4 million to $7.3 million in the six months ended June 30, 2009 from $7.7 million in the six months ended June 30, 2008. This decrease was due primarily to a lower average amount outstanding on our revolving credit facility compared to the prior year period.
Provision for Income Taxes. Our effective tax rate was negative 3.9% for the six months ended June 30, 2009 and 14.8% for the same period in 2008. An income tax provision of approximately $1.6 million was recorded for the six months ended June 30, 2009 compared to $0.6 million for the six months ended June 30, 2008. The change in effective rate from the prior year quarter can be primarily attributed to valuation allowances. Valuation allowances continue to be necessary due to the cumulative loss rules contained within SFAS No. 109 as it is more likely than not that we will not realize the deferred tax assets.
Loss on Early Extinguishment of Debt. In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement.
Net (Loss) Income. Net loss was $41.9 million in the six months ended June 30, 2009, compared to net income of $3.6 million in the six months ended June 30, 2008, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2009, net cash provided by operations was approximately $18.3 million compared to net cash used in operations of $11.1 million from the prior year period. The net cash provided by operations for the six months ended June 30, 2009 was primarily a result of decreases in accounts receivable and inventory, which was partially offset by changes in accounts payable and accrued liabilities.
Net cash used in investing activities was approximately $4.7 million for the six months ended June 30, 2009 compared to approximately $4.4 million for the comparable period in 2008. The amounts used in investing activities for the six months ended June 30, 2009 primarily reflect capital expenditure purchases. The amounts used in investing activities for the six months ended June 30, 2008 reflect ongoing capital expenditure purchases and post-acquisition adjustments, which was partially offset by the sale of long-lived assets.
Net cash used in financing activities was approximately $14.2 million for the six months ended June 30, 2009, compared to net cash provided by financing activities of $11.7 million in the same period of 2008. The net cash used in financing activities was principally due to repayments of our revolving credit facility for the six months ended June 30, 2009. The net cashed provided by financing activities was principally due to borrowings under our revolving credit facility for the six months ended June 30, 2008.

Debt and Credit Facilities
As of June 30, 2009, we had an aggregate of $153.4 million of outstanding indebtedness excluding $1.7 million of outstanding letters of credit under various financing arrangements and an additional $36.5 million of borrowing capacity under our Loan and Security Agreement, which was subject to a $11.5 million availability block. The indebtedness consisted of the following:
•	$3.4 million under our revolving credit facility and $28 thousand of capital lease obligations. The weighted average rate on these borrowings, for the six months ended June 30, 2009, was approximately 6.1% with respect to the revolving credit facility borrowings; and

•	$150.0 million of 8.0% senior notes due 2013.
On August 4, 2009, we announced a private exchange with certain holders of our 8% senior notes due 2013 as described under “-Notes Exchange” below.
Loan and Security Agreement
On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank of America, N.A., as agent and lender. Set forth below is a description of the material terms and conditions of the Loan and Security Agreement:
The Loan and Security Agreement provides for a three-year asset-based revolving credit facility (the “revolving credit facility”) in an aggregate principal amount of up to $37.5 million (after giving effect to the Second Amendment described below), which is subject to an availability block and the borrowing base limitations described below. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduce availability under the revolving credit facility.
On January 7, 2009, we borrowed $26.8 million under the revolving credit facility and used that amount to repay in full our borrowings under our prior senior credit agreement and to pay fees and expenses related to the Loan and Security Agreement. We use the revolving credit facility to fund ongoing operating and working capital requirements.
On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to changing the thresholds in the minimum operating performance covenant. In addition, the First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010.
On August 4, 2009, we entered into a second amendment to the Loan and Security Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment, the lender consented to the notes exchange described below, including the issuance of the third lien notes, and the second lien term loan described below.
The Second Amendment includes a reduction in size of the commitment from $47.5 million to $37.5 million and provides that borrowings under the Loan and Security Agreement are subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0. The Second Amendment further provides that we need not comply with any minimum EBITDA requirement or fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we will be required to comply with revised monthly minimum EBITDA requirements for 2009 set forth below and a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.

The revised monthly minimum EBITDA requirements for 2009, if applicable, would require us to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, as amended, calculated monthly starting on September 30, 2009, for each of the following periods as of the end of each fiscal month specified below:

EBITDA (as defined in
the Loan and Security
Agreement, as
Period Ending on or Around	amended)
July 1, 2009 through September 30, 2009	$1,256,000
July 1, 2009 through October 31, 2009	$3,422,000
July 1, 2009 through November 30, 2009	$5,756,000
July 1, 2009 through December 31, 2009	$7,191,000
Pursuant to the Second Amendment, the lender agreed to waive the covenant default resulting from our failure to be in compliance with the minimum EBITDA requirement as of June 30, 2009.
The Second Amendment includes amendments to permit us to engage in asset securitization transactions involving accounts receivable, and eliminates our ability to add certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement.
The aggregate amount of loans permitted to be made to the borrowers under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $37.5 million, minus the availability block and domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the borrowers, minus the availability block and certain availability reserves. Borrowings under the Loan and Security Agreement are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 6.1% for the six months ended June 30, 2009.
The borrowers’ obligations under the Loan and Security Agreement are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the borrowers, as well as 100% of the capital stock of the domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. Each of CVG and each other borrower is jointly and severally liable for the obligations under the Loan and Security Agreement and unconditionally guarantees the prompt payment and performance thereof.
The Loan and Security Agreement, as amended, includes a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, not more than $9.7 million for the fiscal year ending December 31, 2009.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine or liquidate with any other person; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were not in compliance with the minimum EBITDA requirement as of June 30, 2009. Pursuant to the Second Amendment, the lender agreed to waive this covenant default.
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
8% Senior Notes due 2013
The 8.0% senior notes due 2013 are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes due 2013 are guaranteed by certain of our domestic subsidiaries.
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
Second Lien Term Loan
On August 4, 2009, we and certain of our domestic subsidiaries entered into a discounted second lien Loan and Security Agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million, for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to repay borrowings under the Loan and Security Agreement and to pay approximately $3.1 million of transaction fees and expenses relating to the notes exchange described below, the issuance of the third lien notes and warrants described below, the Second Lien Credit Agreement and the Second Amendment.
The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%.
The Second Lien Credit Agreement provides that the second lien term loan is a senior secured obligation of the Company. Our obligations under the Second Lien Credit Agreement are guaranteed by certain of our domestic subsidiaries. Our obligations and the obligations of the guarantors under the Second Lien Credit Agreement are secured by a second-priority lien on substantially all of our tangible and intangible assets and certain of our domestic subsidiaries, and a pledge of 100% of the capital stock of certain of our domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary.
The Second Lien Credit Agreement contains restrictive covenants, including, without limitation: limitations on our ability and the ability of our subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge, combine or liquidate with any other person; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indentures governing the third lien notes or the 8% senior notes due 2013. In addition, the Second Lien Credit Agreement contains reporting covenants.
The Second Lien Credit Agreement contains events of default, including, without limitation: nonpayment of obligations under the Second Lien Credit Agreement when due; material inaccuracy of representations and warranties; violation of covenants in the Second Lien Credit Agreement and certain other documents executed in connection therewith; default or acceleration of agreements related to debt in excess of $10.0 million; certain events of bankruptcy or insolvency; judgment or decree entered against us or a guarantor for the payment of money in excess of $10.0 million; denial of the validity or enforceability of the second lien loan documents or any guaranty thereunder or failure of the second lien loan documents or any guaranty thereunder to be in full force and effect; and a change in control of CVG. All provisions regarding remedies in an event of default are subject to an intercreditor agreement among the agent under the Loan and Security Agreement, the agent under the Second Lien Credit

Agreement and the collateral agent for the third lien notes and an intercreditor agreement among the collateral agent for the Second Lien Credit Agreement and the collateral agent for the third lien notes (the “intercreditor agreements”).
Notes Exchange
On August 4, 2009, we announced a private exchange with certain holders of our 8% senior notes due 2013 pursuant to an exchange agreement, dated as of August 4, 2009, by and between us, certain of our subsidiaries and the exchanging noteholders. Pursuant to the exchange agreement, such noteholders agreed to exchange approximately $52.2 million in aggregate principal amount of the 8% senior notes due 2013 for units consisting of (i) approximately $42.1 million in aggregate principal amount of the Company’s new 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and (ii) warrants to purchase 745,000 shares of the Company’s common stock at an exercise price of $0.35.
The indenture governing the third lien notes provides that the third lien notes are senior secured obligations. Our obligations under the third lien notes are guaranteed by certain of our domestic subsidiaries. Our obligations under the third lien notes are secured by a third-priority lien on substantially all of our tangible and intangible assets and certain of our domestic subsidiaries, and a pledge of 100% of the capital stock of our domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary. The liens, the security interests and all of our obligations under the third lien notes are subject in all respects to the terms, provisions, conditions and limitations of the intercreditor agreements.
The indenture governing the third lien notes contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum operating performance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual revenue is less than our current forecast by a substantial margin, or if we do not realize a significant portion of our planned cost savings, we could violate our financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the 11%/13% third lien senior secured notes due 2013 and the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the current year. No assurance can be given, however, that this will be the case.
Update on Contractual Obligations
We adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. During the current quarter, we decreased our reserve balance for prior period true-ups by $0.2 million. At June 30, 2009, we have provided a liability for $2.9 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities under FIN No. 48 was $2.5 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) the impact of changes made by governmental regulations on our customers or on our business; (vi) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (vii) our ability to obtain future financing due to changes in the lending markets or our financial position; (viii) our ability to comply with the financial covenants in our revolving credit facility; and (ix) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year ending December 31, 2008, and in our Quarterly Report on Form 10-Q for fiscal period ending March 31, 2009. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
There was no change in our internal control over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed in our quarterly report on Form 10-Q for the period ending March 31, 2009, and the risk factors set forth below to address our new debt structure and stockholder rights plan:
The agreement governing our revolving credit facility contains financial covenants, and that agreement and the agreement governing our second lien term loan, the indenture governing the third lien notes and the indenture governing the 8.0% senior notes due 2013 contain other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.
We entered into a loan and security agreement on January 7, 2009 (the “Loan and Security Agreement”) providing for a new revolving credit facility that replaced our prior revolving credit facility. Under the Loan and Security Agreement, we are required, under certain circumstances, to comply with a minimum EBITDA covenant or a fixed charge coverage ratio covenant, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities — Loan and Security Agreement.” On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement to provide us with relief under the minimum EBITDA covenant in 2009 and to make certain other changes, including an increase in the applicable margin for borrowings, capital expenditure limitations for 2009 and a temporary decrease in domestic availability. On August 4, 2009, we entered into a second amendment to the Loan and Security Agreement, pursuant to which the lender agreed, among other things, to waive a covenant default resulting from our failure to be in compliance with the minimum EBITDA covenant as of June 30, 2009. We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. If we are not able to comply with these covenants when required and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms, if at all. In addition, if we do not comply with the financial or other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes due 2013. The lender would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
In addition, the Loan and Security Agreement contains covenants that, among other things, restrict our ability to:
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
The Second Lien Credit Agreement, the indenture governing the 8.0% senior notes due 2013 and the indenture governing the third lien notes also contain restrictive covenants. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
The aggregate amount of our outstanding indebtedness was $153.4 million as of June 30, 2009. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to you as a shareholder. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes due 2013, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the Loan and Security Agreement, the Second Lien Credit Agreement and the indentures governing the third lien notes and the 8% senior notes due 2013;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.
Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.
The Loan and Security Agreement, the Second Lien Credit Agreement and the indentures governing the third lien notes and the 8% senior notes due 2013 contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. We may not be able to refinance or restructure our indebtedness before it becomes due.

Our ability to pay interest on and principal of the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes due 2013 and to satisfy our other debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.
Our revolving credit facility and the second lien term loan are due in 2012, and the third lien notes and the 8% senior notes due 2013 are due in 2013. We may not be able to refinance or restructure our revolving credit facility or our long-term debt before it becomes due. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes due 2013, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Loan and Security Agreement, the Second Lien Credit Agreement, the indenture governing the third lien notes and the indenture governing the 8% senior notes due 2013, or any agreements governing any future debt instruments restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our long-term debt.
Provisions in our charter documents, our stockholder rights plan and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock,
Certain provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors. These provisions include:
•	a classified board of directors with staggered terms;
•	a prohibition on stockholder action through written consents;
•	a requirement that special meetings of stockholders be called only by the board of directors;
•	advance notice requirements for stockholder proposals and director nominations;
•	limitations on the ability of stockholders to amend, alter or repeal the by-laws; and
•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine and additional shares of our common stock.
We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15.0% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.
On May 21, 2009, our board of directors adopted a stockholder rights plan. The existence of the stockholder rights plan may also discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current board of directors to be removed and replaced, even if you and other stockholders believe such actions are in the best interests of us and our stockholders.
Volatility and cyclicality in the commercial vehicle market could adversely affect us.

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 and 2008 as a result of pre-orders in 2006 in anticipation of the new EPA emission standards becoming effective in 2007 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. We cannot provide any assurance as to the length or ultimate level of the recovery of the current decline. We also cannot predict that the industry will follow past cyclical patterns that might include a strong 2009 pre-order in advance of new emissions standards set to take place in 2010. North American Class 8 production levels through June 30, 2009 are down approximately 50% over the same period in 2008 as the overall weakness in the North American economy and credit markets continue to put pressure on the demand for new vehicles. If unit production of class 8 heavy trucks continues to decline further in 2009 and we do not experience a 2009 pre-order in advance of new emission standards set to take place in 2010, it will adversely affect our business and results of operations.
Item 3. Defaults Upon Senior Securities
We were not in compliance with the minimum EBITDA requirement in the Loan and Security Agreement as of June 30, 2009. Pursuant to the Second Amendment to the Loan and Security Agreement on August 4, 2009, the lender agreed to waive this covenant default. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Credit Facilities” for more information.
Item 4. Submission of Matters to a Vote of Security Holders:
At the annual meeting of stockholders held May 14, 2009:
a.	The following directors were elected for terms expiring at the annual meeting in 2012:

	Votes For	Votes Withheld
Mervin Dunn	20,437,110	1,315,726
S.A. Johnson	14,788,240	6,964,596
John W. Kessler	19,489,170	2,263,666
b.	The Company’s Third Amended and Restated Equity Incentive Plan was approved. The Plan was amended to increase the number of shares of common stock that may be issued under the Plan from 2,000,000 shares to 3,200,000 shares:

	Shares Voted
Shares Voted	Against		Broker Non-
for Proposal	Proposal	Abstain	Votes
14,394,900	800,947	22,098	4,534,891
c.	The appointment of Deloitte & Touche LLP as our independent public accounting firm for the fiscal year ending December 31, 2009 was ratified:

	Shares Voted
Shares Voted	Against		Broker Non-
for Proposal	Proposal	Abstain	Votes
20,878,990	754,163	119,683	0

Item 6. Exhibits:
4.1	Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.2	Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.3	Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.4	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708)).

10.1	Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 18, 2009).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: August 10, 2009	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)