Form 10-Q
period 2009-09-30
Commercial Vehicle Group, Inc.
filed 2009-11-06
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34365
COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
Yes ☐          No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2009 was 22,746,616 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
 i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(In thousands, except per share data)
REVENUES	$110,811	$192,860	$322,844	$599,104

COST OF REVENUES	107,199	175,952	323,570	538,023

Gross Profit (Loss)	3,612	16,908	(726)	61,081

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,298	15,983	35,007	47,761

AMORTIZATION EXPENSE	98	379	292	1,065

GAIN ON SALE OF LONG LIVED ASSET	—	—	—	(6,075)

INTANGIBLE ASSET IMPAIRMENT	—	—	7,000	—

LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—

RESTRUCTURING COSTS	—	—	1,947	—

Operating (Loss) Income	(7,784)	546	(48,417)	18,330

OTHER EXPENSE (INCOME)	1,211	(72)	(7,186)	5,840

INTEREST EXPENSE	3,989	3,708	11,299	11,407

LOSS ON EARLY EXTINGUISHMENT OF DEBT	459	—	1,254	—

EXPENSE RELATING TO DEBT EXCHANGE	2,902	—	2,902	—

(Loss) Income Before (Benefit) Provision for Income Taxes	(16,345)	(3,090)	(56,686)	1,083

(BENEFIT) PROVISION FOR INCOME TAXES	(463)	(487)	1,113	131

Net (Loss) Income	$(15,882)	$(2,603)	$(57,799)	$952

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.73)	$(0.12)	$(2.66)	$0.04

Diluted	$(0.73)	$(0.12)	$(2.66)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,747	21,537	21,747	21,537

Diluted	21,747	21,537	21,747	21,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(unaudited)
	(In thousands, except
	per share data)
ASSETS
CURRENT ASSETS:
Cash	$10,176	$7,310
Accounts receivable, net of reserve for doubtful accounts of $2,244 and $3,419, respectfully	75,385	100,898
Inventories, net	57,985	90,782
Other current assets	8,292	20,428

Total current assets	151,838	219,418

PROPERTY, PLANT AND EQUIPMENT, net	78,729	90,392
INTANGIBLE ASSETS, net	27,320	34,610
OTHER ASSETS, net	17,465	10,341

TOTAL ASSETS	$275,352	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$14,881
Accounts payable	59,642	73,451
Accrued liabilities, other	35,468	43,417

Total current liabilities	95,110	131,749

LONG-TERM DEBT, net of current maturities	160,859	150,014
PENSION AND OTHER POST-RETIREMENT BENEFITS	19,680	19,885
OTHER LONG-TERM LIABILITIES	5,809	9,171

Total liabilities	281,458	310,819

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ (DEFICIT) INVESTMENT :
Common stock, $0.01 par value per share; 30,000,000 shares authorized; 21,746,681 and 21,746,415 shares issued and outstanding	217	217
Treasury stock purchased from employees; 46,474 shares	(455)	(455)
Additional paid-in capital	185,548	180,848
Retained loss	(176,110)	(118,311)
Accumulated other comprehensive loss	(15,306)	(18,357)

Total stockholders’ (deficit) investment	(6,106)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$275,352	$354,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(57,799)	$952
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,932	14,165
Noncash amortization of debt financing costs	1,069	685
Loss on early extinguishment of debt	1,254	—
Share-based compensation expense	2,139	2,900
Loss (gain) on sale of assets	977	(5,945)
Deferred income tax benefit	—	(3,951)
Noncash (gain) loss on forward exchange contracts	(7,122)	5,786
Intangible asset impairment	7,000	—
Long-lived asset impairment	3,445	—
Change in other operating items	50,057	(7,588)

Net cash provided by operating activities	13,952	7,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,799)	(10,978)
Proceeds from disposal/sale of property, plant and equipment	20	7,470
Other investing activities	(1,969)	(3,039)

Net cash used in investing activities	(6,748)	(6,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(237,290)	(146,500)
Borrowings under revolving credit facility	222,490	146,500
Borrowing of long-term debt	13,120	—
Payments on capital lease obligations	(90)	(96)
Debt issuance costs and other	(3,244)	(251)

Net cash used in financing activities	(5,014)	(347)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	676	(2,055)

NET INCREASE (DECREASE) IN CASH	2,866	(1,945)
Beginning of period	7,310	9,867

End of period	$10,176	$7,922

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,741	$12,651

Cash refund for income taxes, net	$(4,069)	$(4,031)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2008 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected in future operating quarters.
We have evaluated subsequent events through the issuance of our condensed consolidated financial statements on November 6, 2009.
Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, an error in the presentation of our borrowings under our revolving credit facility (“prior revolving credit facility”) was identified as of December 31, 2008. The borrowings under our prior revolving credit facility should have been classified as a current liability as a result of our use of the proceeds obtained from the new Loan and Security Agreement entered into on January 7, 2009, which was required to be classified as a current liability, to extinguish the prior revolving credit facility. As a result, the December 31, 2008 balance sheet presented in these condensed consolidated financial statements has been corrected to properly classify approximately $14.8 million borrowed under our prior revolving credit facility as a current liability. This amount was previously presented as a component of long-term debt, net of current maturities. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements and, therefore will be corrected the next time our fiscal 2008 consolidated financial statements are issued.
Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, we identified an error in the presentation of our consolidating guarantor and non-guarantor financial information (see Note 17. Consolidating Guarantor and Non-Guarantor Financial Statements). This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows.
2. Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-grandfathered, non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
In September 2009, the FASB issued ASU 2009-12 to provide guidance on measuring the fair value of certain alternative investments. The ASU offers investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009. We do not expect this standard to have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The new guidance changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The new guidance is effective for our 2009 fiscal year beginning January 1, 2009, and is to be applied prospectively.
On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activity. The new guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The adoption did not impact our consolidated financial position and results of operations.
In June 2009, the FASB issued new accounting guidance on consolidation of non-controlling interests. The new guidance amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. We do not expect this standard to have a material impact on our consolidated financial condition or results of operations.
3. Fair Value Measurement
Accounting guidance on fair value measurement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	September 30, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$3	$—	$3	$—	$32	$—	$32	$—
Deferred compensation (2)	1,500	1,500	—	—	1,223	1,223	—	—
Total assets	$1,503	$1,500	$3	$—	$1,255	$1,223	$32	$—

Derivative liabilities (1)	$8,180	$—	$8,180	$—	$15,331	$—	$15,331	$—

(1)	Based on observable market transactions of spot and forward rates.

(2)	Deferred compensation includes mutual funds and cash equivalents for payment of certain non-qualified benefits for employees.
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

The carrying amounts and fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Current maturities of long-term debt	$—	$—	$14,881	$14,881
Long-term debt and capital leases	$160,859	$121,735	$150,014	$72,014
The following methods were used to estimate the fair value of each class of financial instruments:
Current maturities of long-term debt. The fair value of current maturities approximates the carrying value due to the short-term maturities of these instruments.
Long-term debt and capital leases. The fair value of long-term debt and capital lease obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.
The following table summarizes the fair value measurement of our long-lived assets and indefinite-lived intangible assets measured on a non-recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements Using
					Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)
Property, plant and equipment, net	$78,729	$—	$—	$78,729	$(3,445)
Indefinite-lived intangible asset	$19,000	$—	$—	$19,000	(7,000)

					$(10,445)

We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with intangibles-goodwill and other accounting guidance.
Determining the fair value of our indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. The valuation approaches we use for our indefinite-lived intangible assets include the Income Approach (the “Discounted Cash Flow Method”) and the Market Approach (the “Guideline Company and Transaction Methods”). The Discounted Cash Flow Method utilizes a market-derived rate of return to discount anticipated performance, while the Guideline Company and Transaction Methods incorporates multiples based on the market’s assessment of future performance. Actual future results may differ materially from those estimates.
In accordance with the provisions of intangibles-goodwill and other accounting guidance, indefinite-lived intangible assets with a carrying amount of approximately $26.0 million were written down to their fair value of approximately $19.0 million, resulting in an impairment charge of approximately $7.0 million recorded in the second fiscal quarter of 2009.
We review long-lived assets in accordance with the provisions of property, plant and equipment accounting guidance for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Based upon the decline in the North American Class 8 build rate from the prior year and lower demand in our construction, OEM bus, aftermarket, military, service and other specialty product markets, which negatively impacted our revenues, we determined that an impairment indicator existed. As a result, we performed additional analysis to determine the fair value of our long-lived assets.
Management reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated net cash flows were less than the carrying amount of such assets. Based upon an independent appraisal, long-lived assets with a carrying amount of approximately $7.6 million as of June 30, 2009 were written down to their fair value of approximately $4.2 million, resulting in an impairment charge of approximately $3.4 million recorded in the second fiscal quarter of 2009.
4. Restructuring Activities
On February 10, 2009, we announced a restructuring plan that includes a reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities to be closed include an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. In addition, on March 18, 2009, we announced the closure of our Vancouver, Washington manufacturing facility. The decision to reduce our workforce and to close the facilities was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. In accordance with accounting guidance for exit or disposal cost obligations, we estimate that we will record total charges of approximately $2.5 million, consisting of approximately $1.7 million of severance costs and $0.8 million of facility closure costs. We estimate that all of the restructuring charges will be incurred as cash expenditures, of which approximately $2.1 million is expected to be incurred in 2009 and approximately $0.4 million is expected to be incurred in 2010. For the three months ended September 30, 2009, we did not incur any facility closure costs. For the nine months ended September 30, 2009, we have incurred charges of approximately $1.7 million in employee related costs and $0.2 million in facility closure costs. The following table summarizes the restructuring liability as of September 30, 2009 (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2008	$—	$—	$—
Provision	1,712	—	1,712
Deductions for payments made	(1,624)	—	(1,624)

Balance — September 30, 2009	$88	$—	$88

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

At the 2009 Annual Meeting of Stockholders held on May 14, 2009, the stockholders approved our Third Amended and Restated Equity Incentive Plan (the “Plan”). The Plan was amended to increase the number of shares of common stock that may be issued under the Plan from 2,000,000 shares to 3,200,000 shares.
As of September 30, 2009, there was approximately $2.0 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under the Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the November 2006, February 2007 and March 2007 awards, 13 months for the October 2007 awards and 25 months for the November 2008 awards, respectively.
We currently estimate the forfeiture rates for the November 2006, February/March 2007, October 2007 and November 2008 restricted stock awards at 11.2%, 0%, 6.9% and 5.0%, respectively, for all participants in the plan.
The following table summarizes information about the non-vested restricted stock grants as of September 30, 2009:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2008	1,072	$8.49
Granted	—	—
Vested	—	—
Forfeited	(72)	5.02

Nonvested at September 30, 2009	1,000	$8.67

As of September 30, 2009, 1.3 million shares of the 3.2 million shares authorized for issuance were available for issuance under the Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of September 30, 2009.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended, in compensation—stock compensation accounting guidance. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income applicable to common shareholders — basic and diluted	$(15,882)	$(2,603)	$(57,799)	$952

Weighted average number of common shares outstanding	21,747	21,537	21,747	21,537
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	—	—	—	163

Dilutive shares outstanding	21,747	21,537	21,747	21,700
Basic (loss) earnings per share	$(0.73)	$(0.12)	$(2.66)	$0.04

Diluted (loss) earnings per share	$(0.73)	$(0.12)	$(2.66)	$0.04

For the three months ended September 30, 2009, diluted loss per share did not include approximately 491 thousand outstanding non-vested restricted stock and approximately 426 thousand warrants, as the effect would have been antidilutive. For the three months ended September 30, 2008, diluted loss per share excludes approximately 106 thousand outstanding stock options and 105 thousand non-vested restricted stock, as the effect would have been antidilutive. For the nine months ended September 30, 2009, diluted loss per share did not include approximately 209 thousand outstanding non-vested restricted stock and approximately 142 thousand warrants, as the effect would have been antidilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Loan and Security Agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.
Stockholder Rights Plan — In May 2009, our board of directors adopted a Stockholder Rights Plan (“Rights Plan”) intended to protect stockholders from coercive or otherwise unfair takeover tactics.
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
Common Stock Warrants — On August 4, 2009, we issued 745,000 warrants to purchase common stock. The units were issued pursuant to a warrant and unit agreement with U.S. Bank National Association, as unit agent and warrant agent. Each warrant was issued as part of a unit consisting of (i) $1,000 principal amount of 11%/13% third lien senior secured notes due 2013 and (ii) 17.68588 warrants. The units are immediately separable.
Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $0.35 per share. The warrants provide for mandatory cashless exercise. The number of shares for which a warrant may be exercised and the exercise price are subject to adjustment in certain events. The warrants are exercisable at any time on or after separation and prior to their expiration on August 4, 2019.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$44,319	$57,954
Work in process	8,992	19,763
Finished goods	11,938	19,437
Less excess and obsolete	(7,264)	(6,372)

	$57,985	$90,782

Inventory quantities on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by current market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
9. Intangible Assets
We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. The accounting guidance requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. To estimate the fair value of these intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.
We review definite-lived intangible and long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. A determination is made by management to ascertain whether property and equipment and certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected discounted future cash flows.
Our annual indefinite-lived intangible asset analysis was performed during the second quarter of fiscal 2009. We determined that because the carrying value of our customer relationships exceeded the fair value, we recorded an impairment of approximately $7.0 million during the second fiscal quarter.
Our intangible assets were comprised of the following (in thousands):

	September 30, 2009				December 31, 2008
	Weighted-				Weighted-
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Tradenames/Trademarks	30 years	$9,790	$(1,486)	$8,304	30 years	$9,790	$(1,242)	$8,548
Licenses	7 years	438	(422)	16	7 years	438	(376)	62

		$10,228	$(1,908)	$8,320		$10,228	$(1,618)	$8,610

Indefinite-lived intangible assets:
Customer relationships		19,000	—	19,000		26,000	—	26,000

		$19,000	$—	$19,000		$26,000	$—	$26,000

Total intangible assets				$27,320				$34,610

Based upon the decline in the North American Class 8 build rate from the prior year and lower demand in our construction, OEM bus, aftermarket, military, service and other specialty product markets, which negatively impacted our revenues, we determined that an impairment indicator existed during the second fiscal quarter. We recorded an impairment of approximately $3.4 million on our long-lived assets as the carrying value of the assets exceeded their fair value during the second fiscal quarter.
The aggregate intangible asset amortization expense was approximately $0.1 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $0.3 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2009, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2009	$389
2010	$326
2011	$326
2012	$326
2013	$326
2014	$326

10. Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Revolving credit facilities bore interest at a weighted average of 6.2% as of September 30, 2009 and 7.5% as of December 31, 2008	$—	$14,800
8.0% senior notes due 2013	97,810	150,000

15% second lien term loan ($16,800 principal amount, net of $4,391 of original issue discount)	12,409	—
11%/13% third lien senior secured notes ($42,124 principal amount and $8,386 of issuance premium)	50,510	—
Paid-in-kind interest on 11%/13% third lien senior secured notes	125	—
Other	5	95

	160,859	164,895
Less current maturities	—	14,881

	$160,859	$150,014

Credit Agreement — We account for modifications to our debt under accounting guidance for debt modification. We have not amended the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of a revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total. In connection with an amendment of our term debt, bank and any third-party fees would be either expensed or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.
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
On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to changing the thresholds in the minimum EBITDA (as defined in the Loan and Security Agreement, as amended) covenant. In addition, the First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the domestic borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the domestic borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010. Approximately $0.4 million of third party fees relating to the First Amendment were capitalized and were being amortized over its remaining life.
As of September 30, 2009, approximately $4.2 million in deferred fees relating to the Loan and Security Agreement and fees related to the 8.0% senior notes offering were outstanding and were being amortized over the life of the agreements.

As of September 30, 2009, we did not have borrowings under the Loan and Security Agreement. In addition, as of September 30, 2009, we had outstanding letters of credit of approximately $1.7 million and borrowing availability of $35.8 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
On August 4, 2009, we entered into a second amendment to the Loan and Security Agreement (the “Second Amendment”). Approximately $0.5 million of third party fees relating to the Loan and Security Agreement were expensed as a loss on early extinguishment of debt and the remaining $0.6 million of third party fees relating to the Loan and Security Agreement were capitalized and are being amortized over its remaining life. Pursuant to the terms of the Second Amendment, the lender consented to the notes exchange described below, including the issuance of the 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and the second lien term loan described below.
The Second Amendment included a reduction in size of the commitment from $47.5 million to $37.5 million and provided that borrowings under the Loan and Security Agreement are subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0.
The aggregate amount of loans permitted to be made to the borrowers under the Loan and Security Agreement may not exceed a borrowing base consisting of the lesser of: (a) $37.5 million, minus the availability block and domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the borrowers, minus the availability block and certain availability reserves. Borrowings under the Loan and Security Agreement are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 6.2% for the nine months ended September 30, 2009.
The Second Amendment further provided that we need not comply with any minimum EBITDA requirement or fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we will be required to comply with revised monthly minimum EBITDA requirements for 2009 set forth below and a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.
The revised monthly minimum EBITDA requirements for 2009, if applicable, would require us to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, as amended, calculated monthly starting on September 30, 2009, for each of the following periods as of the end of each fiscal month specified below (in thousands):

EBITDA (as defined in
the Loan and Security
Period Ending on or Around	Agreement, as amended)
July 1, 2009 through September 30, 2009	$1,256
July 1, 2009 through October 31, 2009	$3,422
July 1, 2009 through November 30, 2009	$5,756
July 1, 2009 through December 31, 2009	$7,191
The Second Amendment also included a waiver of our covenant default resulting from our failure to be in compliance with the minimum EBITDA requirement in the Loan and Security Agreement, as in effect prior to the Second Amendment, on June 30, 2009.
Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from August 4, 2009 through September 30, 2009, we were not required to comply with the monthly minimum EBITDA covenant during the quarter ended September 30, 2009.
The Second Amendment included amendments to permit us to engage in asset securitization transactions involving accounts receivable, and eliminates our ability to add certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement.

The Loan and Security Agreement, as amended, includes a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, and not more than $9.7 million for the fiscal year ending December 31, 2009.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2009.
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
The Loan and Security Agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of assets useful in our business.
In accordance with accounting guidance for debt, we have classified our Loan and Security Agreement, which has a maturity date of more than one year from the balance sheet date, as a current liability since it includes a lockbox arrangement and a subjective acceleration clause.
Terms, Covenants and Compliance Status — Our Loan and Security Agreement contains financial covenants, including minimum EBITDA and a minimum fixed charge coverage ratio commencing with the fiscal quarter ending March 31, 2010 if we do not maintain certain availability requirements. The Second Amendment also included a waiver of our covenant default resulting from our failure to be in compliance with the minimum EBITDA requirement in the Loan and Security Agreement, as in effect prior to the Second Amendment, on June 30, 2009. Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from August 4, 2009 through September 30, 2009, we were not required to comply with the monthly minimum EBITDA covenant during the quarter ended September 30, 2009.
Under the Loan and Security Agreement, borrowings bear interest at various rates plus a margin based on certain financial ratios. The borrowers’ obligations under the Loan and Security Agreement are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the borrowers, as well as 100% of the capital stock of the direct domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. Each of CVG and each other borrower is jointly and severally liable for the obligations under the Loan and Security Agreement and unconditionally guarantees the prompt payment and performance thereof.
We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum EBITDA covenant, the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or generate sufficient cash, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the 11%/13% Third Lien Senior Secured Notes due 2013 and the 8% senior notes due 2013. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
Second Lien Credit Agreement. Concurrently with the notes exchange described below, on August 4, 2009, CVG and certain of its domestic subsidiaries entered into a Loan and Security Agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million, for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to repay borrowings under the Loan and Security Agreement with Bank of America, N.A., and to pay approximately $3.1 million of transaction fees and expenses relating to the notes exchange, the issuance of the units consisting of the third lien notes and warrants, the Second Lien Credit Agreement and the Second Amendment.
The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%.
The Second Lien Credit Agreement provides that the second lien term loan is a senior secured obligation of CVG. CVG’s obligations under the Second Lien Credit Agreement are guaranteed by the guarantors. The obligations of CVG and the guarantors under the Second Lien Credit Agreement are secured by a second-priority lien on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of certain of CVG’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary.
The Second Lien Credit Agreement contains restrictive covenants, including, without limitation, limitations on the ability of CVG and its subsidiaries to: incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge or combine with any other person or liquidate; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indenture governing the 8% senior notes or the indenture governing the third lien notes. In addition, the Second Lien Credit Agreement contains reporting covenants. The debt covenant in the Second Lien Credit Agreement limits our ability to borrow under the Loan and Security Agreement with Bank of America, N.A, to not more than $27.5 million at any one time, unless we demonstrate compliance with the fixed charge coverage ratio and minimum EBITDA (as defined in the Loan and Security Agreement) covenant contained in the Loan and Security Agreement.
The Second Lien Credit Agreement contains events of default, including, without limitation: nonpayment of obligations under the Second Lien Credit Agreement when due; material inaccuracy of representations and warranties; violation of covenants in the Second Lien Credit Agreement and certain other documents executed in connection therewith; default or acceleration of agreements related to debt in excess of $10.0 million; certain events of bankruptcy or insolvency; judgment or decree entered against CVG or a guarantor for the payment of money in excess of $10.0 million; denial of the validity or enforceability of the second lien loan documents or any guaranty thereunder or failure of the second lien loan documents or any guaranty thereunder to be in full force and effect; and a change in control of CVG. All provisions regarding remedies in an event of default are subject to the intercreditor agreements entered into in connection with the issuance of the third lien notes and the second lien term loan described below (the “Intercreditor Agreements”).
Amounts outstanding under the second lien term loan may be prepaid from time to time after the first anniversary of August 4, 2009, when accompanied by prepayment premium equal to (a) 7.5% of the accreted value of the amount prepaid if such prepayment occurs after August 4, 2010 but on or before August 4, 2011, (b) 3.75% of the accreted value of the amount prepaid if such prepayment occurs after August 4, 2011 but on or before August 4, 2012, and (c) 0% of the accreted value of the amount prepaid if such prepayment occurs after August 4, 2012 without penalty or premium.

In addition, within five business days of certain permitted asset dispositions or receipt of insurance or condemnation proceeds, we must apply the net proceeds (in the case of asset dispositions) to prepay the term loan, except that the proceeds do not have to be used to prepay the term loan if they are used to acquire property that is useful in our business within 180 days of receipt of such proceeds but only if no default exists at that time and if the property so acquired will be free of liens, other than permitted liens. All provisions regarding voluntary and mandatory prepayments are subject to the Intercreditor Agreements.
Exchange of 8% Senior Notes due 2013 for Units consisting of 11%/13% Third Lien Senior Secured Notes due 2013 and Warrants. On August 4, 2009, we announced a private exchange with certain holders of our 8% senior notes due 2013 (the “8% senior notes”) pursuant to an exchange agreement, dated as of August 4, 2009, by and between us, certain of our subsidiaries and the exchanging noteholders named therein. Pursuant to the exchange agreement, we exchanged approximately $52.2 million in aggregate principal amount of the 8% senior notes for units consisting of (i) approximately $42.1 million in aggregate principal amount of our new 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and (ii) warrants to purchase 745,000 shares of our common stock at an exercise price of $0.35. The third lien notes were issued pursuant to an indenture, dated as of August 4, 2009 (the “Third Lien Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”), and U.S. Bank National Association, as trustee. The warrants and units were issued pursuant to a Warrant and Unit Agreement, dated as of August 4, 2009, by and among CVG and U.S. Bank National Association, as warrant agent and unit agent. Each unit is immediately separable into $1,000 principal amount of third lien notes and 17.68588 warrants. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $0.35 per share.
11%/13% Third Lien Senior Secured Notes due 2013. The third lien notes were issued under the Third Lien Notes Indenture. Interest is payable on the third lien notes on February 15 and August 15 of each year, beginning on February 15, 2010 until their maturity date of February 15, 2013. We are required to pay interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the first interest payment date on February 15, 2010, at an annual rate of 13.0%. We may, at our option, elect to pay interest in cash, at an annual rate of 11.0%, or in PIK interest, at an annual rate of 13.0%, on the interest payment dates on August 15, 2010 and February 15, 2011. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
The Third Lien Notes Indenture provides that the third lien notes are senior secured obligations of CVG. Our obligations under the third lien notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the third lien notes are secured by a third-priority lien on substantially all of the tangible and intangible assets of CVG and its domestic subsidiaries, and a pledge of 100% of the capital stock of certain of CVG’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary. The liens, the security interests and all obligations of CVG and the guarantors are subject in all respects to the terms, provisions, conditions and limitations of the Intercreditor Agreements.
The Third Lien Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
The Third Lien Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest, breach of covenants or other agreements in the Third Lien Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency and certain defaults with respect to the security documents. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding third lien notes may declare the principal of and accrued but unpaid interest on all of the third lien notes to be due and payable. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreements.
The third lien notes may be redeemed from time to time on or after February 15, 2011, at the following redemption prices (a) 111% of the principal amount if such redemption occurs on or after February 15, 2011 but prior to August 15, 2011, (b) 105.5% of the principal amount if such redemption occurs on or after August 15, 2011 but prior to August 15, 2012, and (c) 100% of the principal amount if such redemption occurs on or after August 15, 2012. In addition, we may be required to make an offer to purchase the third lien notes in certain circumstances described in the Third Lien Notes Indenture, including in connection with a change in control.

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
As of September 30, 2009, we have provided a liability of approximately $2.9 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.9 million, the amount that would impact our effective tax rate, if recognized, is $2.0 million. The remaining $0.9 million of unrecognized tax benefits consists of items that are offset by deferred tax assets, subject to valuation allowance, and thus could further impact the effective rate.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.8 million accrued for the payment of interest and penalties at September 30, 2009, of which $88 thousand was accrued during the current year. Accrued interest and penalties are included in the $2.9 million of unrecognized tax benefits.
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
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2009 (in thousands):

Balance — December 31, 2008	$3,706
Additional provisions recorded	1,093
Deduction for payments made	(1,714)
Currency translation adjustment	9

Balance — September 30, 2009	$3,094

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2009, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of September 30, 2009, we had no such guarantees.
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

13. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. As of September 30, 2009, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	September 30, 2009		December 31, 2008
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value
Commitments to buy currencies:
U.S. dollar	$(186)	$(189)	$—	$—
Euro	—	—	(1,832)	(1,345)
Swedish krona	—	—	—	—
Japanese yen	—	—	(736)	(765)
Australian dollar	—	—	—	—

	$(186)	$(189)	$(2,568)	$(2,110)

Commitments to sell currencies:
U.S. dollar	$241	$248	$—	$—
Euro	17,402	21,638	35,236	43,532
Swedish krona	—	—	54	56
Japanese yen	11,904	15,840	15,813	22,372
Australian dollar	107	108	—	—

	$29,654	$37,834	$51,103	$65,960

Total	$29,468	$37,645	$48,535	$63,850

The fair value of our derivative instruments was a net liability of approximately $8.2 million and $15.3 million as of September 30, 2009 and December 31, 2008, respectively. The net liability was comprised of $7.2 million and $10.1 million in accrued liabilities and $1.0 million and $5.2 million in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.
We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. For the three and nine months ended September 30, 2009, we recorded a credit valuation adjustment of approximately $0.8 million and $4.0 million, respectively, on our foreign currency forward contracts, which is included in other expense (income) on the condensed consolidated statement of operations.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments (in thousands):

Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Other assets	$3	Other assets	$32

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$7,223	Accrued liabilities	$10,096
Foreign exchange contracts	Other long-term liabilities	957	Other long-term liabilities	5,235

		$8,180		$15,331

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended		Nine Months Ended
	Location of Gain	September 30,		September 30,
	(Loss)	2009	2008	2009	2008
	Recognized in	Amount of Gain (Loss)		Amount of Gain (Loss)
	Income on	Recognized in Income on		Recognized in Income on
	Derivatives	Derivatives		Derivatives
Foreign exchange contracts	Other Expenses	$(1,228)	$153	$7,122	$(5,783)
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans for the three months ended September 30 was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$71	$69	$—	$—	$1	$5
Interest cost	477	459	527	529	31	37
Expected return on plan assets	(379)	(497)	(379)	(412)	—	—
Recognized actuarial loss (gain)	27	(5)	49	51	(28)	(6)

Net periodic benefit cost	196	26	197	168	4	36
Special termination benefits	41	—	—	—	85	—

Net benefit cost	$237	$26	$197	$168	$89	$36

We previously disclosed in our financial statements for the year ended December 31, 2008, that we expect to contribute approximately $1.8 million to our pension plans in 2009. As of September 30, 2009, approximately $1.4 million of contributions have been made to our pension plans. We anticipate contributing an additional $0.3 million to our pension plans in 2009 for total estimated contributions during 2009 of $1.7 million.
15. Comprehensive Loss
We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of September 30, 2009 (in thousands):

Foreign currency translation adjustment	$(5,157)
Pension liability	(10,149)

$(15,306)

Comprehensive loss for the nine months ended September 30 was as follows (in thousands):

	2009	2008
Net (loss) income	$(57,799)	$952
Other comprehensive loss:
Foreign currency translation adjustment	3,051	(3,128)
Unrealized loss on derivative instruments	—	(3)

Comprehensive loss	$(54,748)	$(2,179)

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of our freight and logistics program as well as administers its payments to additional third party freight service providers. Scott D. Rued, our Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Richard A. Snell, a member of our Board of Directors, is an Operating Partner of Thayer Hidden Creek. For the nine months ended September 30, 2009, we made payments under these arrangements of approximately $7.9 million, which consisted primarily of payments from us for other third-party service providers and the balance of which consisted of approximately $0.4 million of fees for GTS’s services.
17. Consolidating Guarantor and Non-Guarantor Financial Information
The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each guarantor is a direct or indirect subsidiary of CVG and has fully and unconditionally guaranteed the 8% senior notes and third lien notes issued by CVG, on a joint and several basis.
The following consolidating financial information presents the financial information of CVG (the “parent company”), the guarantor companies and the non-guarantor companies in accordance with Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.
Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, an error was identified in the presentation of our consolidating guarantor and non-guarantor financial information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis in the following tables. This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements. We will correct the error described above the next time the relevant financial statements are issued.

The following tables as of December 31, 2008 and for the three and nine months ended September 30, 2008 present the financial information of the parent company, the guarantor companies and the non-guarantor companies (i) as previously reported in our reports filed with the Securities and Exchange Commission, and (ii) as restated to give effect to the corrections described above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$91,114	$26,084	$(6,387)	$110,811
COST OF REVENUES	—	86,693	26,893	(6,387)	107,199

Gross Profit (Loss)	—	4,421	(809)	—	3,612
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	7,723	3,575	—	11,298
AMORTIZATION EXPENSE	—	98	—	—	98
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	12,207	(129)	—	(12,078)	—

Operating Loss	(12,207)	(3,271)	(4,384)	12,078	(7,784)
OTHER EXPENSE	—	—	1,211	—	1,211
INTEREST EXPENSE	441	3,533	15	—	3,989
LOSS ON EARLY EXTINGUISHMENT OF DEBT	459	—	—	—	459
EXPENSE RELATING TO DEBT EXCHANGE	2,902	—	—	—	2,902

Loss Before Benefit for Income Taxes	(16,009)	(6,804)	(5,610)	12,078	(16,345)
BENEFIT FOR INCOME TAXES	(127)	—	(336)	—	(463)

NET LOSS	$(15,882)	$(6,804)	$(5,274)	$12,078	$(15,882)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
REVENUES	$—	$264,209	$75,072	$(16,437)	$322,844
COST OF REVENUES	—	260,722	79,285	(16,437)	323,570

Gross Profit (Loss)	—	3,487	(4,213)	—	(726)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	24,475	10,532	—	35,007
AMORTIZATION EXPENSE	—	292	—	—	292
INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000
LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—	3,445
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	51,436	(226)	—	(51,210)	—
RESTRUCTURING COSTS	—	853	1,094	—	1,947

Operating Loss	(51,436)	(28,907)	(19,284)	51,210	(48,417)
OTHER EXPENSE (INCOME)	—	16	(7,202)	—	(7,186)
INTEREST EXPENSE	1,028	10,128	143	—	11,299
LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,254	—	—	—	1,254
EXPENSE RELATING TO DEBT EXCHANGE	2,902	—	—	—	2,902

Loss Before Provision (Benefit) for Income Taxes	(56,620)	(39,051)	(12,225)	51,210	(56,686)
PROVISION (BENEFIT) FOR INCOME TAXES	1,179	—	(66)	—	1,113

NET LOSS	$(57,799)	$(39,051)	$(12,159)	$51,210	$(57,799)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$3,990	$210	$5,976	$—	$10,176
Accounts receivable, net	219	58,845	16,321	—	75,385
Intercompany receivable	44,858	4,622	—	(49,480)	—
Inventories, net	—	32,620	25,365	—	57,985
Other current assets	745	2,444	4,662	441	8,292

Total current assets	49,812	98,741	52,324	(49,039)	151,838
PROPERTY, PLANT AND EQUIPMENT, net	—	72,508	6,221	—	78,729
EQUITY INVESTMENT IN SUBSIDIARIES	118,368	8,811	—	(127,179)	—
INTANGIBLE ASSETS, net	—	27,320	—	—	27,320
OTHER ASSETS, net	4,176	8,928	3	4,358	17,465

TOTAL ASSETS	$172,356	$216,308	$58,548	$(171,860)	$275,352

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$—	$46,343	$13,299	$—	$59,642
Intercompany payable	—	39,333	10,147	(49,480)	—
Accrued liabilities, other	14,410	12,075	4,121	4,862	35,468

Total current liabilities	14,410	97,751	27,567	(44,618)	95,110
LONG-TERM DEBT, net	160,854	—	5	—	160,859
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	12,876	6,804	—	19,680
OTHER LONG-TERM LIABILITIES	3,198	257	2,417	(63)	5,809

Total liabilities	178,462	110,884	36,793	(44,681)	281,458
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(6,106)	105,424	21,755	(127,179)	(6,106)

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$172,356	$216,308	$58,548	$(171,860)	$275,352

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,799)	$(39,051)	$(12,159)	$51,210	$(57,799)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	10,974	1,958	—	12,932
Noncash amortization of debt financing costs	1,069	—	—	—	1,069
Loss on early extinguishment of debt	1,254	—	—	—	1,254
Share-based compensation expense	—	2,139	—	—	2,139
Loss on sale of assets	—	584	393	—	977
Equity loss (gain) in subsidiaries	51,436	(226)	—	(51,210)	—
Noncash gain on forward exchange contracts	—	—	(7,122)	—	(7,122)
Intangible asset impairment	—	7,000	—	—	7,000
Long-lived asset impairment	—	—	3,445	—	3,445
Change in other operating items	3,446	40,084	6,868	(341)	50,057

Net cash (used in) provided by operating activities	(594)	21,504	(6,617)	(341)	13,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,557)	(1,242)	—	(4,799)

Proceeds from disposal/sale of property, plant and equipment	—	14	6	—	20

Other investing activities	—	(1,969)	—	—	(1,969)

Net cash used in investing activities	—	(5,512)	(1,236)	—	(6,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(237,290)	—	—	—	(237,290)
Borrowings under revolving credit facility	222,490	—	—	—	222,490
Borrowings of long-term debt	13,120	—	—	—	13,120
Payments on capital lease obligations	—	(81)	(9)	—	(90)
Change in intercompany receivables/payables	9,499	(15,749)	5,909	341	—
Debt issuance costs and other	(3,244)	—	—	—	(3,244)

Net cash provided by (used in) financing activities	4,575	(15,830)	5,900	341	(5,014)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	1	675	—	676

NET INCREASE (DECREASE) IN CASH	3,981	163	(1,278)	—	2,866

CASH:
Beginning of period	9	47	7,254	—	7,310

End of period	$3,990	$210	$5,976	$—	$10,176

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
REVENUES	$—	$147,665	$53,617	$(8,422)	$192,860	$—	$147,398	$53,618	$(8,156)	$192,860
COST OF REVENUES	—	135,798	48,240	(8,086)	175,952	—	135,868	48,240	(8,156)	175,952

Gross Profit	—	11,867	5,377	(336)	16,908	—	11,530	5,378	—	16,908
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,487	4,762	(266)	15,983	—	11,221	4,762	—	15,983
AMORTIZATION EXPENSE	—	103	276	—	379	—	103	276	—	379
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	2,235	(64)	—	(2,171)	—

Operating Income (Loss)	—	277	339	(70)	546	(2,235)	270	340	2,171	546
OTHER EXPENSE (INCOME)	—	3,862	(3,934)	—	(72)	—	117	(189)	—	(72)
INTEREST EXPENSE	—	3,595	870	(757)	3,708	106	3,488	114	—	3,708

(Loss) Income Before (Benefit) Provision for Income Taxes	—	(7,180)	3,403	687	(3,090)	(2,341)	(3,335)	415	2,171	(3,090)
(BENEFIT) PROVISION FOR INCOME TAXES	—	(2,022)	1,535	—	(487)	262	(898)	149	—	(487)

NET (LOSS) INCOME	$—	$(5,158)	$1,868	$687	$(2,603)	$(2,603)	$(2,437)	$266	$2,171	$(2,603)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
REVENUES	$—	$436,695	$186,261	$(23,852)	$599,104	$—	$436,039	$186,261	$(23,196)	$599,104
COST OF REVENUES	—	399,215	161,870	(23,062)	538,023	—	399,349	161,870	(23,196)	538,023

Gross Profit	—	37,480	24,391	(790)	61,081	—	36,690	24,391	—	61,081
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	33,713	14,704	(656)	47,761	—	33,057	14,704	—	47,761
GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)	—	(6,075)	—	—	(6,075)
AMORTIZATION EXPENSE	—	310	755	—	1,065	—	310	755	—	1,065
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	(934)	(183)	—	1,117	—

Operating Income	—	9,532	8,932	(134)	18,330	934	9,581	8,932	(1,117)	18,330
OTHER EXPENSE	—	161	5,679	—	5,840	—	161	5,679	—	5,840
INTEREST EXPENSE	—	11,010	1,930	(1,533)	11,407	310	10,700	397	—	11,407

(Loss) Income Before Provision (Benefit) for Income Taxes	—	(1,639)	1,323	1,399	1,083	624	(1,280)	2,856	(1,117)	1,083
PROVISION (BENEFIT) FOR INCOME TAXES	—	245	(114)	—	131	(328)	573	(114)	—	131

NET (LOSS) INCOME	$—	$(1,884)	$1,437	$1,399	$952	$952	$(1,853)	$2,970	$(1,117)	$952

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
			ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$55	$7,255	$—	$7,310	$9	$47	$7,254	$—	$7,310
Accounts receivable, net	—	88,918	13,056	(1,076)	100,898	219	80,915	19,764	—	100,898
Intercompany receivable	—	—	—	—	—	54,358	—	600	(54,958)	—
Inventories, net	—	59,554	32,113	(885)	90,782	—	58,669	32,113	—	90,782
Prepaid expenses	—	4,226	4,765	11,437	20,428	150	4,076	4,765	11,437	20,428
Deferred income taxes	—	(2,868)	5,673	(2,805)	—	—	—	—	—	—

Total current assets	—	149,885	62,862	6,671	219,418	54,736	143,707	64,496	(43,521)	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392	—	80,154	10,238	—	90,392
EQUITY INVESTMENT IN SUBSIDIARIES	62,537	44,647	50,305	(157,489)	—	164,615	8,540	—	(173,155)	—
INTANGIBLE ASSETS, net	—	34,610	—	—	34,610	—	34,610	—	—	34,610
OTHER ASSETS, net	—	35,821	3,354	(28,834)	10,341	3,500	6,745	32	64	10,341

TOTAL ASSETS	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

		LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$81	$—	$—	$81	$14,800	$81	$—	$—	$14,881
Accounts payable	—	54,365	20,161	(1,075)	73,451	—	53,827	19,624	—	73,451
Intercompany payable	—	—	—	—	—	—	50,530	4,428	(54,958)	—
Accrued liabilities, other	—	20,590	16,057	6,770	43,417	11,699	13,716	6,501	11,501	43,417

Total current liabilities	—	75,036	36,218	5,695	116,949	26,499	118,154	30,553	(43,457)	131,749
LONG-TERM DEBT, net	—	164,800	25,731	(25,717)	164,814	150,000	—	14	—	150,014
DEFERRED TAX LIABILITIES	—	29,714	(816)	(28,898)	—	—	—	—	—	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	—	2,566	6,605	—	9,171	2,410	154	6,607	—	9,171

Total liabilities	—	285,273	74,466	(48,920)	310,819	178,909	131,465	43,902	(43,457)	310,819
STOCKHOLDERS’ INVESTMENT	62,537	59,844	52,293	(130,732)	43,942	43,942	142,291	30,864	(173,157)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(1,884)	$1,437	$1,399	$952	$952	$(1,853)	$2,970	$(1,117)	$952
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	—	10,678	3,487	—	14,165	—	10,678	3,487	—	14,165

Noncash amortization of debt financing costs	—	685	—	—	685	330	355	—	—	685
Stock-based compensation expense	—	2,900	—	—	2,900	—	2,900	—	—	2,900
Gain on sale of long-lived assets	—	(5,940)	(5)	—	(5,945)	—	(5,940)	(5)	—	(5,945)
Equity gain in subsidiaries	—	—	—	—	—	(934)	(183)	—	1,117	—
Deferred income tax benefit	—	(1,833)	(2,118)	—	(3,951)	(447)	—	(3,504)	—	(3,951)
Noncash loss on forward exchange contracts	—	—	5,786	—	5,786	—	—	5,786	—	5,786
Change in other operating items	—	(3,993)	(2,195)	(1,400)	(7,588)	2,515	(9,489)	(293)	(321)	(7,588)

Net cash provided by (used in) operating activities	—	613	6,392	(1)	7,004	2,416	(3,532)	8,441	(321)	7,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7,809)	(3,169)	—	(10,978)	—	(7,809)	(3,169)	—	(10,978)
Proceeds from disposal/sale of property, plant and equipment	—	7,450	20	—	7,470	—	7,450	20	—	7,470
Post-acquisition and acquisitions payments, net	—	(181)	(1,902)	—	(2,083)	—	(181)	(1,902)	—	(2,083)
Other asset and liabilities	—	(957)	—	1	(956)	—	(956)	—	—	(956)

Net cash used in investing activities	—	(1,497)	(5,051)	1	(6,547)	—	(1,496)	(5,051)	—	(6,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(145,500)	(1,000)	—	(146,500)	(146,500)	—	—	—	(146,500)
Borrowings under revolving credit facility	—	145,500	1,000	—	146,500	146,500	—	—	—	146,500
Payments on capital lease obligations	—	(86)	(10)	—	(96)	—	(86)	(10)	—	(96)
Change in intercompany receivables/payables	—	—	—	—	—	(1,793)	4,886	(3,414)	321	—
Debt issuance costs and other	—	(251)	—	—	(251)	105	(356)	—	—	(251)

Net cash (used in) provided by financing activities	—	(337)	(10)	—	(347)	(1,688)	4,444	(3,424)	321	(347)

										\

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	1,362	(3,417)	—	(2,055)	(2)	(1)	(2,052)	—	(2,055)

NET INCREASE (DECREASE) IN CASH	—	141	(2,086)	—	(1,945)	726	(585)	(2,086)	—	(1,945)
CASH:
Beginning of period	—	1,349	8,518	—	9,867	675	675	8,517	—	9,867

End of period	$—	$1,490	$6,432	$—	$7,922	$1,401	$90	$6,431	$—	$7,922

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continued to impact production related orders. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders, which we have experienced through September 30, 2009. North American Class 8 production levels through September 30, 2009 are down approximately 48% over the same period in 2008 as the overall weakness in the North American economy and credit markets continue to put pressure on the demand for new vehicles. If the sustained downturn in the economy and the disruption in the financial markets continue, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.
Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. Demand in the construction equipment market through September 30, 2009 has declined significantly from the same period in 2008 as a result of the continuing economic downturn in the housing and financial markets. If the downturn in the global economy and the disruption in the financial markets continue, we expect that low demand for construction equipment could continue to have a negative impact on our revenues, operating results and financial position.

Along with the United States, we have operations in Europe, China, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars.
We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:
•	eliminating excess production capacity through the closure and consolidation of manufacturing, warehousing or assembly facilities;

•	adjusting our hourly and salaried workforce to optimize costs in line with our production levels;

•	working capital improvements through reduced inventory and capital spending;

•	sourcing efforts in Europe and Asia;

•	consolidating our supply base to improve purchasing leverage; and

•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives to improve operating efficiency and product quality.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	96.7	91.2	100.2	89.8

Gross profit (loss)	3.3	8.8	(0.2)	10.2
Selling, general and administrative expenses	10.2	8.3	10.8	8.0
Amortization expense	0.1	0.2	0.1	0.2
Gain on sale of long-lived asset	—	—	—	(1.0)
Intangible asset impairment	—	—	2.2	—
Long-lived asset impairment	—	—	1.1	—
Restructuring costs	—	—	0.6	—

Operating (loss) income	(7.0)	0.3	(15.0)	3.0
Other expense (income)	1.1	—	(2.2)	1.0
Interest expense	3.6	1.9	3.5	1.9
Loss on early extinguishment of debt	0.4	—	0.4	—
Expense relating to debt exchange	2.6	—	0.9	—

(Loss) income before (benefit) provision for income taxes	(14.7)	(1.6)	(17.6)	0.1
(Benefit) provision for income taxes	(0.4)	(0.3)	0.3	—

Net (loss) income	(14.3)%	(1.3)%	(17.9)%	0.1%
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues. Revenues decreased approximately $82.1 million, or 42.5%, to $110.8 million in the three months ended September 30, 2009 from $192.9 million in the three months ended September 30, 2008. This decrease resulted primarily from the decline in global economic conditions, which negatively impacted our North American end market revenues by approximately $55.9 million and our European and Asian end market revenues by approximately $23.7 million. In addition, translation of our foreign operations into U.S. dollars decreased our revenues by approximately $2.5 million over the prior year period.
Gross Profit. Gross profit was approximately $3.6 million for the three months ended September 30, 2009 compared to gross profit of $16.9 million in the three months ended September 30, 2008, a decrease of approximately $13.3 million, or 78.6%. As a percentage of revenues, gross profit was 3.3% for the three months ended September 30, 2009 compared to gross profit of 8.8% in the three months ended September 30, 2008. This decrease was primarily the result of our inability to reduce our costs in proportion with the $82.1 million decrease in our revenues from the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $4.7 million, or 29.3%, to $11.3 million in the three months ended September 30, 2009 from $16.0 million in the three months ended September 30, 2008. The decrease was primarily the result of reductions in wages and general spending in connection with our restructuring and cost containment efforts during the three months ended September 30, 2009.
Amortization Expense. Amortization expense was approximately $0.1 million and $0.4 million, respectively, for the three months ended September 30, 2009 and 2008. This decrease was primarily related to the impairment of our definite-lived customer relationship intangible assets at C.I.E.B. and PEKM.
Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2009, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $1.2 million expense for the three months ended September 30, 2009 and the $0.1 million income for the three months ended September 30, 2008 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense increased approximately $0.3 million to $4.0 million in the three months ended September 30, 2009 from $3.7 million in the three months ended September 30, 2008. This increase was primarily due to higher average interest rate on our outstanding indebtedness.

Loss on Early Extinguishment of Debt. In connection with entering into an amendment to our Loan and Security Agreement during the three months ended September 30, 2009, we recorded approximately $0.5 million in fees relating to a proportionate impairment of previously deferred financing fees.
Expense Relating to Debt Exchange. In connection with the private exchange of a portion of our 8% senior rotes and the issuance of a new second lien term loan during the three months ended September 30, 2009, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements.
Benefit for Income Taxes. Our effective tax rate was 2.8% for the three months ended September 30, 2009 and 15.8% for the same period in 2008. An income tax benefit of approximately $0.5 million was recorded for the three months ended September 30, 2009 and September 30, 2008. The change in effective rate from the prior year quarter can be primarily attributed to valuation allowances. Valuation allowances continue to be necessary as it is more likely than not that we will not realize the deferred tax assets.
Net Loss. Net loss was $15.9 million in the three months ended September 30, 2009, compared to a net loss of $2.6 million in the three months ended September 30, 2008, primarily as a result of the factors discussed above.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenues. Revenues decreased approximately $276.3 million, or 46.1%, to $322.8 million in the nine months ended September 30, 2009 from $599.1 million in the nine months ended September 30, 2008. This decrease resulted primarily from the decline in global economic conditions, which impacted our North American end market revenues by approximately $170.0 million and our European and Asian end market revenues by approximately $93.1 million. In addition, translation of our foreign operations into U.S. dollars decreased our revenues by approximately $13.2 million over the prior year period.
Gross (Loss) Profit. Gross loss was approximately $0.7 million for the nine months ended September 30, 2009 compared to gross profit of $61.1 million in the nine months ended September 30, 2008, a decrease of approximately $61.8 million, or 101.2%. As a percentage of revenues, gross loss was 0.2% for the nine months ended September 30, 2009 compared to gross profit of 10.2% in the nine months ended September 30, 2008. This decrease was primarily the result of our inability to reduce our costs in proportion with the $276.3 million decrease in our revenues from the prior year period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $12.8 million, or 26.7%, to $35.0 million in the nine months ended September 30, 2009 from $47.8 million in the nine months ended September 30, 2008. The decrease was primarily the result of reductions in wages and general spending in connection with our restructuring and cost containment efforts during the nine months ended September 30, 2009.
Amortization Expense. Amortization expense was approximately $0.3 million and $1.1 million, respectively, for the nine months ended September 30, 2009 and 2008. We recorded less amortization expense for the nine months ended September 30, 2009 primarily due to the impairment of our definite-lived customer relationships at C.I.E.B. and PEKM.
Gain on Sale of Long-Lived Assets. We sold the land and building of our Seattle, Washington facility with a carrying value of approximately $1.2 million, for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the nine months ended September 30, 2008. We did not record a gain on sale of long-lived assets for the nine months ended September 30, 2009.
Intangible Asset Impairment. Our intangible asset impairment analysis is performed annually during the second quarter. In connection with this test, we determined that the fair value was less than the carrying value of our net assets and resulted in the recording of an impairment charge of approximately $7.0 million for the nine months ended September 30, 2009.
Long-Lived Asset Impairment. During the nine months ended September 30, 2009, we identified that an impairment indicator existed related to our long-lived assets. As a result, we recorded an impairment of approximately $3.4 million in the second fiscal quarter of 2009 as the carrying value of the assets exceeded their fair value.
Restructuring Costs. We recorded restructuring charges for the nine months ended September 30, 2009 of $1.9 million relating to reductions in our workforce and the closure of certain manufacturing, warehousing and assembly facilities. We did not record a restructuring charge for the nine months ended September 30, 2008.

Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2009, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $7.2 million gain for the nine months ended September 30, 2009 and the $5.8 million expense for the nine months ended September 30, 2008 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense decreased approximately $0.1 million to $11.3 million in the nine months ended September 30, 2009 from $11.4 million in the nine months ended September 30, 2008. This decrease was due primarily to a lower average amount outstanding on our revolving credit facility compared to the prior year period.
Loss on Early Extinguishment of Debt. In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement. In connection with entering into an amendment to our Loan and Security Agreement during the three months ended September 30, 2009, we recorded approximately $0.5 million in fees relating to a proportionate impairment of previously deferred financing fees.
Expense Relating to Debt Exchange. In connection with the private exchange of a portion of our 8% senior notes and the issuance of a new second lien term loan during the nine months ended September 30, 2009, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements.
Provision for Income Taxes. Our effective tax rate was negative 2.0% for the nine months ended September 30, 2009 and 12.1% for the same period in 2008. An income tax provision of approximately $1.1 million was recorded for the nine months ended September 30, 2009 compared to $0.1 million for the nine months ended September 30, 2008. The change in effective rate from the prior year quarter can be primarily attributed to valuation allowances. Valuation allowances continue to be necessary as it is more likely than not that we will not realize the deferred tax assets.
Net (Loss) Income. Net loss was $57.8 million in the nine months ended September 30, 2009, compared to net income of $1.0 million in the nine months ended September 30, 2008, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2009, net cash provided by operations was approximately $14.0 million compared to $7.0 million from the prior year period. The net cash provided by operations for the nine months ended September 30, 2009 was primarily a result of decreases in accounts receivable and inventory, which was partially offset by changes in accounts payable and accrued liabilities.
Net cash used in investing activities was approximately $6.7 million for the nine months ended September 30, 2009 compared to approximately $6.5 million for the comparable period in 2008. The amounts used in investing activities for the nine months ended September 30, 2009 primarily reflect capital expenditure purchases. The amounts used in investing activities for the nine months ended September 30, 2008 reflect ongoing capital expenditure purchases and post-acquisition adjustments, which was partially offset by the sale of long-lived assets.
Net cash used in financing activities was approximately $5.0 million for the nine months ended September 30, 2009, compared to $0.3 million in the same period of 2008. The net cash used in financing activities was primarily due to debt issuance costs for the nine months ended September 30, 2009 and 2008.
Debt and Credit Facilities
As of September 30, 2009, we had an aggregate of $160.9 million of outstanding indebtedness excluding $1.7 million of outstanding letters of credit under various financing arrangements and an additional $35.8 million of borrowing capacity under our Loan and Security Agreement, which is subject to a $10.0 million availability block. The indebtedness consisted of the following:

•	no borrowings under our revolving credit facility and $0.1 million of capital lease obligations;
•	$97.8 million of 8.0% senior notes due 2013;
•	$12.4 million ($16.8 million principal amount, net of $4.4 million of original issue discount) of 15% second lien term loan;
•	$50.5 million ($42.1 million principal amount, and $8.4 million of issuance premium) of 11%/13% third lien secured notes due 2013; and
•	$0.1 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.
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
On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, the lenders consented to changing the thresholds in the minimum EBITDA (as described in the Loan and Security Agreement, as amended) covenant. In addition, the First Amendment provided for (i) an increase in the applicable margin for interest rates on amounts borrowed by the borrowers of 1.50%, (ii) a limitation on permitted capital expenditures in 2009 and (iii) a temporary decrease in domestic availability until such time as the borrowers demonstrate a fixed charge coverage ratio of at least 1.0:1.0 for any fiscal quarter ending on or after March 31, 2010.
On August 4, 2009, we entered into a second amendment to the Loan and Security Agreement (the “Second Amendment”). Pursuant to the terms of the Second Amendment, the lender consented to the notes exchange described below, including the issuance of the third lien notes, and the second lien term loan described below.
The Second Amendment included a reduction in size of the commitment from $47.5 million to $37.5 million and provided that borrowings under the Loan and Security Agreement are subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0.
The aggregate amount of loans permitted to be made to the borrowers under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $37.5 million, minus the availability block and domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the borrowers, minus the availability block and certain availability reserves. Borrowings under the Loan and Security Agreement are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 6.2% for the nine months ended September 30, 2009.
The Second Amendment further provided that we need not comply with any minimum EBITDA requirement or fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we will be required to comply with revised monthly minimum EBITDA requirements for

2009 set forth below and a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.
The revised monthly minimum EBITDA requirements for 2009, if applicable, would require us to maintain cumulative EBITDA, as defined in the Loan and Security Agreement, as amended, calculated monthly starting on September 30, 2009, for each of the following periods as of the end of each fiscal month specified below (in thousands):

EBITDA (as defined in
the Loan and Security
Period Ending on or Around	Agreement, as amended)
July 1, 2009 through September 30, 2009	$1,256
July 1, 2009 through October 31, 2009	$3,422
July 1, 2009 through November 30, 2009	$5,756
July 1, 2009 through December 31, 2009	$7,191
The Second Amendment also included a waiver of our covenant default resulting from our failure to be in compliance with the minimum EBITDA requirement in the Loan and Security Agreement, as in effect prior to the Second Amendment, on June 30, 2009.
Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from August 4, 2009 through September 30, 2009, we were not required to comply with the monthly minimum EBITDA covenant during the quarter ended September 30, 2009.
The Second Amendment included amendments to permit us to engage in asset securitization transactions involving accounts receivable, and eliminates our ability to add certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement.
The borrowers’ obligations under the Loan and Security Agreement are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the borrowers, as well as 100% of the capital stock of the direct domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. Each of CVG and each other borrower is jointly and severally liable for the obligations under the Loan and Security Agreement and unconditionally guarantees the prompt payment and performance thereof.
The Loan and Security Agreement, as amended, includes a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, not more than $9.7 million for the fiscal year ending December 31, 2009.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2009.
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

The Loan and Security Agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of assets useful in our business.
Second Lien Term Loan
Concurrently with the notes exchange described below, on August 4, 2009, we and certain of our domestic subsidiaries entered into a discounted second lien Loan and Security Agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million, for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to repay borrowings under the Loan and Security Agreement with Bank of America, N.A., and to pay approximately $3.1 million of transaction fees and expenses relating to the notes exchange described below, the issuance of the units consisting of 11%/13% Third Lien Senior Secured Notes due 2013 and warrants described below, the Second Lien Credit Agreement and the Second Amendment.
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
The Second Lien Credit Agreement contains restrictive covenants, including, without limitation: limitations on our ability and the ability of our subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indentures governing the third lien notes or the 8% senior notes due 2013. In addition, the Second Lien Credit Agreement contains reporting covenants. The debt covenant in the Second Lien Credit Agreement limits our ability to borrow under the Loan and Security Agreement with Bank of America, N.A, to not more than $27.5 million at any one time, unless we demonstrate compliance with the fixed charge coverage ratio and minimum EBITDA (as defined in the Loan and Security Agreement) covenant contained in the Loan and Security Agreement.
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
Amounts outstanding under the second lien term loan may be prepaid from time to time after the first anniversary of August 4, 2009, when accompanied by prepayment premium equal to (a) 7.5% of the accreted value of the amount prepaid if such prepayment occurs after August 4, 2010 but on or before August 4, 2011, (b) 3.75% of the accreted value of the amount prepaid if such prepayment occurs after August 4, 2011 but on or before August 4, 2012, and (c) 0% of the accreted value of the amount prepaid if such prepayment occurs after August 4, 2012 without penalty or premium.
In addition, within five business days of certain permitted asset dispositions or receipt of insurance or condemnation proceeds, CVG must apply the net proceeds (in the case of asset dispositions) to prepay the term loan, except that the proceeds do not have to be used to prepay the term loan if they are used to acquire property that is useful in CVG’s business within 180 days of receipt of such proceeds but only if no default exists at that time and if the property so acquired will be free of liens, other than permitted liens. All provisions regarding voluntary and mandatory prepayments are subject to the Intercreditor Agreements.
Notes Exchange
On August 4, 2009, we announced a private exchange with certain holders of our 8% Senior Notes due 2013 (the “8% senior notes”) pursuant to an exchange agreement, dated as of August 4, 2009, by and between us, certain of our subsidiaries and the exchanging noteholders. Pursuant to the exchange agreement, we exchanged approximately $52.2 million in aggregate principal amount of the 8% senior notes due 2013 for units consisting of (i) approximately $42.1 million in aggregate principal amount of the Company’s new 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and (ii) warrants to purchase 745,000 shares of the Company’s common stock at an exercise price of $0.35.
Interest is payable on the third lien notes on February 15 and August 15 of each year, beginning on February 15, 2010 until their maturity date of February 15, 2013. We are required to pay interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the first interest payment date on February 15, 2010, at an annual rate of 13.0%. We may, at our option, elect to pay interest in cash, at an annual rate of 11.0%, or in PIK interest, at an annual rate of 13.0%, on the interest payment dates on August 15, 2010 and February 15, 2011. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
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
The indenture governing the third lien notes provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest, breach of covenants or other agreements in the indenture governing the third lien notes, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency and certain defaults with respect to the security documents. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding third lien notes may declare the principal of and accrued but unpaid interest on all of the third lien notes to be due and payable. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreements.
The third lien notes may be redeemed from time to time on or after February 15, 2011, at the following redemption prices (a) 111% of the principal amount if such redemption occurs on or after February 15, 2011 but prior to August 15, 2011, (b) 105.5% of the principal amount if such redemption occurs on or after August 15, 2011 but prior to August 15, 2012, and (c) 100% of the principal amount if such redemption occurs on or after August 15, 2012. In addition, we may be required to make an offer to purchase the third lien notes in certain circumstances described in the indenture governing the third lien notes, including in connection with a change in control.
8% Senior Notes due 2013
The 8% senior notes due 2013 are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8% senior notes due 2013 are guaranteed by certain of our domestic subsidiaries.

The indenture governing the 8% senior notes contain covenants that limit, among other things, additional indebtedness, issuance of preferred stock, dividends, repurchases of capital stock or subordinated indebtedness, investments, liens, restrictions on the ability of our subsidiaries to pay dividends to us, sales of assets, sale/leaseback transactions, mergers and transactions with affiliates. Upon a change of control, each holder shall have the right to require that we purchase such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The indenture governing the 8% senior notes also contains customary events of default.
Covenants and Liquidity
We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the minimum EBITDA covenant , the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or generate sufficient cash, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the current year. No assurance can be given, however, that this will be the case.
Update on Contractual Obligations
At September 30, 2009, we have provided a liability for $2.9 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities was $2.5 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.

Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) the impact of changes made by governmental regulations on our customers or on our business; (vi) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (vii) our ability to obtain future financing due to changes in the lending markets or our financial position; (viii) our ability to comply with the financial covenants in our revolving credit facility; and (ix) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for fiscal year ending December 31, 2008, and in our Quarterly Reports on Form 10-Q for fiscal period ending March 31, 2009 and June 30, 2009. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2008.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
There was no change in our internal control over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed in our quarterly reports on Form 10-Q for the period ending March 31, 2009 and June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
On August 4, 2009, we entered into an agreement with certain holders of our 8% senior notes due 2013 to exchange approximately $52.2 million in aggregate principal amount of the 8% senior notes due 2013 held by such holders for 42,124 units, consisting of $42.1 million in aggregate principal amount of 11% / 13% Third Lien Senior Secured Notes due 2013 and 745,000 warrants, in a transaction that was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The units and warrants were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.
Each unit is immediately separable into $1,000 principal amount of third lien notes and 17.68588 warrants. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $0.35 per share. The warrants provide for mandatory cashless exercise and are exercisable at any time on or after separation and prior to their expiration on August 4, 2019.

Item 6. Exhibits:
4.1	Indenture, dated as of August 4, 2009, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

4.2	Security Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and U.S. Bank National Association, as third lien collateral agent (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

4.3	Warrant and Unit Agreement, dated as of August 4, 2009, by and between the Company and U.S. Bank National Association, as warrant agent and unit agent (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

10.1	Exchange Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and certain holders of the Company’s 8% Senior Notes due 2013 (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

10.2	Consent and Amendment No. 2 to Loan and Security Agreement, dated as of August 4, 2009, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

10.3	Loan and Security Agreement, dated as of August 4, 2009, by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the financial institutions party to thereto, as lenders, and Credit Suisse, as agent (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

10.4	Intercreditor Agreement, dated as of August 4, 2009, by and among the Company , certain of the Company’s subsidiaries, Bank of America, N.A., as first lien administrative and collateral agent under the First Lien Credit Agreement, Credit Suisse, as second lien administrative and collateral agent under the Second Lien Credit Agreement and U.S. Bank National Association, as trustee and third lien collateral agent under the Third Lien Notes Indenture (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

10.5	Intercreditor Agreement, dated as of August 4, 2009, by and among the Company, certain of the Company’s subsidiaries, Credit Suisse, as second lien administrative and collateral agent under the Second Lien Credit Agreement and U.S. Bank National Association, as trustee and third lien collateral agent under the Third Lien Notes Indenture (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 5, 2009).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: November 6, 2009	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)