Form 10-K/A
period 2008-12-31
Commercial Vehicle Group, Inc.
filed 2009-11-20
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2008	001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1990662 (I.R.S. Employer Identification No.)

7800 Walton Parkway New Albany, Ohio (Address of Principal Executive Offices)	43054 (Zip Code)

Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Select Market

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

As of February 27, 2009, 22,812,926 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K/A are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 14, 2009 (the “2009 Proxy Statement”).

EXPLANATORY NOTE
Commercial Vehicle Group, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Form 10-K”) to (1) amend Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements) of Part II to correct (i) an error in the presentation of our borrowings under our prior revolving credit facility (“prior revolving credit facility”) and (ii) an error in the presentation in our consolidating guarantor and non-guarantor financial statements in the Original Form 10-K; and (2) amend Exhibit 12.1 to correct an error in the presentation of pre-tax income from operations in Exhibit 12.1 to the Original Form 10-K.
Subsequent to the issuance of our Original Form 10-K, an error in the presentation of our borrowings under our revolving credit facility was identified as of December 31, 2008. The borrowings under our prior revolving credit facility should have been classified as a current liability as a result of our use of the proceeds obtained from the new Loan and Security Agreement entered into on January 7, 2009, which was required to be classified as a current liability, to extinguish the prior revolving credit facility. As a result, the December 31, 2008 balance sheet presented in these consolidated financial statements has been corrected to properly classify approximately $14.8 million borrowed under our prior revolving credit facility as a current liability. This amount was previously presented as a component of long-term debt, net of current maturities. This error had no impact on our consolidated statement of operations or statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.
A summary of the significant effects of the restatement on our consolidated balance sheet as of December 31, 2008 and on our selected financial data for the year ended December 31, 2008 is as follows (in thousands):

	Previously
	Reported	Restated
CURRENT LIABILITIES:
Current maturities of long-term debt, net	$81	$14,881

Total current liabilities	116,949	131,749

LONG-TERM DEBT, net of current maturities	164,814	150,014

	Previously
	Reported	Restated
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$102,469	$87,669
Subsequent to the issuance of our Original Form 10-K, an error was identified in Note 17, Consolidating Guarantor and Non-Guarantor Financial Information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis (see Note 17). This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact on the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.
Subsequent to the issuance of our Original Form 10-K, we identified an error in pre-tax income from operations for the year ended December 31, 2008 as presented in Exhibit 12.1. In our presentation of pre-tax income from operations in Exhibit 12.1, we had excluded the charge for goodwill and intangible asset impairment. As a result, we have corrected pre-tax income from operations for the year ended December 31, 2008 in Exhibit 12.1 to include the effects of the charge for goodwill and intangible asset impairment. This error had no impact to the consolidated financial statements.
In this Amendment, we have updated the number of shares outstanding of our common stock at December 31, 2008 reflected on the cover page to include unvested restricted stock.
Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K. Accordingly, this Amendment with the exception of the foregoing does not reflect events occurring after the date of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

i

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K/A

ii

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K/A to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our ability to develop or successfully introduce new products; (ii) risks associated with conducting business in foreign countries and currencies; (iii) general economic or business conditions affecting the markets in which we serve; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms and (viii) our ability to obtain future financing due to changes in the lending markets or our financial position. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

iii

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

Products

We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial truck, construction, bus, agricultural, military, end market industrial, marine, municipal, recreation and specialty vehicle. We believe fleets and OEMs continue to focus on cabs and interiors to differentiate their products and improve driver comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, window lifts, door locks, temperature measurement and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) electronic wire harnesses and panel assemblies. (3) cab structures, sleeper boxes, body panels and structural components (4) trim systems and components, and (5) mirrors, wipers and controls

See Notes 2 and 11 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K/A for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

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

Available Information

We maintain a website on the Internet at www.cvgrp.com. We make available free of charge through our website, by way of a hyperlink to a third-party Securities Exchange Commission (SEC) filing website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as such reports are filed with the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K/A or any other report filed with the SEC.

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

The following selected financial data has been revised to reflect the restatement discussed in Note 8 to the financial statements included in Item 8 in this Annual Report on Form 10-K/A.

The following table sets forth selected consolidated financial data regarding our business and certain industry information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues	$763,489	$696,786	$918,751	$754,481	$380,445
Cost of revenues	689,284	620,145	768,913	620,031	309,696

Gross profit	74,205	76,641	149,838	134,450	70,749
Selling, general and administrative expenses	62,764	55,493	51,950	44,564	28,985
Share-based compensation expense(1)	—	—	—	—	10,125
Amortization expense	1,379	894	414	358	107
Gain on sale of long-lived asset	(6,075)	—	—	—	—
Goodwill and intangible asset impairment	207,531	—	—	—	—
Restructuring charges	—	1,433	—	—	—

Operating (loss) income	(191,394)	18,821	97,474	89,528	31,532
Loss (gain) on foreign currency forward contracts and other	13,945	9,361	(3,468)	(3,741)	(1,247)
Interest expense	15,389	14,147	14,829	13,195	7,244
Loss on early extinguishment of debt	—	149	318	1,525	1,605

(Loss) income before income taxes	(220,728)	(4,836)	85,795	78,549	23,930
(Benefit) provision for income taxes	(13,969)	(1,585)	27,745	29,138	6,481

Net (loss) income	$(206,759)	$(3,251)	$58,050	$49,411	$17,449

(Loss) earnings per share:(2)
Basic	$(9.58)	$(0.15)	$2.74	$2.54	$1.13
Diluted	$(9.58)	$(0.15)	$2.69	$2.51	$1.12
Weighted average common shares outstanding:
Basic	21,579	21,439	21,151	19,440	15,429
Diluted	21,579	21,439	21,545	19,697	15,623

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$87,669	$117,172	$135,368	$119,104	$41,727
Total assets	354,761	599,089	590,822	543,883	225,638
Total liabilities, excluding debt	145,924	174,029	163,803	150,797	60,667
Total debt	164,895	159,725	162,114	191,009	53,925
Total stockholders’ investment	43,942	265,335	264,905	202,077	111,046
Other Data:
Adjusted EBITDA(3)	$15,179	$25,736	$115,607	$103,808	$38,741
Net cash provided by (used in):
Operating activities	9,743	47,575	36,922	44,156	34,177
Investing activities	(10,134)	(53,292)	(27,625)	(188,569)	(8,907)
Financing activities	5,043	(2,394)	(27,952)	188,547	(28,427)
Depreciation and amortization	19,062	16,425	14,983	12,064	7,567
Capital expenditures, net	12,523	17,274	22,389	20,669	8,907
North American Heavy-duty (Class 8) Truck Production (units)(4)	205,000	212,000	376,000	341,000	269,000

(1)	Share-based compensation expense in 2004 is related to options issued in conjunction with our initial public offering that vested immediately. Subsequent share-based compensation is recorded in selling, general and administrative expenses.

(2)	Earnings (loss) per share has been calculated giving effect to the reclassification of our outstanding classes of common stock into one class of common stock and, in connection therewith, a 38.991-to-one stock split.

(3)	Adjusted EBITDA is a non-GAAP financial measure that is reconciled to net income, its most directly comparable GAAP measure, in the accompanying financial tables. Adjusted EBITDA is defined as net earnings before interest, taxes, depreciation, amortization, gains/losses on the sale of long-lived asset and goodwill and intangible asset impairment. In calculating Adjusted EBITDA, we exclude the effect of gains/losses on the sale of long-lived asset and goodwill and intangible asset impairment because our management believes that these items may not occur in certain periods and these items do not facilitate an understanding of our operating performance. Our management utilizes Adjusted EBITDA, in addition to the supplemental information, as an operating performance measure in conjunction with GAAP measures, such as net income and gross margin calculated in conformity with GAAP.

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

You should read the following discussion and analysis in conjunction with the information set forth under “Item 6 — Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K/A. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K/A. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A — Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The table set forth under “Contractual Obligations and Commercial Commitments” has been revised to reflect the restatement discussed in Note 8 to the financial statements included in Item 8 in this Annual Report on Form 10-K/A.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our accounting policies, see Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K/A.

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

Goodwill and Intangible Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Intangible Assets. We review indefinite and definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K/A for the year ended December 31, 2008. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, our management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

Valuation Methodology — For valuation purposes at the date of acquisition, the income approach using the discounted cash flow method was employed for the purpose of evaluating the Mayflower and Monona customer relationship intangible assets. Under this approach, we determined that the fair value of the Mayflower and Monona customer relationship intangible assets at their dates of acquisition was $45.9 million and $28.9 million, respectively. As of December 31, 2008, the fair value of the Mayflower and Monona customer relationship intangible assets was $0.0 and $26.0 million, respectively. See Note 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K/A for further information on our goodwill and intangible asset impairment.

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

For further information on our goodwill and intangible asset impairment, see Note 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K/A.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K/A for a full description of recently issued and/or adopted accounting pronouncements.

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

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Long-term debt obligations	$164,895	$14,881	$14	$150,000	$—
Estimated interest payments	32,778	13,113	13,110	6,555	—
Operating lease obligations	62,029	11,106	17,564	12,015	21,344
Pension and other post-retirement funding	33,797	2,499	5,413	6,455	19,430
FIN 48 obligations	951	951	—	—	—

Total	$294,450	$42,550	$36,101	$175,025	$40,774

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

Outstanding foreign currency forward exchange contracts at December 31, 2008 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K/A. The fair value of our contracts at December 31, 2008 amounted to a liability of $15.3 million, which includes $10.1 million in accrued liabilities and $5.2 million in other long-term liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2007 amounted to a $1.5 million liability, which is reflected in other long-term liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations.

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

Documents Filed as Part of this Annual Report on Form 10-K/A

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

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 16, 2009
(November 20, 2009 as to the effects of the restatements discussed in Notes 8 and 17)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	(Restated see Note 8)
	2008	2007
	(In thousands, except
	share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,310	$9,867
Accounts receivable, net of reserve for doubtful accounts of $3,419 and $3,758, respectively	100,898	107,687
Inventories, net	90,782	96,385
Prepaid expenses	20,428	16,508
Deferred income taxes	—	12,989

Total current assets	219,418	243,436

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	31,747	32,793
Machinery and equipment	152,618	146,448
Construction in progress	8,895	16,636
Less accumulated depreciation	(102,868)	(97,619)

Property, plant and equipment, net	90,392	98,258
GOODWILL	—	151,189
INTANGIBLE ASSETS, net of accumulated amortization of $1,618 and $1,687, respectively	34,610	97,575
OTHER ASSETS, net	10,341	8,631

TOTAL ASSETS	$354,761	$599,089

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,881	$116
Accounts payable	73,451	93,033
Accrued liabilities, other	43,417	33,115

Total current liabilities	131,749	126,264

LONG-TERM DEBT, net of current maturities	150,014	159,609
DEFERRED TAX LIABILITIES	—	27,076
PENSION AND OTHER POST-RETIREMENT BENEFITS	19,885	18,335
OTHER LONG-TERM LIABILITIES	9,171	2,470

Total liabilities	310,819	333,754

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ INVESTMENT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 21,746,415 and 21,536,814 shares issued and outstanding, respectively	217	215
Treasury stock purchased from employees; 46,474 shares and 28,153 shares, respectively	(455)	(414)
Additional paid-in capital	180,848	177,421
Retained (loss) earnings	(118,311)	88,818
Accumulated other comprehensive loss	(18,357)	(705)

Total stockholders’ investment	43,942	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$354,761	$599,089

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

		Facility Exit
	Employee	and Other
	Costs	Contractual Costs	Total

Balance — December 31, 2006	$—	$247	$247
Utilizations	—	(141)	(141)

Balance — December 31, 2007	—	106	106
Utilizations	—	(106)	(106)

Balance — December 31, 2008	$—	$—	$—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

Debt consisted of the following at December 31 (in thousands):

	2008	2007

Revolving credit facilities bore interest at a weighted average of 7.5% as of December 31, 2008 and 8.5% as of December 31, 2007 due 2010	$14,800	$9,500
8.0% senior notes due 2013	150,000	150,000
Other	95	225

	164,895	159,725
Less current maturities	14,881	116

	$150,014	$159,609

Future maturities of debt as of December 31, 2008 are as follows (in thousands):

Year Ending December 31,

2009	$14,881
2010	13
2011	1
2012	—
2013	150,000
Thereafter	—

Subsequent to the issuance of our Original Form 10-K an error in the presentation of our borrowings under our revolving credit facility was identified as of December 31, 2008. The borrowings under our prior revolving credit facility should have been classified as a current liability as a result of our use of the proceeds obtained from the new Loan and Security Agreement entered into on January 7, 2009, which was required to be classified as a current liability, to extinguish the prior revolving credit facility. As a result, the December 31, 2008 balance sheet presented in these consolidated financial statements has been corrected to properly classify approximately $14.8 million borrowed under our prior revolving credit facility as a current liability. This amount was previously presented as a component of long-term debt, net of current maturities. This error had no impact on our consolidated statement of operations or statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.

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

Goodwill and Intangible Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill and indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with SFAS No. 142. We review indefinite and definite-lived intangible assets in accordance with the provisions of SFAS No. 142 and SFAS No. 144. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K/A for the year ended December 31, 2008. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. In this regard, our management considers the following indicators in determining if events or changes in circumstances have occurred indicating that the recoverability of the carrying amount of indefinite-lived and amortizing intangible assets should be assessed: (1) a significant decrease in the market value of an asset; (2) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset; (3) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator; (4) an accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset; and (5) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

Subsequent to the issuance of our Original Form 10-K, an error was identified in the presentation of our consolidating guarantor and non-guarantor financial information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis in the following tables. This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements. However, we have corrected the error described above in this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008.

The following tables present the financial information of the parent company, the guarantor companies and the non-guarantor companies (i) as previously reported in our reports filed with the Securities and Exchange Commission, and (ii) as restated to give effect to the corrections described above. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
As of December 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)					(In thousands)
	ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$55	$7,255	$—	$7,310	$9	$47	$7,254	$—	$7,310
Accounts receivable, net	—	88,918	13,056	(1,076)	100,898	219	80,915	19,764	—	100,898
Intercompany receivable	—	—	—	—	—	54,358	—	600	(54,958)	—
Inventories, net	—	59,554	32,113	(885)	90,782	—	58,669	32,113	—	90,782
Prepaid expenses	—	4,226	4,765	11,437	20,428	150	4,076	4,765	11,437	20,428
Deferred income taxes	—	(2,868)	5,673	(2,805)	—	—	—	—	—	—

Total current assets	—	149,885	62,862	6,671	219,418	54,736	143,707	64,496	(43,521)	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392	—	80,154	10,238	—	90,392
EQUITY INVESTMENT IN SUBSIDIARIES	62,537	44,647	50,305	(157,489)	—	164,615	8,540	—	(173,155)	—
INTANGIBLE ASSETS, net	—	34,610	—	—	34,610	—	34,610	—	—	34,610
OTHER ASSETS, net	—	35,821	3,354	(28,834)	10,341	3,500	6,745	32	64	10,341

TOTAL ASSETS	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$81	$—	$—	$81	$14,800	$81	$—	$—	$14,881
Accounts payable	—	54,365	20,161	(1,075)	73,451	—	53,827	19,624	—	73,451
Intercompany payable	—	—	—	—	—	—	50,530	4,428	(54,958)	—
Accrued liabilities, other	—	20,590	16,057	6,770	43,417	11,699	13,716	6,501	11,501	43,417

Total current liabilities	—	75,036	36,218	5,695	116,949	26,499	118,154	30,553	(43,457)	131,749
LONG-TERM DEBT, net	—	164,800	25,731	(25,717)	164,814	150,000	—	14	—	150,014
DEFERRED TAX LIABILITIES	—	29,714	(816)	(28,898)	—	—	—	—	—	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	—	2,566	6,605	—	9,171	2,410	154	6,607	—	9,171

Total liabilities	—	285,273	74,466	(48,920)	310,819	178,909	131,465	43,902	(43,457)	310,819
STOCKHOLDERS’ INVESTMENT	62,537	59,844	52,293	(130,732)	43,942	43,942	142,291	30,864	(173,155)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)					(In thousands)
REVENUES	$—	$569,672	$226,295	$(32,478)	$763,489	$—	$568,908	$226,227	$(31,646)	$763,489
COST OF REVENUES	—	520,839	199,817	(31,372)	689,284	—	521,113	199,817	(31,646)	689,284

Gross Profit	—	48,833	26,478	(1,106)	74,205	—	47,795	26,410	—	74,205
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	43,993	19,603	(832)	62,764	—	43,161	19,603	—	62,764
GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)	—	(6,075)	—	—	(6,075)
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	162,224	45,307	—	207,531	—	162,225	45,306	—	207,531
AMORTIZATION EXPENSE	—	414	965	—	1,379	—	414	965	—	1,379
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	198,520	(220)	—	(198,300)	—

Operating Loss	—	(151,723)	(39,397)	(274)	(191,394)	(198,520)	(151,710)	(39,464)	198,300	(191,394)
OTHER (INCOME) EXPENSE	—	(1,951)	15,896	—	13,945	—	159	13,786	—	13,945
INTEREST EXPENSE	—	14,804	2,511	(1,926)	15,389	589	14,215	585	—	15,389

Loss Before (Benefit) Provision for Income Taxes	—	(164,576)	(57,804)	1,652	(220,728)	(199,109)	(166,084)	(53,835)	198,300	(220,728)
(BENEFIT) PROVISION FOR INCOME TAXES	—	(11,176)	(2,793)	—	(13,969)	7,650	(19,092)	(2,527)	—	(13,969)

NET LOSS	$—	$(153,400)	$(55,011)	$1,652	$(206,759)	$(206,759)	$(146,992)	$(51,308)	$198,300	$(206,759)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$—	$(153,400)	$(55,011)	$1,652	$(206,759)	$(206,759)	$(146,992)	$(51,308)	$198,300	$(206,759)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	14,297	4,765	—	19,062	—	14,297	4,765	—	19,062
Noncash amortization of debt financing costs	—	671	—	—	671	671	—	—	—	671
Share-based compensation expense	—	3,784	—	—	3,784	—	3,784	—	—	3,784
(Gain) loss on sale of assets	—	(5,957)	171	—	(5,786)	—	(5,957)	171	—	(5,786)
Deferred income tax (benefit) provision	—	(3,138)	2,069	—	(1,069)	11,451	(11,010)	(1,510)	—	(1,069)
Equity loss (gain) in subsidiaries	—	—	—	—	—	198,520	(220)	—	(198,300)	—
Noncash loss on forward exchange contracts	—	—	13,751	—	13,751		—	13,751	—	13,751
Goodwill and intangible asset impairment	—	162,225	45,306	—	207,531	—	162,225	45,306	—	207,531
Change in other operating items	—	(19,945)	153	(1,650)	(21,442)	1,210	(19,595)	(3,660)	603	(21,442)

Net cash (used in) provided by operating activities	—	(1,463)	11,204	2	9,743	5,093	(3,468)	7,515	603	9,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,460)	(2,650)	—	(12,110)	—	(9,460)	(2,650)	—	(12,110)
Proceeds from disposal/sale of property, plant and equipment	—	7,449	19	—	7,468	—	7,449	19	—	7,468
Post-acquisition payments and acquisition payments, net	—	(139)	(3,668)	—	(3,807)	—	(139)	(3,668)	—	(3,807)
Other investing activities	—	(1,684)	—	(1)	(1,685)	—	(1,685)	—	—	(1,685)

Net cash used in investing activities	—	(3,834)	(6,299)	(1)	(10,134)	—	(3,835)	(6,299)	—	(10,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock from employees	—	(41)	—	—	(41)	(41)	—	—	—	(41)
Excess tax benefit from equity incentive plans	—	(355)	—	—	(355)	(355)	—	—	—	(355)
Repayment of revolving credit facility	—	(209,966)	(1,000)	—	(210,966)	(210,966)	—	—	—	(210,966)
Borrowings under revolving credit facility	—	215,535	1,000	—	216,535	216,535	—	—	—	216,535
Payments on capital lease obligations	—	(116)	(14)	—	(130)	—	(116)	(14)	—	(130)
Change in intercompany receivables/payables	—	—	—	—	—	(5,007)	6,793	(1,183)	(603)	—
Debt issuance costs and other	—	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	5,057	(14)	—	5,043	166	6,677	(1,197)	(603)	5,043

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(1,054)	(6,154)	(1)	(7,209)	(5,925)	(2)	(1,282)	—	(7,209)

NET DECREASE IN CASH	—	(1,294)	(1,263)	—	(2,557)	(666)	(628)	(1,263)	—	(2,557)
CASH:
Beginning of period	—	1,349	8,518	—	9,867	675	675	8,517	—	9,867

End of period	$—	$55	$7,255	$—	$7,310	$9	$47	$7,254	$—	$7,310

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
As of December 31, 2007

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)					(In thousands)
	ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$1,349	$8,518	$—	$9,867	$675	$675	$8,517	$—	$9,867
Accounts receivable, net	—	242,842	34,824	(169,979)	107,687	—	73,004	34,683	—	107,687
Intercompany receivable	—	—	—	—	—	49,350	1,191	—	(50,541)	—
Inventories, net	—	58,757	38,238	(610)	96,385	—	58,147	38,238	—	96,385
Prepaid expenses	—	3,175	7,914	5,419	16,508	26	3,150	7,914	5,418	16,508
Deferred income taxes	—	15,223	624	(2,858)	12,989	7,908	6,401	—	(1,320)	12,989

Total current assets	—	321,346	90,118	(168,028)	243,436	57,959	142,568	89,352	(46,443)	243,436
PROPERTY, PLANT AND EQUIPMENT, net	—	85,817	12,441	—	98,258	—	85,817	12,441	—	98,258
EQUITY INVESTMENT IN SUBSIDIARIES	417,428	(100,082)	45,502	(362,848)	—	379,603	5,850	—	(385,453)	—
GOODWILL	—	113,787	37,402	—	151,189	—	113,260	37,929	—	151,189
INTANGIBLE ASSETS, net	—	83,800	13,775	—	97,575	—	83,800	13,775	—	97,575
OTHER ASSETS, net	—	8,631	—	—	8,631	3,926	4,702	1	2	8,631
DEFERRED INCOME TAXES	—	4,172	3,323	(7,495)	—	—	—	—	—	—

TOTAL ASSETS	$417,428	$517,471	$202,561	$(538,371)	$599,089	$441,488	$435,997	$153,498	$(431,894)	$599,089

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$116	$—	$—	$116	$—	$116	$—	$—	$116
Accounts payable	—	220,923	42,089	(169,979)	93,033	—	57,447	35,586	—	93,033
Intercompany payable	—	—	—	—	—	—	44,842	5,699	(50,541)	—
Accrued liabilities, other	—	21,128	9,426	2,561	33,115	14,681	12,565	1,769	4,100	33,115

Total current liabilities	—	242,167	51,515	(167,418)	126,264	14,681	114,970	43,054	(46,441)	126,264
LONG-TERM DEBT, net	—	159,581	25,744	(25,716)	159,609	159,500	81	28	—	159,609
DEFERRED TAX LIABILITIES	—	35,387	(816)	(7,495)	27,076	1,265	20,212	5,599	—	27,076
OTHER LONG-TERM LIABILITIES	—	7,614	13,191	—	20,805	707	6,908	13,190	—	20,805

Total liabilities	—	444,749	89,634	(200,629)	333,754	176,153	142,171	61,871	(46.441)	333,754
STOCKHOLDERS’ INVESTMENT	417,428	72,722	112,927	(337,742)	265,335	265,335	293,826	91,627	(385,453)	265,335

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$417,428	$517,471	$202,561	$(538,371)	$599,089	$441,488	$435,997	$153,498	$(431,894)	$599,089

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)					(In thousands)
REVENUES	$—	$526,588	$182,737	$(12,539)	$696,786	$—	$525,628	$182,738	$(11,580)	$696,786

COST OF REVENUES	—	475,273	156,065	(11,193)	620,145	—	475,659	156,066	(11,580)	620,145

Gross Profit	—	51,315	26,672	(1,346)	76,641	—	49,969	26,672	—	76,641

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	40,885	15,567	(959)	55,493	—	39,927	15,566	—	55,493

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	4,053	(408)	—	(3,645)	—

AMORTIZATION EXPENSE	—	412	482	—	894	—	412	482	—	894

RESTRUCTURING COSTS	—	1,433	—	—	1,433	—	1,433	—	—	1,433

Operating Income (Loss)	—	8,585	10,623	(387)	18,821	(4,053)	8,605	10,624	3,645	18,821

OTHER (INCOME) EXPENSE	—	(573)	9,934	—	9,361	(584)	11	9,934	—	9,361

INTEREST EXPENSE (INCOME)	—	14,212	(65)	—	14,147	392	13,693	62	—	14,147

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	24	125	—	149	149	—	—	—	149

(Loss) Income Before (Benefit) Provision for Income Taxes	—	(5,078)	629	(387)	(4,836)	(4,010)	(5,099)	628	3,645	(4,836)

(BENEFIT) PROVISION FOR INCOME TAXES	—	(207)	(1,378)	—	(1,585)	(759)	552	(1,378)	—	(1,585)

NET (LOSS) INCOME	$—	$(4,871)	$2,007	$(387)	$(3,251)	$(3,251)	$(5,651)	$2,006	$3,645	$(3,251)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$—	$(4,871)	$2,007	$(387)	$(3,251)	$(3,251)	$(5,651)	$2,006	$3,645	$(3,251)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	13,191	3,234	—	16,425	—	13,191	3,234	—	16,425
Noncash amortization of debt financing costs	—	839	20	—	859	—	839	20	—	859
Loss on early extinguishment of debt	—	24	125	—	149	—	24	125	—	149
Share-based compensation expense	—	3,084	—	—	3,084	—	3,084	—	—	3,084
Gain on sale of assets	—	(2)	(8)	—	(10)	—	—	(10)	—	(10)
Deferred income tax provision (benefit)	—	13,482	(3,791)	—	9,691	2,464	10,639	(3,412)	—	9,691
Equity loss (gain) in subsidiaries	—	—	—	—	—	4,053	(408)	—	(3,645)	—
Noncash loss on forward exchange contracts	—	—	9,967	—	9,967	—	—	9,967	—	9,967
Change in other operating items	—	2,800	7,474	387	10,661	373	(11,241)	22,320	(791)	10,661

Net cash provided by operating activities	—	28,547	19,028	—	47,575	3,639	10,477	34,250	(791)	47,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13,882)	(3,099)	—	(16,981)	—	(13,883)	(3,098)	—	(16,981)
Proceeds from disposal/sale of property, plant and equipment	—	382	167	—	549	—	382	167	—	549
Post-acquisition payments and acquisition payments, net	—	(12,281)	(23,768)	—	(36,049)	—	(11,752)	(24,297)	—	(36,049)
Other investing activities	—	(26,651)	124	25,716	(811)	—	(813)	2	—	(811)

Net cash used in investing activities	—	(52,432)	(26,576)	25,716	(53,292)	—	(26,066)	(27,226)	—	(53,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	464	—	—	464	464	—	—	—	464
Purchases of treasury stock from employees	—	(299)	—	—	(299)	(299)	—	—	—	(299)
Excess tax benefit from equity incentive plans	—	(170)	—	—	(170)	(170)	—	—	—	(170)
Repayment of revolving credit facility	—	(120,500)	(8,990)	—	(129,490)	(129,490)	—	—	—	(129,490)
Borrowings under revolving credit facility	—	130,000	33,237	(25,716)	137,521	137,521	—	—	—	137,521
Repayments of long-term borrowings	—	—	(10,295)	—	(10,295)	(10,295)	—	—	—	(10,295)
Payments on capital lease obligations	—	(116)	(9)	—	(125)	—	(117)	(8)	—	(125)
Change in intercompany receivables/payables	—	—	—	—	—	(8,538)	8,368	(621)	791	—

Net cash provided by (used in) financing activities	—	9,379	13,943	(25,716)	(2,394)	(10,807)	8,251	(629)	791	(2,394)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(2,413)	570	—	(1,843)	(2,413)	—	570	—	(1,843)

NET (DECREASE) INCREASE IN CASH	—	(16,919)	6,965	—	(9,954)	(9,581)	(7,338)	6,965	—	(9,954)

CASH:
Beginning of period	—	18,268	1,553	—	19,821	10,256	8,013	1,552	—	19,821

End of period	$—	$1,349	$8,518	$—	$9,867	$675	$675	$8,517	$—	$9,867

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)					(In thousands)
REVENUES	$—	$789,952	$134,978	$(6,179)	$918,751	$—	$789,262	$134,978	$(5,489)	$918,751
COST OF REVENUES	—	661,519	112,738	(5,344)	768,913	—	661,663	112,739	(5,489)	768,913

Gross Profit	—	128,433	22,240	(835)	149,838	—	127,599	22,239	—	149,838
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	39,487	13,153	(690)	51,950	1	38,796	13,153	—	51,950
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	(56,147)	(414)	—	56,561	—
AMORTIZATION EXPENSE	—	414	—	—	414	—	414	—	—	414

Operating Income	—	88,532	9,087	(145)	97,474	56,146	88,803	9,086	(56,561)	97,474
OTHER EXPENSE (INCOME)	—	755	(4,223)	—	(3,468)	750	4	(4,222)	—	(3,468)
INTEREST EXPENSE (INCOME)	—	14,963	(134)	—	14,829	617	14,310	(98)	—	14,829
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	282	36	—	318	318	—	—	—	318

Income Before Provision (Benefit) for Income Taxes	—	72,532	13,408	(145)	85,795	54,461	74,489	13,406	(56,561)	85,795
PROVISION (BENEFIT) FOR INCOME TAXES	—	24,002	3,743	—	27,745	(3,589)	27,591	3,743	—	27,745

NET INCOME	$—	$48,530	$9,665	$(145)	$58,050	$58,050	$46,898	$9,663	$(56,561)	$58,050

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$—	$48,530	$9,665	$(145)	$58,050	$58,050	$46,898	$9,663	$(56,561)	$58,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,906	2,077	—	14,983	—	12,907	2,076	—	14,983
Noncash amortization of debt financing costs	—	855	40	—	895	—	855	40	—	895
Loss on early extinguishment of debt	—	282	36	—	318	—	282	36	—	318
Share-based compensation expense	—	2,006	—	—	2,006	—	2,006	—	—	2,006
(Gain) loss on sale of assets	—	(693)	28	—	(665)	—	(693)	28	—	(665)
Pension and post-retirement curtailment (gain) loss	—	(4,007)	142	—	(3,865)	—	(4,007)	142	—	(3,865)
Deferred income tax provision	—	7,616	1,801	—	9,417	1,521	4,924	2,972	—	9,417
Equity gain in subsidiaries	—	—	—	—	—	(56,147)	(414)	—	56,561	—
Noncash gain on forward exchange contracts	—	—	(4,203)	—	(4,203)	—	—	(4,203)	—	(4,203)
Change in other operating items	—	(37,477)	(2,682)	145	(40,014)	(5,522)	(29,251)	(6,288)	1,047	(40,014)

Net cash provided by (used in) operating activities	—	30,018	6,904	—	36,922	(2,098)	33,507	4,466	1,047	36,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(17,070)	(2,257)	—	(19,327)	—	(17,069)	(2,258)	—	(19,327)
Proceeds from disposal/sale of property, plant and equipment	—	332	20	—	352	—	331	21	—	352
Proceeds from disposal/sale of other assets	—	2,032	—	—	2,032	—	2,032	—	—	2,032
Post-acquisition payments and acquisition payments, net	—	(634)	(8,818)	—	(9,452)	—	(634)	(8,818)	—	(9,452)
Other asset and liabilities	—	(11,080)	(10,273)	20,123	(1,230)	(8,638)	(2,368)	9,776	—	(1,230)

Net cash used in investing activities	—	(26,420)	(21,328)	20,123	(27,625)	(8,638)	(17,708)	(1,279)	—	(27,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	—	2,140	—	—	2,140	2,140	—	—	—	2,140
Purchases of treasury stock from employees	—	(115)	—	—	(115)	(115)	—	—	—	(115)
Excess tax benefit from equity incentive plans	—	645	—	—	645	645	—	—	—	645
Repayment of revolving credit facility	—	(61,300)	(13,411)	—	(74,711)	(74,711)	—	—	—	(74,711)
Borrowings under revolving credit facility	—	61,300	11,098	—	72,398	72,398	—	—	—	72,398
Repayments of long-term borrowings	—	(26,590)	(1,620)	—	(28,210)	(28,210)	—	—	—	(28,210)
Payments on capital lease obligations	—	(98)	(1)	—	(99)	—	(98)	(1)	—	(99)
Change in intercompany receivables/payables	—	—	—	—	—	19,070	(18,329)	305	(1,046)	—
Debt issuance costs and other	—	—	20,123	(20,123)	—	—	—	—	—	—
Net cash (used in) provided by financing activities	—	(24,018)	16,189	(20,123)	(27,952)	(8,783)	(18,427)	304	(1,046)	(27,952)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(465)	(1,700)	—	(2,165)	1,359	(96)	(3,427)	(1)	(2,165)

NET (DECREASE) INCREASE IN CASH	—	(20,885)	65	—	(20,820)	(18,160)	(2,724)	64	—	(20,820)
CASH:
Beginning of period	—	39,153	1,488	—	40,641	28,416	10,737	1,488	—	40,641

End of period	$—	$18,268	$1,553	$—	$19,821	$10,256	$8,013	$1,552	$—	$19,821

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2008 and 2007 (in thousands, except per share amounts):

			Operating
			Income	Net Income	Basic Earnings	Diluted Earnings
	Revenues	Gross Profit	(Loss)	(Loss)	(Loss) per Share	(Loss) per Share(1)

2008:
First	$197,004	$20,765	$11,477	$472	$0.02	$0.02
Second	$209,240	$23,408	$6,307	$3,083	$0.14	$0.14
Third	$192,860	$16,908	$546	$(2,603)	$(0.12)	$(0.12)
Fourth	$164,385	$13,124	$(209,724)	$(207,711)	$(9.57)	$(9.57)
2007:
First	$198,801	$26,269	$10,612	$2,959	$0.14	$0.14
Second	$158,566	$16,619	$752	$(231)	$(0.01)	$(0.01)
Third	$160,918	$17,819	$2,803	$(2,682)	$(0.13)	$(0.13)
Fourth	$178,501	$15,934	$4,654	$(3,297)	$(0.15)	$(0.15)

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

19.	Subsequent Events.

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

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in this Annual Report on Form 10-K/A.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 (November 20, 2009 as to the effects of the restatements discussed in Notes 8 and 17) expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

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

B. Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K/A under the heading “Executive Officers of the Registrant.”

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

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
4.1	Indenture, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2	Supplemental Indenture, dated as of August 10, 2005, by and among the Company, Cabarrus Plastics, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3	Supplemental Indenture, dated as of November 10, 2006, among the Company, CVG European Holdings, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 13, 2007).
4.4	Supplemental Indenture, dated as of November 28, 2007, among the Company, CVG Oregon, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference in the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
4.5	Supplemental Indenture, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc., CVG CS LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.
4.6	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.7	Form of senior note (attached as exhibit to Exhibit 4.1) (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
10.1	Revolving Credit and Term Loan Agreement, dated as of August 10, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

Exhibit No.	Description

10.2	First Amendment to Revolving Credit and Term Loan Agreement, dated as of September 16, 2004, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.3	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of February 7, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties hereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.4	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of June 3, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
10.5	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 29, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’ s current report on Form 8-K (File No. 000-50890), filed on July 6, 2005).
10.6	Fifth Amendment to Revolving Credit and Term Loan Agreement, dated as of July 12, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 14, 2005).
10.7	Sixth Amendment to Revolving Credit and Term Loan Agreement, dated as of December 30, 2005, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 1, 2006).
10.8	Waiver and Seventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 3, 2007).
10.9	Eighth Amendment to Revolving Credit and Term Loan Agreement, dated as of June 26, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agent for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on August 3, 2007).

Exhibit No.		Description

10.10		Amendment and Waiver Letter to Revolving Credit and Term Loan Agreement, dated as of August 16, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).
10.11		Tenth Amendment to Revolving Credit and Term Loan Agreement, dated as of September 28, 2007, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on October 1, 2007).
10.12		Eleventh Amendment to Revolving Credit and Term Loan Agreement, dated as of March 10, 2008, by and among Commercial Vehicle Group, Inc., the subsidiary borrowers from time to time parties thereto, the foreign currency borrowers from time to time parties thereto, the banks from time to time parties thereto, U.S. Bank National Association, one of the banks, as administrative agents for the banks, and Comerica Bank, one of the banks, as syndication agent for the banks (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 14, 2008).
10.13		Loan and Security Agreement, dated January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.
10	.14*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.15*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.16*	Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-59890), filed on May 11, 2005).
10	.17*	Commercial Vehicle Group, Inc. Second Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on May 25, 2007).
10	.18*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.19		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.20		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.21		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.22		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

Exhibit No.		Description

10	.23*	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).
10	.24*	Commercial Vehicle Group, Inc. 2008 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 25, 2008).
10	.25*	First Amendment to Commercial Vehicle Group, Inc. 2008 Bonus Plan dated November 5, 2008.**
10	.26*	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.27*	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.28*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).
10	.29*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.30*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.31*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.32*	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.33*	Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.34*	Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.35*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Mervin Dunn.**
10	.36*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Gerald L. Armstrong.**
10	.37*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Chad M. Utrup.**
10	.38*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with James F. Williams).**
10	.39*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey.**
10	.40*	Amended and Restated Deferred Compensation Plan dated November 5, 2008.**
10.41		Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
10	.42*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
12.1		Computation of ratio of earnings to fixed charges.

Exhibit No.	Description

21.1	Subsidiaries of Commercial Vehicle Group, Inc.**
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Mervin Dunn, President and Chief Executive Officer.
31.2	Certification by Chad M. Utrup, Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K/A.

**	Previously filed.

All other items included in an Annual Report on Form 10-K/A are omitted because they are not applicable or the answers thereto are none.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ MERVIN DUNN
Mervin Dunn
President and Chief Executive Officer

Date: November 20, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT D. RUED Scott D. Rued	Chairman and Director	November 20, 2009

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	November 20, 2009

/s/ SCOTT C. ARVES Scott C. Arves	Director	November 20, 2009

/s/ DAVID R. BOVEE David R. Bovee	Director	November 20, 2009

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	November 20, 2009

/s/ S.A. JOHNSON S.A. Johnson	Director	November 20, 2009

/s/ JOHN W. KESSLER John W. Kessler	Director	November 20, 2009

/s/ RICHARD A. SNELL Richard A. Snell	Director	November 20, 2009

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	November 20, 2009