Form 10-Q/A
period 2009-03-31
Commercial Vehicle Group, Inc.
filed 2009-11-20
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2009 was 22,768,529 shares.

EXPLANATORY NOTE
Commercial Vehicle Group, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Original Form 10-Q”) to amend Item 1 (Financial Statements) of Part I. This Amendment is being filed to correct (i) an error in the presentation of our borrowings under our prior revolving credit facility (“prior revolving credit facility”) and (ii) an error in the presentation in our consolidating guarantor and non-guarantor financial statements in our Original Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009.
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
A summary of the significant effects of the restatement on our condensed consolidated balance sheet as of December 31, 2008 is as follows (in thousands):

	December 31, 2008
	Previously
	Reported	Restated
CURRENT LIABILITIES:
Current maturities of long-term debt, net	$81	$14,881

Total current liabilities	116,949	131,749

LONG-TERM DEBT, net of current maturities	164,814	150,014
Subsequent to the issuance of our Original Form 10-Q, an error was identified in the presentation of our consolidating guarantor and non-guarantor financial information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis (see Note 17). This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.
In this Amendment, we have updated the shares outstanding of our common stock at March 31, 2009 reflected on the cover page to include unvested restricted stock.
Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-Q. Accordingly, this Amendment with the exception of the foregoing does not reflect events occurring after the date of the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-Q and should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including amendments to those filings, if any.

i

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q/A

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (UNAUDITED) (RESTATED)	2

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	3

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION	30

SIGNATURES		32

Certification of CEO
Certification of CFO
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ii

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Restated See Note 1)
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,350	$7,310
Accounts receivable, net of reserve for doubtful accounts of $3,132 and $3,419, respectively	71,754	100,898
Inventories, net	71,238	90,782
Prepaid expenses	16,619	20,428

Total current assets	164,961	219,418

PROPERTY, PLANT AND EQUIPMENT, net	86,899	90,392
INTANGIBLE ASSETS, net of accumulated amortization of $1,714 and $1,618, respectively	34,514	34,610
OTHER ASSETS, net	12,989	10,341

TOTAL ASSETS	$299,363	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Current maturities of long-term debt	$15,537	$14,881
Accounts payable	47,494	73,451
Accrued liabilities, other	36,228	43,417

Total current liabilities	99,259	131,749

LONG-TERM DEBT, net of current maturities	150,014	150,014
PENSION AND OTHER POST-RETIREMENT BENEFITS	19,847	19,885
OTHER LONG-TERM LIABILITIES	6,525	9,171

Total liabilities	275,645	310,819

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:
Common stock $.01 par value; 30,000,000 shares authorized; 21,746,415 shares issued and outstanding, respectively	217	217
Treasury stock purchased from employees; 46,474 shares	(455)	(455)
Additional paid-in capital	181,619	180,848
Retained loss	(137,715)	(118,311)
Accumulated other comprehensive loss	(19,948)	(18,357)

Total stockholders’ investment	23,718	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$299,363	$354,761

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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2008 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K/A as filed with the SEC. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected in future operating quarters.
Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, an error in the presentation of our borrowings under our revolving credit facility was identified as of December 31, 2008. The borrowings under our prior revolving credit facility should have been classified as a current liability as a result of our use of the proceeds obtained from the new Loan and Security Agreement entered into on January 7, 2009, which was required to be classified as a current liability, to extinguish the prior revolving credit facility. As a result, the December 31, 2008 balance sheet presented in these condensed consolidated financial statements has been corrected to properly classify approximately $14.8 million borrowed under our prior revolving credit facility as a current liability. This amount was previously presented as a component of long-term debt, net of current maturities. This error had no impact on our consolidated statement of operations or statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements. This correction was made in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008.
Subsequent to the issuance of our Original Form 10-Q, we identified an error in the presentation of our consolidating guarantor and non-guarantor financial information (see Note 17. Consolidating Guarantor and Non-Guarantor Financial Statements). This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.
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
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2009, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2009	$389
2010	$326
2011	$326
2012	$326
2013	$326
2014	$326
10. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facilities bore interest at a weighted average of 5.9% as of March 31, 2009 and 7.5% as of December 31, 2008	$15,486	$14,800
8.0% senior notes due 2013	150,000	150,000
Other	65	95

	165,551	164,895
Less current maturities	15,537	14,881

	$150,014	$150,014

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

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program as well as administers its payments to additional third party freight service providers. Scott D. Rued, the Company’s Chairman, is also Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Richard A. Snell, a member of our Board of Directors, is an Operating Partner of Thayer Hidden Creek. For the three months ended March 31, 2009, we made payments under these arrangements of approximately $2.4 million, which consisted primary of payments from us for other third-party service providers and the balance of which consisted of approximately $.01 million of fees for GTS’s services.
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
Subsequent to the issuance of our Original Form 10-Q, an error was identified in the presentation of our consolidating guarantor and non-guarantor financial information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis in the following tables. This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements. However, we have corrected the error described above in this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2009, as well as in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008.
The following tables present the financial information of the parent company, the guarantor companies and the non-guarantor companies (i) as previously reported in our reports filed with the Securities and Exchange Commission, and (ii) as restated to give effect to the corrections described above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
REVENUES	$—	$89,216	$24,677	$(5,363)	$108,530	$(70)	$89,231	$24,677	$(5,308)	$108,530

COST OF REVENUES	—	91,846	25,364	(5,431)	111,779	—	91,723	25,364	(5,308)	111,779

Gross Loss	—	(2,630)	(687)	68	(3,249)	(70)	(2,492)	(687)	—	(3,249)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,895	3,504	(56)	13,343	—	9,839	3,504	—	13,343

AMORTIZATION EXPENSE	—	97	—	—	97	—	97	—	—	97

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	17,441	(51)	—	(17,390)	—

RESTRUCTURING COSTS	—	619	1,093	—	1,712	—	618	1,094	—	1,712

Operating Loss	—	(13,241)	(5,284)	124	(18,401)	(17,511)	(12,995)	(5,285)	17,390	(18,401)

OTHER EXPENSE (INCOME)	—	13	(4,905)	—	(4,892)	—	13	(4,905)	—	(4,892)

INTEREST EXPENSE (INCOME)	—	3,603	440	(399)	3,644	(194)	3,797	41	—	3,644

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	795	—	—	795	795	—	—	—	795

Loss Before Provision (Benefit) for Income Taxes	—	(17,652)	(819)	523	(17,948)	(18,112)	(16,805)	(421)	17,390	(17,948)

PROVISION (BENEFIT) FOR INCOME TAXES	—	2,275	(819)	—	1,456	1,292	—	164	—	1,456

NET LOSS	$—	$(19,927)	$—	$523	$(19,404)	$(19,404)	$(16,805)	$(585)	$17,390	$(19,404)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
	ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$276	$5,074	$—	$5,350	$205	$72	$5,073	$—	$5,350
Accounts receivable, net	—	68,045	4,784	(1,075)	71,754	219	56,290	15,245	—	71,754
Intercompany receivable	—	—	—	—	—	50,000	904	—	(50,904)	—
Inventories, net	—	43,972	28,027	(761)	71,238	—	43,210	28,027	1	71,238
Prepaid expenses	—	3,628	3,707	9,284	16,619	—	3,628	3,707	9,284	16,619
Deferred income taxes	—	(2,868)	5,770	(2,902)	—	—	—	—	—	—

Total current assets	—	113,053	47,362	4,546	164,961	50,424	104,104	52,052	(41,619)	164,961
PROPERTY, PLANT AND EQUIPMENT, net	—	77,608	9,291	—	86,899	—	77,608	9,291	—	86,899
EQUITY INVESTMENT IN SUBSIDIARIES	43,904	44,648	50,305	(138,857)	—	146,309	8,544	—	(154,853)	—
INTANGIBLE ASSETS, net	—	34,514	—	—	34,514	—	34,514	—	—	34,514
OTHER ASSETS, net	—	38,555	3,351	(28,917)	12,989	5,266	7,632	28	63	12,989

TOTAL ASSETS	$43,904	$308,378	$110,309	$(163,228)	$299,363	$201,999	$232,402	$61,371	$(196,409)	$299,363

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$15,537	$—	$—	$15,537	$15,486	$51	$—	$—	$15,537
Accounts payable	—	35,567	13,003	(1,076)	47,494	—	34,491	13,003	—	47,494
Intercompany payable	—	—	—	—	—	—	43,860	7,044	(50,904)	—
Accrued liabilities, other	—	20,703	11,404	4,121	36,228	10,176	14,240	2,464	9,348	36,228

Total current liabilities	—	71,807	24,407	3,045	99,259	25,662	92,642	22,511	(41,556)	99,259
LONG-TERM DEBT, net	—	150,000	25,730	(25,716)	150,014	150,000	—	14	—	150,014
DEFERRED TAX LIABILITIES	—	29,670	(689)	(28,981)	—	—	—	—	—	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,361	6,486	—	19,847	—	13,361	6,486	—	19,847
OTHER LONG-TERM LIABILITIES	—	2,809	3,716	—	6,525	2,619	190	3,716	—	6,525

Total liabilities	—	267,647	59,650	(51,652)	275,645	178,281	106,193	32,727	(41,556)	275,645
STOCKHOLDERS’ INVESTMENT	43,904	40,731	50,659	(111,576)	23,718	23,718	126,209	28,644	(154,853)	23,718

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$43,904	$308,378	$110,309	$(163,228)	$299,363	$201,999	$232,402	$61,371	$(196,409)	$299,363

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$—	$(19,927)	$—	$523	$(19,404)	$(19,404)	$(16,805)	$(585)	$17,390	$(19,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,674	741	—	4,415	—	3,674	741	—	4,415
Noncash amortization of debt financing costs	—	325	—	—	325	325	—	—	—	325
Loss on early extinguishment of debt	—	795	—	—	795	795	—	—	—	795
Share-based compensation expense	—	771	—	—	771	—	771	—	—	771
Loss on sale of assets	—	360	5	—	365	—	360	5	—	365
Deferred income tax (benefit) provision	—	(381)	380	1	—	(1)	—	—	1	—
Equity loss (gain) in subsidiaries	—	—	—	—	—	17,441	(51)	—	(17,390)	—
Noncash loss on forward exchange contracts	—	—	(4,858)	—	(4,858)	—	—	(4,858)	—	(4,858)
Change in other operating items	—	18,868	3,033	(524)	21,377	(1,372)	21,928	324	497	21,377

Net cash provided by (used in) operating activities	—	4,485	(699)	—	3,786	(2,216)	9,877	(4,373)	498	3,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(1,313)	(377)	—	(1,690)	—	(1,313)	(377)	—	(1,690)
Other investing activities	—	(976)	—	—	(976)	—	(976)	—	—	(976)

Net cash used in investing activities	—	(2,289)	(377)	—	(2,666)	—	(2,289)	(377)	—	(2,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(87,121)	—	—	(87,121)	(87,121)	—	—	—	(87,121)
Borrowings under revolving credit facility	—	87,807	—	—	87,807	87,807	—	—	—	87,807
Payments on capital lease obligations	—	(30)	—	—	(30)	—	(30)	—	—	(30)
Change in intercompany receivables/payables	—	—	—	—	—	4,357	(7,533)	3,673	(497)	—
Debt issuance costs and other	—	(2,631)	—	—	(2,631)	(2,631)	—	—	—	(2,631)

Net cash (used in) provided by financing activities	—	(1,975)	—	—	(1,975)	2,412	(7,563)	3,673	(497)	(1,975)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	—	(1,105)	—	(1,105)	—	—	(1,104)	(1)	(1,105)

NET INCREASE (DECREASE) IN CASH	—	221	(2,181)	—	(1,960)	196	25	(2,181)	—	(1,960)
CASH:
Beginning of period	—	55	7,255	—	7,310	9	47	7,254	—	7,310

End of period	$—	$276	$5,074	$—	$5,350	$205	$72	$5,073	$—	$5,350

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
REVENUES	$—	$138,752	$65,254	$(7,002)	$197,004	$—	$138,518	$65,254	$(6,768)	$197,004

COST OF REVENUES	—	127,310	55,708	(6,779)	176,239	—	127,299	55,708	(6,768)	176,239

Gross Profit	—	11,442	9,546	(223)	20,765	—	11,219	9,546	—	20,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,143	5,110	(235)	15,018	—	9,908	5,110	—	15,018

AMORTIZATION EXPENSE	—	103	242	—	345	—	103	242	—	345

GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)	—	(6,075)	—	—	(6,075)

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	1,001	(55)	—	(946)	—

Operating Income (Loss)	—	7,271	4,194	12	11,477	(1,001)	7,338	4,194	946	11,477

OTHER EXPENSE	—	36	9,662	—	9,698	—	36	9,662	—	9,698

INTEREST EXPENSE	—	3,658	1,025	(776)	3,907	60	3,598	249	—	3,907

Income (Loss) Before Provision (Benefit) for Income Taxes	—	3,577	(6,493)	788	(2,128)	(1,061)	3,704	(5,717)	946	(2,128)

PROVISION (BENEFIT) FOR INCOME TAXES	—	163	(2,763)	—	(2,600)	(1,533)	1,696	(2,763)	—	(2,600)

NET INCOME (LOSS)	$—	$3,414	$(3,730)	$788	$472	$472	$2,008	$(2,954)	$946	$472

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
	ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$55	$7,255	$—	$7,310	$9	$47	$7,254	$—	$7,310
Accounts receivable, net	—	88,918	13,056	(1,076)	100,898	219	80,915	19,764	—	100,898
Intercompany receivable	—	—	—	—	—	54,358	—	600	(54,958)	—
Inventories, net	—	59,554	32,113	(885)	90,782	—	58,669	32,113	—	90,782
Prepaid expenses	—	4,226	4,765	11,437	20,428	150	4,076	4,765	11,437	20,428
Deferred income taxes	—	(2,868)	5,673	(2,805)	—	—	—	—	—	—

Total current assets	—	149,885	62,862	6,671	219,418	54,736	143,707	64,496	(43,521)	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392	—	80,154	10,238	—	90,392
EQUITY INVESTMENT IN SUBSIDIARIES	62,537	44,647	50,305	(157,489)	—	164,615	8,540	—	(173,155)	—
INTANGIBLE ASSETS, net	—	34,610	—	—	34,610	—	34,610	—	—	34,610
OTHER ASSETS, net	—	35,821	3,354	(28,834)	10,341	3,500	6,745	32	64	10,341

TOTAL ASSETS	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$81	$—	$—	$81	$14,800	$81	$—	$—	$14,881
Accounts payable	—	54,365	20,161	(1,075)	73,451	—	53,827	19,624	—	73,451
Intercompany payable	—	—	—	—	—	—	50,530	4,428	(54,958)	—
Accrued liabilities, other	—	20,590	16,057	6,770	43,417	11,699	13,716	6,501	11,501	43,417

Total current liabilities	—	75,036	36,218	5,695	116,949	26,499	118,154	30,553	(43,457)	131,749
LONG-TERM DEBT, net	—	164,800	25,731	(25,717)	164,814	150,000	—	14	—	150,014
DEFERRED TAX LIABILITIES	—	29,714	(816)	(28,898)	—	—	—	—	—	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	—	2,566	6,605	—	9,171	2,410	154	6,607	—	9,171

Total liabilities	—	285,273	74,466	(48,920)	310,819	178,909	131,465	43,902	(43,457)	310,819
STOCKHOLDERS’ INVESTMENT	62,537	59,844	52,293	(130,732)	43,942	43,942	142,291	30,864	(173,155)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$3,414	$(3,730)	$788	$472	$472	$2,008	$(2,954)	$946	$472
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	3,553	1,135	—	4,688	—	3,553	1,135	—	4,688
Noncash amortization of debt financing costs	—	213	—	—	213	—	213	—	—	213
Share-based compensation expense	—	943	—	—	943	—	943	—	—	943
Gain on sale of assets	—	(6,043)	—	—	(6,043)	—	(6,043)	—	—	(6,043)
Deferred income tax provision (benefit )	—	18	(4,190)	(1)	(4,173)	18	—	(4,191)	—	(4,173)
Equity loss (gain) in subsidiaries	—	—	—	—	—	1,001	(55)	—	(946)	—
Noncash loss on forward exchange contracts	—	—	9,682	—	9,682	—	—	9,682	—	9,682
Change in other operating items	—	(4,887)	(1,917)	(2,802)	(9,606)	(6,441)	97	(2,782)	(480)	(9,606)

Net cash (used in) provided by operating activities	—	(2,789)	980	(2,015)	(3,824)	(4,950)	716	890	(480)	(3,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,002)	(625)	—	(3,627)	—	(3,003)	(624)	—	(3,627)
Proceeds from disposal/sale of property, plant and equipment	—	7,432	20	—	7,452	—	7,432	20	—	7,452
Other investing activities	—	(594)	(4,907)	—	(5,501)	—	(470)	(5,031)	—	(5,501)

Net cash provided by (used in) investing activities	—	3,836	(5,512)	—	(1,676)	—	3,959	(5,635)	—	(1,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(46,000)	—	—	(46,000)	(46,000)	—	—	—	(46,000)
Borrowings under revolving credit facility	—	47,000	—	—	47,000	47,000	—	—	—	47,000
Payments on capital lease obligations	—	(28)	(3)	—	(31)	—	(28)	(3)	—	(31)
Change in intercompany receivables/payables	—	—	—	—	—	3,593	(4,143)	70	480	—
Debt issuance costs and other	—	(250)	—	—	(250)	(36)	(214)	—	—	(250)

Net cash provided by (used in) financing activities	—	722	(3)	—	719	4,557	(4,385)	67	480	719

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	144	2,300	—	2,444	1	—	2,443	—	2,444

NET INCREASE (DECREASE) IN CASH	—	1,913	(2,235)	(2,015)	(2,337)	(392)	290	(2,235)	—	(2,337)

CASH:
Beginning of period	—	1,349	8,518	—	9,867	675	675	8,517	—	9,867

End of period	$—	$3,262	$6,283	$(2,015)	$7,530	$283	$965	$6,282	$—	$7,530

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
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q/A, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q/A, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) the impact of changes made by governmental regulations on our customers or on our business; (vi) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; and (vii) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K/A for fiscal year ending December 31, 2008. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, other than as set forth below:
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

COMMERCIAL VEHICLE GROUP, INC.
Date: November 20, 2009	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)