Form 10-Q/A
period 2009-06-30
Commercial Vehicle Group, Inc.
filed 2009-11-20
CIK 1290900

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
Yes ☐            No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2009 was 22,763,481 shares.

EXPLANATORY NOTE
Commercial Vehicle Group, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Form 10-Q”) to amend Item 1 (Financial Statements) of Part I. This Amendment is being filed to correct (i) an error in the presentation of our borrowings under our prior revolving credit facility (“prior revolving credit facility”) and (ii) an error in the presentation in our consolidating guarantor and non-guarantor financial statements in our Original Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009.
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
Subsequent to the issuance of our Original Form 10-Q, an error was identified in the presentation of our consolidating guarantor and non-guarantor financial information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis (see Note 18). This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.
In this Amendment, we have updated the number of shares outstanding of our common stock at June 30, 2009 reflected on the cover page to include unvested restricted stock.
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
QUARTERLY REPORT ON FORM 10-Q/A

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

		(Restated) See Note 1
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,109	$7,310
Accounts receivable, net of reserve for doubtful accounts of $2,916 and $3,419, respectively	67,573	100,898
Inventories, net	60,971	90,782
Prepaid expenses	12,871	20,428

Total current assets	147,524	219,418

PROPERTY, PLANT AND EQUIPMENT, net	81,408	90,392
INTANGIBLE ASSETS, net of accumulated amortization of $1,812 and $1,618, respectively	27,416	34,610
OTHER ASSETS, net	13,080	10,341

TOTAL ASSETS	$269,428	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,404	$14,881
Accounts payable	47,380	73,451
Accrued liabilities, other	36,869	43,417

Total current liabilities	87,653	131,749

LONG-TERM DEBT, net of current maturities	150,008	150,014
PENSION AND OTHER POST-RETIREMENT BENEFITS	20,345	19,885
OTHER LONG-TERM LIABILITIES	5,673	9,171

Total liabilities	263,679	310,819

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ INVESTMENT:

Common stock $.01 par value; 30,000,000 shares authorized; 21,746,681 and 21,746,415 shares issued and outstanding, respectively	217	217
Treasury stock purchased from employees; 46,474 shares	(455)	(455)
Additional paid-in capital	182,306	180,848
Retained loss	(160,228)	(118,311)
Accumulated other comprehensive loss	(16,091)	(18,357)

Total stockholders’ investment	5,749	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$269,428	$354,761

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
Subsequent to the issuance of our Annual Report on Form 10-K for the year ended December 31, 2008, an error in the presentation of our borrowings under our revolving credit facility was identified as of December 31, 2008. The borrowings under our prior revolving credit facility should have been classified as a current liability as a result of our use of the proceeds obtained from the new Loan and Security Agreement entered into on January 7, 2009, which was required to be classified as a current liability, to extinguish the prior revolving credit facility. As a result, the December 31, 2008 balance sheet presented in these condensed consolidated financial statements has been corrected to properly classify approximately $14.8 million borrowed under our prior revolving credit facility as a current liability. This amount was previously presented as a component of long-term debt, net of current maturities. This error had no impact on our consolidated statement of operations or statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements. This correction was made in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 and our Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2009.

Subsequent to the issuance of our Original Form 10-Q, we identified an error in the presentation of our consolidating guarantor and non-guarantor financial information (see Note 18. Consolidating Guarantor and Non-Guarantor Financial Statements). This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements.
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
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2009, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2009	$389
2010	$326
2011	$326
2012	$326
2013	$326
2014	$326
10. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving credit facilities bore interest at a weighted average of 6.1% as of June 30, 2009 and 7.5% as of December 31, 2008	$3,384	$14,800
8.0% senior notes due 2013	150,000	150,000
Other	28	95

	153,412	164,895
Less current maturities	3,404	14,881

	$150,008	$150,014

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

In connection with the exchange and the Second Lien Term Loan, we entered into the Second Amendment to its asset based Loan and Security Agreement. For a description of the Second Amendment, see “Note 10. Debt” to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A.
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
Subsequent to the issuance of our Original Form 10-Q, an error was identified in the presentation of our consolidating guarantor and non-guarantor financial information. This error had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. As a result, we have corrected our previous presentation of “investment in subsidiaries” within the parent company to appropriately reflect our subsidiaries on an equity method basis in the following tables. This change impacted the parent company, the guarantor companies and the non-guarantor companies columns in the statement of operations, balance sheets and statement of cash flows for all periods presented. The corrections primarily relate to: (i) reclassification of certain operations between the parent company, guarantor and non-guarantor columns, specifically the effects of foreign currency translation, interest expense and tax provision related adjustments; and (ii) accounting for certain equity transactions within the appropriate column, specifically tax based adjustments previously recorded in the guarantor companies column associated with the parent and non-guarantor and debt related transactions. These corrections had no impact to the consolidated statement of operations, balance sheets and statement of cash flows. After considering both the quantitative effect of the correction and qualitative considerations, we have concluded that the error was not material to our previously filed financial statements. However, we have corrected the error described above in this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2009, as well as in our Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 and our Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2009.

The following tables present the financial information of the parent company, the guarantor companies and the non- guarantor companies (i) as previously reported in our reports filed with the Securities and Exchange Commission, and (ii) as restated to give effect to the corrections described above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
REVENUES	$—	$83,936	$24,311	$(4,744)	$103,503	$70	$83,864	$24,311	$(4,742)	$103,503

COST OF REVENUES	—	82,476	27,028	(4,912)	104,592	—	82,306	27,028	(4,742)	104,592

Gross Profit (Loss)	—	1,460	(2,717)	168	(1,089)	70	1,558	(2,717)	—	(1,089)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	6,913	3,453	—	10,366	—	6,913	3,453	—	10,366

AMORTIZATION EXPENSE	—	97	—	—	97	—	97	—	—	97

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000	—	7,000	—	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—	3,445	—	—	3,445	—	3,445

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	21,788	(46)	—	(21,742)	—

RESTRUCTURING COSTS	—	235	—	—	235	—	235	—	—	235

Operating Loss	—	(12,785)	(9,615)	168	(22,232)	(21,718)	(12,641)	(9,615)	21,742	(22,232)

OTHER EXPENSE (INCOME)	—	2	(3,507)	—	(3,505)	—	3	(3,508)	—	(3,505)

INTEREST EXPENSE	—	3,580	495	(409)	3,666	781	2,798	87	—	3,666

Loss Before Provision (Benefit) for Income Taxes	—	(16,367)	(6,603)	577	(22,393)	(22,499)	(15,442)	(6,194)	21,742	(22,393)

PROVISION (BENEFIT) FOR INCOME TAXES	—	950	(830)	—	120	14	—	106	—	120

NET LOSS	$—	$(17,317)	$(5,773)	$577	$(22,513)	$(22,513)	$(15,442)	$(6,300)	$21,742	$(22,513)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
REVENUES	$—	$173,152	$48,988	$(10,107)	$212,033	$—	$173,095	$48,988	$(10,050)	$212,033

COST OF REVENUES	—	174,322	52,392	(10,343)	216,371	—	174,029	52,392	(10,050)	216,371

Gross Loss	—	(1,170)	(3,404)	236	(4,338)	—	(934)	(3,404)	—	(4,338)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	16,808	6,957	(56)	23,709	—	16,752	6,957	—	23,709

AMORTIZATION EXPENSE	—	194	—	—	194	—	194	—	—	194

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000	—	7,000	—	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—	3,445	—	—	3,445	—	3,445

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	39,229	(97)	—	(39,132)	—

RESTRUCTURING COSTS	—	854	1,093	—	1,947	—	853	1,094	—	1,947

Operating Loss	—	(26,026)	(14,899)	292	(40,633)	(39,229)	(25,636)	(14,900)	39,132	(40,633)

OTHER EXPENSE (INCOME)	—	15	(8,412)	—	(8,397)	—	16	(8,413)	—	(8,397)

INTEREST EXPENSE	—	7,183	935	(808)	7,310	587	6,595	128	—	7,310

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	795	—	—	795	795	—	—	—	795

Loss Before Provision (Benefit) for Income Taxes	—	(34,019)	(7,422)	1,100	(40,341)	(40,611)	(32,247)	(6,615)	39,132	(40,341)

PROVISION (BENEFIT) FOR INCOME TAXES	—	3,225	(1,649)	—	1,576	1,306	—	270	—	1,576

NET LOSS	$—	$(37,244)	$(5,773)	$1,100	$(41,917)	$(41,917)	$(32,247)	$(6,885)	$39,132	$(41,917)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
	ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$829	$5,280	$—	$6,109	$900	$50	$5,159	$—	$6,109
Accounts receivable, net	—	64,418	3,502	(347)	67,573	219	51,756	15,598	—	67,573
Intercompany receivable	—	—	—	—	—	44,323	2,876	—	(47,199)	—
Inventories, net	—	33,660	27,904	(593)	60,971	—	33,067	27,904	—	60,971
Prepaid expenses	—	2,917	4,066	5,888	12,871	—	2,917	4,066	5,888	12,871
Deferred income taxes	—	(2,868)	5,770	(2,902)	—	—	—	—	—	—

Total current assets	—	98,956	46,522	2,046	147,524	45,442	90,666	52,727	(41,311)	147,524
PROPERTY, PLANT AND EQUIPMENT, net	—	75,132	6,276	—	81,408	—	75,132	6,276	—	81,408
EQUITY INVESTMENT IN SUBSIDIARIES	22,078	44,647	50,305	(117,030)	—	129,108	8,699	—	(137,807)	—
INTANGIBLE ASSETS, net	—	27,416	—	—	27,416	—	27,416	—	—	27,416
OTHER ASSETS, net	—	38,560	3,341	(28,821)	13,080	4,703	8,295	18	64	13,080

TOTAL ASSETS	$22,078	$284,711	$106,444	$(143,805)	$269,428	$179,253	$210,208	$59,021	$(179,054)	$269,428

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$3,404	$—	$—	$3,404	$3,384	$20	$—	$—	$3,404
Accounts payable	—	35,321	12,406	(347)	47,380	—	34,974	12,406	—	47,380
Intercompany payable	—	—	—	—	—	—	38,640	8,559	(47,199)	—
Accrued liabilities, other	—	26,475	10,079	315	36,869	17,637	11,710	1,570	5,952	36,869

Total current liabilities	—	65,200	22,485	(32)	87,653	21,021	85,344	22,535	(41,247)	87,653
LONG-TERM DEBT, net	—	150,000	25,724	(25,716)	150,008	150,000	—	8	—	150,008
DEFERRED TAX LIABILITIES	—	29,671	(784)	(28,887)	—	—	—	—	—	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,079	7,266	—	20,345	—	13,079	7,266	—	20,345
OTHER LONG-TERM LIABILITIES	—	2,707	2,966	—	5,673	2,483	224	2,966	—	5,673

Total liabilities	—	260,657	57,657	(54,635)	263,679	173,504	98,647	32,775	(41,247)	263,679
STOCKHOLDERS’ INVESTMENT	22,078	24,054	48,787	(89,170)	5,749	5,749	111,561	26,246	(137,807)	5,749

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$22,078	$284,711	$106,444	$(143,805)	$269,428	$179,253	$210,208	$59,021	$(179,054)	$269,428

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$—	$(37,244)	$(5,773)	$1,100	$(41,917)	$(41,917)	$(32,247)	$(6,885)	$39,132	$(41,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,346	1,507	—	8,853	—	7,346	1,507	—	8,853
Noncash amortization of debt financing costs	—	685	—	—	685	685	—	—	—	685
Loss on early extinguishment of debt	—	795	—	—	795	795	—	—	—	795
Share-based compensation expense	—	1,458	—	—	1,458	—	1,458	—	—	1,458
Loss on sale of assets	—	535	17	—	552	—	535	17	—	552
Deferred income tax provision (benefit )	—	42	(42)	—	—	—	—	—	—	—
Equity loss (gain) in subsidiaries	—	—	—	—	—	39,229	(97)	—	(39,132)	—
Noncash income on forward exchange contracts	—	—	(8,350)	—	(8,350)	—	—	(8,350)	—	(8,350)
Intangible asset impairment	—	7,000	—	—	7,000	—	7,000	—	—	7,000
Long-lived asset impairment	—	—	3,445	—	3,445	—	—	3,445	—	3,445
Change in other operating items	—	38,416	8,467	(1,100)	45,783	6,148	34,867	4,660	108	45,783

Net cash provided by (used in) operating activities	—	19,033	(729)	—	18,304	4,940	18,862	(5,606)	108	18,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,602)	(575)	—	(3,177)	—	(2,602)	(575)	—	(3,177)
Proceeds from disposal/sale of property, plant and equipment	—	14	—	—	14	—	14	—	—	14
Other investing activities	—	(1,529)	—	—	(1,529)	—	(1,529)	—	—	(1,529)

Net cash used in investing activities	—	(4,117)	(575)	—	(4,692)	—	(4,117)	(575)	—	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(191,656)	—	—	(191,656)	(191,656)	—	—	—	(191,656)
Borrowings under revolving credit facility	—	180,240	—	—	180,240	180,240	—	—	—	180,240
Payments on capital lease obligations	—	(61)	(11)	—	(72)	—	(61)	(11)	—	(72)
Change in intercompany receivables/payables	—	—	—	—	—	10,034	(14,679)	4,753	(108)	—
Debt issuance costs and other	—	(2,669)	—	—	(2,669)	(2,669)	—	—	—	(2,669)

Net cash (used in) provided by financing activities	—	(14,146)	(11)	—	(14,157)	(4,051)	(14,740)	4,742	(108)	(14,157)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	4	(660)	—	(656)	2	(2)	(656)	—	(656)

NET INCREASE (DECREASE) IN CASH	—	774	(1,975)	—	(1,201)	891	3	(2,095)	—	(1,201)

CASH:
Beginning of period	—	55	7,255	—	7,310	9	47	7,254	—	7,310

End of period	$—	$829	$5,280	$—	$6,109	$900	$50	$5,159	$—	$6,109

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
REVENUES	$—	$150,279	$67,389	$(8,428)	$209,240	$—	$150,123	$67,389	$(8,272)	$209,240

COST OF REVENUES	—	136,107	57,922	(8,197)	185,832	—	136,182	57,922	(8,272)	185,832

Gross Profit	—	14,172	9,467	(231)	23,408	—	13,941	9,467	—	23,408

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	12,083	4,832	(155)	16,760	—	11,928	4,832	—	16,760

AMORTIZATION EXPENSE	—	104	237	—	341	—	104	237	—	341

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	(4,170)	(64)	—	4,234	—

Operating Income	—	1,985	4,398	(76)	6,307	4,170	1,973	4,398	(4,234)	6,307

OTHER (INCOME) EXPENSE	—	(3,737)	(49)	—	(3,786)	—	8	(3,794)	—	(3,786)

INTEREST EXPENSE	—	3,757	35	—	3,792	144	3,614	34	—	3,792

Income (Loss) Before Provision (Benefit) for Income Taxes	—	1,965	4,412	(76)	6,301	4,026	(1,649)	8,158	(4,234)	6,301

PROVISION (BENEFIT) FOR INCOME TAXES	—	2,104	1,114	—	3,218	943	(225)	2,500	—	3,218

NET (LOSS) INCOME	$—	$(139)	$3,298	$(76)	$3,083	$3,083	$(1,424)	$5,658	$(4,234)	$3,083

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
	(Unaudited)					(Unaudited)
	(In thousands)					(In thousands)
REVENUES	$—	$289,031	$132,643	$(15,430)	$406,244	$—	$288,641	$132,643	$(15,040)	$406,244

COST OF REVENUES	—	263,417	113,630	(14,976)	362,071	—	263,481	113,630	(15,040)	362,071

Gross Profit	—	25,614	19,013	(454)	44,173	—	25,160	19,013	—	44,173

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	22,226	9,942	(390)	31,778	—	21,836	9,942	—	31,778

GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)	—	(6,075)	—	—	(6,075)

AMORTIZATION EXPENSE	—	207	479	—	686	—	207	479	—	686

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	—	—	—	—	—	(3,169)	(119)	—	3,288	—

Operating Income	—	9,256	8,592	(64)	17,784	3,169	9,311	8,592	(3,288)	17,784

OTHER (INCOME) EXPENSE	—	(3,701)	9,613	—	5,912	—	44	5,868	—	5,912

INTEREST EXPENSE	—	7,415	1,060	(776)	7,699	204	7,212	283	—	7,699

Income (Loss) Before Provision (Benefit) for Income Taxes	—	5,542	(2,081)	712	4,173	2,965	2,055	2,441	(3,288)	4,173

PROVISION (BENEFIT) FOR INCOME TAXES	—	2,267	(1,649)	—	618	(590)	1,471	(263)	—	618

NET INCOME (LOSS)	$—	$3,275	$(432)	$712	$3,555	$3,555	$584	$2,704	$(3,288)	$3,555

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
	ASSETS					ASSETS
CURRENT ASSETS:
Cash	$—	$55	$7,255	$—	$7,310	$9	$47	$7,254	$—	$7,310
Accounts receivable, net	—	88,918	13,056	(1,076)	100,898	219	80,915	19,764	—	100,898
Intercompany receivable	—	—	—	—	—	54,358	—	600	(54,958)	—
Inventories, net	—	59,554	32,113	(885)	90,782	—	58,669	32,113	—	90,782
Prepaid expenses	—	4,226	4,765	11,437	20,428	150	4,076	4,765	11,437	20,428
Deferred income taxes	—	(2,868)	5,673	(2,805)	—	—	—	—	—	—

Total current assets	—	149,885	62,862	6,671	219,418	54,736	143,707	64,496	(43,521)	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392	—	80,154	10,238	—	90,392
EQUITY INVESTMENT IN SUBSIDIARIES	62,537	44,647	50,305	(157,489)	—	164,615	8,540	—	(173,155)	—
INTANGIBLE ASSETS, net	—	34,610	—	—	34,610	—	34,610	—	—	34,610
OTHER ASSETS, net	—	35,821	3,354	(28,834)	10,341	3,500	6,745	32	64	10,341

TOTAL ASSETS	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

	LIABILITIES AND STOCKHOLDERS’ INVESTMENT					LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$81	$—	$—	$81	$14,800	$81	$—	$—	$14,881
Accounts payable	—	54,365	20,161	(1,075)	73,451	—	53,827	19,624	—	73,451
Intercompany payable	—	—	—	—	—	—	50,530	4,428	(54,958)	—
Accrued liabilities, other	—	20,590	16,057	6,770	43,417	11,699	13,716	6,501	11,501	43,417

Total current liabilities	—	75,036	36,218	5,695	116,949	26,499	118,154	30,553	(43,457)	131,749
LONG-TERM DEBT, net	—	164,800	25,731	(25,717)	164,814	150,000	—	14	—	150,014
DEFERRED TAX LIABILITIES	—	29,714	(816)	(28,898)	—	—	—	—	—	—
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	—	2,566	6,605	—	9,171	2,410	154	6,607	—	9,171

Total liabilities	—	285,273	74,466	(48,920)	310,819	178,909	131,465	43,902	(43,457)	310,819
STOCKHOLDERS’ INVESTMENT	62,537	59,844	52,293	(130,732)	43,942	43,942	142,291	30,864	(173,155)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$62,537	$345,117	$126,759	$(179,652)	$354,761	$222,851	$273,756	$74,766	$(216,612)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Previously Reported					Restated
	Parent	Guarantor	Non-Guarantor			Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated	Company	Companies	Companies	Elimination	Consolidated
			(Unaudited)					(Unaudited)
			(In thousands)					(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$3,275	$(432)	$712	$3,555	$3,555	$584	$2,704	$(3,288)	$3,555
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	7,128	2,348	—	9,476	—	7,128	2,348	—	9,476
Noncash amortization of debt financing costs	—	449	—	—	449	94	355	—	—	449
Share-based compensation expense	—	1,944	—	—	1,944	—	1,944	—	—	1,944
Gain on sale of assets	—	(6,049)	(17)	—	(6,066)	—	(6,049)	(17)	—	(6,066)
Deferred income tax (benefit) provision	—	(1,922)	(1,961)	—	(3,883)	19	(16)	(3,886)	—	(3,883)
Equity gain in subsidiaries	—	—	—	—	—	(3,169)	(119)	—	3,288	—
Noncash loss on forward exchange contracts	—	—	5,936	—	5,936	—	—	5,936	—	5,936
Change in other operating items	—	(16,771)	(5,058)	(712)	(22,541)	5,012	(21,832)	(5,291)	(430)	(22,541)

Net cash (used in) provided by operating activities	—	(11,946)	816	—	(11,130)	5,511	(18,005)	1,794	(430)	(11,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5,564)	(1,260)	—	(6,824)	—	(5,564)	(1,260)	—	(6,824)
Proceeds from disposal/sale of property, plant and equipment	—	7,434	20	—	7,454	—	7,434	20	—	7,454
Other investing activities	—	(676)	(4,301)	—	(4,977)	—	(864)	(4,113)	—	(4,977)

Net cash provided by (used in) investing activities	—	1,194	(5,541)	—	(4,347)	—	1,006	(5,353)	—	(4,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	—	(89,000)	—	—	(89,000)	(89,000)	—	—	—	(89,000)
Borrowings under revolving credit facility	—	101,000	—	—	101,000	101,000	—	—	—	101,000
Payments on capital lease obligations	—	(57)	(7)	—	(64)	—	(58)	(6)	—	(64)
Change in intercompany receivables/payables	—	—	—	—	—	(17,361)	17,517	(586)	430	—
Debt issuance costs and other	—	(251)	—	—	(251)	104	(355)	—	—	(251)

Net cash provided by (used in) financing activities	—	11,692	(7)	—	11,685	(5,257)	17,104	(592)	430	11,685

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(580)	3,103	—	2,523	—	—	2,523	—	2,523

NET INCREASE (DECREASE) IN CASH	—	360	(1,629)	—	(1,269)	254	105	(1,628)	—	(1,269)

CASH:
Beginning of period	—	1,349	8,518	—	9,867	675	675	8,517	—	9,867

End of period	$—	$1,709	$6,889	$—	$8,598	$929	$780	$6,889	$—	$8,598

ITEM 2	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q/A, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q/A, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) the impact of changes made by governmental regulations on our customers or on our business; (vi) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (vii) our ability to obtain future financing due to changes in the lending markets or our financial position; (viii) our ability to comply with the financial covenants in our revolving credit facility; and (ix) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K/A for fiscal year ending December 31, 2008, and in our Quarterly Report on Form 10-Q/A for fiscal period ending March 31, 2009. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, other than as disclosed in our quarterly report on Form 10-Q/A for the period ending March 31, 2009, and the risk factors set forth below to address our new debt structure and stockholder rights plan:
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