Form 10-K
period 2009-12-31
Commercial Vehicle Group, Inc.
filed 2010-03-12
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2009	001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1990662 (I.R.S. Employer Identification No.)

7800 Walton Parkway New Albany, Ohio (Address of Principal Executive Offices)	43054 (Zip Code)

Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009, was $26,814,956.

As of February 26, 2010, 23,666,857, shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 13, 2010 (the “2010 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry prospects and our results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position and (ix) our ability to comply with the financial covenants in our revolving credit facility. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by virtually every major North American commercial vehicle original equipment manufacturer (“OEM”), which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.

Demand for our products is generally dependent on the number of new commercial vehicles manufactured, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates.

New commercial vehicle demand in the North American Class 8 truck market has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of Class 8 heavy trucks in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Demand for commercial vehicles improved from 2004 to 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of pre-orders in 2006 and weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the recent tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. North American Class 8 production levels in 2009 were down approximately 42% over the same period in 2008 as the overall weakness in the North American economy and credit markets continue to put pressure on the demand for new vehicles. If the sustained downturn in the economy and the disruption in the financial markets continue, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. Demand in the construction equipment market in 2009 has declined significantly from 2008 as a result of the continuing economic downturn in the housing and financial markets. If the downturn in the global economy and the disruption in the financial markets continue, we expect that low demand for construction equipment could continue to have a negative impact on our revenues, operating results and financial position.

Industry

Within the commercial vehicle industry, we sell our products primarily to the global OEM truck market (approximately 48% of our 2009 revenues), the global construction OEM market (approximately 15% of our 2009 revenues), the military market (approximately 10% of our 2009 revenues) and the aftermarket and OEM service organizations (approximately 14% of our 2009 revenues). The majority of the remaining 13% of our 2009 revenues was derived primarily from other global commercial vehicle and specialty markets.

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

Our largest end market, the commercial truck and construction industry, is supplied by heavy- and medium-duty commercial vehicle suppliers as well as automotive suppliers. The commercial vehicle supplier industry is fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes and can have considerable barriers to entry, including the following: (1) significant investment requirements, (2) stringent technical and manufacturing requirements, (3) high transition costs to shift production to new suppliers, (4) just-in-time delivery requirements and (5) strong brand name recognition. Foreign competition can be limited in the commercial vehicle market due to many factors, including the need to be responsive to order changes on short notice and high shipping costs.

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

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels for 2001 through 2009 in North America:

	2001	2002	2003	2004	2005	2006	2007	2008	2009
				(Thousands of units)

Class 8 heavy trucks	146	181	182	269	339	376	212	206	118
Class 5-7 light and medium-duty trucks	189	202	197	235	253	275	206	158	98

Total	335	383	379	504	592	651	418	364	216

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2010).

The following describes the major markets within the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end users, and (3) the ability to meet just-in-time delivery requirements. According to ACT, four companies represented approximately 98% of North American Class 8 truck production in 2009. The percentages of Class 8 production represented by Daimler Trucks, International, PACCAR, and Volvo/Mack were approximately 31%, 27%, 26% and 14%, respectively. We supply products to all of these OEMs.

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

In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase, along with new truck sales. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly from December 2003 through 2005. In 2006, OEMs received larger than expected pre-orders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, 2008 and 2009, the demand for North American Class 8 heavy trucks experienced a downturn as a result of 2006 pre-orders, a weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

The following table illustrates North American Class 8 truck build for the years 1998 to 2014:

North American Class 8 Truck Build Rates
(In thousands)

“E” — Estimated
Source: ACT Commercial Vehicle OUTLOOK (February 2010).

According to ACT, unit production for 2010 is estimated to increase approximately 19% from 2009 levels to approximately 141,000 units. We believe that the decrease from 2008 to 2009 was caused primarily by the weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

We believe the following factors are currently driving the North American Class 8 truck market:

Economic Conditions.  The North American truck industry is directly influenced by overall economic growth, consumer spending and the ability of our customers to access capital. Since truck OEMs supply the fleet lines of North America, their production levels generally match the demand for freight. The freight carried by these trucks includes consumer goods, machinery, food and beverages, construction equipment and supplies, electronic equipment and a wide variety of other materials. Since most of these items are driven by macroeconomic conditions, the truck industry tends to follow trends of gross domestic product (“GDP”). Generally, given the dependence of North American shippers on trucking as a freight alternative, general economic conditions have been a primary indicator of future truck builds.

Truck Freight Growth.  According to ACT’s U.S. freight composite, freight volumes are expected to recover beginning in 2010. The ACT freight composite is a measure created to estimate the amount of freight hauled by weighting different sectors of the economy for their contribution to overall freight. ACT forecasts that total U.S. freight composite will increase from 10.9 trillion in 2009 to 13.0 trillion in 2014, as summarized in the following graph:

Total U.S. Freight Composite
(In billions)

“E” — Estimated
Source: ACT Research Co. (2010).

Truck Replacement Cycle and Fleet Aging.  Since 1998, the average age of active Class 8 trucks has increased from approximately 5.5 years in 1998 to approximately 6.5 years in 2009. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks
(In years)

“E” — Estimated
Source: ACT Research Co. (2010).

Commercial Truck Aftermarket

Typically, demand for aftermarket products tends to be counter cyclical to OEM demand because vehicle owners are more likely to repair vehicles than purchase new ones during recessionary periods. Therefore, aftermarket demand moderately increases during such periods. Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Aftermarket sales tend to be at a higher margin, as truck component suppliers are able to leverage their already established fixed cost base and exert moderate pricing power with their replacement parts. The recurring nature of aftermarket revenue provides some insulation to the overall cyclical nature of the industry, as it tends to provide a more stable stream of revenues.

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

Military Equipment Market

We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Sales and production of these vehicles can be influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles has increased as the result of the continuing conflict in the Middle East. In addition, demand has increased for remanufacturing and replacement of the large fleet of vehicles that have served in the Middle East due to over-use and new armor and technology requirements.

Commercial Vehicle Industry Trends

Our performance and growth are directly related to trends in the commercial vehicle market and focus on operator retention, comfort and safety. These commercial vehicle industry trends include the following:

Globalization of Suppliers.  Commercial vehicle OEMs manufacture and sell their products in various geographic markets around the world. Having operations in the geographic markets in which OEMs produce their global platforms enables suppliers to meet OEMs’ needs more economically and more efficiently.

Shift of Design, Engineering and Research and Development to Suppliers.  OEMs are focusing their efforts on brand development and overall vehicle design, instead of the design of individual vehicle systems. OEMs are increasingly looking to their suppliers to provide suggestions for new products, designs, engineering developments and manufacturing processes. As a result, strategic suppliers are gaining increased access to confidential planning information regarding OEMs’ future vehicle designs and manufacturing processes. Systems and modules increase the importance of strategic suppliers because they generally increase the percentage of vehicle content.

Broad Manufacturing Capabilities.  OEMs are seeking suppliers to manufacture systems and products utilizing alternative materials and processes in order to meet their demand for customized styling, performance or cost requirements. In addition, while OEMs seek to differentiate their vehicles through the introduction of innovative features, suppliers are proactively developing new products and manufacturing capabilities and processes to meet OEMs’ requirements.

Ongoing Supplier Consolidation.  We believe the worldwide commercial vehicle supply industry is continuing to consolidate as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible work rules and practices, acquire complementary technologies, build stronger customer relationships and follow their OEM customers as they expand globally. Furthermore, the cost focus of most major OEMs has forced suppliers to reduce costs and improve productivity on an ongoing basis, including economies of scale through consolidation. Financial distress created by the global economic environment in recent years has also impacted the trend in consolidating suppliers.

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.  We believe that we are the leading supplier of seating systems and soft interior trim products, one of the only non-captive manufacturers of Class 8 truck body systems (which includes cab body assemblies) for the North American commercial vehicle heavy-truck market and one of the largest global suppliers of construction vehicle seating systems. Our products are marketed under brand names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These brands include KAB Seating, National Seating, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch®, Road Scan and ComforTEKtm.

Comprehensive Cab Product and Cab System Solutions.  We believe that we offer the broadest product range of any commercial vehicle cab supplier. We manufacture a broad base of products, many of which are critical to the interior and exterior subsystems of a commercial vehicle cab. We also utilize a variety of different processes, such as urethane molding, injection molding, large composite molding, thermoforming and vacuum forming that enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, which provides us with a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

End-User Focused Product Innovation.  We believe that commercial vehicle market OEMs continue to focus on interior and exterior product design, comfort and features to better serve their end user, the operator, and our customers are seeking suppliers that can provide product innovation. We have a full service engineering and research and development organization to assist OEMs in meeting their needs which helps enable us to secure content on current platforms and models.

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

Significant Barriers to Entry.  We believe we are a leader in providing system solutions and products to long running platforms. Considerable barriers to entry exist, including significant investment and engineering requirements, stringent technical and manufacturing requirements, high transition costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and strong brand name recognition.

Proven Management Team.  Our management team is highly respected within the commercial vehicle market, and our six executive officers have a combined average of 30 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions, improving processes through cyclical periods and revenue expansion through product, market and customer diversification.

Strategy

Our primary growth strategies are as follows:

Increase Content, Expand Customer Penetration and Leverage System Opportunities.  We believe we are one of the only integrated commercial vehicle suppliers that can offer complete cab systems. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the cabs manufactured by these OEMs. These products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles. We have established operations in North America, Europe, Asia and Australia and are aggressively working to secure new business from both existing and new customers on a global basis.

Leverage Our New Product Development Capabilities.  We continue to invest in our engineering and research and development capabilities so that we can meet the evolving demands of our customers and end users. As an example, we have recently launched a “Green” concept flooring product that addresses the truck idling concerns by improving temperature retention within the cab, thus reducing the need for idling which conserves fuel. In addition, this new flooring, marketed as ComforTEKtm, for the aftermarket is manufactured using recycled materials. We believe we will continue to design and develop new products that add or improve content and increase cab comfort and safety.

Capitalize on Operating Leverage.  We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput and we continue to utilize our Lean Manufacturing and Total Quality Production Systems (“TQPS”) program philosophy. We believe our ongoing cost saving initiatives, supplier consolidation and sourcing efforts will enable us to continue to lower our manufacturing costs. As a result, we believe we are well positioned to improve our operating margins and capitalize on any volume increases with minimal additional capital expenditures.

Grow Sales to the Aftermarket.  While commercial vehicles have a relatively long life, certain components, such as seats, wipers and mirrors, are replaced more frequently. We believe this provides increased opportunities for our aftermarket products as the number of vehicles in operation increases, along with the growing average age of vehicles and the number of miles driven per vehicle. We believe that there are opportunities to leverage our brand recognition to increase our sales to the replacement aftermarket.

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

Products

We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial truck, construction, bus, agricultural, military, end market industrial, marine, municipal, recreation and specialty vehicle. We believe fleets and OEMs continue to focus on cabs and interiors to differentiate their products and improve operator comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we also supply “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, temperature measurement devices and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) electronic wire harnesses and panel assemblies, (3) cab structures, sleeper boxes, body panels and structural components, (4) trim systems and components and (5) mirrors, wipers and controls

See Notes 2 and 11 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

Set forth below is a brief description of our products and their applications:

Seats and Seating Systems.  We design, engineer and produce seating systems primarily for heavy trucks in North America and for commercial vehicles used in the construction and agricultural industries through our European and Asian operations. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include mechanical and air suspension seats, static seats and bus seats. As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our five product categories.

Heavy Truck Seats.  We produce seats and seating systems for heavy trucks primarily in our North American operations. Our heavy truck seating systems are designed to achieve maximum operator comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our heavy truck seats are highly specialized based on a variety of different seating options offered in OEM product lines. Our seats are built to customer specifications in low volumes and consequently are produced in numerous combinations with a wide range of price points.

We differentiate our seats from our competitors’ seats by focusing on three principal goals: operator comfort, operator retention and decreased workers’ compensation claims. Operators of heavy trucks recognize and are often given the opportunity to specify their choice of seat brands, and we strive to develop strong customer loyalty both with the commercial vehicle OEMs and among operators. We believe that we have superior technology and can offer a unique seat that is ergonomically designed, accommodates a range of operator sizes and absorbs shock to maximize operator comfort.

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

Other Seating Products.  We also manufacture office seating products. Our office chair was developed as a result of our experience supplying seats for the heavy truck, agricultural and construction industries and is fully adjustable to maximize comfort at work. Our office chairs are available in a wide variety of colors and fabrics to suit many different office environments, such as emergency services, call centers, receptions, studios, boardrooms and general office.

Electronic Wire Harnesses and Panel Assemblies.  We produce a wide range of electronic wire harnesses and electrical distribution systems and related assemblies as well as panel assemblies used in commercial vehicles and other equipment. Set forth below is a brief description of our principal products in this category.

Electronic Wire Harnesses.  We offer a broad range of complex electronic wire harness assemblies that function as the primary current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits and other electronic applications on a commercial vehicle. Our wire harnesses are highly customized to fit specific end-user requirements. We provide our wire harnesses for a wide variety of commercial vehicles, tactical vehicles, specialty trucks, automotive and other specialty applications, including heavy construction and forestry machines and mining trucks.

Panel Assemblies.  We assemble large, integrated components such as panel assemblies and cabinets for commercial vehicle OEMs and other heavy equipment manufacturers. The panels and cabinets we assemble are installed in key locations on a vehicle or unit of equipment, are integrated with our wire harness assemblies and provide user control over multiple operational functions and features.

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.  We design, engineer and produce complete cab structures, sleeper boxes, body panels and structural components for the commercial vehicle industry in North America. Set forth below is a description of our principal products in this category:

Cab Structures.  We design, manufacture and assemble complete cab structures used primarily in heavy trucks for major commercial vehicle OEMs in North America. Our cab structures, which are manufactured from both steel and aluminum, are delivered to our customers fully assembled and primed for paint. Our cab structures are built to order based upon options selected by the vehicles’ end-users and delivered to the OEMs, in line sequence, as these end-users’ trucks are manufactured by the OEMs.

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

Bumper Fascias and Fender Liners.  Our highly durable, lightweight bumper fascias and fender liners are capable of withstanding repeated impacts that could deform an aluminum or steel bumper. We utilize a production technique that chemically bonds a layer of paint to the part after it has been molded, thereby enabling the part to keep its appearance even after repeated impacts.

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

Body Panels (Headliners/Wall Panels).  Headliners consist of a substrate and a finished interior layer made of fabrics and other materials. While headliners are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products. As the amount of electronic and electrical content available in vehicles has increased, headliners have emerged as an important carrier of electronic features such as lighting systems.

Storage Systems.  Our modular storage units and custom cabinetry are designed to improve comfort and convenience for the operator. These storage systems are designed to be integrated with the interior trim. These units may be easily expanded and customized with features that include refrigerators, sinks and water reservoirs. Our storage systems are constructed with durable materials and designed to last the life of the vehicle.

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

Windshield Wiper Systems.  We offer application-specific windshield wiper systems and individual windshield wiper components for the commercial vehicle market. Our windshield wiper systems are generally delivered to the OEM fully assembled and ready for installation. A windshield wiper system is typically comprised of an electric motor, linkages, arms, wiper blades, washer reservoirs and related pneumatic or electric pumps.

Controls.  We offer a range of controls and control systems for window lifts, door locks, HVAC controls and electric switch products.

Manufacturing

A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. Our seating operations utilize a variety of manufacturing techniques whereby foam and various other components along with fabric, vinyl or leather are affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. Generally, we utilize outside suppliers to produce the individual components used to assemble the seat frame.

•	Electronic Wire Harnesses and Panel Assemblies. We utilize several manufacturing techniques to produce the majority of our electronic wire harnesses and panel assemblies. Our processes, both manual and automated, are designed to produce complex, low- to medium-volume wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are both electronically and hand tested.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We utilize a wide range of manufacturing processes to produce the majority of the steel and aluminum stampings used in our cab structures, sleeper boxes, body panels and structural components and a variety of both robotic and manual welding techniques in the assembly of these products. In addition, we have facilities with large capacity, fully automated E-coat paint priming systems allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs. We also have large press lines which provide us with the in-house manufacturing flexibility for both aluminum and steel stampings delivered just-in-time to our cab assembly plants.

•	Trim Systems and Components. Our interior systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding, heavy-gauge thermoforming and vacuum forming as well as various cutting, sewing, trimming and finishing methods.

•	Mirrors, Wipers and Controls. We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily hand assembled, tested and packaged.

We have a broad array of processes to offer our commercial vehicle OEM customers to enable us to meet their styling and cost requirements. The vehicle cab is the most significant and appealing aspect to the operator of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features.

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

In many instances, we keep track of our build sequence by product identification numbers and components are identified by bar code. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.

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

Within our cyclical industry, we strive to manage down cycles by running our facilities at capacity while maintaining the capability and flexibility to expand. We have plans to work with our employees and rely on their involvement to help minimize problems and re-align our capacity during fluctuating periods of increased or decreased production levels to achieve on-time delivery.

As a means to continuously enhance our operations, we utilize the TQPS philosophy throughout our operations. TQPS is our customized version of Lean Manufacturing and consists of a 32 hour interactive class that is taught exclusively by members of our management team. TQPS is an analytical process in which we analyze each of our manufacturing cells and identify the most efficient process to improve efficiency and quality. The goal is to achieve total cost management and continuous improvement. Some examples of TQPS-related improvements are: reduced labor to move parts around the facility, clear walking paths in and around manufacturing cells and increased safety. An ongoing goal is to reduce the time employees spend waiting for materials within a facility. In an effort to increase operational efficiency, improve product quality and provide additional capacity, we intend to continue to implement TQPS improvements at each of our manufacturing facilities.

Raw Materials and Suppliers

A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. The principal raw materials used in our seat systems include steel, aluminum and foam related products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements are for a term of at least one year and are terminable by us for breach or convenience.

•	Electronic Wire Harnesses and Panel Assemblies. The principal raw materials used to manufacture our electronic wire harnesses are wire, connectors, terminals, switches, relays and various covering techniques involving braided yarn, braided copper, slit and non-slit conduit and RIM molding foam. These raw materials are obtained from multiple suppliers and are generally readily available.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets and stamp at our Shadyside, Ohio facility. These raw materials are generally readily available and obtained from several suppliers, typically under purchase contracts which fix price and supply for up to one year.

•	Trim Systems and Components. The principal raw materials used in our interior systems processes are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are obtained from multiple suppliers, typically under supply agreements which are for a term of typically one year or more and terminable by us for breach or convenience.

•	Mirrors, Wipers and Controls. The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems and mirrors.

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time less than a year. Due to the volatility in pricing over the last several years, we are using tools such as market index pricing and live auctions to assist in reducing our overall cost. In 2009, we observed a decrease in pricing for many of the commodity based materials as compared to previous years including steel, copper and petro chemicals. We continue to closely align our customer pricing and material costs to minimize the impact of such material swings. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck market. Approximately 48% of our 2009 revenues and approximately 44% of our 2008 revenues were derived from sales to commercial vehicle truck OEMs, with the remainder of our revenues being generated principally from sales to the construction, military, aftermarket and OEM service markets.

The following is a summary of our revenues by end-user market based on final destination customers and markets for the three years ended December 31:

	2009	2008	2007

Heavy Truck OEM	48%	44%	41%
Construction	15	24	26
Aftermarket and OEM Service	14	12	13
Military	10	8	6
Bus	4	3	3
Agriculture	1	1	1
Other	8	8	10

Total	100%	100%	100%

Our principal customers include International, PACCAR, Volvo/Mack, Daimler Trucks, Oshkosh Truck, Caterpillar, Komatsu, MAN and Deere & Co. We believe we are an important long-term supplier to all of our customers because of our comprehensive product offerings, leading brand names and product innovation.

The following is a summary of our significant revenues based on final destination customers and markets by OEM customer for the three years ended December 31:

	2009	2008	2007

International	16%	15%	11%
PACCAR	14	12	14
Volvo / Mack	10	10	11
Daimler Trucks	9	11	11
Oshkosh Truck	8	5	4
Caterpillar	7	11	11
Komatsu	2	3	3
MAN	2	3	1
Deere & Co.	2	2	3
Other	30	28	31

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2009.

Our European, Chinese, Australian and Mexican operations collectively contributed approximately 20%, 26% and 23% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The change in revenue by geographic location in 2009 is primarily related to the impact of the economic conditions in these regions of the world and its related impact on end market demand.

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

Our principal customers for our aftermarket sales include OEM dealers and independent wholesale distributors. Our sales and marketing efforts for our aftermarket sales are focused on support of these two distribution chains, as well as direct contact with major fleets.

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

Competition

Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. We believe we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems in sequence integrating interior systems (including seats, interior trim and flooring systems), mirrors and wire harnesses with the cab structure. A summary of our estimated market position and primary independent competitors is set forth below:

•	Seats and Seating Systems. We believe that we have the number one market position in North America supplying seats and seating systems to the commercial vehicle heavy-truck market. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Accuride Corporation, Grammer AG and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen.

•	Electronic Wire Harnesses and Panel Assemblies. We believe that we are a leading supplier of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy-truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as AEES (Alcoa Electronic and Electrical Systems), Delphi, Leoni, Nexans, PKC, Stoneridge, Forschner, Yazaki, Sumitomo and smaller independent companies such as Fargo Assembly, St. Clair Technologies, Schofield and Unlimited Services.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We believe we are a leading non-captive supplier in the North American commercial vehicle heavy-truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Ogihara Corporation, Spartanburg Stamping, Able Body and Defiance Metal Products.

•	Trim Systems and Components. We believe that we have the number one market position in the North American commercial vehicle heavy-truck market with respect to our soft interior trim products and a leading presence in the hard interior trim market. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Fabriform, TPI, Superior, Trim Masters, Inc., Blachford Ltd. and Magna.

•	Mirrors, Wipers and Controls. We believe that we are a leading supplier in the North American commercial vehicle heavy-truck market with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Wexco, Trico and Valeo.

Research and Development, Design and Engineering

We believe our state-of-the-art research and development center enables us to offer superior quality and technologically advanced products to our customers at competitive prices. From concept to prototyping, we offer our customers complete integrated design, prototype and evaluation services that are necessary in today’s demanding markets. With state-of-the-art laboratories for virtual driving, acoustics, thermal efficiency, benchmarking, durability, biomechanics, comfort, prototyping and process prove-out, we design integrated solutions for the end-user, the fleet manager and the OEM.

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

We are currently involved in the design stage of several products for our customers and expect to begin production of these products in the years 2011 to 2014.

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

We market our products under brand names that include KAB Seating, National Seating, Sprague Devices®, Prutsmantm, Moto Mirror®, RoadWatch®, Road Scan and ComforTEKtm. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles soften during the holiday seasons in North America, Europe and Asia as OEM manufacturers generally close their production facilities at various times during the year.

Employees

As of December 31, 2009, we had approximately 4,551 permanent employees, of which approximately 19% were salaried and the remainder were hourly. Approximately 43% of the employees in our North American operations were unionized, and approximately 60% of our employees at our European, Asian and Australian operations were represented by shop steward committees. We have not experienced any material strikes, lockouts or work stoppages during 2009 and consider our relationship with our employees to be satisfactory. On an as needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2010 or 2011. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Government Regulations

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing Heavy-duty (Class 8) diesel engines that went into effect in the United States on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. In anticipation of the new emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB effective January 2010, we saw a moderate increase in purchases of new vehicles in late 2009.

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

Executive Officers of Registrant

The following table sets forth certain information with respect to our executive officers as of February 26, 2010:

Name	Age	Principal Position(s)

Gerald L. Armstrong	48	President and General Manager of Cab Systems
W. Gordon Boyd	62	President of Seating Systems
Mervin Dunn	56	President, Chief Executive Officer and Director
Kevin R.L. Frailey	43	Executive Vice President and General Manager of Electrical Systems
Milton D. Kniss	62	Executive Vice President and General Manager of Seating Systems
Chad M. Utrup	37	Executive Vice President, Chief Financial Officer and Secretary

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

W. Gordon Boyd has served as President of Seating Systems since January 2010. From December 2008 to January 2010, Mr. Boyd served as Senior Advisor to the Chief Executive Officer. From November 2006 to December 2008, Mr. Boyd served as President — CVG Global Construction. From June 2005 to November 2006, Mr. Boyd served as President — CVG International and prior thereto served as our President — Mayflower Vehicle Systems from the time we completed the acquisition of Mayflower in February 2005. Mr. Boyd joined Mayflower Vehicle Systems U.K. as Manufacturing Director in 1993. In 2002, Mr. Boyd became President and Chief Executive Officer of MVS, Inc.

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

If any of these certain risks and uncertainties were to actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. These risks and uncertainties include, but are not limited to, the following:

•	The agreement governing our revolving credit facility contains financial covenants, and that agreement and the agreement governing our second lien term loan (the “second lien term loan”), the indenture governing the 11%/13% third lien senior secured notes (the “third lien notes”) and the indenture governing the 8.0% senior notes due 2013 (the “8% senior notes”) contain other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

We entered into a loan and security agreement on January 7, 2009 (the “Loan and Security Agreement”) providing for a new revolving credit facility that replaced our prior revolving credit facility. Under the Loan and Security Agreement, we are required, under certain circumstances, to comply with a minimum EBITDA covenant or a fixed charge coverage ratio covenant, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities — Loan and Security Agreement.” On March 12, 2009, we entered into a first amendment to the Loan and Security Agreement to provide us with relief under the minimum EBITDA covenant in 2009 and to make certain other changes, including an increase in the applicable margin for borrowings, capital expenditure limitations for 2009 and a temporary decrease in domestic availability. On August 4, 2009, we entered into a second amendment to the Loan and Security Agreement, pursuant to which the lender agreed, among other things, to waive a covenant default resulting from our failure to be in compliance with the minimum EBITDA covenant as of June 30, 2009. We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. If we are not able to comply with these covenants when required and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms, if at all. In addition, if we do not comply with the financial or other covenants in the Loan and Security Agreement when required, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. The lender would also have the right in these circumstances to terminate any commitments it has to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

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

The second lien credit agreement (the “Second Lien Credit Agreement”), the indenture governing our second lien term loan, the indenture governing the 8.0% senior notes, and the indenture governing the third lien notes also contain restrictive covenants. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

•	Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

The aggregate amount of our outstanding indebtedness was $162.6 million as of December 31, 2009. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to you as a stockholder. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the Loan and Security Agreement, the Second Lien Credit Agreement and the indentures governing the third lien notes and the 8% senior notes;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

The Loan and Security Agreement, the Second Lien Credit Agreement and the indentures governing the third lien notes and the 8% senior notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

•	Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. We may not be able to refinance or restructure our indebtedness before it becomes due.

Our ability to pay interest on and principal of the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes and to satisfy our other debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

Our revolving credit facility and the second lien term loan are due in 2012, and the third lien notes and the 8% senior notes are due in 2013. We may not be able to refinance or restructure our revolving credit facility or our long-term debt before it becomes due. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Loan and Security Agreement, the Second Lien Credit Agreement, the indenture governing the third lien notes and the indenture governing the 8% senior notes, or any agreements governing any future debt instruments, restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our long-term debt.

•	Provisions in our charter documents, our stockholder rights plan and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock.

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

We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 and 2008 as a result of pre-orders in 2006 in anticipation of the new EPA emission standards becoming effective in 2007 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. We cannot provide any assurance as to the length or ultimate level of the recovery of the current decline. We also cannot predict that the industry will follow past cyclical patterns that might include strong pre-orders in advance of new emissions standards or declines driven by post-EPA standards or economic conditions. North American Class 8 production levels in 2009 were down approximately 42% over 2008 as the overall weakness in the North American economy and credit markets continue to put pressure on the demand for new vehicles. If unit production of Class 8 heavy trucks remains depressed or declines further in 2010, it may continue to adversely affect our business and results of operations.

•	Our results of operations could be significantly lower as a result of the severe downturn in the U.S. and global economy.

Our results of operations are directly impacted by changes in the United States economy and global economic conditions. The significant downturn in the United States and global economies in 2009 lowered demand for our products. This lower demand reduced our revenues by approximately 40% for the year ended December 31, 2009 compared to the prior year period and reduced our operating income. It is uncertain if economic conditions will deteriorate further, or when economic conditions will improve. A prolonged recession could result in lower earnings and reduced cash flow that, over time, could have a material adverse impact on our ability to fund our operations and capital requirements.

•	Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under our Loan and Security Agreement and the other agreements governing our outstanding indebtedness will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. In addition, tightening of credit markets may have an adverse impact on our customers’ ability to finance the purchase of new commercial vehicles or our suppliers’ ability to provide us with raw materials, either of which could adversely affect our business and results of operations.

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

Numerous raw materials are used in the manufacture of our products. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for raw materials, our business is subject to the risk of price increases and periodic delays in delivery. For example, we are currently being assessed surcharges on certain purchases of steel, copper and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition.

•	We may be unable to complete additional strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions.

We may pursue additional acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in the agreement governing our revolving credit facility, second lien term loan, third lien notes and 8% senior notes may further limit our ability to complete acquisitions. There can be no assurance that we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If we fail to complete additional acquisitions, we may have difficulty competing with more thoroughly integrated competitors and our results of operations could be adversely affected. To the extent that we do complete additional acquisitions, if the expected synergies from such acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

•	We may be adversely impacted by labor strikes, work stoppages and other matters.

The hourly workforces at our Norwalk and Shadyside, Ohio facilities and Mexico operations are unionized. The unionized employees at these facilities represented approximately 43% of our employees in our North American operations as of December 31, 2009. We are currently in negotiations with the union at our Norwalk facility regarding the closure of that facility. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, 60% of our employees at our Europe and Asia operations are represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environmental and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material and adverse effect on us. The environmental laws to which we are subject have become more stringent over time, and we could incur material expenses in the future to comply with environmental laws. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2010 or 2011. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing Heavy-duty (Class 8) diesel engines that went into effect in the United States on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.

Sales to International, PACCAR, Volvo/Mack, Daimler Trucks, Oshkosh Trucks, and Caterpillar accounted for approximately 16%, 14%, 10%, 9%, 8% and 7%, respectively, of our revenue in 2009, and our ten largest customers accounted for approximately 72% of our revenue in 2009. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, China, Australia and Mexico, which accounted for approximately 20% of our revenues in 2009. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, China, Australia and Mexico, which accounted in the aggregate for approximately 20%, 26% and 23% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. There are certain risks inherent in our international business activities including, but not limited to:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers, who may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries, which may exceed those in the United States withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation, on foreign earnings;

•	intellectual property protection difficulties;

•	general economic and political conditions in countries where we operate, which may have an adverse effect on our operations in those countries;

•	the difficulties associated with managing a large organization spread throughout various countries; and

•	complications in complying with a variety of foreign laws and regulations, which may conflict with United States law.

As we continue to expand our business on a global basis, we are increasingly exposed to these risks. Our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks associated with foreign operations. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business, financial condition or results of operations as a whole.

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

•	The market price of our common stock may continue to be extremely volatile.

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

Moreover, we warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these

OEMs’ customers, in some cases for as long as seven years. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform with their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would adversely affect our results of operations.

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

As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity and intend to apply this strategy to those operations acquired through acquisitions. We may be unsuccessful in achieving these objectives which could adversely affect our operating results and financial condition. In addition, we may incur restructuring charges in the future and such charges could adversely affect our operating results and financial condition. In 2009, we announced the following restructuring plans:

•	A reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities to be closed include an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The decision to reduce our workforce was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed these activities as of December 31, 2009.

•	The closure of our Vancouver, Washington manufacturing facility. The decision to close the facility was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed this closure as of December 31, 2009.

•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility is a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of our Norwalk, Ohio facility is a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We expect to substantially complete these activities by April 2010, but we may not be successful in reducing our costs within the expected time frame or at all.

We estimate that we will record total charges for all of these restructurings of approximately $4.0 million, consisting of approximately $2.0 million of severance costs and $2.0 million of facility closure costs. We estimate that all of the restructuring charges will be incurred as cash expenditures, of which approximately $1.9 million was incurred in 2009 and approximately $1.4 million and $0.7 million is expected to be incurred in 2010 and 2011, respectively. For the year ended December 31, 2009, we incurred charges of approximately $1.7 million in employee related costs and $2.0 million in facility closure costs.

•	Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary in conjunction with the execution of our periodic asset impairment assessment and testing policy.

We are required to perform impairment tests annually or at any time when events occur that could affect the value of our assets. Significant and unanticipated changes in circumstances, such as the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions, may result in a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity. In 2009, we determined that the continued decline in economic and industry conditions along with the closure of our Norwalk, Ohio facility were impairment indicators. As a result, we recorded impairments of approximately $30.1 million of intangible assets relating to customer relationships and trademark/tradename and approximately $17.3 million of long-lived assets. At December 31, 2009, we had other intangible assets of approximately $4.1 million.

We perform our annual indefinite-lived intangible asset impairment analysis in the second quarter of our fiscal year and whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We may be required to record a significant charge to earnings in a period in which any impairment of our intangible assets is determined. If macroeconomic conditions deteriorate further in 2010 and beyond, we may be required to record additional impairment charges in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2009:

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Douglas, Arizona	Warehouse	20,000 sq. ft.	Leased
Monona, Iowa	Wire Harness Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness Assembly	36,000 sq. ft.	Leased
Dekalb, Illinois	Cab Assembly	60,000 sq. ft.	Leased
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Wixom, Michigan	Engineering	7,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina (2 facilities)	Interior Trim, Seats	163,000 sq. ft.	Leased
Concord, North Carolina (3 facilities)	Injection Molding	155,000 sq. ft.	Leased
Norwalk, Ohio (2 facilities)	Cab Assembly and E-Coat	326,000 sq. ft.	Owned/Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Chillicothe, Ohio	Interior Trim	62,000 sq. ft.	Owned
New Albany, Ohio	Corporate Headquarters / R&D	89,000 sq. ft.	Leased

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Tigard, Oregon (2 facilities)	Interior Trim and Warehouse	91,000 sq. ft.	Leased
Vonore, Tennessee	Seats, Mirrors	200,000 sq. ft.	Owned
Tellico Plains, Tennessee	Cut and Sew	148,000 sq. ft.	Leased
Pikeville, Tennessee	Warehouse	15,000 sq. ft.	Leased
Dublin, Virginia (2 facilities)	Interior Trim and Warehouse	89,000 sq. ft.	Owned/Leased
Kent, Washington	Manufacturing and Office	14,000 sq. ft.	Leased
Vancouver, Washington (2 facilities)	Interior Trim and Warehouse	20,000 sq. ft.	Leased
Agua Prieta, Mexico (2 facilities)	Wire Harness Assembly	205,000 sq. ft.	Leased
Northampton, United Kingdom	Seat Assembly	210,000 sq. ft.	Leased
Seneffs (Brussels), Belgium	Seat Assembly	35,000 sq. ft.	Leased
Brisbane, Australia	Seat Assembly	50,000 sq. ft.	Leased
Shanghai, China (2 facilities)	Seat Assembly	76,500 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seat Assembly	52,000 sq. ft.	Owned
Liberec, Czech Republic	Wire Harness Assembly	104,000 sq. ft.	Leased
Kamyanets-Podilsky, Ukraine	Wire Harness Assembly	46,000 sq. ft.	Leased

We also have leased sales and service offices located in the United States, Australia and France.

Utilization of our facilities varies with North American, European and Asian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan, Aurora, Illinois and New Albany, Ohio facilities which are administrative offices and our leased warehouse facilities in Douglas, Arizona and Pikeville, Tennessee.

In February 2009, we announced the closure of the following facilities: our assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. We substantially completed these closure activities in 2009, however, we may still maintain some of the facilities until the lease obligations expire.

In December 2009, we announced restructuring plans for the closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility is a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of our Norwalk, Ohio facility is a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We expect to substantially complete these activities by April 2010.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, customer and supplier disputes and product liability claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service (“IRS”). The IRS routinely examines our federal income tax returns and, in the course of those examinations, the IRS may propose adjustments to our federal income tax liability reported on such returns. It is our practice to defend those proposed adjustments that we deem lacking merit. We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low

Year Ended December 31, 2009:
Fourth Quarter	$8.08	$4.43
Third Quarter	$7.70	$4.16
Second Quarter	$1.94	$0.51
First Quarter	$1.62	$0.40
Year Ended December 31, 2008:
Fourth Quarter	$7.20	$0.78
Third Quarter	$14.21	$7.11
Second Quarter	$14.42	$8.84
First Quarter	$14.86	$7.89

As of February 26, 2010, there were 140 holders of record of our outstanding common stock.

We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the credit agreement governing our revolving credit facility, second lien term loan, third lien notes and 8% senior notes.

The following graph compares the cumulative five year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a customized peer group of five companies that includes: Accuride Corporation, ArvinMeritor, Inc, Cummins, Inc., Eaton Corp. and Stoneridge, Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2004 and tracks it through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Commercial Vehicle Group, Inc., The NASDAQ Composite index and Commercial Vehicle Supplier Composite index

*	Based on $100 invested on December 31, 2004 in stock or index, including reinvestment of dividends

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Commercial Vehicle Group, Inc.	$100.00	$86.03	$99.86	$66.42	$4.26	$27.44
NASDAQ Composite	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
Commercial Vehicle Supplier Composite	$100.00	$94.09	$112.68	$172.66	$80.95	$124.57

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2009:

(c) Total
			Number of	(d) Maximum
			Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares (or Units)
	(a) Total	(b) Average	Publicly	that May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	per Share	Plans or	the Plans or
	Purchased	(or Unit)	Programs	Prgrams

Month #1
(October 1, 2009 through October 31, 2009)	84,200	$7.54	—	—
Month #2
(November 1, 2009 through November 30, 2009)	—	—	—	—
Month #3
(December 1, 2009 through December 31, 2009)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2009; however, our employees surrendered 84,200 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Third Amended and Restated Equity Incentive Plan.

Unregistered Sales of Equity Securities

On August 4, 2009, we issued 42,124 units, consisting of $42.1 million in aggregate principal amount of our 11%/13% third lien senior secured notes due 2013 and warrants to purchase 745,000 shares of our common stock, par value $0.01 per share. The units were issued in exchange for approximately $52.2 million in aggregate principal amount of the 8% senior notes due 2013. The units and the warrants were issued pursuant to a warrant and unit agreement dated August 4, 2009.

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

Material Events Affecting Financial Statement Comparability:

Collectively, our acquisitions of Mayflower, Monona and Cabarrus in 2005 and our acquisition of C.I.E.B. in 2006 and our acquisition of PEKM, Gage and Short Bark in 2007 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005, Note 3 to our consolidated financial statements contained in Items 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2008.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)

Statement of Operations Data:
Revenues	$458,569	$763,489	$696,786	$918,751	$754,481
Cost of revenues	448,912	689,284	620,145	768,913	620,031

Gross profit	9,657	74,205	76,641	149,838	134,450
Selling, general and administrative expenses	47,874	62,764	55,493	51,950	44,564
Amortization expense	389	1,379	894	414	358
Gain on sale of long-lived asset	—	(6,075)	—	—	—
Goodwill and intangible asset impairment	30,135	207,531	—	—	—
Long-lived asset impairment	17,272	—	—	—	—
Restructuring charges	3,651	—	1,433	—	—

Operating (loss) income	(89,664)	(191,394)	18,821	97,474	89,528
Other (income) expense	(11,119)	13,945	9,361	(3,468)	(3,741)
Interest expense	15,133	15,389	14,147	14,829	13,195
Loss on early extinguishment of debt	1,254	—	149	318	1,525
Expense relating to debt exchange	2,902	—	—	—	—

(Loss) income before income taxes	(97,834)	(220,728)	(4,836)	85,795	78,549
(Benefit) provision for income taxes	(16,299)	(13,969)	(1,585)	27,745	29,138

Net (loss) income	$(81,535)	$(206,759)	$(3,251)	$58,050	$49,411

(Loss) earnings per share:
Basic	$(3.74)	$(9.58)	$(0.15)	$2.74	$2.54
Diluted	$(3.74)	$(9.58)	$(0.15)	$2.69	$2.51
Weighted average common shares outstanding:
Basic	21,811	21,579	21,439	21,151	19,440
Diluted	21,811	21,579	21,439	21,545	19,697

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)

Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$75,785	$87,669	$117,172	$135,368	$119,104
Total assets	250,509	354,761	599,089	590,822	543,883
Total liabilities, excluding debt	125,630	145,924	174,029	163,803	150,797
Total debt	162,644	164,895	159,725	162,114	191,009
Total stockholders’ (deficit) investment	(37,765)	43,942	265,335	264,905	202,077
Other Data:
Net cash provided by (used in):
Operating activities	$18,181	$9,743	$47,575	$36,922	$44,156
Investing activities	(7,745)	(10,134)	(53,292)	(27,625)	(188,569)
Financing activities	(5,616)	5,043	(2,394)	(27,952)	188,547
Depreciation and amortization	16,667	19,062	16,425	14,983	12,064
Capital expenditures, net	6,140	12,523	17,274	22,389	20,669
North American Heavy-duty (Class 8) Truck Production (units)(1)	118,000	206,000	212,000	376,000	339,000

(1)	Source: ACT N.A. Commercial Vehicle OUTLOOK (March 2010).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the Heavy-duty (Class 8) truck market, the construction, military, bus and agriculture market and the specialty transportation markets. As a result of our strong leadership in cab-related products and systems, we are positioned to benefit from the increased focus of our customers on cab design and comfort and convenience features to better serve their end-user, the operator. Our products include static and suspension seat systems, electronic wire harness assemblies, control and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck OEMs, which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.

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

In 2009, approximately 44% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2009 was primarily derived from sales to OEMs in the global construction market, European truck market, aftermarket, OEM service organizations, military market and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to Heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in Heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for Heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

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

Along with the United States, we have operations in Europe, China, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars. Changes in these foreign currencies as compared to the U.S. dollar resulted in an approximate $14.0 million decrease in our revenues in 2009 as compared to 2008 and weakening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $6.9 million decrease in 2008 as compared to 2007. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2009 as compared to 2008 and in 2008 as compared to 2007.

We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:

•	sourcing efforts in Europe and Asia;

•	consolidating our supply base to improve purchasing leverage;

•	eliminating excess production capacity through the closure and consolidation of manufacturing or assembly facilities; and

•	implementing TQPS initiatives to improve operating efficiency and product quality.

In February 2009, we announced a restructuring plan that includes a 15% reduction in salaried workforce and the closure of five of our smaller manufacturing warehousing and assembly facilities. The facilities to be closed include our assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The restructuring is being implemented to control our operating costs in light of the current condition of the global economy, and in particular the commercial vehicle markets. We substantially completed the restructuring in 2009.

In December 2009, we announced restructuring plans for the closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility is a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of our Norwalk, Ohio facility is a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We expect to substantially complete these activities by April 2010.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including, but not limited to, those related to allowance for doubtful accounts, defined benefit pension plan assumptions, uncertain tax positions and goodwill and other intangible assets. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A — Risk Factors in this Annual Report on Form 10-K for additional information regarding risk factors that may impact our estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements.

Revenue Recognition and Sales Commitments — We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts.

Provisions for anticipated contract losses are recognized at the time they become evident. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had a provision for anticipated contract losses of $2.6 million as of December 31, 2009. We had a provision of $3.5 million as of December 31, 2008 and $0.4 million as of December 31, 2007.

Goodwill, Intangible and Long-Lived Assets — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2009. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.

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

Goodwill, Intangible and Long-Lived Asset Impairments

2009 Impairments.  We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from the decline in North American Class 8 build rate from the prior year and lower demand in our construction markets, we determined that an impairment indicator existed for all our of asset groups during the second quarter of fiscal 2009. We reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated undiscounted net cash flows were less than the carrying amount of such assets. As a result, we performed an analysis to determine the fair value of our long-lived assets for those asset groups that were not recoverable. We determined that the carrying value of the assets of approximately $7.6 million exceeded their fair value of approximately $4.2 million and recorded an impairment charge of approximately $3.4 million.

Based upon the decline in expected revenue growth rates and operating margins used to calculate projected future cash flow resulting from the closure of our Norwalk, Ohio facility, the extended decline in production units in the Class 8 market and lower demand in our construction market, we determined that an impairment indicator existed for all of our asset groups during the fourth quarter of fiscal 2009. We reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated undiscounted net cash flows were less than the carrying amount of such assets. As a result, we performed an analysis to determine the fair value of our long-lived assets for those asset groups that were not recoverable. We determined that the carrying value of the assets exceeded their fair value and recorded an impairment charge of approximately $13.9 million of long-lived assets.

Intangible Assets — Definite-Lived — We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow based resulting from the closure of our Norwalk, Ohio facility, the extended decline in production units in the Class 8 market and lower demand in our construction market, we performed a recoverability test in the fourth quarter of 2009 of our definite-lived trademarks/tradenames related to Mayflower and Monona and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $4.1 million related to Mayflower.

Intangible Assets — Indefinite-Lived — We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may be greater than fair value. We performed an impairment test of our indefinite-lived customer relationships during the second quarter of fiscal 2009. As part of this analysis, we determined that our indefinite-lived intangible assets relating to customer relationships with a carrying amount of approximately $26.0 million were written down to their fair value of approximately $19.0 million, resulting in an impairment charge of approximately $7.0 million in the second quarter of fiscal 2009. Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from lower demand in our construction markets, we determined that an impairment indicator existed during the fourth quarter of fiscal 2009. As a result, we performed an interim impairment test and determined that because the carrying value of the Monona customer relationship exceeded the fair value, we recorded an impairment charge of approximately $19.0 million as of December 31, 2009. In connection with these impairments, we no longer have indefinite-lived intangible assets recorded as of December 31, 2009.

2008 Impairments.  Our annual goodwill and intangible asset analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge. However, in response to the substantial changes in the global economic environment and the decline in our stock price during the fourth quarter of 2008, we determined that it was necessary to perform additional impairment testing. In connection with these tests, we determined that the fair value of our reporting unit was less than the carrying value of our net assets and resulted in the recording of a full impairment of goodwill of approximately $144.7 million.

In addition, we determined the fair value of our indefinite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $48.8 million, which includes $45.9 million relating to Mayflower and $2.9 million relating to Monona.

We performed a recoverability test of our definite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $14.0 million, which includes $4.4 million relating to C.I.E.B. and $9.6 million relating to PEKM.

In connection with our 2009 and 2008 impairments, we no longer have goodwill and indefinite-lived intangible assets relating to customer relationships as of December 31, 2009. We had approximately $4.1 million in definite-lived intangible assets relating to trademarks/tradenames as of December 31, 2009.

For further information on our goodwill and intangible asset impairment, see Notes 2 and 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Accounting for Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2009, we determined that a valuation allowance of $55.5 million was needed against our deferred tax assets. This amount represents our total net deferred assets. Because we have a multiple year cumulative loss, we believe that it is appropriate to establish a valuation allowance equal to the total net deferred tax assets. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2009, our net deferred tax position is zero in our financials. The net deferred tax liability as of December 31, 2008 was zero.

Warranties — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty provisions was approximately $3.1 million, $3.7 million and $4.0 million at December 31, 2009, 2008 and 2007, respectively.

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

Discount Rate  — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2009 was 5.8% for the U.S. and the non-U.S pension plans.

Expected Long-Term Rate of Return  — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2009 and 2008, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans and 6.0% for the non-U.S. pension plans.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2009 pension and other post-retirement benefits results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2009:
Discount rate	$(376)	$501
Expected long-term rate of return on plan assets	$(463)	$463
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2009:
Discount rate	$(10,197)	$12,966

Health Care Cost Trend Rates  — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 and 2008. The rate was assumed to decrease gradually to 6.0% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2009 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$25	$(24)
Other post-retirement benefit liability	$86	$(90)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a full description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Cost of revenues	97.9	90.3	89.0

Gross profit	2.1	9.7	11.0
Selling, general and administrative expenses	10.4	8.2	8.0
Amortization expense	0.1	0.2	0.1
Gain on sale of long-lived asset	—	(0.8)	—
Goodwill and intangible asset impairment	6.6	27.2	—
Long-lived asset impairment	3.8	—	—
Restructuring charges	0.8	—	0.2

Operating (loss) income	(19.6)	(25.1)	2.7
Other (income) expense	(2.4)	1.8	1.3
Interest expense	3.3	2.0	2.0
Long on early extinguishment of debt	0.3	—	—
Expense relating to debt exchange	0.6	—	—

Loss before income taxes	(21.4)	(28.9)	(0.6)
Benefit for income taxes	(3.6)	(1.8)	(0.2)

Net loss	(17.8)%	(27.1)%	(0.4)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Revenues decreased $304.9 million, or 39.9%, to $458.6 million for the year ended December 31, 2009 from $763.5 million for the year ended December 31, 2008. This change resulted primarily from:

•	a 42% decrease in North American Heavy-duty (class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulted in approximately $192.6 million of decreased revenues;

•	fluctuations in production levels due to lower global demand in our European, Australian and Asian markets of approximately $98.3 million; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars of approximately $14.0 million.

Gross Profit.  Gross profit decreased $64.5 million, or 87.0%, to $9.7 million for the year ended December 31, 2009 from $74.2 million for the year ended December 31, 2008. As a percentage of revenues, gross profit decreased to 2.1% for the year ended December 31, 2009 from 9.7% for the year ended December 31, 2008. This decrease resulted primarily from our inability to reduce our overall costs in proportion to the decrease in revenues from the prior period. We continued to seek material cost reductions, labor efficiencies and staffing reductions, reductions in fixed costs from the closure of certain manufacturing and assembly facilities as well as reductions in general operating costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $14.9 million, or 23.7%, to $47.9 million for the year ended December 31, 2009 from $62.8 million for the year ended December 31, 2008. The decrease resulted primarily from various cost cutting efforts taken during 2009 including reductions in salaries and wages, suspension of our 401(K) matching program and incentive compensation program for 2009, travel related cost reductions as well as general cost reductions during the year ended December 31, 2009.

Amortization Expense.  Amortization expense decreased to approximately $0.4 million for the year ended December 31, 2009 from approximately $1.4 million for the year ended December 31, 2008. This decrease was primarily the result of the impairment of our definite-lived customer relationships relating to C.I.E.B. and PEKM.

Gain on Sale of Long-Lived Assets.  We sold the land and building of our Seattle, Washington facility, with a carrying value of approximately $1.2 million, for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the year ended December 31, 2008.

Goodwill and Intangible Asset Impairment.  In 2009, we determined that the significant declines in economic and industry conditions and the closure of our Norwalk, Ohio facility were impairment indicators. As a result, we recorded impairments of approximately $26.0 million of indefinite-lived intangible assets relating to customer relationships and approximately $4.1 million of definite-lived intangible assets relating to trademark/tradename. In 2008, we determined that the significant decline in economic and industry conditions and the decline in our stock price were impairment indicators. As a result, we recorded impairments of approximately $144.7 million of goodwill and $62.8 million of intangible assets related to our customer relationships.

Long-Lived Asset Impairment.  In 2009, we determined that the significant declines in economic and industry conditions and the closure of our Norwalk, Ohio facility were impairment indicators. As a result, we recorded impairments of approximately $17.3 million as the carrying value of assets exceeded their fair value.

Restructuring Charges.  We recorded restructuring charges for the year ended December 31, 2009 of $3.7 million relating to a reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities. We did not record a restructuring charge for the same period in 2008.

Other (Income) Expense.  We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. We have designated that future forward contracts will be accounted for as cash flow hedges. All previously existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $11.1 million income for the year ended December 31, 2009 and the $13.9 million expense for the year ended December 31, 2008 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.  Interest expense decreased $0.3 million to $15.1 million for the year ended December 31, 2009 from $15.4 million for the year ended December 31, 2008. This decrease was primarily the result of lower average outstanding debt balances.

Loss on Early Extinguishment of Debt.  In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement. In connection with entering into an amendment to our loan and security agreement during the year ended December 31, 2009, we recorded approximately $0.5 million in fees relating to a proportionate impairment of previously deferred financing fees.

Expense Relating to Debt Exchange.  In connection with the private exchange of a portion of our 8% senior notes and the issuance of a new secured second lien term loan, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements during the year ended December 31, 2009.

Benefit for Income Taxes.  Our effective tax rate during the year ended December 31, 2009 was 16.7% compared to 6.3% for 2008. Our benefit for income taxes increased $2.3 million to a benefit of $16.3 million for the year ended December 31, 2009, compared to an income tax benefit of $14.0 million for the year ended December 31, 2008. The increase in effective rate year over year can be primarily attributed to federal legislation passed in 2009 that allows our current year tax losses to be carried back for a period of five years. As a result of this legislation, we estimate that we will receive a tax refund of approximately $21 million during the second quarter of 2010.

Net Loss.  Net loss decreased $125.3 million to a loss of $81.5 million for the year ended December 31, 2009, compared to net loss of $206.8 million for the year ended December 31, 2008, primarily as a result of the factors discussed above.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenues increased $66.7 million, or 9.6%, to $763.5 million for the year ended December 31, 2008 from $696.8 million for the year ended December 31, 2007. This change resulted primarily from:

•	increased acquisition related revenue of approximately $49.7 million from the full year impact of PEKM and Gage, which were acquired in October 2007;

•	fluctuations in production levels and net new business awards for our European, Australian and Asian markets of approximately $12.1 million;

•	fluctuations in production levels, net new business awards and raw material surcharge recovery for our North American end markets were offset by a 3% decrease in North American Heavy-duty (class 8) truck production levels, resulting in approximately $11.8 million of net increased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars of approximately $6.9 million.

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

Benefit for Income Taxes.  Our effective tax rate during the year ended December 31, 2008 was 6.3% compared to 32.8% for 2007. Our benefit for income taxes increased $12.4 million to a benefit of $14.0 million for the year ended December 31, 2008, compared to an income tax benefit of $1.6 million for the year ended December 31, 2007. The decrease in effective rate year over year can be primarily attributed to the impairment of goodwill, the establishment of the valuation allowance for deferred tax assets and international statutory tax rates.

Net Loss.  Net loss increased $203.5 million to a loss of $206.8 million for the year ended December 31, 2008, compared to net loss of $3.3 million for the year ended December 31, 2007, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2009, cash provided by operations was approximately $18.2 million, compared to $9.7 million in the year ended December 31, 2008. This increase was primarily the result of the change in accounts receivable and inventory during the year. Cash provided by operations in the year ended December 31, 2007 was $47.6 million.

Net cash used in investing activities was approximately $7.7 million for the year ended December 31, 2009 compared to $10.1 million in the year ended December 31, 2008 and $53.3 million in the year ended December 31, 2007. The amounts used in the year ended December 31, 2009 primarily reflect capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling. The amounts used in the year ended December 31, 2008 primarily reflect capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling, which was offset by the gain on sale of long-lived assets. The amounts used in the year December 31, 2007 primarily reflect capital expenditure purchases and the acquisitions of PEKM, Gage and SBI. Capital expenditures for 2010 are expected to be approximately $8.5 million.

Net cash used in financing activities totaled approximately $5.6 million for the year ended December 31, 2009, compared to net cash provided of $5.0 million in the year ended December 31, 2008 and net cash used of $2.4 million in the year ended December 31, 2007. The net cash used in financing activities for the year ended December 31, 2009 was primarily related to repayments under our revolving credit facility, which was partially offset by proceeds from the issuance of our second lien term loan. The net cash provided by financing activities in the year ended December 31, 2008 was primarily related to borrowings on our prior revolving credit facility to fund ongoing operations. The net cash used in financing activities in the year ended December 31, 2007 was primarily related to the repayment of our foreign denominated term loan.

Debt and Credit Facilities

As of December 31, 2009, we had an aggregate of $162.6 million of outstanding indebtedness excluding $1.7 million of outstanding letters of credit under various financing arrangements and an additional $35.8 million of borrowing capacity under our revolving credit facility. The indebtedness consisted of the following:

•	$97.8 million of 8.0% senior notes due 2013;

•	$12.6 million ($16.8 million principal amount, net of $4.2 million of original issue discount) of 15% second lien term loan due 2012;

•	$49.9 million ($42.1 million principal amount, net of $7.8 million of issuance premium) of 11%/13% third lien secured notes due 2013; and

•	$2.3 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.

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

The aggregate amount of loans permitted to be made to the borrowers under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $37.5 million, minus the availability block and domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the borrowers, minus the availability block and certain availability reserves. Borrowings under the Loan and Security Agreement are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 6.2% for the year ended December 31, 2009.

The Second Amendment further provided that we need not comply with any minimum EBITDA requirement or fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we would have been required to comply with revised monthly minimum EBITDA requirements for 2009 set forth below and a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.

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

Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from August 4, 2009 through December 31, 2009, we were not required to comply with the monthly minimum EBITDA covenant during the period from August 4, 2009 to December 31, 2009. We are not required to comply with any minimum EBITDA covenant after December 31, 2009.

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

The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2009.

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

The Second Lien Credit Agreement contains restrictive covenants, including, without limitation: limitations on our ability and the ability of our subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indenture governing the 8% senior notes or the indenture governing the third lien notes. In addition, the Second Lien Credit Agreement contains reporting covenants. We were in compliance with these covenants as of December 31, 2009. The debt covenant in the Second Lien Credit Agreement limits our ability to borrow under the Loan and Security Agreement with Bank of America, N.A, to not more than $27.5 million at any one time, unless we demonstrate compliance with the fixed charge coverage ratio and minimum EBITDA (as defined in the Loan and Security Agreement) covenant contained in the Loan and Security Agreement.

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

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or generate sufficient cash, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$165,683	$—	$16,800	$148,883	$—
Estimated interest payments	45,992	10,323	30,804	4,865	—
Operating lease obligations	56,937	12,521	18,313	11,257	14,846
Pension and other post-retirement funding	38,755	2,993	6,425	7,322	22,015
Other liabilities	998	—	998	—	—

Total	$308,365	$25,837	$73,340	$172,327	$36,861

The other liabilities obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the uncertain tax positions in the table above, approximately $1.3 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of $69 thousand and interest of $488 thousand.

Since December 31, 2009, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

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

As of December 31, 2009, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2009, we had outstanding letters of credit of $1.7 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2009 and approximately $14.8 million of our debt was variable rate debt at December 31, 2008. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.0 million and $0.1 million, respectively.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. All previously existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. In accordance with accounting guidelines, we have designated that future forward contracts will be accounted for as cash flow hedges. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2009 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2009 amounted to a liability of $4.3 million, which includes $0.1 million in other assets and $4.4 million in other accrued liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2008 amounted to a $15.3 million liability, which includes $10.1 million in accrued liabilities and $5.2 million in other long-term liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations.

Our primary exposures to foreign currency exchange fluctuations are pound sterling, Eurodollar and Japanese yen. At December 31, 2009, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of the forward exchange contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2009 were derived from manufacturing operations outside of the United States. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2009 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ (deficit) investment, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index to Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 12, 2010

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
	(In thousands, except
	share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash	$9,524	$7,310
Accounts receivable, net of reserve for doubtful accounts of $1,812	74,063	100,898
and $3,419, respectively
Inventories, net	58,051	90,782
Prepaid expenses and other, net	26,781	20,428

Total current assets	168,419	219,418

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	26,740	31,747
Machinery and equipment	120,476	152,618
Construction in progress	5,584	8,895
Less accumulated depreciation	(90,485)	(102,868)

Property, plant and equipment, net	62,315	90,392
INTANGIBLE ASSETS, net of accumulated amortization of $2,006 and $1,618, respectively	4,087	34,610
OTHER ASSETS, net	15,688	10,341

TOTAL ASSETS	$250,509	$354,761

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$14,881
Accounts payable	59,657	73,451
Accrued liabilities, other	32,977	43,417

Total current liabilities	92,634	131,749

LONG-TERM DEBT, net of current maturities	162,644	150,014
PENSION AND OTHER POST-RETIREMENT BENEFITS	26,915	19,885
OTHER LONG-TERM LIABILITIES	6,081	9,171

Total liabilities	288,274	310,819

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ (DEFICIT) INVESTMENT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 22,070,531 and 21,746,415 shares issued and outstanding, respectively	221	217
Treasury stock purchased from employees; 130,674 shares and 46,474 shares, respectively	(1,090)	(455)
Additional paid-in capital	186,291	180,848
Retained loss	(199,846)	(118,311)
Accumulated other comprehensive loss	(23,341)	(18,357)

Total stockholders’ (deficit) investment	(37,765)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$250,509	$354,761

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except share and per share amounts)

REVENUES	$458,569	$763,489	$696,786
COST OF REVENUES	448,912	689,284	620,145

Gross Profit	9,657	74,205	76,641
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	47,874	62,764	55,493
AMORTIZATION EXPENSE	389	1,379	894
GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	30,135	207,531	—
LONG-LIVED ASSET IMPAIRMENT	17,272	—	—
RESTRUCTURING COSTS	3,651	—	1,433

Operating (Loss) Income	(89,664)	(191,394)	18,821
OTHER (INCOME) EXPENSE	(11,119)	13,945	9,361
INTEREST EXPENSE	15,133	15,389	14,147
LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,254	—	149
EXPENSE RELATING TO DEBT EXCHANGE	2,902	—	—

Loss Before Benefit for Income Taxes	(97,834)	(220,728)	(4,836)
BENEFIT FOR INCOME TAXES	(16,299)	(13,969)	(1,585)

NET LOSS	$(81,535)	$(206,759)	$(3,251)

LOSS PER COMMON SHARE:
Basic	$(3.74)	$(9.58)	$(0.15)

Diluted	$(3.74)	$(9.58)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,811	21,579	21,439

Diluted	21,811	21,579	21,439

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) INVESTMENT
Years Ended December 31, 2009, 2008 and 2007

					Retained	Accum.
				Additional	Earnings	Other
	Common Stock		Treasury	Paid-In	(Accum.	Comp.
	Shares	Amount	Stock	Capital	Deficit)	Loss	Total
	(In thousands, except share data)

BALANCE — December 31, 2006	21,368,831	$214	$(115)	$174,044	$92,007	$(1,245)	$264,905
Exercise of common stock under stock option and equity incentive plans	68,778	—	—	463	—	—	463
Issuance of restricted stock	121,522	1	—	—	—	—	1
Treasury stock purchased from employees at cost	(22,317)	—	(299)	—	—	—	(299)
Share-based compensation expense	—	—	—	3,084	—	—	3,084
Excess tax benefit — equity transactions	—	—	—	(170)	—	—	(170)
Comprehensive loss:
Net loss	—	—	—	—	(3,251)	—	(3,251)
Foreign currency translation adjustment	—	—	—	—	—	(589)	(589)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	1,296	1,296
Derivative instruments	—	—	—	—	—	(167)	(167)

Total comprehensive loss							(2,711)

Adjustment to initially apply FIN 48, net of tax	—	—	—	—	62	—	62

BALANCE — December 31, 2007	21,536,814	$215	$(414)	$177,421	$88,818	$(705)	$265,335

Issuance of restricted stock	227,922	2	—	—	—	—	2
Treasury stock purchased from employees at cost	(18,321)	—	(41)	—	—	—	(41)
Share-based compensation expense	—	—	—	3,782	—	—	3,782
Excess tax benefit — equity transactions	—	—	—	(355)	—	—	(355)
Comprehensive loss:
Net loss	—	—	—	—	(206,759)	—	(206,759)
Foreign currency translation adjustment	—	—	—	—	—	(13,077)	(13,077)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(4,742)	(4,742)
Derivative instruments	—	—	—	—	—	167	167

Total comprehensive loss							(224,411)

Adjustment to initially apply FAS 158, net of tax	—	—	—	—	(370)	—	(370)

BALANCE — December 31, 2008	21,746,415	$217	$(455)	$180,848	$(118,311)	$(18,357)	$43,942

Issuance of restricted stock	408,316	4	—	—	—	—	4
Treasury stock purchased from employees at cost	(84,200)	—	(635)	—	—	—	(635)
Share-based compensation expense	—	—	—	2,831	—	—	2,831
Issuance of stock warrants	—	—	—	2,561	—	—	2,561
Excess tax benefit — equity transactions	—	—	—	51	—	—	51
Comprehensive loss:
Net loss	—	—	—	—	(81,535)	—	(81,535)
Foreign currency translation adjustment	—	—	—	—	—	150	150
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(5,134)	(5,134)

Total comprehensive loss							(86,519)

BALANCE — December 31, 2009	22,070,531	$221	$(1,090)	$186,291	$(199,846)	$(23,341)	$(37,765)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,535)	$(206,759)	$(3,251)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,667	19,062	16,425
Noncash amortization of debt financing costs	1,448	671	859
Loss on early extinguishment of debt	1,254	—	149
Amortization of bond discount/premium	(550)	—	—
Paid-in-kind interest	2,263	—	—
Shared-based compensation expense	2,831	3,784	3,084
Loss (gain) on sale of assets	713	(5,786)	(10)
Deferred income tax (benefit) provision	—	(1,069)	9,691
Noncash (gain) loss on forward exchange contracts	(10,965)	13,751	9,967
Goodwill and intangible asset impairment	30,135	207,531	—
Long-lived asset impairment	17,272	—	—
Change in other operating items:
Accounts receivable	28,190	692	28,347
Inventories	34,462	(533)	3,809
Prepaid expenses	(5,606)	(5,497)	3,071
Accounts payable and accrued liabilities	(19,928)	(14,349)	(24,830)
Other assets and liabilities	1,530	(1,755)	264

Net cash provided by operating activities	18,181	9,743	47,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,605)	(12,110)	(16,981)
Proceeds from disposal/sale of property plant and equipment	—	7,468	549
Proceeds from disposal/sale of other assets	54	—	—
Post-acquisition and acquisition payments, net of cash received	—	(3,807)	(36,049)
Other assets and liabilities	(2,194)	(1,685)	(811)

Net cash used in investing activities	(7,745)	(10,134)	(53,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	4	—	464
Purchases of treasury stock from employees	(635)	(41)	(299)
Excess tax benefit from equity incentive plans	51	(355)	(170)
Repayment of revolving credit facility	(27,013)	(210,966)	(129,490)
Borrowings under revolving credit facility	12,213	216,535	137,521
Repayments of long-term borrowings	—	—	(10,295)
Borrowings of long-term debt	13,121	—	—
Payments on capital lease obligations	(94)	(130)	(125)
Debt issuance costs and other	(3,263)	—	—

Net cash (used in) provided by financing activities	(5,616)	5,043	(2,394)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(2,606)	(7,209)	(1,843)

NET INCREASE (DECREASE) IN CASH	2,214	(2,557)	(9,954)
CASH:
Beginning of period	7,310	9,867	19,821

End of period	$9,524	$7,310	$9,867

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,226	$13,690	$13,185

Cash received for income taxes, net	$(4,149)	$(3,285)	$(10,807)

Unpaid purchases of property and equipment included in accounts payable	$535	$413	$293

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash — Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable — Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs. If not reserved through specific identification procedures, our general policy for uncollectible accounts is to reserve at a certain percentage, based upon the aging categories of accounts receivable and our historical experience with write-offs. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.

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

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. We value our finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

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

We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from the decline in North American Class 8 build rate from the prior year and lower demand in our construction markets, we determined that an impairment indicator existed for all our of asset groups during the second quarter of fiscal 2009. We reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated undiscounted net cash flows were less than the carrying amount of such assets. As a result, we performed an analysis to determine the fair value of our long-lived assets for those asset groups that were not recoverable. We determined that the carrying value of the assets of approximately $7.6 million exceeded their fair value of approximately $4.2 million and recorded an impairment charge of approximately $3.4 million.

Based upon the decline in expected revenue growth rates and operating margins used to calculate projected future cash flow resulting from the closure of our Norwalk, Ohio facility, the extended decline in production units in the Class 8 market and lower demand in our construction market, we determined that an impairment indicator existed for all of our asset groups during the fourth quarter of fiscal 2009. We reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated undiscounted net cash flows were less than the carrying amount of such assets. As a result, we performed an analysis to determine the fair value of our long-lived assets for those asset groups that were not recoverable. We determined that the carrying value of the assets exceeded their fair value and recorded an impairment charge of approximately $13.9 million of long-lived assets.

We did not record impairments in 2008 and 2007 relating to our long-lived assets.

Intangible Assets — Definite-Lived — We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. If events or circumstances change, a determination is made by management to ascertain whether certain definite-lived intangibles have been impaired based on the sum of expected future undiscounted cash flows from operating activities. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected future discounted cash flows.

Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow based resulting from the closure of our Norwalk, Ohio facility, the extended decline in production units in the Class 8 market and lower demand in our construction market, we performed a recoverability test in the fourth quarter of 2009 of our definite-lived trademarks/tradenames related to Mayflower and Monona and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $4.1 million related to Mayflower.

During fiscal 2008, we performed a recoverability test of our definite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $14.0 million, which includes $4.4 million relating to C.I.E.B. and $9.6 million relating to PEKM. The carrying value of these assets as of December 31, 2008 was $0.

We did not record impairments in 2007 relating to our definite-lived intangible assets.

Intangible Assets — Indefinite-Lived — We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. To estimate the fair value of these indefinite-lived intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

We performed an impairment test of our indefinite-lived customer relationships during the second quarter of fiscal 2009. As part of this analysis, we determined that our indefinite-lived intangible assets relating to customer relationships with a carrying amount of approximately $26.0 million were written down to their fair value of approximately $19.0 million, resulting in an impairment charge of approximately $7.0 million in the second quarter of fiscal 2009. Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from lower demand in our construction markets, we determined that an impairment indicator existed during the fourth quarter of fiscal 2009. As a result, we performed an interim impairment test and determined that because the carrying value of the Monona customer relationship exceeded the fair value, we recorded an impairment charge of approximately $19.0 million as of December 31, 2009. In connection with these impairments, we no longer have indefinite-lived intangible assets recorded as of December 31, 2009.

During fiscal 2008, our annual indefinite-lived intangible asset impairment analysis was performed during the second quarter and did not result in an impairment charge. However, in response to the substantial changes in the global environment and the decline in our stock price during the fourth quarter of fiscal 2008, we concluded that it was necessary to perform interim impairment testing. In connection with these tests, we determined the fair value of our indefinite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $48.8 million, which includes $45.9 million relating to Mayflower and $2.9 million relating to Monona. The carrying value of the indefinite-lived intangible was $26.0 million as of December 31, 2008.

We did not record impairments in 2007 relating to our indefinite-lived intangible assets.

See Note 9 for additional information on our intangible assets.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets — Other assets primarily consist of long-term supply contracts of approximately $7.7 million at December 31, 2009 and approximately $5.5 million at December 31, 2008, debt financing costs of approximately $3.8 million at December 31, 2009 and approximately $3.3 million at December 31, 2008, which are being amortized over the term of the related obligations, deferred compensation of $1.8 million at December 31, 2009 and approximately $1.3 million at December 31, 2008 and long-term tax receivable of approximately $2.4 million at December 31, 2009.

Revenue Recognition — We recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.

Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We recorded approximately $2.6 million as of December 31, 2009 and $3.5 million as of December 31, 2008 for anticipated contract losses. These amounts, as they relate to the year ended December 31, 2009 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2009 and 2008 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2009	2008

Balance — Beginning of the year	$3,706	$3,958
Additional provisions recorded	1,811	3,237
Deduction for payments made	(2,459)	(3,558)
Currency translation adjustment	8	69

Balance — End of year	$3,066	$3,706

Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates. These guidelines prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return. Under tax accounting guidelines, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Disclosure requirements include an annual tabular rollforward of unrecognized tax benefits.

Comprehensive Loss — Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss represents net loss adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on certain derivative instruments utilized to hedge certain of our interest rate exposures. We

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclose comprehensive loss in the consolidated statements of stockholders’ (deficit) investment. The components of accumulated other comprehensive loss consisted of the following as of December 31 (in thousands):

	2009	2008

Foreign currency translation adjustment	$(8,058)	$(8,209)
Pension liability	(15,283)	(10,148)

	$(23,341)	$(18,357)

Fair Value of Financial Instruments — At December 31, 2009, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The estimated fair value of our 8% senior notes due 2013 (the “8% senior notes”) at December 31, 2009, per quoted market sources, was approximately $58.7 million with a carrying value of approximately $97.8 million. The estimated fair value of our second lien term loan (the “second lien term loan”) and our 11%/13% senior secured notes (the “third lien notes”) at December 31, 2009, using debt with similar terms and maturities, was approximately $14.3 million and $30.5 million with a carrying value of approximately $12.6 million and $50.3 million, respectively.

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

	2009	2008	2007

International	16%	15%	11%
PACCAR	14	12	14
Volvo/Mack	10	10	11
Daimler Trucks	9	11	11
Oshkosh Truck	8	5	4
Caterpillar	7	11	11

As of December 31, 2009 and 2008, receivables from these customers represented approximately 68% of total receivables, respectively.

Foreign Currency Translation — Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive loss in stockholders’ (deficit) investment. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We have designated that future forward contracts will be accounted for as cash flow hedges. We do not hold or issue

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign exchange options or forward contracts for trading purposes. The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2009		2008
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value

Commitments to buy currencies:
Euro	$—	$—	$(1,832)	$(1,345)
Japanese yen	(345)	(338)	(736)	(765)

	$(345)	$(338)	$(2,568)	$(2,110)

Commitments to sell currencies:
Euro	$12,809	$15,095	$35,236	$43,532
Swedish krona	—	—	54	56
Japanese yen	8,004	10,045	15,813	22,372

	$20,813	$25,140	$51,103	$65,960

Total	$20,468	$24,802	$48,535	$63,850

The fair value of our derivative instruments was a net liability of approximately $4.4 million and $15.3 million as of December 31, 2009 and 2008, respectively. The net liability was comprised of $4.4 million and $10.1 million in accrued liabilities and $0.0 million and $5.2 million in other long-term liabilities in the condensed consolidated balance sheets as of December 31, 2009 and 2008, respectively.

We consider the impact of our credit risk on the fair value of the contracts as well as the ability to execute obligations under the contract. For the twelve months ended December 31, 2009 and 2008, we recorded a credit valuation adjustment of approximately $4.3 million and $2.7 million of income, respectively, on our foreign currency forward contracts, which is included in other (income) expense on the condensed consolidated statement of operations.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments at December 31 (in thousands):

	Asset Derivatives
	2009		2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Other assets	$66	Other assets	$32

	Liability Derivatives
	2009		2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Accrued liabilities	$4,400	Accrued liabilities	$10,096
Foreign exchange contracts	Other long-term liabilities	—	Other long-term liabilities	5,235

		$4,400		$15,331

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments at December 31 (in thousands):

		2009	2008
	Location of Gain (Loss)
	Recognized in Income on	Amount of Gain (Loss)
	Derivatives	Recognized in Income on Derivatives

Foreign exchange contracts	Other Income (Expenses)	$10,965	$(13,751)

Recently Issued Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-grandfathered, non-SEC accounting and reporting standards. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

In September 2009, the FASB issued guidance on measuring the fair value of certain alternative investments, which offers investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share. The guidance is effective for the first reporting period (including interim periods) ending after December 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The guidance changed how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The guidance changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Early adoption is prohibited for both standards. The guidance is effective for our 2009 fiscal year beginning January 1, 2009, and is to be applied prospectively. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued new accounting guidance on post-retirement benefit plan assets. The new guidance requires more detailed disclosures on an employer’s plan assets, including investment policies and strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for our 2009 fiscal year. As this guidance only required additional disclosures, the adoption of this standard did not have an impact on our consolidated financial condition or results of operations.

On January 1, 2009, we adopted accounting guidance on disclosures about derivative instruments and hedging activity. The guidance is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. The adoption did not impact our consolidated financial position and results of operations.

In June 2009, the FASB issued accounting guidance on consolidation of non-controlling interests. The guidance amends the consolidation guidance applicable to variable interest entities and is effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. We do not expect this standard to have a material impact on our consolidated financial condition or results of operations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fair Value Measurement

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

Level 3 — Significant unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2009 and 2008, the fair values of our financial assets and liabilities are categorized as follows (in thousands):

	2009				2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Derivative assets(1)	$66	$—	$66	$—	$32	$—	$32	$—

Derivative liabilities(1)	$4,400	$—	$4,400	$—	$15,331	$—	$15,331	$—

(1)	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

The carrying amounts and fair values of financial instruments at December 31 are as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Current maturities of long-term debt	$—	$—	$14,881	$14,881
Long-term debt and capital leases	$162,644	$103,473	$150,014	$72,014

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

The following table summarizes the fair value measurement of our long-lived assets and definite and indefinite-lived intangible assets measured on a non-recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements Using
					Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Property, plant and equipment, net	$62,315	$—	$—	$62,315	$(17,272)
Definite-lived intangible asset	$4,087	$—	$—	$4,087	(4,135)
Indefinite-lived intangible asset	$—	$—	$—	$—	(26,000)

					$(47,407)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Business Combinations

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

2007
(Unaudited)
(In thousands)

Revenue	$753,955
Operating income	$20,967
Net loss	$(4,042)
Loss Per Share:
Basic	$(0.19)
Diluted	$(0.19)

5.	Inventories, net

Inventories consisted of the following as of December 31 (in thousands):

	2009	2008

Raw materials	$41,677	$57,954
Work in process	8,955	19,763
Finished goods	14,433	19,437
Less: excess and obsolete	(7,014)	(6,372)

	$58,051	$90,782

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities, Other

Accrued liabilities, other consisted of the following as of December 31 (in thousands):

	2009	2008

Compensation and benefits	$9,796	$13,194
Interest	4,066	5,957
Warranty costs	3,066	3,706
Legal and professional fees	3,361	2,634
Loss contracts	751	2,174
Foreign currency forward contracts	4,400	10,096
Other	7,537	5,656

	$32,977	$43,417

7.	Restructuring

In 2009, we announced the following restructuring plans:

•	A reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities to be closed include an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The decision to reduce our workforce was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed these activities as of December 31, 2009.

•	The closure of our Vancouver, Washington manufacturing facility. The decision to close the facility was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed this closure as of December 31, 2009.

•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility is a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of our Norwalk, Ohio facility is a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We expect to substantially complete these activities by April 2010, but we may not be successful in reducing our costs within the expected time frame or at all.

We estimate that we will record total charges for these restructuring activities of approximately $4.0 million, consisting of approximately $2.0 million of severance costs and $2.0 million of facility closure costs. We estimate that all of the restructuring charges will be incurred as cash expenditures, of which approximately $1.9 million was incurred in 2009 and approximately $1.4 million and $0.7 million is expected to be incurred in 2010 and 2011, respectively. For the year ended December 31, 2009, we incurred charges of approximately $2.0 million in employee related costs and $1.7 million in facility closure costs.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restructuring liability for the years ended December 31, 2009 and 2008 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total

Balance — December 31, 2008	$—	$—	$—
Provisions	1,961	1,690	3,651
Utilizations	(1,624)	(236)	(1,860)

Balance — December 31, 2009	$337	$1,454	$1,791

As part of our restructuring activities, we sold the land and building of our Seattle, Washington facility with a carrying value of approximately $1.2 million for $7.3 million and recognized a gain on the sale of long-lived assets of approximately $6.1 million for the year ended December 31, 2008.

8.	Debt

Debt consisted of the following at December 31 (in thousands):

	2009	2008

Revolving credit facilities bore interest at a weighted average of 6.2% and 7.5% as of December 31, 2009 and 2008, respectively	$—	$14,800
8.0% senior notes due 2013	97,810	150,000
15% second lien term loan ($16,800 principal amount, net of $4,150 of original issue discount)	12,650	—
11%/13% third lien senior secured notes ($42,124 principal amount and $7,797 of issuance premium)	49,921	—
Paid-in-kind interest on 11%/13% third lien senior secured notes	2,263	—
Other	—	95

	162,644	164,895
Less current maturities	—	14,881

	$162,644	$150,014

Future maturities of debt as of December 31, 2009 are as follows (in thousands):

Year Ending December 31,

2010	$—
2011	—
2012	16,800
2013	148,883
2014	—
Thereafter	—

Credit Agreement — We have not amended the terms of our 8.0% senior notes subsequent to the original offering date. In connection with an amendment of a revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total. In connection with an amendment of our term debt, bank and any third-party fees would be either expensed or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different.

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

As of December 31, 2009, approximately $3.8 million in deferred fees relating to the Loan and Security Agreement and fees related to the 8.0% senior notes offering were outstanding and were being amortized over the life of the agreements.

As of December 31, 2009, we did not have borrowings under the Loan and Security Agreement. In addition, as of December 31, 2009, we had outstanding letters of credit of approximately $1.7 million and borrowing availability of $35.8 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.

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

The aggregate amount of loans permitted to be made to the borrowers under the Loan and Security Agreement may not exceed a borrowing base consisting of the lesser of: (a) $37.5 million, minus the availability block and domestic letters of credit, and (b) the sum of eligible accounts receivable and eligible inventory of the borrowers, minus the availability block and certain availability reserves. Borrowings under the Loan and Security Agreement

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are denominated in U.S. dollars. The weighted average interest rate on borrowings under the Loan and Security Agreement was approximately 6.2% for the year ended December 31, 2009.

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

Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from August 4, 2009 through December 31, 2009, we were not required to comply with the monthly minimum EBITDA covenant during the period ended December 31, 2009. We are not required to comply with any minimum EBITDA covenant after December 31, 2009.

The Second Amendment included amendments to permit us to engage in asset securitization transactions involving accounts receivable, and eliminated our ability to add certain of our direct and indirect UK subsidiaries as borrowers under the Loan and Security Agreement.

The Loan and Security Agreement, as amended, includes a limitation on the amount of capital expenditures of not more than $4.3 million for the period from January 1, 2009 through June 30, 2009, and not more than $9.7 million for the fiscal year ending December 31, 2009. We are not required to comply with any capital expenditure requirement after December 31, 2009.

The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2009.

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

Terms, Covenants and Compliance Status — Our Loan and Security Agreement contains financial covenants, including minimum EBITDA and a minimum fixed charge coverage ratio commencing with the fiscal quarter ending March 31, 2010 if we do not maintain certain availability requirements. The Second Amendment also included a waiver of our covenant default resulting from our failure to be in compliance with the minimum EBITDA requirement in the Loan and Security Agreement, as in effect prior to the Second Amendment, on June 30, 2009. Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from August 4, 2009 through December 31, 2009, we were not required to comply with the monthly minimum EBITDA covenant during the period ended December 31, 2009.

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

We continue to operate in a challenging economic environment, and our ability to comply with the new covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or generate sufficient cash, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the 11%/13% Third Lien Senior Secured Notes due 2013 and the 8% senior notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Second Lien Credit Agreement.  Concurrently with the notes exchange described below, on August 4, 2009, CVG and certain of its domestic subsidiaries entered into a Loan and Security Agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million, for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to repay borrowings under the Loan and Security Agreement with Bank of America, N.A., and to pay approximately $2.9 million of transaction fees and expenses relating to the notes exchange, the issuance of the units consisting of the third lien notes and warrants, the Second Lien Credit Agreement and the Second Amendment.

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

The Second Lien Credit Agreement contains restrictive covenants, including, without limitation, limitations on the ability of CVG and its subsidiaries to: incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge or combine with any other person or liquidate; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indenture governing the 8% senior notes or the indenture governing the third lien notes. In addition, the Second Lien Credit Agreement contains reporting covenants. We were in compliance with these covenants as of December 31, 2009. The debt covenant in the Second Lien Credit Agreement limits our ability to borrow under the Loan and Security Agreement with Bank of America, N.A, to not more than $27.5 million at any one time, unless we demonstrate compliance with the fixed charge coverage ratio and minimum EBITDA (as defined in the Loan and Security Agreement) covenant contained in the Loan and Security Agreement.

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

Exchange of 8% Senior Notes for Units consisting of 11%/13% Third Lien Senior Secured Notes due 2013 and Warrants.  On August 4, 2009, we announced a private exchange with certain holders of our 8% senior notes due 2013 (the “8% senior notes”) pursuant to an exchange agreement, dated as of August 4, 2009, by and between us, certain of our subsidiaries and the exchanging noteholders named therein. Pursuant to the exchange agreement, we exchanged approximately $52.2 million in aggregate principal amount of the 8% senior notes for units consisting of (i) approximately $42.1 million in aggregate principal amount of our new 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and (ii) warrants to purchase 745,000 shares of our common stock at an exercise price of $0.35. The third lien notes were issued pursuant to an indenture, dated as of August 4, 2009 (the “Third Lien Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”), and U.S. Bank National Association, as trustee. The warrants and units were issued pursuant to a Warrant and Unit Agreement, dated as of August 4, 2009, by and among CVG and U.S. Bank National Association, as warrant agent and unit agent. Each unit is immediately separable into $1,000 principal amount of third lien notes and 17.68588 warrants. Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $0.35 per share.

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

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Our reporting unit is consistent with the reportable segment identified in Note 11. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.

Our intangible assets as of December 31, 2009 and 2008 were comprised of the following, respectively (in thousands):

	December 31, 2009
	Weighted-
	Average
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Definite-lived intangible assets:
Trademarks/Tradenames	20 years	$5,655	$(1,568)	$4,087
Licenses	7 years	438	(438)	—

		$6,093	$(2,006)	$4,087

Total consolidated intangible assets				$4,087

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

Our annual goodwill and intangible asset analysis was performed during the second quarter of fiscal 2008 and did not result in an impairment charge. However, in response to the substantial changes in the global economic environment and the decline in our stock price during the fourth quarter of 2008, we determined that it was necessary to perform additional impairment testing. In connection with these tests, we determined that the fair value of our reporting unit was less than the carrying value of our net assets and resulted in the recording of a full impairment of goodwill of approximately $144.7 million. As of December 31, 2009 and 2008, the gross amount of goodwill was approximately $144.7 million with accumulated impairment losses of approximately $144.7 million. See Note 2 for additional information on our intangible assets.

The aggregate intangible asset amortization expense, excluding impairment expense, was approximately $0.4 million, $1.3 million and $0.9 million for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2009, is as follows (in thousands):

2010	$240
2011	$240
2012	$240
2013	$240
2014	$240

10.	Accounting for Income Taxes

Pre-tax loss consisted of the following for the years ended December 31 (in thousands):

	2009	2008	2007

Domestic	$(71,208)	$(191,758)	$(15,296)
Foreign	(26,626)	(28,970)	10,460

Total	$(97,834)	$(220,728)	$(4,836)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the statutory rates to the reported income tax benefit for the years ended December 31 is as follows (in thousands):

	2009	2008	2007

Federal provision at statutory rate	$(34,242)	$(77,255)	$(1,693)
U.S./foreign tax rate differential	2,516	5,911	1,917
Foreign tax provision	862	1,479	(941)
State taxes, net of federal benefit	(918)	(3,347)	961
Tax reserves	2,001	1,168	(1,673)
Change in valuation allowance	9,844	37,932	1,249
Goodwill/intangible impairment	—	20,253	—
Tax credits	(306)	(1,400)	(2,466)
Share-based compensation	—	841	—
Reduction of prior year’s tax attributes	4,133	—	—
Other	(189)	449	1,061

Benefit for income taxes	$(16,299)	$(13,969)	$(1,585)

The $4.1 million reduction of prior year’s tax attributes is composed of a reduction in foreign tax credits, the loss of Section 199 tax benefits and other miscellaneous tax attributes.

The benefit for income taxes for the years ended December 31 is as follows (in thousands):

	2009	2008	2007

Current	$(16,299)	$(12,544)	$(10,635)
Deferred	—	(1,425)	9,050

Benefit for income taxes	$(16,299)	$(13,969)	$(1,585)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2009	2008

Current deferred tax assets (liabilities):
Accounts receivable	$512	$771
Inventories	3,096	3,521
Warranty costs	1,820	2,146
Foreign exchange contracts	1,517	5,138
Accrued benefits	6,227	3,587
Other accruals not currently deductible for tax purposes	290	(1,419)

	13,462	13,744

Valuation allowance	(13,019)	(14,054)

Net current deferred tax assets (liabilities)	$443	$(310)

Noncurrent deferred tax (liabilities) assets:
Amortization and fixed assets	$29,565	$17,195
Pension obligation	4,892	4,515
Net operating loss carryforwards	2,897	2,575
Tax credit carryforwards	1,938	3,106
Stock options	1,383	1,415
Other accruals not currently available for tax purposes	1,380	2,003

	42,055	30,809

Valuation allowance	(42,498)	(30,499)

Net noncurrent deferred tax (liabilities) assets	$(443)	$310

We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

In the fourth quarter 2008, we recorded a full valuation allowance against our net deferred tax assets. During 2009, we continued to maintain a full valuation allowance against our net deferred tax assets. Our analysis indicated that we had a cumulative three year historical loss as of December 31, 2009 and 2008. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. If and when our operating performance improves substantially, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

As of December 31, 2009, we had approximately $0.9 million of foreign and $67.9 million of state net operating loss carryforwards related to our global operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and our legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2010 and continue through 2029.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, we had approximately $0.7 million of foreign tax credits and $1.2 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years. These tax credits will expire beginning in 2017 and continue through 2029.

Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2009. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.

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

New federal legislation passed in 2009 allows our current year tax losses to be carried back for a period of five years. As a result of this legislation, we have recorded a tax receivable of $19.9 million, which is net of a payable and is included in prepaid expenses and other on our consolidated balance sheet.

As of December 31, 2009, we provided a liability of approximately $2.9 million of unrecognized tax benefits related to various federal and state income tax positions. Approximately $1.9 million would impact our effective tax rate, if recognized. The remaining $1.0 million of unrecognized tax benefits consists of items that are offset by deferred tax assets subject to valuation allowances, and thus could further impact the effective tax rate. As of December 31, 2008, we had provided a liability of approximately $3.0 million of unrecognized tax benefits related to various federal and state income tax positions with approximately $2.0 million that would have impacted our effective rate and $1.0 million that were offset by deferred tax assets.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $1.0 million accrued for the payment of interest and penalties at December 31, 2009, of which $0.3 million was accrued during the current year. Accrued interest and penalties are included in the $2.9 million of unrecognized tax benefits. As December 31, 2008, we had accrued approximately $0.7 million for the payment of interest and penalties of which $0.2 million was accrued during 2008.

During the current year, we released approximately $18 thousand of tax reserves which related to tax, interest and penalties associated with amendment of prior year returns. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.2 million of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations and amendment of prior year returns.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2009	2008	2007

Balance — December 31, 2008	$2,960	$2,695	$3,944
Gross increase — tax positions in prior periods	2,538	46	309
Gross decreases — tax positions in prior periods	(2,700)	(92)	—
Gross increases — current period tax positions	395	311	313
Lapse of statute of limitations	(314)	—	(1,871)

Balance — December 31, 2009	$2,879	$2,960	$2,695

11.	Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the company’s chief operating decision maker. Due to the manner in which our chief operating decision maker decides how to allocate resources and assesses performance decisions, we have a single operating segment.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2009		2008		2007
		Long-lived		Long-lived		Long-lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

United States	$387,444	$56,938	$587,757	$80,244	$538,116	$85,817
United Kingdom	34,346	1,460	115,674	4,080	132,972	5,913
All other countries	36,779	3,917	60,058	6,068	25,698	6,528

	$458,569	$62,315	$763,489	$90,392	$696,786	$98,258

Revenues are attributed to geographic locations based on the location of where the product is sold. Included in all other countries are intercompany sales eliminations.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007
	Revenues	%	Revenues	%	Revenues	%

Seats and seating systems	$142,093	31	$267,005	35	$248,098	35
Electronic wire harnesses and panel assemblies	110,182	24	178,192	23	130,863	19
Cab structures, sleeper boxes, body panels and structural components	87,503	19	156,431	21	150,371	22
Trim systems and components	75,600	17	108,324	14	109,869	16
Mirrors, wipers and controls	43,191	9	53,537	7	57,585	8

	$458,569	100	$763,489	100	$696,786	100

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Leases — We lease office.  warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $16.1 million, $16.9 million and $11.8 million in 2009, 2008 and 2007, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2009 under these operating leases are as follows (in thousands):

Year Ending December 31,

2010	$12,521
2011	10,212
2012	8,101
2013	6,073
2014	5,184
Thereafter	14,846

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2009, we had no such guarantees.

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

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2009.

Earnings Per Share  — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2009, 2008 and 2007 includes the effects of potential common shares consisting of

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except share and per share amounts):

	2009	2008	2007

Net loss applicable to common stockholders — basic and diluted	$(81,535)	$(206,759)	$(3,251)

Weighted average number of common shares outstanding	21,811	21,579	21,439
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	—	—

Dilutive shares outstanding	21,811	21,579	21,439

Basic loss per share	$(3.74)	$(9.58)	$(0.15)

Diluted loss per share	$(3.74)	$(9.58)	$(0.15)

As of December 31, 2009, diluted loss per share excludes approximately 443 thousand shares of our nonvested restricted stock, 72 thousand shares of outstanding stock options and 703 thousand warrants as the effect would have been anti-dilutive. As of December 31, 2008 and 2007, diluted loss per share excludes approximately 198 thousand and 161 thousand shares, respectively, of our nonvested restricted stock as the effect would have been anti-dilutive.

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

14.	Share-Based Compensation

We estimate our pre-tax share-based compensation expense to be approximately $2.5 million in 2010 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $2.8 million, $3.8 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Option Grants — In May 2004, we granted options to purchase 910,869 shares of common stock at $5.54 per share. These options have a ten-year term and the original terms provided for 50% of the options becoming exercisable ratably on June 30, 2005 and June 30, 2006. During June 2004, we modified the terms of these options such that they became 100% vested immediately.

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

Restricted Stock Awards — Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. Listed below is a summary of our restricted stock awards:

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

In November 2006, 207,700 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2006 vest in three equal annual installments commencing on October 20, 2007. As of December 31, 2009, there was no amount remaining of unearned compensation related to nonvested restricted stock awarded in 2006 under the amended and restated equity incentive plan.

In February 2007, 10,000 shares of restricted stock and in March 2007, 10,000 shares of restricted stock were awarded by our compensation committee under our Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in February 2007 and March 2007 vest ratably in three equal annual installments commencing on October 20, 2007. As of December 31, 2009, there was no amount remaining of unearned compensation related to nonvested restricted stock awarded in 2007 under the amended and restated equity incentive plan.

In October 2007, 328,900 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in October 2007 vest in three equal annual installments commencing on October 20, 2008. As of December 31, 2009, there was approximately $1.0 million of unearned compensation related to nonvested restricted stock awarded in 2007 under the second amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 10 months.

In November 2008, 798,450 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2008 vest in three equal annual installments commencing on October 20, 2009. As of December 31, 2009, there was approximately $0.5 million of unearned compensation related to nonvested restricted stock awarded in 2008 under the second amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 24 months.

In November 2009, 638,150 shares of restricted stock were awarded by our compensation committee under our Third Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2009 vest in three equal annual installments commencing on October 20, 2010. As of December 31, 2009, there was approximately $2.9 million of unearned compensation related to nonvested restricted stock awarded in 2009 under the third amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 34 months.

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

We currently estimate the forfeiture rate for October 2007, November 2008 and November 2009 restricted stock awards at 7.9%, 7.5%, and 8.2%, respectively, for all participants of each plan.

A summary of the status of our stock options as of December 31, 2009 and changes during the twelve-month period ending December 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Stock Options	(000’s)	Price	Life (Years)	Value (000’s)

Outstanding at December 31, 2008	721	$12.58	5.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(35)	10.51	—	—

Outstanding at December 31, 2009	686	$12.68	4.8	$147

Exercisable at December 31, 2009	686	$12.68	4.8	$147

Nonvested, expected to vest at December 31, 2009	—	$—	—	$—

The following table summarizes information about our nonvested restricted stock grants as of December 31, 2009:

	Nonvested Restricted Stock
		Weighted-
		Average
	Shares	Grant-Date
	(000’s)	Fair Value

Nonvested at December 31, 2008	1,072	$8.49
Granted	638	5.25
Vested	(408)	11.03
Forfeited	(76)	4.97

Nonvested at December 31, 2009	1,226	$7.60

We expect employees to surrender approximately 84 thousand shares of our common stock in connection with the vesting of restricted stock during 2010 to satisfy income tax withholding obligations.

As of December 31, 2009, a total of 652,940 shares were available from the 3.2 million shares authorized for award under our Third Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — During 2009, we did not repurchase any shares of common stock.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $0.2 million, $1.5 million and $1.7 million in 2009, 2008 and 2007, respectively.

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

The change in benefit obligation, plan assets and funded status as of and for the years ended December 31, 2009 and 2008 consisted of the following (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation — Beginning of year	$31,583	$31,002	$28,137	$47,076	$2,311	$2,774
Service cost	294	435	—	—	8	18
Interest cost	1,907	2,288	1,989	1,987	126	165
Special termination benefits	151	—	—	—	339	—
Benefits paid	(1,290)	(1,577)	(871)	(1,151)	(506)	(511)
Actuarial loss (gain)	2,613	(565)	6,679	(6,940)	52	(135)
Exchange rate changes	—	—	2,903	(12,835)	—	—

Benefit obligation at end of year	35,258	31,583	38,837	28,137	2,330	2,311
Change in plan assets:
Fair value of plan assets — Beginning of year	20,295	26,256	21,409	35,649	—	86
Actual return on plan assets	2,973	(6,086)	2,477	(4,132)	—	—
Employer contributions	864	1,702	871	762	506	425
Benefits paid	(1,290)	(1,577)	(871)	(1,151)	(506)	(511)
Exchange rate changes	—	—	2,209	(9,719)	—	—

Fair value of plan assets at end of year	22,842	20,295	26,095	21,409	—	—

Funded status	$(12,416)	$(11,288)	$(12,742)	$(6,728)	$(2,330)	$(2,311)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008

Current liabilities	$—	$—	$—	$—	$573	$442
Noncurrent liabilities	12,416	11,288	12,742	6,728	1,757	1,869

Net amount recognized	$12,416	$11,288	$12,742	$6,728	$2,330	$2,311

Defined benefit plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2009	2008	2009	2008

Projected benefit obligation	$35,258	$31,583	$38,837	$28,137
Accumulated benefit obligation	$35,258	$31,583	$38,837	$28,137
Fair value of plan assets	$22,842	$20,295	$26,095	$21,409

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$294	$323	$420	$—	$—	$—	$8	$13	$17
Interest cost	1,907	1,831	1,739	1,989	1,987	2,301	126	139	139
Expected return on plan assets	(1,514)	(1,980)	(1,539)	(1,418)	(1,543)	(2,178)	—	—	—
Recognized actuarial loss (gain)	107	(13)	—	183	192	191	(77)	(63)	—

Net periodic benefit cost	794	161	620	754	636	314	57	89	156
Special Termination Benefits	151	—	211	—	—	—	339	—	414

Net benefit cost	$945	$161	$831	$754	$636	$314	$396	$89	$570

The special termination benefits in 2009 and 2007 relate primarily to additional benefits received by employees who elected early retirement.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

							Other
							Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net actuarial loss (gain)	$6,372	$5,326	$(2,680)	$13,123	$6,968	$11,582	$36	$(112)	$(44)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008

Actuarial loss (gain)	$1,153	$7,993	$5,619	$(1,265)	$52	$(135)
Amortization of actuarial (gain) loss	(107)	14	(183)	(192)	77	72

Total recognized in other comprehensive income (loss)	$1,046	$8,007	$5,436	$(1,457)	$129	$(63)

The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million. The estimated actuarial loss for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5 thousand.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	5.84%	6.13%	6.00%	5.80%	6.50%	5.90%	5.84%	6.13%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.13%	6.00%	5.75%	6.50%	5.90%	5.00%	6.13%	6.00%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	6.00%	6.00%	6.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $1.8 million to our pension plans and $0.6 million to our other post-retirement benefit plans in 2010.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our current investment allocation target for our pension plans for 2010 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2009	2008

Equity securities	52%	56%	56%	51%
Debt securities	33	34	34	36
Real estate	15	10	10	13

	100%	100%	100%	100%

The fair values of our pension plan assets for the year ended December 31, 2009, by asset category are as follows:

		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Equities:
U.S. large value	$3,560	$3,560	$—	$—
U.S. large growth	3,677	3,677	—	—
U.S. mid cap growth	524	524	—	—
U.K. index	7,867	7,867	—	—
International	12,522	12,522	—	—
Balanced	2,618	2,618	—	—
Fixed income securities:
Government bonds	2,697	2,697	—	—
Corporate bonds	11,055	11,055	—	—
Real Estate:
U.S. property	2,435	—	—	2,435
U.K. property	1,982	1,982	—	—

Total pension fund assets	$48,937	$46,502	$—	$2,435

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31, 2009, by asset category are as follows (in thousands):

U.S. Property

Beginning balance	$3,557
Actual return on plan assets:
Relating to assets held at reporting date	(1,122)

Ending balance	$2,435

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 6.0% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2009 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage Point
	Point Increase	Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$25	$(24)
Other post-retirement benefit liability	$86	$(80)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

		Other Post-
		Retirement
Year	Pension Plans	Benefit Plans

2010	$2,420	$573
2011	$2,569	$496
2012	$2,940	$420
2013	$3,215	$365
2014	$3,492	$250
2015 to 2019	$21,592	$423

16.	Related Party Transactions

We entered into the following related party transactions during the three years ended December 31, 2009:

In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS will manage a portion of the Company’s freight and logistics program as well as administer its payments to additional third party freight service providers. Scott D. Rued, a member of the Company’s Board of Directors, is Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Richard A. Snell, a member of our Board of Directors, is an Operating Partner of Thayer Hidden Creek. For the years ended December 31, 2009 and 2008, we made payments to GTS of approximately $11.6 million and approximately $9.5 million, which consisted primarily of payments from us for other third-party service providers, and the balance of which consisted of approximately $0.6 million and approximately $0.3 million of fees for GTS’s services, respectively. These fees are recorded as part of cost of revenues on our consolidated statement of operations and represent less than 2.0% and less than 1.0% of GTS’s revenues for 2009 and 2008, respectively.

17.	Consolidating Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each guarantor is a direct or indirect subsidiary and has fully and unconditionally guaranteed the 8% senior notes and third lien notes issued by us, on a joint and several basis.

The following condensed consolidating financial information presents the financial information of CVG (the “parent company”), the guarantor companies and the non-guarantor companies in accordance with Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash	$9	$38	$9,477	$—	$9,524
Accounts receivable, net	218	57,680	16,165	—	74,063
Intercompany receivable	48,709	9,853	—	(58,562)	—
Inventories, net	—	34,425	23,626	—	58,051
Prepaid expenses and other, net	570	16,812	9,461	(62)	26,781

Total current assets	49,506	118,808	58,729	(58,624)	168,419
PROPERTY, PLANT AND EQUIPMENT, net	—	56,938	5,377	—	62,315
EQUITY INVESTMENT IN SUBSIDIARIES	76,573	8,940	—	(85,513)	—
INTANGIBLE ASSETS, net	—	4,087	—	—	4,087
OTHER ASSETS, net	6,206	9,413	67	2	15,688

TOTAL ASSETS	$132,285	$198,186	$64,173	$(144,135)	$250,509

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	42,638	17,017	2	59,657
Intercompany payable	—	44,456	14,106	(58,562)	—
Accrued liabilities, other	4,057	18,919	9,999	2	32,977

Total current liabilities	4,057	106,013	41,122	(58,558)	92,634
LONG-TERM DEBT, net	162,644	—	—	—	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	14,173	12,742	—	26,915
OTHER LONG-TERM LIABILITIES	3,349	294	2,502	(64)	6,081

Total liabilities	170,050	120,480	56,366	(58,622)	288,274
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(37,765)	77,706	7,807	(85,513)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$132,285	$198,186	$64,173	$(144,135)	$250,509

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$374,803	$108,336	$(24,570)	$458,569
COST OF REVENUES	—	360,582	112,900	(24,570)	448,912

Gross Profit (Loss)	—	14,221	(4,564)	—	9,657
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	—	33,758	14,116	—	47,874
AMORTIZATION EXPENSE	—	389	—	—	389
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	30,135	—	—	30,135
LONG-LIVED ASSET IMPAIRMENT	—	13,058	4,214	—	17,272
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	85,889	(296)	—	(85,593)	—
RESTRUCTURING COSTS	—	1,104	2,547	—	3,651

Operating Loss	(85,889)	(63,927)	(25,441)	85,593	(89,664)
OTHER EXPENSE (INCOME)	—	14	(11,133)	—	(11,119)
INTEREST EXPENSE	795	13,981	357	—	15,133
LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,254	—	—	—	1,254
LOSS ON DEBT MODIFICATION	2,902	—	—	—	2,902

Loss Before Benefit for Income Taxes	(90,840)	(77,922)	(14,665)	85,593	(97,834)
(BENEFIT) PROVISION FOR INCOME TAXES	(9,305)	(11,576)	4,582	—	(16,299)

NET LOSS	$(81,535)	$(66,346)	$(19,247)	$85,593	$(81,535)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(128)	$22,231	$(3,999)	$77	$18,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,129)	(1,476)	—	(5,605)
Proceeds from disposal/sale of property plant and equipment	—	15	39	—	54
Other assets and liabilities	—	(2,194)	—	—	(2,194)

Net cash used in investing activities	—	(6,308)	(1,437)	—	(7,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	4	—	—	—	4
Purchases of treasury stock from equity incentive plans	(635)	—	—	—	(635)
Excess tax benefit from equity incentive plans	51	—	—	—	51
Repayment of revolving credit facility	(27,013)	—	—	—	(27,013)
Borrowings under revolving credit facility	12,213	—	—	—	12,213
Borrowings of long-term debt	13,121	—	—	—	13,121
Payments on capital lease obligations	—	(81)	(13)	—	(94)
Change in intercompany receivables/payables	5,649	(15,850)	10,278	(77)	—
Debt issuance costs and other, net	(3,263)	—	—	—	(3,263)

Net cash provided by (used in) financing activities	127	(15,931)	10,265	(77)	(5,616)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	1	(1)	(2,606)	—	(2,606)

NET (DECREASE) INCREASE IN CASH	—	(9)	2,223	—	2,214
CASH:
Beginning of period	9	47	7,254	—	7,310

End of period	$9	$38	$9,477	$—	$9,524

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash	$9	$47	$7,254	$—	$7,310
Accounts receivable, net	219	80,915	19,764	—	100,898
Intercompany receivable	54,358	—	600	(54,958)	—
Inventories, net	—	58,669	32,113	—	90,782
Prepaid expenses	150	4,076	4,765	11,437	20,428

Total current assets	54,736	143,707	64,496	(43,521)	219,418
PROPERTY, PLANT AND EQUIPMENT, net	—	80,154	10,238	—	90,392
EQUITY INVESTMENT IN SUBSIDIARIES	164,615	8,540	—	(173,155)	—
INTANGIBLE ASSETS, net	—	34,610	—	—	34,610
OTHER ASSETS, net	3,500	6,745	32	64	10,341

TOTAL ASSETS	$222,851	$273,756	$74,766	$(216,612)	$354,761

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$14,800	$81	$—	$—	$14,881
Accounts payable	—	53,827	19,624	—	73,451
Intercompany payable	—	50,530	4,428	(54,958)	—
Accrued liabilities, other	11,699	13,716	6,501	11,501	43,417

Total current liabilities	26,499	118,154	30,553	(43,457)	131,749
LONG-TERM DEBT, net	150,000	—	14	—	150,014
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,157	6,728	—	19,885
OTHER LONG-TERM LIABILITIES	2,410	154	6,607	—	9,171

Total liabilities	178,909	131,465	43,902	(43,457)	310,819
STOCKHOLDERS’ INVESTMENT	43,942	142,291	30,864	(173,155)	43,942

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$222,851	$273,756	$74,766	$(216,612)	$354,761

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$568,908	$226,227	$(31,646)	$763,489
COST OF REVENUES	—	521,113	199,817	(31,646)	689,284

Gross Profit	—	47,795	26,410	—	74,205
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	—	43,161	19,603	—	62,764
GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	162,225	45,306	—	207,531
AMORTIZATION EXPENSE	—	414	965	—	1,379
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	198,520	(220)	—	(198,300)	—

Operating Loss	(198,520)	(151,710)	(39,464)	198,300	(191,394)
OTHER EXPENSE	—	159	13,786	—	13,945
INTEREST EXPENSE	589	14,215	585	—	15,389

Loss Before Provision for Income Taxes	(199,109)	(166,084)	(53,835)	198,300	(220,728)
PROVISION (BENEFIT) FOR INCOME TAXES	7,650	(19,092)	(2,527)	—	(13,969)

NET LOSS	$(206,759)	$(146,992)	$(51,308)	$198,300	$(206,759)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,093	$(3,468)	$7,515	$603	$9,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,460)	(2,650)	—	(12,110)
Proceeds from disposal/sale of property, plant and equipment	—	7,449	19	—	7,468
Post-acquisition payments and acquisition payments, net	—	(139)	(3,668)	—	(3,807)
Other investing activities	—	(1,685)	—	—	(1,685)

Net cash used in investing activities	—	(3,835)	(6,299)	—	(10,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock from employees	(41)	—	—	—	(41)
Excess tax benefit from equity incentive plans	(355)	—	—	—	(355)
Repayment of revolving credit facility	(210,966)	—	—	—	(210,966)
Borrowings under revolving credit facility	216,535	—	—	—	216,535
Payments on capital lease obligations	—	(116)	(14)	—	(130)
Change in intercompany receivables/payables	(5,007)	6,793	(1,183)	(603)	—

Net cash provided by (used in) financing activities	166	6,677	(1,197)	(603)	5,043

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(5,925)	(2)	(1,282)	—	(7,209)

NET DECREASE IN CASH	(666)	(628)	(1,263)	—	(2,557)
CASH:
Beginning of period	675	675	8,517	—	9,867

End of period	$9	$47	$7,254	$—	$7,310

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)

REVENUES	$—	$525,628	$182,738	$(11,580)	$696,786
COST OF REVENUES	—	475,659	156,066	(11,580)	620,145

Gross Profit	—	49,969	26,672	—	76,641
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	—	39,927	15,566	—	55,493
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	4,053	(408)	—	(3,645)	—
AMORTIZATION EXPENSE	—	412	482	—	894
RESTRUCTURING COSTS	—	1,433	—	—	1,433

Operating Income (Loss)	(4,053)	8,605	10,624	3,645	18,821
OTHER (INCOME) EXPENSE	(584)	11	9,934	—	9,361
INTEREST EXPENSE (INCOME)	392	13,693	62	—	14,147
LOSS ON EARLY EXTINGUISHMENT OF DEBT	149	—	—	—	149

(Loss) Income Before (Benefit) Provision for Income Taxes	(4,010)	(5,099)	628	3,645	(4,836)
(BENEFIT) PROVISION FOR INCOME TAXES	(759)	552	(1,378)	—	(1,585)

NET (LOSS) INCOME	$(3,251)	$(5,651)	$2,006	$3,645	$(3,251)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$3,639	$10,477	$34,250	$(791)	$47,575

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property, plant and equipment	—	(13,883)	(3,098)	—	(16,981)
Proceeds from disposal/sale of property, plant and equipment	—	382	167	—	549
Post-acquisition payments and acquisition payments, net	—	(11,752)	(24,297)	—	(36,049)
Other asset and liabilities	—	(813)	2	—	(811)

Net cash used in investing activities	—	(26,066)	(27,226)	—	(53,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	464	—	—	—	464
Purchases of treasury stock from employees	(299)	—	—	—	(299)
Excess tax benefit from equity incentive plans	(170)	—	—	—	(170)
Repayment of revolving credit facility	(129,490)	—	—	—	(129,490)
Borrowings under revolving credit facility	137,521	—	—	—	137,521
Repayments of long-term borrowings	(10,295)	—	—	—	(10,295)
Payments on capital lease obligations	—	(117)	(8)	—	(125)
Change in intercompany receivables/payables	(8,538)	8,368	(621)	791	—

Net cash (used in) provided by financing activities	(10,807)	8,251	(629)	791	(2,394)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(2,413)	—	570	—	(1,843)

NET (DECREASE) INCREASE IN CASH	(9,581)	(7,338)	6,965	—	(9,954)
CASH:
Beginning of period	10,256	8,013	1,552	—	19,821

End of period	$675	$675	$8,517	$—	$9,867

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2009 and 2008 (in thousands, except per share amounts):

			Operating		Basic (Loss)	Diluted (Loss)
		Gross (Loss)	(Loss)	Net (Loss)	Earnings	Earnings Per
	Revenues	Profit	Income	Income	Per Share	Share(1)

2009:
First	$108,530	$(3,249)	$(18,401)	$(19,404)	$(0.89)	$(0.89)
Second(2)	$103,503	$(1,089)	$(22,232)	$(22,513)	$(1.04)	$(1.04)
Third	$110,811	$3,612	$(7,784)	$(15,882)	$(0.73)	$(0.73)
Fourth(3)	$135,725	$10,383	$(41,247)	$(23,736)	$(1.08)	$(1.08)
2008:
First	$197,004	$20,765	$11,477	$472	$0.02	$0.02
Second	$209,240	$23,408	$6,307	$3,083	$0.14	$0.14
Third	$192,860	$16,908	$546	$(2,603)	$(0.12)	$(0.12)
Fourth(4)	$164,385	$13,124	$(209,724)	$(207,711)	$(9.57)	$(9.57)

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

(2)	We recorded approximately $2.0 million of restructuring charges and approximately $10.4 million of impairment charges relating to our intangible and long-lived assets in the second quarter of 2009.

(3)	We recorded approximately $1.7 million of restructuring charges and approximately $37.0 million of impairment charges relating to our intangible and long-lived assets in the fourth quarter of 2009.

(4)	We recorded approximately $207.5 million of impairment charges relating to goodwill in the fourth quarter of 2008.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

19.	Subsequent Events.

None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent accountants on matters of accounting and financial disclosures.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives.

Based on their evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn Mervin Dunn Chief Executive Officer	/s/ Chad M. Utrup Chad M. Utrup Chief Financial Officer

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.

We have audited the internal control over financial reporting of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/  Deloitte & Touche LLP

Columbus, Ohio
March 12, 2010

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of March 12, 2010:

Name	Age	Principal Position(s)

Richard A. Snell	68	Chairman and Director
Mervin Dunn	56	President, Chief Executive Officer and Director
Scott C. Arves	53	Director
David R. Bovee	60	Director
Robert C. Griffin	62	Director
S.A. Johnson	69	Director
John W. Kessler	74	Director
Scott D. Rued	53	Director

The following biographies describe the business experience of our directors:

Scott D. Rued has served as a Director since February 2001 and Chairman from April 2002 to March 2010. He brings more than 15 years of industry experience and a ten year history with Commercial Vehicle Group. Mr. Rued brings broad-based governance experience as a director for six companies between 1992 and 2010, and served for three of them in the capacity of Chairman. Since August 2003, Mr. Rued has served as a Managing Partner of Thayer Hidden Creek. Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“Hidden Creek”) from May 2000 to August 2003. From January 1994 through April 2000, Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek. Mr. Rued is a former director of Dura Automotive. Mr. Rued also currently serves as a Director of Suntron Corporation.

Scott C. Arves has served as a Director since July 2005. Since January 2007, Mr. Arves has served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006. Mr. Arves brings nearly 30 years of transportation experience to his role as Director, including 17 years of P & L experience and 10 years as a Division President or Chief Executive Officer.

David R. Bovee has served as a Director since October 2004. Mr. Bovee served as Vice President and Chief Financial Officer of Dura Automotive Systems, Inc. (“Dura”) from January 2001 to March 2005 and from November 1990 to May 1997. In October 2006, subsequent to Mr. Bovee’s 2005 retirement, Dura filed a voluntary petition for reorganization under the federal bankruptcy laws. From May 1997 until January 2001, Mr. Bovee served as Vice President of Business Development for Dura. Mr. Bovee also served as Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990. Mr. Bovee’s relevant experience includes more than 10 years as a Chief Financial Officer and 15 years as an executive officer of a major automotive supplier, and nearly 10 years of experience in a publicly traded company. Mr. Bovee’s career spans 32 years in the manufacturing and transportation sectors, servicing a footprint similar to CVG. Mr. Bovee has spent his entire career in finance roles, which suits him well to his position on the Audit Committee.

Mervin Dunn has served as a Director since August 2004 and as our President and Chief Executive Officer since June 2002. Mr. Dunn’s tenure with Commercial Vehicle Group dates back to October 1999 when he served as President of Trim Systems through June 2002. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. Mr. Dunn also spent 10 years with Arvin Industries from 1988 to 1998 in a number of key leadership roles, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. Mr. Dunn served in a number of management positions in engineering and quality assurance, including Division Quality Manager, at Johnson Controls Automotive Group. Mr. Dunn also has engineering and quality management experience with Hyster Corporation, a manufacturer of heavy lift trucks. Mr. Dunn currently serves as a Director and a member of the Compensation Committee of Transdigm Group, Inc. Mr. Dunn has spent his entire career in management positions within the automotive and transportation sectors. He brings a lifetime of manufacturing experience to his leadership role within the Company and on the Board.

Robert C. Griffin has served as a Director since July 2005. His career spans over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a director of Sunair Services Corporation from February 2008 to December 2009 as a member of their Audit Committee and Chairman of their Special Committee. Mr. Griffin currently serves as a Director of Builders FirstSource, Inc. where he is Chairman of the Audit Committee and Chairman of their Special Committee. Mr. Griffin brings strong financial expertise to our Board through his experience as an officer of a public company and his senior leadership tenure within the financial industry.

S.A. (“Tony”) Johnson has served as a Director since September 2000. Mr. Johnson brings more than 30 years of executive experience to his role on the board, including his current position as a Managing Partner of OG Partners, a private industrial management company where he has served since 2004. Mr. Johnson served as the Chairman of Hidden Creek from May 2001 to May 2004 and from 1989 to May 2001 was its President and Chief Executive Officer. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Prior to 2005, Mr. Johnson served as a Director of Saleen, Inc. and Dura Automotive. Mr. Johnson served as a Director of Tower Automotive from 1993 to 2007. Mr. Johnson also currently serves as a Director of Cooper-Standard Automotive, Inc.

John W. Kessler has served as a Director since August 2008. Mr. Kessler has been the owner of the John W. Kessler Company, a real estate development company, since 1972 and Chairman of The New Albany Company, a real estate development company, since 1988. Mr. Kessler is a past chairman of The Ohio State University Board of Trustees, the Ohio Public Works Commission, the Columbus Museum of Art, the United Way of Central Ohio and the Greater Columbus Chamber of Commerce. Mr. Kessler served as a Director of JP Morgan Chase & Co. from 1986 to 2006. Mr. Kessler currently sits on the Board of Directors of Abercrombie & Fitch Co., where he serves as the Executive Committee Chairman and previously served as a member of the Compensation Committee and the Nominating and Board Governance Committees. Mr. Kessler brings a diverse governance background to CVG, having served on a number of Boards spanning several industries including retail, service, education and non-profit.

Richard A. Snell has served as a Director since August 2004 and Chairman since March 2010. He has served as Chairman and Chief Executive Officer of Qualitor, Inc. since May 2005 and as an Operating Partner at Thayer Hidden Creek (“Thayer”) since 2003. Mr. Snell offers significant relevant senior leadership experience from his role as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, where he served from 1996 to 2000, and as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer, where he was employed from 1987 to 1996. Mr. Snell currently serves as a Director of Schneider National, Inc., a multi-national trucking company, as a member of their Compensation and Governance Committees.

B. Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2010 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2009 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2010 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2009:

				Number of
			Weighted-Average	Securities
	Number of Securities to be		Exercise Price of	Remaining Available
	Issued upon Exercise of		Outstanding	for Future Issuance
	Outstanding Options,		Options, Warrants	Under Equity
	Warrants and Rights		and Rights	Compensation Plans

Equity compensation plans approved by security holders:
Third Amended and Restated Equity Incentive Plan	475,351	(1)	$15.84	652,940
Management Stock Option Plan	210,358		$5.54	—
Equity compensation plans not approved by stockholders	—		—	—

Total	685,709		$12.68	652,940

(1)	Includes options granted under our Third Amended and Restated Equity Incentive Plan. Does not include 2,161,900 shares of restricted stock granted under our Third Amended and Restated Equity Incentive Plan.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2010 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 2 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules of the Corporation and its subsidiaries are included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009, 2008 and 2007

Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2009	2008	2007

Balance — Beginning of the year	$3,419	$3,758	$5,536
Acquisition recorded	—	—	105
Provisions	2,678	4,772	5,076
Utilizations	(4,280)	(4,852)	(6,915)
Currency translation adjustment	(5)	(259)	(44)

Balance — End of the year	$1,812	$3,419	$3,758

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:

The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31 were as follows (in thousands):

	2009	2008	2007

Balance — Beginning of the year	$—	$106	$247
Provisions	—	—	—
Utilizations	—	(106)	(141)

Balance — End of the year	$—	$—	$106

Facility Closure and Consolidation Costs:

The transactions in the facility closure and consolidation costs account for the years ended December 31 were as follows (in thousands):

	2009	2008	2007

Balance — Beginning of the year	$—	$646	$60
Provisions	3,651	(206)	810
Utilizations	(1,860)	(440)	(224)

Balance — End of the year	$1,791	$—	$646

Valuation Allowance:

The transactions in the valuation allowance for deferred taxes for the years ended December 31 were as follows (in thousands):

	2009	2008	2007

Balance — Beginning of the year	$44,553	$1,289	$41
Provisions	10,964	43,264	1,248
Utilizations	—	—	—

Balance — End of the year	$55,517	$44,553	$1,289

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2	Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3	Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc. Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2	Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.3	Certificate of Designations of Series A Preferred Stock (included as Exhibit A to the Rights Agreement incorporated by reference to Exhibit 4.8) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009.
4.1	Indenture, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2	Supplemental Indenture, dated as of August 10, 2005, by and among the Company, Cabarrus Plastics, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3	Supplemental Indenture, dated as of November 10, 2006, among the Company, CVG European Holdings, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 13, 2007).
4.4	Supplemental Indenture, dated as of November 28, 2007, among the Company, CVG Oregon, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference in the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

Exhibit No.		Description

4.5		Supplemental Indenture, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc., CVG CS LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.
4.6		Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.7		Form of senior note (attached as exhibit to Exhibit 4.1) (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.8		Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).
4.9		Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).
4.10		Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).
4.11		Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708)).
4.12		Indenture, dated as of August 4, 2009, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
4.13		Security Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and U.S. Bank National Association, as third lien collateral agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
4.14		Warrant and Unit Agreement, dated as of August 4, 2009, by and between the Company and U.S. Bank National Association, as warrant agent and unit agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.1		Loan and Security Agreement, dated January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009).
10.2		Amendment No. 1, dated as of March 12, 2009, to Loan and Security Agreement, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 12, 2009).
10	.3*	Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 18, 2009).
10.4		Exchange Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and certain holders of the Company’s 8% Senior Notes due 2013 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.5		Consent and Amendment No. 2, dated as of August 4, 2009, to Loan and Security Agreement, dated as of January 7, 2009, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.6		Loan and Security Agreement, dated as of August 4, 2009, by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the financial institutions party to thereto, as lenders, and Credit Suisse, as agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).

Exhibit No.		Description

10.7		Intercreditor Agreement, dated as of August 4, 2009, by and among the Company , certain of the Company’s subsidiaries, Bank of America, N.A., as first lien administrative and collateral agent under the First Lien Credit Agreement, Credit Suisse, as second lien administrative and collateral agent under the Second Lien Credit Agreement and U.S. Bank National Association, as trustee and third lien collateral agent under the Third Lien Notes Indenture (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.8		Intercreditor Agreement, dated as of August 4, 2009, by and among the Company, certain of the Company’s subsidiaries, Credit Suisse, as second lien administrative and collateral agent under the Second Lien Credit Agreement and U.S. Bank National Association, as trustee and third lien collateral agent under the Third Lien Notes Indenture (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10	.9*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.10*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.11*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.12		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.13		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.14		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.15		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.16*	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).
10	.17*	Commercial Vehicle Group, Inc. 2008 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 25, 2008).
10	.18*	First Amendment to Commercial Vehicle Group, Inc. 2008 Bonus Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.19*	Commercial Vehicle Group, Inc. 2010 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 11, 2010).
10	.20*	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.21*	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.22*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).
10	.23*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

Exhibit No.		Description

10	.24*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.25*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.26*	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2009.
10	.27*	Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.28*	Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.29*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Mervin Dunn. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.30*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Gerald L. Armstrong. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.31*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Chad M. Utrup. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.32*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.33*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with James F. Williams. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.34*	Amended and Restated Deferred Compensation Plan dated November 5, 2008. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10.35		Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
10	.36*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
12.1		Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Commercial Vehicle Group, Inc.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification by Mervin Dunn, President and Chief Executive Officer.
31.2		Certification by Chad M. Utrup, Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

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

Date: March 12, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. SNELL Richard A. Snell	Chairman and Director	March 12, 2010

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2010

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 12, 2010

/s/ DAVID R. BOVEE David R. Bovee	Director	March 12, 2010

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 12, 2010

/s/ S.A. JOHNSON S.A. Johnson	Director	March 12, 2010

/s/ JOHN W. KESSLER John W. Kessler	Director	March 12, 2010

/s/ SCOTT D. RUED Scott D. Rued	Director	March 12, 2010

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010