Form 10-Q
period 2010-03-31
Commercial Vehicle Group, Inc.
filed 2010-05-10
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2010 was 28,308,722 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4 CONTROLS AND PROCEDURES	26

PART II OTHER INFORMATION	27

SIGNATURES	29

Certification of CEO
Certification of CFO
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$146,407	$108,530

COST OF REVENUES	129,515	111,779

Gross Profit (Loss)	16,892	(3,249)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,211	13,343

AMORTIZATION EXPENSE	60	97

RESTRUCTURING COSTS	—	1,712

Operating Income (Loss)	3,621	(18,401)

OTHER INCOME	(1,459)	(4,892)

INTEREST EXPENSE	4,514	3,644

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	795

Income (Loss) Before (Benefit) Provision for Income Taxes	566	(17,948)

(BENEFIT) PROVISION FOR INCOME TAXES	(110)	1,456

NET INCOME (LOSS)	$676	$(19,404)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.89)

Diluted	$0.03	$(0.89)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	22,898	21,746

Diluted	23,834	21,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash	$25,314	$9,524
Accounts receivable, net of reserve for doubtful accounts of $1,930 and $1,812, respectfully	83,222	74,063
Inventories, net	60,222	58,051
Prepaid expenses and other, net	29,127	26,781

Total current assets	197,885	168,419

PROPERTY, PLANT AND EQUIPMENT, net	59,595	62,315
INTANGIBLE ASSETS, net of accumulated amortization of $2,066 and $2,006, respectively	4,027	4,087
OTHER ASSETS, net	15,307	15,688

TOTAL ASSETS	$276,814	$250,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	59,842	59,657
Accrued liabilities, other	32,567	32,977

Total current liabilities	92,409	92,634

LONG-TERM DEBT	163,740	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	25,964	26,915
OTHER LONG-TERM LIABILITIES	5,427	6,081

Total liabilities	287,540	288,274

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 27,085,301 and 22,070,531 shares issued and outstanding, respectively	271	221
Treasury stock purchased from employees; 130,674 shares, respectively	(1,090)	(1,090)
Additional paid-in capital	212,246	186,291
Retained loss	(199,170)	(199,846)
Accumulated other comprehensive loss	(22,983)	(23,341)

Total stockholders’ deficit	(10,726)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,814	$250,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$676	$(19,404)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,361	4,415
Noncash amortization of debt financing costs	379	325
Loss on early extinguishment of debt	—	795
Amortization of bond discount/premium, net	(333)	—
Paid-in-kind interest	1,429	—
Shared-based compensation expense	647	771
(Gain) loss on sale of assets	(13)	365
Noncash gain on forward exchange contracts	(1,068)	(4,858)
Change in other operating items	(14,784)	21,377

Net cash (used in) provided by operating activities	(9,706)	3,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(718)	(1,690)
Proceeds from disposal/sale of property plant and equipment	22	—
Other assets and liabilities	(285)	(976)

Net cash used in investing activities	(981)	(2,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,358	—
Repayment of revolving credit facility	—	(87,121)
Borrowings under revolving credit facility	—	87,807
Payments on capital lease obligations	—	(30)
Debt issuance costs and other	—	(2,631)

Net cash provided by (used in) financing activities	25,358	(1,975)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	1,119	(1,105)

NET INCREASE (DECREASE) IN CASH	15,790	(1,960)
CASH:
Beginning of period	9,524	7,310

End of period	$25,314	$5,350

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,777	$6,275

Cash refund for income taxes, net	$(255)	$(655)

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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2009 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 12, 2010. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected in future operating quarters.
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
In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.
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
Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	March 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$39	$—	$39	$—	$66	—	$66	$—

Derivative liabilities (1)	$3,305	$—	$3,305	$—	$4,400	$—	$4,400	$—

(1)	Based on observable market transactions of spot and forward rates.
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.
The carrying amounts and fair values of financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt and capital leases	$163,740	$138,237	$162,644	$103,473
The following methods were used to estimate the fair value of each class of financial instruments:
Long-term debt and capital leases. The fair value of long-term debt and capital lease obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.
4. Restructuring Activities
In the three months ended December 31, 2009, we announced the following restructuring plans:
•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic, which was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. We substantially completed the closure as of December 31, 2009.

•	The closure of our Norwalk, Ohio truck cab assembly facility, which was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We expect to substantially complete the Norwalk closure by June 30, 2010.
We estimate that we will record total charges for these restructuring activities of approximately $4.1 million, consisting of approximately $0.6 million of employee-related costs and approximately $3.5 million of facility closure and other costs. For the three months ended March 31, 2010, we did not record expenses related to these restructurings. We have incurred cumulative restructuring charges relating to these activities of approximately $1.7 million through March 31, 2010. We expect to incur restructuring charges of approximately $1.8 million in 2010 and $0.6 million from 2011 through 2016 relating to the closure of our Norwalk and Liberec facilities.

A summary of the restructuring liability for the three months ended March 31, 2010 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2009	$337	$1,454	$1,791
Provisions	—	—	—
Utilizations	(81)	(178)	(259)
Currency Translation	—	(28)	(28)

Balance — March 31, 2010	$256	$1,248	$1,504

5. Share-Based Compensation
Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. Listed below is a summary of our restricted stock awards:
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
In November 2009, 638,150 shares of restricted stock were awarded by our compensation committee under our Third Amended and Restated Equity Incentive Plan (the “Plan”). The shares of restricted stock granted in November 2009 vest in three equal annual installments commencing on October 20, 2010.
As of March 31, 2010, there was approximately $3.7 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under the Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months for the October 2007 awards, 19 months for the November 2008 awards and 31 months for the November 2009 awards, respectively.
We currently estimate the forfeiture rates for the October 2007, November 2008 and November 2009 restricted stock awards at 6.9%, 8.2% and 8.2%, respectively, for all participants in the Plan.
The following table summarizes information about the non-vested restricted stock grants as of March 31, 2010:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2009	1,226	$7.60
Granted	—	—
Vested	—	—
Forfeited	(3)	3.93

Nonvested at March 31, 2010	1,223	$7.61

As of March 31, 2010, 656,038 shares of the 3.2 million shares authorized for issuance were available for issuance under the Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

On March 24, 2010, we completed a public offering of 4,370,000 shares of common stock at a price of $6.25 per share. Of the total shares sold to the public, 570,000 shares were used to cover over-allotments by the underwriter. We intend to use the net proceeds of approximately $25.4 million for general corporate and working capital purposes, including the funding of strategic initiatives that we may undertake from time to time.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2010.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2010 and 2009 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net income (loss) applicable to common stockholders — basic and diluted	$676	$(19,404)

Weighted average number of common shares outstanding	22,898	21,746
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	936	—

Dilutive shares outstanding	23,834	21,746
Basic income (loss) per share	$0.03	$(0.89)

Diluted income (loss) per share	$0.03	$(0.89)

For the three months ended March 31, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options and approximately 0.1 million non-vested restricted stock, as the effect would have been antidilutive. For the three months ended March 31, 2009, diluted loss per share did not include approximately 0.7 million outstanding stock options and approximately 1.1 million non-vested restricted stock, as the effect would have been antidilutive.
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
Common Stock Warrants – On August 4, 2009, we issued 745,000 warrants to purchase common stock. Each warrant was issued as part of a unit consisting of (i) $1,000 principal amount of 11%/13% third lien senior secured notes due 2013 and (ii) 17.68588 warrants. The units are immediately separable. The units were issued pursuant to a warrant and unit agreement with U.S. Bank National Association, as unit agent and warrant agent. As of March 31, 2010, approximately 687,534 warrants have been exercised.
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

7. Accounts Receivable
Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs. If not reserved through specific identification procedures, our general policy for uncollectible accounts is to reserve at a certain percentage threshold, based upon the aging categories of accounts receivable and our historical experience with write-offs. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$44,247	$41,677
Work in process	11,103	8,955
Finished goods	12,780	14,433
Less excess and obsolete	(7,908)	(7,014)

	$60,222	$58,051

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
Our intangible assets were comprised of the following (in thousands):

	March 31, 2010				December 31, 2009
	Weighted-				Weighted-
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Trademarks/Tradenames	20 years	$5,655	$(1,628)	$4,027	20 years	$5,655	$(1,568)	$4,087
The aggregate intangible asset amortization expense was approximately $60 thousand and $97 thousand for the three months ended March 31, 2010 and 2009, respectively.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2010, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2010	$240
2011	$240
2012	$240
2013	$240
2014	$240
2015	$240
10. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Revolving credit facilities bore interest at a weighted average of 7.4% as of March 31, 2010 and 6.2% as of December 31, 2009	$—	$—
8.0% senior notes due July 1, 2013	97,810	97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $3,893 and $4,150, respectively, of original issue discount)	12,907	12,650
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $7,207 and $7,797, respectively, of issuance premium)	49,331	49,921
Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	3,692	2,263

	$163,740	$162,644

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender, which provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which is subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0. and certain borrowing base limitations are met. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
As of March 31, 2010, we did not have borrowings under the Loan and Security Agreement. In addition, as of March 31, 2010, we had outstanding letters of credit of approximately $1.7 million and borrowing availability of $35.8 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
Our Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio commencing with the fiscal quarter ending March 31, 2010 if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from January 1, 2010 through March 31, 2010, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2010.
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
We entered into a loan and security agreement (the “Second Lien Credit Agreement”), providing for a term loan (the “second lien term loan”), on August 4, 2009. We issued the 11%/13% third lien senior secured notes due 2013 (the “third lien notes”) pursuant to an indenture, dated as of August 4, 2009 (the “Third Lien Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”), and U.S. Bank National Association, as trustee.

The second lien term loan due 2012 and the third lien notes are senior secured obligations of CVG. The second lien term loan is secured by a second-priority lien, and the third lien notes are secured by a third-priority lien, on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of certain of CVG’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary owned directly by a domestic subsidiary. The second lien term loan and the third lien notes are guaranteed by certain of CVG’s domestic subsidiaries.
The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%. Interest on our third lien notes is payable on February 15 and August 15 of each year, beginning on February 15, 2010 until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the first interest payment date on February 15, 2010, at an annual rate of 13.0%. We have elected to pay our August 15, 2010 interest as PIK interest, at an annual rate of 13.0%. We may, at our option, elect to pay interest in cash at an annual rate of 11.0%, or PIK interest, at an annual rate of 13.0% on the interest payment date of February 15, 2011. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
The 8.0% senior notes due 2013 are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes are guaranteed by certain of our domestic subsidiaries. The 8% senior notes due 2013 bear interest paid semi-annually on January 1 and July 1 at a fixed per annum rate of 8% until the maturity date of July 1, 2013.
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
As of March 31, 2010, we have provided a liability of approximately $2.4 million of unrecognized tax benefits related to various federal and state income tax positions. Of the $2.4 million, the amount that would impact our effective tax rate, if recognized, is $1.9 million. The remaining $0.5 million of unrecognized tax benefits consists of items that are offset by deferred tax assets, subject to valuation allowance, and thus could further impact the effective rate.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.6 million accrued for the payment of interest and penalties at March 31, 2010, of which $58 thousand was accrued during the current year. Accrued interest and penalties are included in the $2.4 million of unrecognized tax benefits.
During the current quarter, we released $0.6 million of tax reserves associated with items falling outside the statue of limitations. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.2 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
As a result of federal legislation passed in 2009 that allows tax losses to be carried back for a period of five years, on April 29, 2010, we received a tax refund of approximately $21.4 million.
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2010 (in thousands):

Balance — December 31, 2009	$3,066
Additional provisions recorded	54
Deduction for payments made	(392)
Currency translation adjustment	(11)

Balance — March 31, 2010	$2,717

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2010, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of March 31, 2010, we had no such guarantees.
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
13. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to three years. As of March 31, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	March 31, 2010		December 31, 2009
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value
Commitments to buy currencies:
Japanese yen	$(219)	$(219)	$(345)	$(338)

Commitments to sell currencies:
U.S. Dollar	$153	$153	$—	$—
Euro	8,764	10,241	12,809	15,095
Japanese yen	5,633	7,422	8,004	10,045

	$14,550	$17,816	$20,813	$25,140

Total	$14,331	$17,597	$20,468	$24,802

The fair value of our derivative instruments was a net liability of approximately $3.3 million and $4.4 million as of March 31, 2010 and December 31, 2009, respectively. The net liability was comprised of $3.3 million and $4.4 million in accrued liabilities in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.

We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. For the three months ended March 31, 2010, we recorded a credit valuation adjustment of approximately $0.1 million on our foreign currency forward contracts, which is included in other income on the condensed consolidated statement of operations.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments (in thousands):

Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Other assets	$39	Other assets	$66

Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$3,305	Accrued liabilities	$4,400
The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended
		March 31,	March 31,
		2010	2009
	Location of Gain
	Recognized in	Amount of Gain
	Income on	Recognized in Income on
	Derivatives	Derivatives
Foreign exchange contracts	Other Income	$1,068	$4,858
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
Service cost	$46	$76	$—	$—	$1	$4
Interest cost	504	474	528	453	30	32
Expected return on plan assets	(424)	(379)	(400)	(318)	—	—
Recognized actuarial loss (gain)	32	26	93	42	1	(12)

Net periodic benefit cost	158	197	221	177	32	24
Special termination benefits	28	35	—	—	68	85

Net benefit cost	$186	$232	$221	$177	$100	$109

We previously disclosed in our financial statements for the year ended December 31, 2009, that we expect to contribute approximately $1.8 million to our pension plans and $0.6 million to our other post-retirement benefit plans in 2010. As of March 31, 2010, approximately $0.6 million of contributions have been made to our pension plans. We anticipate contributing an additional $1.4 million to our pension plans in 2010 for total estimated contributions during 2010 of $2.0 million to our pension plans.

15. Comprehensive Loss
We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of March 31, 2010 (in thousands):

Foreign currency translation adjustment	$(7,900)
Pension liability	(15,083)

$(22,983)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net income (loss)	$676	$(19,404)
Other comprehensive income (loss):
Foreign currency translation adjustment	158	(1,636)
Unrealized loss on derivative instruments	—	45
Pension liability	200	—

Comprehensive income (loss)	$1,034	$(20,995)

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program as well as administers its payments to additional third party freight service providers. Richard A. Snell, our Chairman, is an Operating Partner of Thayer Hidden Creek, the controlling shareholder of GTS, and Scott D. Rued, a member of the Company’s Board of Directors, is Chairman of the Board of GTS and Managing Partner of Thayer Hidden Creek. For the three months ended March 31, 2010, we made payments to GTS of approximately $3.5 million, which consisted primarily of payments from us for other third-party service providers, and the balance of which consisted of approximately $0.2 million of fees for GTS’s services.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$115,975	$39,273	$(8,841)	$146,407

COST OF REVENUES	—	102,962	35,394	(8,841)	129,515

Gross Profit	—	13,013	3,879	—	16,892

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,278	2,933	—	13,211

AMORTIZATION EXPENSE	—	60	—	—	60

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(3,282)	(488)	—	3,770	—

Operating Income	3,282	3,163	946	(3,770)	3,621

OTHER INCOME	—	—	(1,459)	—	(1,459)

INTEREST EXPENSE (INCOME)	4,510	(18)	22	—	4,514

(Loss) Income Before (Benefit) Provision for Income Taxes	(1,228)	3,181	2,383	(3,770)	566

(BENEFIT) PROVISION FOR INCOME TAXES	(1,904)	1,535	259	—	(110)

NET INCOME	$676	$1,646	$2,124	$(3,770)	$676

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
		ASSETS
CURRENT ASSETS:
Cash	$17,192	$—	$8,122	$—	$25,314
Accounts receivable, net	218	60,403	22,601	—	83,222
Intercompany receivable	51,839	10,377	—	(62,216)	—
Inventories, net	—	34,687	25,535	—	60,222
Prepaid expenses and other, net	2,371	16,610	10,210	(64)	29,127

Total current assets	71,620	122,077	66,468	(62,280)	197,885

PROPERTY, PLANT AND EQUIPMENT, net	—	54,716	4,879	—	59,595
EQUITY INVESTMENT IN SUBSIDIARIES	80,862	9,523	—	(90,385)	—
INTANGIBLE ASSETS, net	—	4,027	—	—	4,027
OTHER ASSETS, net	5,430	9,839	38	—	15,307

TOTAL ASSETS	$157,912	$200,182	$71,385	$(152,665)	$276,814

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Accounts payable	—	37,986	21,856	—	59,842
Intercompany payable	—	47,998	14,218	(62,216)	—
Accrued liabilities, other	2,041	19,753	10,773	—	32,567

Total current liabilities	2,041	105,737	46,847	(62,216)	92,409
LONG-TERM DEBT, net	163,740	—	—	—	163,740
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	14,022	11,942	—	25,964
OTHER LONG-TERM LIABILITIES	2,857	327	2,307	(64)	5,427

Total liabilities	168,638	120,086	61,096	(62,280)	287,540
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(10,726)	80,096	10,289	(90,385)	(10,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$157,912	$200,182	$71,385	$(152,665)	$276,814

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities	$(5,045)	$(2,200)	$(2,461)	$—	$(9,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(593)	(125)	—	(718)
Proceeds from disposal/sale of property plant and equipment	—	22	—	—	22
Other assets and liabilities	—	(285)	—	—	(285)

Net cash used in investing activities	—	(856)	(125)	—	(981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,358	—	—	—	25,358
Change in intercompany receivables/payables	(3,130)	3,018	112	—	—

Net cash provided by (used in) financing activities	22,228	3,018	112	—	25,358

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	—	1,119	—	1,119

NET INCREASE (DECREASE) IN CASH	17,183	(38)	(1,355)	—	15,790
CASH:
Beginning of period	9	38	9,477	—	9,524

End of period	$17,192	$—	$8,122	$—	$25,314

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$(70)	$89,231	$24,677	$(5,308)	$108,530

COST OF REVENUES	—	91,723	25,364	(5,308)	111,779

Gross Loss	(70)	(2,492)	(687)	—	(3,249)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	9,839	3,504	—	13,343

AMORTIZATION EXPENSE	—	97	—	—	97

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	17,441	(51)	—	(17,390)	—

RESTRUCTURING COSTS	—	618	1,094	—	1,712

Operating Loss	(17,511)	(12,995)	(5,285)	17,390	(18,401)

OTHER EXPENSE (INCOME)	—	13	(4,905)	—	(4,892)

INTEREST (INCOME) EXPENSE	(194)	3,797	41	—	3,644

LOSS ON EARLY EXTINGUISHMENT OF DEBT	795	—	—	—	795

Loss Before Provision for Income Taxes	(18,112)	(16,805)	(421)	17,390	(17,948)

PROVISION FOR INCOME TAXES	1,292	—	164	—	1,456

NET LOSS	$(19,404)	$(16,805)	$(585)	$17,390	$(19,404)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
			ASSETS
CURRENT ASSETS:
Cash	$9	$38	$9,477	$—	$9,524
Accounts receivable, net	218	57,680	16,165	—	74,063
Intercompany receivable	48,709	9,853	—	(58,562)	—
Inventories, net	—	34,425	23,626	—	58,051
Prepaid expenses and other, net	570	16,812	9,461	(62)	26,781

Total current assets	49,506	118,808	58,729	(58,624)	168,419

PROPERTY, PLANT AND EQUIPMENT, net	—	56,938	5,377	—	62,315
EQUITY INVESTMENT IN SUBSIDIARIES	76,573	8,940	—	(85,513)	—
INTANGIBLE ASSETS, net	—	4,087	—	—	4,087
OTHER ASSETS, net	6,206	9,413	67	2	15,688

TOTAL ASSETS	$132,285	$198,186	$64,173	$(144,135)	$250,509

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	42,638	17,017	2	59,657
Intercompany payable	—	44,456	14,106	(58,562)	—
Accrued liabilities, other	4,057	18,919	9,999	2	32,977

Total current liabilities	4,057	106,013	41,122	(58,558)	92,634
LONG-TERM DEBT, net	162,644	—	—	—	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	14,173	12,742	—	26,915
OTHER LONG-TERM LIABILITIES	3,349	294	2,502	(64)	6,081

Total liabilities	170,050	120,480	56,366	(58,622)	288,274
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(37,765)	77,706	7,807	(85,513)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$132,285	$198,186	$64,173	$(144,135)	$250,509

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(2,216)	$9,877	$(4,373)	$498	$3,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(1,313)	(377)	—	(1,690)
Other asset and liabilities	—	(976)	—	—	(976)

Net cash used in by investing activities	—	(2,289)	(377)	—	(2,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(87,121)	—	—	—	(87,121)
Borrowings under revolving credit facility	87,807	—	—	—	87,807
Payments on capital lease obligations	—	(30)	—	—	(30)
Change in intercompany receivables/payables	4,357	(7,533)	3,673	(497)	—
Debt issuance costs and other	(2,631)	—	—	—	(2,631)

Net cash provided by (used in) financing activities	2,412	(7,563)	3,673	(497)	(1,975)

EFFECT OF CURRENCY EXCHANGE RATE

CHANGES ON CASH	—	—	(1,104)	(1)	(1,105)

NET INCREASE (DECREASE) IN CASH	196	25	(2,181)	—	(1,960)
CASH:
Beginning of period	9	47	7,254	—	7,310

End of period	$205	$72	$5,073	$—	$5,350

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
Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America initially peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, an oversupply of new and used vehicle inventory and lower spending on heavy truck commercial vehicles and equipment. Demand for commercial vehicles improved in 2006 due to broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs received larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007.
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continue to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels in 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the tightening of credit in financial markets may continue to adversely affect the ability of our customers to obtain financing for significant truck orders. If there is a sustained downturn in the economy or disruption in the financial markets, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.
Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. If there is a sustained downturn in the global economy or disruption in the financial markets, we expect that low demand for construction equipment could have a negative impact on our revenues, operating results and financial position.

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

Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the three month periods indicated:

	March 31,	March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	88.5	103.0

Gross profit (loss)	11.5	(3.0)
Selling, general and administrative expenses	9.0	12.3
Amortization expense	0.0	0.1
Restructuring charges	0.0	1.6

Operating income (loss)	2.5	(17.0)
Other income	(1.0)	(4.5)
Interest expense	3.1	3.4
Loss on early extinguishment of debt	0.0	0.7

Income (loss) before income taxes	0.4	(16.6)
(Benefit) Provision for income taxes	(0.1)	1.3

Net income (loss)	0.5%	(17.9)%
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues. Revenues increased approximately $37.9 million, or 34.9%, to $146.4 million in the three months ended March 31, 2010 from $108.5 million in the three months ended March 31, 2009. This increase resulted primarily from an increase in our heavy truck, construction and military markets, including a 23% improvement in the North American class 8 heavy truck production, which impacted our North American end market revenues by approximately $24.0 million. In addition, our European and Asian end markets increased by approximately $10.7 million primarily as a result of a general improvement in production levels of our global construction market. Translation of our foreign operations into U.S. dollars increased our revenues by approximately $3.2 million over the prior year period.
Gross Profit (Loss) Gross profit was approximately $16.9 million for the three months ended March 31, 2010 compared to gross loss of $3.2 million in the three months ended March 31, 2009, an increase of approximately $20.1 million. This increase was primarily the result of our cost reductions efforts from the prior year period as well as the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 11.5% for the three months ended March 31, 2010 compared to gross loss of (3.0%) in the three months ended March 31, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $0.1 million to $13.2 million in the three months ended March 31, 2010 from $13.3 million in the three months ended March 31, 2009.
Amortization Expense. Amortization expense was approximately $0.1 million, respectively, for the three months ended March 31, 2010 and March 31, 2009.
Restructuring Costs. We recorded restructuring charges for the three months ended March 31, 2009 of $1.7 million relating to the reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities. We did not record a restructuring charge for the three months ended March 31, 2010.
Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of March 31, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The income for the three months ended March 31, 2010 and 2009 of $1.5 million and $4.9 million, respectively, is primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense increased approximately $0.9 million to $4.5 million in the three months ended March 31, 2010 from $3.6 million in the three months ended March 31, 2009. This increase was primarily due to higher average interest rate on our second lien term loan and third lien notes.
Loss on Early Extinguishment of Debt. In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement for the three months ended March 31, 2009.

(Benefit) Provision for Income Taxes. Our effective tax rate was negative 19.4% for the three months ended March 31, 2010 and negative 8.1% for the three months ended March 31, 2009. An income tax benefit of approximately $0.1 million was recorded for the three months ended March 31, 2010 compared to an income tax provision of approximately $1.5 million for the three months ended March 31, 2009. The change in effective rate from the prior year quarter can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances against our deferred tax assets.
Net Income (Loss). Net income was $0.7 million in the three months ended March 31, 2010, compared to a net loss of $19.4 million in the three months ended March 31, 2009, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2010, net cash used in operations was approximately $9.7 million compared net cash provided of $3.8 million for the three months ended March 31, 2009. The net cash used in operations for the three months ended March 31, 2010 was primarily a result of the increase in accounts receivable and inventory.
Net cash used in investing activities was approximately $1.0 million for the three months ended March 31, 2010 compared to approximately $2.7 million for the three months ended March 31, 2009. The amounts used in investing activities for the three months ended March 31, 2010 and March 31, 2009 primarily reflect capital expenditure purchases.
Net cash provided by financing activities was approximately $25.4 million for the three months ended March 31, 2010, compared to net cash used of approximately $2.0 million for the three months ended March 31, 2009. The net cash provided by financing activities for the three months ended March 31, 2010 was related to the proceeds of our public offering of common stock.
As a result of federal legislation passed in 2009 that allows tax losses to be carried back for a period of five years, on April 29, 2010, we received a tax refund of approximately $21.4 million.
Debt and Credit Facilities
As of March 31, 2010, we had an aggregate of $163.7 million of outstanding indebtedness excluding $1.7 million of outstanding letters of credit under various financing arrangements and an additional $35.8 million of borrowing capacity under our Loan and Security Agreement, which is subject to a $10.0 million availability block. The indebtedness consisted of the following:
•	$97.8 million of 8.0% senior notes due 2013;

•	$12.9 million ($16.8 million principal amount, net of $3.9 million of original issue discount) of 15% second lien term loan due 2012;

•	$49.3 million ($42.1 million principal amount, and $7.2 million of issuance premium) of 11%/13% third lien secured notes due 2013; and

•	$3.7 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.
Credit Agreement – On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank of America, N.A., as agent and lender, which, as amended, provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which is subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0. and certain borrowing base limitations are met. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

As of March 31, 2010, approximately $3.4 million in deferred fees relating to the Loan and Security Agreement, our 8.0% senior notes due 2013 and our 11%/13% third lien senior secured notes due 2013 were outstanding and were being amortized over the life of the agreements.
As of March 31, 2010, we did not have borrowings under the Loan and Security Agreement. In addition, as of March 31, 2010, we had outstanding letters of credit of approximately $1.7 million and borrowing availability of $35.8 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
Terms, Covenants and Compliance Status — We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we would have been required to comply with a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.
Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) during the quarter ended March 31, 2010, we were not required to comply with the fixed charge coverage during the quarter ended March 31, 2010.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2010.
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
Second Lien Credit Agreement. Concurrently with the notes exchange described below, on August 4, 2009, CVG and certain of its domestic subsidiaries entered into a Loan and Security Agreement (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million. The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%.
The Second Lien Credit Agreement provides that the second lien term loan is a senior secured obligation of CVG. CVG’s obligations under the Second Lien Credit Agreement are guaranteed by the guarantors. The obligations of CVG and the guarantors under the Second Lien Credit Agreement are secured by a second-priority lien on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of certain of CVG’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary. The liens, the security interests and all of the obligations of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the agent under the Loan and Security Agreement, the agent under the Second Lien Credit Agreement and the collateral agent for the third lien notes, and an intercreditor agreement among the collateral agent for the Second Lien Credit Agreement and the collateral agent for the third lien notes (the “Intercreditor Agreements”).

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
11%/13% Third Lien Senior Secured Notes due 2013. The third lien notes were issued under the Third Lien Notes Indenture. Interest is payable on the third lien notes on February 15 and August 15 of each year, beginning on February 15, 2010 until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the first interest payment date on February 15, 2010, at an annual rate of 13.0%. We have elected to pay our August 15, 2010 interest as PIK interest, at an annual rate of 13.0%. We may, at our option, elect to pay interest in cash at an annual rate of 11.0%, or PIK interest, at an annual rate of 13.0% on the interest payment date of February 15, 2011. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
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
8% Senior Notes due 2013 - The 8.0% senior notes are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes are guaranteed by certain of our domestic subsidiaries.
Covenants and Liquidity
We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Update on Contractual Obligations
At March 31, 2010, we have provided a liability for $2.4 million of unrecognized tax benefits related to various income tax positions. However, the net obligation to taxing authorities was $2.3 million. The difference relates primarily to receivables based on future amended returns. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2009.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
There was no change in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
Item 1. Legal Proceedings:
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of our business. We do not have any material litigation at this time.
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 12, 2010.
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
We issued the following shares of common stock upon the exercise of certain of the warrants during the quarter ended March 31, 2010:

Date Exercised	Shares Issued
February 5, 2010	372,905
March 17, 2010	215,308
March 19, 2010	46,702
March 23, 2010	9,855
The warrants were exercised on a cashless exercise basis as required under the warrant and unit agreement, and, accordingly, such shares of Common Stock were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Exhibits:
10.1	Commercial Vehicle Group, Inc. 2010 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 11, 2010).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: May 10, 2010	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)