Form 10-Q
period 2010-06-30
Commercial Vehicle Group, Inc.
filed 2010-08-09
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2010 was 28,563,351 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4 CONTROLS AND PROCEDURES	29

PART II OTHER INFORMATION	31

SIGNATURES	33

Certification of CEO
Certification of CFO
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
REVENUES	$142,349	$103,503	$288,756	$212,033

COST OF REVENUES	124,593	104,592	254,108	216,371

Gross Profit (Loss)	17,756	(1,089)	34,648	(4,338)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,668	10,366	26,879	23,709

AMORTIZATION EXPENSE	60	97	120	194

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	3,445	—	3,445

RESTRUCTURING COSTS	1,410	235	1,410	1,947

Operating Income (Loss)	2,618	(22,232)	6,239	(40,633)

OTHER INCOME	(1,281)	(3,505)	(2,740)	(8,397)

INTEREST EXPENSE	3,907	3,666	8,421	7,310

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	795

(Loss) Income Before Provision for Income Taxes	(8)	(22,393)	558	(40,341)

(BENEFIT) PROVISION FOR INCOME TAXES	(701)	120	(811)	1,576

NET INCOME (LOSS)	$693	$(22,513)	$1,369	$(41,917)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.03	$(1.04)	$0.05	$(1.93)

Diluted	$0.02	$(1.04)	$0.05	$(1.93)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,214	21,747	24,973	21,747

Diluted	27,973	21,747	25,820	21,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands, except share
	and per share amounts)
ASSETS
CURRENT ASSETS:
Cash	$52,371	$9,524
Accounts receivable, net of reserve for doubtful accounts of $2,249 and $1,812, respectfully	75,285	74,063
Inventories, net	62,950	58,051
Prepaid expenses and other, net	13,796	26,781

Total current assets	204,402	168,419

PROPERTY, PLANT AND EQUIPMENT, net	56,282	62,315
INTANGIBLE ASSETS, net of accumulated amortization of $2,125 and $2,006, respectively	3,968	4,087
OTHER ASSETS, net	12,254	15,688

TOTAL ASSETS	$276,906	$250,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	58,262	59,657
Accrued liabilities, other	34,940	32,977

Total current liabilities	93,202	92,634

LONG-TERM DEBT	164,765	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	25,410	26,915
OTHER LONG-TERM LIABILITIES	3,907	6,081

Total liabilities	287,284	288,274

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ DEFICIT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 27,339,930 and 22,070,531 shares issued and outstanding, respectively	274	221
Treasury stock purchased from employees; 130,674 shares, respectively	(1,090)	(1,090)
Additional paid-in capital	214,016	186,291
Retained loss	(198,477)	(199,846)
Accumulated other comprehensive loss	(25,101)	(23,341)

Total stockholders’ deficit	(10,378)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,906	$250,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,369	$(41,917)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,177	8,853
Noncash amortization of debt financing costs	757	685
Loss on early extinguishment of debt	—	795
Amortization of bond discount/premium, net	(632)	—
Paid-in-kind interest	2,753	—
Shared-based compensation expense	1,345	1,458
(Gain) loss on sale of assets	(51)	552
Noncash gain on forward exchange contracts	(2,355)	(8,350)
Intangible asset impairment	—	7,000
Long-lived asset impairment	—	3,445
Change in other operating items	10,682	45,783

Net cash provided by operating activities	20,045	18,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,770)	(3,177)
Proceeds from disposal/sale of property plant and equipment	65	14
Other assets and liabilities	196	(1,529)

Net cash used in investing activities	(2,509)	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,359	—
Proceeds from issuance of common stock under equity incentive plans	1,126	—
Excess tax benefit from equity incentive plans	(52)	—
Repayment of revolving credit facility	—	(191,656)
Borrowings under revolving credit facility	—	180,240
Payments on capital lease obligations	—	(72)
Debt issuance costs and other	—	(2,669)

Net cash provided by (used in) financing activities	26,433	(14,157)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,122)	(656)

NET INCREASE (DECREASE) IN CASH	42,847	(1,201)
CASH:
Beginning of period	9,524	7,310

End of period	$52,371	$6,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,406	$6,568

Cash received for income taxes, net	$(21,565)	$(4,858)

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
Revenues and operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, ASU 2010-6 requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, ASU 2010-6 requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.
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
Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	June 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$—	$—	$—	$—	$66	—	$66	$—

Derivative liabilities (1)	$1,980	$—	$1,980	$—	$4,400	$—	$4,400	$—

(1)	Based on observable market transactions of spot and forward rates.
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.
The carrying amounts and fair values of financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$164,765	$145,349	$162,644	$103,473
The following methods were used to estimate the fair value of each class of financial instruments:
Long-term debt. The fair value of long-term debt is based on quoted market prices or on rates available on debt with similar terms and maturities.
4. Restructuring Activities
In the three months ended December 31, 2009, we announced the following restructuring plans:
•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic, which was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. We substantially completed the closure as of December 31, 2009.

•	The closure of our Norwalk, Ohio truck cab assembly facility, which was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure as of June 30, 2010.
We estimate that we will record total charges for these restructuring activities of approximately $4.4 million, consisting of approximately $0.8 million of employee-related costs and approximately $3.6 million of facility closure and other costs. For the three months ended June 30, 2010, we recorded restructuring charges of approximately $1.4 million, consisting of approximately $0.4 million of employee-related costs and approximately $1.0 million of facility closure and other costs. We have incurred cumulative restructuring charges relating to these activities of approximately $3.1 million through June 30, 2010.
A summary of the restructuring liability for the six months ended June 30, 2010 is as follows (in thousands):

		Facility
		Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2009	$337	$1,454	$1,791
Provisions	381	806	1,187
Utilizations	(105)	(342)	(447)
Currency Translation	—	(161)	(161)

Balance — June 30, 2010	$613	$1,757	$2,370

For the three months ended June 30, 2010, we established an additional restructuring reserve relating to the closure of our Norwalk, Ohio facility for one-time termination benefits and the fair value of the remaining lease rentals.

As a result of the closure of our Norwalk, Ohio facility, we are actively marketing the sale of approximately $2.4 million of assets consisting of $1.5 million in land and building and approximately $0.9 million in machinery and equipment. We expect to substantially complete this activity within this fiscal year and have, therefore, classified the assets as held-for-sale.
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
As of June 30, 2010, there was approximately $3.1 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under the Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the October 2007 awards, 16 months for the November 2008 awards and 28 months for the November 2009 awards, respectively.
We currently estimate the forfeiture rates for the October 2007, November 2008 and November 2009 restricted stock awards at 8.0%, 8.2% and 8.2%, respectively, for all participants in the Plan.
The following table summarizes information about the non-vested restricted stock grants as of June 30, 2010:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2009	1,226	$7.60
Granted	—	—
Vested	—	—
Forfeited	(3)	3.93

Nonvested at June 30, 2010	1,223	$7.61

As of June 30, 2010, 656,038 shares of the 3.2 million shares authorized for issuance were available for issuance under the Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 28,563,351 shares outstanding as of June 30, 2010.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2010.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended June 30, 2010 and 2009 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) applicable to common stockholders — basic and diluted	$693	$(22,513)	$1,369	$(41,917)

Weighted average number of common shares outstanding	27,214	21,747	24,973	21,747
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	759	—	847	—

Dilutive shares outstanding	27,973	21,747	25,820	21,747

Basic income (loss) per share	$0.03	$(1.04)	$0.05	$(1.93)

Diluted income (loss) per share	$0.02	$(1.04)	$0.05	$(1.93)

For the three months ended June 30, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options as the effect would have been antidilutive. For the three months ended June 30, 2009, diluted loss per share did not include approximately 0.7 million outstanding stock options and approximately 1.0 million non-vested restricted stock, as the effect would have been antidilutive. For the six months ended June 30, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options as the effect would have been antidilutive. For the six months ended June 30, 2009, diluted loss per share did not include approximately 0.7 million outstanding stock options and approximately 1.0 million non-vested restricted stock, as the effect would have been antidilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Loan and Security Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.
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
Common Stock Warrants — On August 4, 2009, we issued 745,000 warrants to purchase common stock. Each warrant was issued as part of a unit consisting of (i) $1,000 principal amount of 11%/13% third lien senior secured notes due 2013 and (ii) 17.68588 warrants. The units are immediately separable. The units were issued pursuant to a warrant and unit agreement with U.S. Bank National Association, as unit agent and warrant agent. As of June 30, 2010, approximately 741,073 warrants have been exercised.
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

8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$47,355	$41,677
Work in process	10,336	8,955
Finished goods	12,101	14,433
Less excess and obsolete	(6,842)	(7,014)

	$62,950	$58,051

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
Our intangible assets were comprised of the following (in thousands):

	June 30, 2010				December 31, 2009
	Weighted-				Weighted-
	Average	Gross		Net	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Trademarks/Tradenames	20 years	$5,655	$(1,687)	$3,968	20 years	$5,655	$(1,568)	$4,087
The aggregate intangible asset amortization expense was approximately $60 thousand and $97 thousand for the three months ended June 30, 2010 and 2009, respectively, and approximately $120 thousand and $194 thousand for the six months ended June 30, 2010 and 2009, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2010, and for the five succeeding years is as follows (in thousands):

Estimated
Fiscal Year Ended	Amortization
December 31,	Expense
2010	$240
2011	$240
2012	$240
2013	$240
2014	$240
2015	$240

10. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Revolving credit facilities bore interest at a weighted average of 7.4% as of June 30, 2010 and 6.2% as of December 31, 2009	$—	$—
8.0% senior notes due July 1, 2013	97,810	97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $3,639 and $4,150, respectively, of original issue discount)	13,161	12,650
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $6,654 and $7,797, respectively, of issuance premium)	48,778	49,921
Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	5,016	2,263

	$164,765	$162,644

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender, which provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which is subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0 and certain borrowing base limitations are met. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
As of June 30, 2010, we did not have borrowings under the Loan and Security Agreement. In addition, as of June 30, 2010, we had outstanding letters of credit of approximately $1.7 million and borrowing availability of $35.8 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
Our Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from April 1, 2010 through June 30, 2010, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2010.
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
The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%. Interest on our third lien notes is payable on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the first interest payment date on February 15, 2010, at an annual rate of 13.0%. We have elected to pay our August 15, 2010 interest as PIK interest, at an annual rate of 13.0%. We may, at our option, elect to pay interest in cash at an annual rate of 11.0%, or PIK interest, at an annual rate of

13.0% on the interest payment date of February 15, 2011. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
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
11. Income Taxes
We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2004. There are currently no income tax examinations in process.
As of June 30, 2010, we have provided a liability of approximately $0.6 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $237 thousand accrued for the payment of interest and penalties at June 30, 2010, of which $11 thousand was accrued during the current year. Accrued interest and penalties are included in the $0.6 million of unrecognized tax benefits.
During the current quarter, we released $1.7 million of tax reserves associated with items falling outside the statue of limitations and the closure of certain tax years for examination purposes. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $86 thousand of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
As a result of federal legislation passed in 2009 that allows tax losses to be carried back for a period of five years, on April 29, 2010, we received a tax refund of approximately $21.4 million. We anticipate receiving a tax refund of approximately $1.8 million related to the settlement of tax examinations in the third quarter of 2010.
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2010 (in thousands):

Balance — December 31, 2009	$3,066
Additional provisions recorded	513
Deduction for payments made	(812)
Currency translation adjustment	(12)

Balance — June 30, 2010	$2,755

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2010, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of June 30, 2010, we had no such guarantees.

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
13. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	June 30, 2010		December 31, 2009
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value
Commitments to buy currencies:
Japanese Yen	$—	$—	$(345)	$(338)

Commitments to sell currencies:
Euro	$4,070	$4,622	$12,809	$15,095
Swedish Krona	72	72	—	—
Japanese Yen	3,168	4,595	8,004	10,045

	$7,310	$9,289	$20,813	$25,140

Total	$7,310	$9,289	$20,468	$24,802

The fair value of our derivative instruments was a net liability of approximately $2.0 million and $4.4 million as of June 30, 2010 and December 31, 2009, respectively. The net liability was comprised of $2.0 million and $4.4 million in accrued liabilities in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.
We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. For the three and six months ended June 30, 2010, we recorded a credit valuation adjustment of approximately $0.1 million and $0.2 million, respectively, on our foreign currency forward contracts, which is included in other income on the condensed consolidated statement of operations.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments (in thousands):

Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Foreign exchange contracts	Other assets	$—	Other assets	$66

Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Foreign exchange contracts	Accrued liabilities	$1,980	Accrued liabilities	$4,400
The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
	Location of Gain
	Recognized in
	Income on	Amount of Gain Recognized in		Amount of Gain Recognized in
	Derivatives	Income on Derivatives		Income on Derivatives
Foreign exchange contracts	Other Income	$1,287	$3,492	$2,355	$8,350
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$66	$76	$—	$—	$1	$3
Interest cost	492	479	519	518	29	33
Expected return on plan assets	(423)	(378)	(395)	(369)	—	—
Amortization of prior service cost	—	—	—	—	(25)	—
Recognized actuarial loss (gain)	23	28	89	48	1	(10)
Net periodic benefit cost	158	205	213	197	6	26
Special termination benefits	26	35	—	—	68	85

Net benefit cost	$184	$240	$213	$197	$74	$111

We previously disclosed in our financial statements for the year ended December 31, 2009, that we expect to contribute approximately $1.8 million to our pension plans and $0.6 million to our other post-retirement benefit plans in 2010. As of June 30, 2010, approximately $1.1 million of contributions have been made to our pension plans. We anticipate contributing an additional $1.0 million to our pension plans in 2010 for total estimated contributions during 2010 of $2.1 million.
15. Comprehensive Loss
We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of June 30, 2010 (in thousands):

Foreign currency translation adjustment	$(10,059)
Pension liability	(15,042)

$(25,101)

Comprehensive loss was as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net income (loss)	$1,369	$(41,917)
Other comprehensive loss:
Foreign currency translation adjustment	(2,001)	2,266
Pension liability	241	—

Comprehensive loss	$(391)	$(39,651)

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Scott D. Rued, a member of our Board of Directors, is Chairman of the Board of RRTS and Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the six months ended June 30, 2010, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.3 million for these services.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$108,916	$43,514	$(10,081)	$142,349

COST OF REVENUES	—	95,170	39,504	(10,081)	124,593

Gross Profit	—	13,746	4,010	—	17,756

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,705	2,963	—	13,668

AMORTIZATION EXPENSE	—	60	—	—	60

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(1,435)	(93)	—	1,528	—

RESTRUCTURING COSTS	—	1,410	—	—	1,410

Operating Income	1,435	1,664	1,047	(1,528)	2,618

OTHER INCOME	(35)	—	(1,246)	—	(1,281)

INTEREST EXPENSE (INCOME)	3,986	(139)	60	—	3,907

(Loss) Income Before (Benefit) Provision for Income Taxes	(2,516)	1,803	2,233	(1,528)	(8)

(BENEFIT) PROVISION FOR INCOME TAXES	(3,209)	1,101	1,407	—	(701)

NET INCOME	$693	$702	$826	$(1,528)	$693

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$224,891	$82,787	$(18,922)	$288,756

COST OF REVENUES	—	198,132	74,898	(18,922)	254,108

Gross Profit	—	26,759	7,889	—	34,648

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	20,983	5,896	—	26,879

AMORTIZATION EXPENSE	—	120	—	—	120

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(4,717)	(581)	—	5,298	—

RESTRUCTURING COSTS	—	1,410	—	—	1,410

Operating Income	4,717	4,827	1,993	(5,298)	6,239

OTHER INCOME	(35)	—	(2,705)	—	(2,740)

INTEREST EXPENSE (INCOME)	8,496	(157)	82	—	8,421

(Loss) Income Before (Benefit) Provision for Income Taxes	(3,744)	4,984	4,616	(5,298)	558

(BENEFIT) PROVISION FOR INCOME TAXES	(5,113)	2,636	1,666	—	(811)

NET INCOME	$1,369	$2,348	$2,950	$(5,298)	$1,369

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
		ASSETS

CURRENT ASSETS:
Cash	$44,719	$23	$7,629	$—	$52,371
Accounts receivable, net	219	51,153	23,913	—	75,285
Intercompany receivable	31,167	11,104	—	(42,271)	—
Inventories, net	—	37,582	25,368	—	62,950
Prepaid expenses and other, net	507	8,835	9,951	(5,497)	13,796

Total current assets	76,612	108,697	66,861	(47,768)	204,402

PROPERTY, PLANT AND EQUIPMENT, net	—	51,511	4,771	—	56,282
EQUITY INVESTMENT IN SUBSIDIARIES	80,877	9,537	—	(90,414)	—
INTANGIBLE ASSETS, net	—	3,968	—	—	3,968
OTHER ASSETS, net	3,060	9,195	(1)	—	12,254

TOTAL ASSETS	$160,549	$182,908	$71,631	$(138,182)	$276,906

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$—	$34,441	$23,821	$—	$58,262
Intercompany payable	—	27,479	14,792	(42,271)	—
Accrued liabilities, other	5,049	24,829	10,495	(5,433)	34,940

Total current liabilities	5,049	86,749	49,108	(47,704)	93,202
LONG-TERM DEBT, net	164,765	—	—	—	164,765
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,806	11,604	—	25,410
OTHER LONG-TERM LIABILITIES	1,113	935	1,923	(64)	3,907

Total liabilities	170,927	101,490	62,635	(47,768)	287,284
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(10,378)	81,418	8,996	(90,414)	(10,378)

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$160,549	$182,908	$71,631	$(138,182)	$276,906

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash provided by (used in) operating activities	$736	$20,413	$(1,104)	$—	$20,045

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	—	(2,451)	(319)	—	(2,770)
Proceeds from disposal/sale of property plant and equipment	—	53	12	—	65
Other assets and liabilities	—	196	—	—	196

Net cash used in investing activities	—	(2,202)	(307)	—	(2,509)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net	25,359	—	—	—	25,359

Proceeds from issuance of common stock under equity incentive plans	1,126	—	—	—	1,126

Excess tax benefit from equity incentive plans	(52)	—	—	—	(52)

Change in intercompany receivables/payables	17,541	(18,227)	686	—	—

Net cash provided by (used in) financing activities	43,974	(18,227)	686	—	26,433

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	1	(1,123)	—	(1,122)

NET INCREASE (DECREASE) IN CASH	44,710	(15)	(1,848)	—	42,847
CASH:
Beginning of period	9	38	9,477	—	9,524

End of period	$44,719	$23	$7,629	$—	$52,371

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$70	$83,864	$24,311	$(4,742)	$103,503

COST OF REVENUES	—	82,306	27,028	(4,742)	104,592

Gross Profit (Loss)	70	1,558	(2,717)	—	(1,089)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	6,913	3,453	—	10,366

AMORTIZATION EXPENSE	—	97	—	—	97

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000

LONG-LIVED ASSET	—	—	3,445	—	3,445

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	21,788	(46)	—	(21,742)	—

RESTRUCTURING COSTS	—	235	—	—	235

Operating Loss	(21,718)	(12,641)	(9,615)	21,742	(22,232)

OTHER EXPENSE (INCOME)	—	3	(3,508)	—	(3,505)

INTEREST EXPENSE	781	2,798	87	—	3,666

Loss Before Provision for Income Taxes	(22,499)	(15,442)	(6,194)	21,742	(22,393)

PROVISION FOR INCOME TAXES	14	—	106	—	120

NET LOSS	$(22,513)	$(15,442)	$(6,300)	$21,742	$(22,513)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$173,095	$48,988	$(10,050)	$212,033

COST OF REVENUES	—	174,029	52,392	(10,050)	216,371

Gross Loss	—	(934)	(3,404)	—	(4,338)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	16,752	6,957	—	23,709

AMORTIZATION EXPENSE	—	194	—	—	194

INTANGIBLE ASSET IMPAIRMENT	—	7,000	—	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	—	3,445	—	3,445

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	39,229	(97)	—	(39,132)	—

RESTRUCTURING COSTS	—	853	1,094	—	1,947

Operating Loss	(39,229)	(25,636)	(14,900)	39,132	(40,633)

OTHER EXPENSE (INCOME)	—	16	(8,413)	—	(8,397)

INTEREST EXPENSE	587	6,595	128	—	7,310

LOSS ON EARLY EXTINGUISHMENT OF DEBT	795	—	—	—	795

Loss Before Provision for Income Taxes	(40,611)	(32,247)	(6,615)	39,132	(40,341)

PROVISION FOR INCOME TAXES	1,306	—	270	—	1,576

NET LOSS	$(41,917)	$(32,247)	$(6,885)	$39,132	$(41,917)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$9	$38	$9,477	$—	$9,524
Accounts receivable, net	218	57,680	16,165	—	74,063
Intercompany receivable	48,709	9,853	—	(58,562)	—
Inventories, net	—	34,425	23,626	—	58,051
Prepaid expenses and other, net	570	16,812	9,461	(62)	26,781

Total current assets	49,506	118,808	58,729	(58,624)	168,419

PROPERTY, PLANT AND EQUIPMENT, net	—	56,938	5,377	—	62,315
EQUITY INVESTMENT IN SUBSIDIARIES	76,573	8,940	—	(85,513)	—
INTANGIBLE ASSETS, net	—	4,087	—	—	4,087
OTHER ASSETS, net	6,206	9,413	67	2	15,688

TOTAL ASSETS	$132,285	$198,186	$64,173	$(144,135)	$250,509

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	42,638	17,017	2	59,657
Intercompany payable	—	44,456	14,106	(58,562)	—
Accrued liabilities, other	4,057	18,919	9,999	2	32,977

Total current liabilities	4,057	106,013	41,122	(58,558)	92,634
LONG-TERM DEBT, net	162,644	—	—	—	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	14,173	12,742	—	26,915
OTHER LONG-TERM LIABILITIES	3,349	294	2,502	(64)	6,081

Total liabilities	170,050	120,480	56,366	(58,622)	288,274

STOCKHOLDERS’ (DEFICIT) INVESTMENT	(37,765)	77,706	7,807	(85,513)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$132,285	$198,186	$64,173	$(144,135)	$250,509

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$4,940	$18,862	$(5,606)	$108	$18,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,602)	(575)	—	(3,177)
Proceeds from disposal/sale of property, plant and equipment	—	14	—	—	14
Other investing activities	—	(1,529)	—	—	(1,529)

Net cash used in investing activities	—	(4,117)	(575)	—	(4,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving credit facility	(191,656)	—	—	—	(191,656)
Borrowings under revolving credit facility	180,240	—	—	—	180,240
Payments on capital lease obligations	—	(61)	(11)	—	(72)
Change in intercompany receivables/payables	10,034	(14,679)	4,753	(108)	—
Debt issuance costs and other	(2,669)	—	—	—	(2,669)

Net cash (used in) provided by financing activities	(4,051)	(14,740)	4,742	(108)	(14,157)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	2	(2)	(656)	—	(656)

NET INCREASE (DECREASE) IN CASH	891	3	(2,095)	—	(1,201)

CASH:
Beginning of period	9	47	7,254	—	7,310

End of period	$900	$50	$5,159	$—	$6,109

ITEM 2	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continue to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the tightening of credit in financial markets may continue to adversely affect the ability of our customers to obtain financing for significant truck orders. If there is a sustained downturn in the economy or disruption in the financial markets, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the three and six month periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	87.5	101.1	88.0	102.0

Gross profit (loss)	12.5	(1.1)	12.0	(2.0)
Selling, general and administrative expenses	9.6	10.0	9.3	11.2
Amortization expense	—	0.1	—	0.1
Intangible asset impairment	—	6.8	—	3.3
Long-lived asset impairment	—	3.3	—	1.6
Restructuring costs	1.0	0.2	0.5	0.9

Operating income (loss)	1.9	(21.5)	2.2	(19.1)
Other income	(0.9)	(3.4)	(0.9)	(4.0)
Interest expense	2.7	3.5	2.9	3.4
Loss on early extinguishment of debt	—	—	—	0.4

Income (loss) before income taxes	0.1	(21.6)	0.2	(18.9)
(Benefit) provision for income taxes	(0.5)	0.1	(0.3)	0.7

Net income (loss)	0.6%	(21.7)%	0.5%	(19.6)%
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues. Revenues increased approximately $38.8 million, or 37.5%, to $142.3 million in the three months ended June 30, 2010 from $103.5 million in the three months ended June 30, 2009. This increase resulted primarily from an increase in our heavy truck, construction and military markets. Our North American end market revenues increased by approximately $20.7 million, including a 42.1% improvement in the North American class 8 heavy truck production. In addition, our European and Asian end markets increased by approximately $19.2 million primarily as a result of a general improvement in production levels of our global construction market. Translation of our foreign operations into U.S. dollars decreased our revenues by approximately $1.1 million over the prior year period.
Gross Profit (Loss). Gross profit was approximately $17.8 million for the three months ended June 30, 2010 compared to gross loss of $1.1 million in the three months ended June 30, 2009, an increase of approximately $18.9 million. This increase was primarily the result of our cost reduction efforts from the prior year period as well as the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 12.5% for the three months ended June 30, 2010 compared to gross loss of 1.1% for the three months ended June 30, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.3 million to $13.7 million in the three months ended June 30, 2010 from $10.4 million in the three months ended June 30, 2009. This increase was primarily the result of increased wages and compensation from the cost reduction efforts instituted during 2009 and increased travel and other expenses to support our new business initiatives.
Amortization Expense. Amortization expense was approximately $0.1 million, respectively, for the three months ended June 30, 2010 and June 30, 2009.
Intangible Asset Impairment. Our intangible asset impairment analysis is performed annually during the second quarter. In connection with this test in the three months ended June 30, 2009, we determined that the fair value was less than the carrying value of our net assets and resulted in the recording of an impairment charge of approximately $7.0 million for the three months ended June 30, 2009. We did not record an intangible asset impairment for the three months ended June 30, 2010.
Long-Lived Asset Impairment. We identified that an impairment indicator existed for the three months ended June 30, 2009. As a result, we recorded an impairment of approximately $3.4 million as the carrying value of the assets exceeded their fair value. We did not record a long-lived asset impairment for the three months ended June 30, 2010.
Restructuring Costs. We recorded restructuring charges for the three months ended June 30, 2010 of $1.4 million relating to the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to in-source its cab assembly operation to Mexico. We recorded restructuring charges for the three months ended June 30, 2009 of $0.2 million relating to the reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities.

Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We recorded other income for the three months ended June 30, 2010 and 2009 of $1.3 million and $3.5 million, respectively, which is primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense increased approximately $0.2 million to $3.9 million in the three months ended June 30, 2010 from $3.7 million in the three months ended June 30, 2009. This increase was primarily due to higher average interest rate on our second lien term loan and third lien notes.
(Benefit) Provision for Income Taxes. An income tax benefit of approximately $0.7 million was recorded for the three months ended June 30, 2010 compared to an income tax provision of approximately $0.1 million for the three months ended June 30, 2009. The change in income tax from the prior year quarter can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances against our deferred tax assets.
Net Income (Loss). Net income was $0.7 million in the three months ended June 30, 2010, compared to a net loss of $22.5 million in the three months ended June 30, 2009, primarily as a result of the factors discussed above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Revenues. Revenues increased approximately $76.8 million, or 36.2%, to $288.8 million in the six months ended June 30, 2010 from $212.0 million in the six months ended June 30, 2009. This increase resulted primarily from an increase in our heavy truck, construction and military markets. Our North American end market revenues increased by approximately $44.6 million, including a 31.8% improvement in the North American class 8 heavy truck production. In addition, our European and Asian end markets increased by approximately $30.0 million primarily as a result of a general improvement in production levels of our global construction market. Translation of our foreign operations into U.S. dollars increased our revenues by approximately $2.1 million over the prior year period.
Gross Profit (Loss). Gross profit was approximately $34.6 million for the six months ended June 30, 2010 compared to a gross loss of $4.3 million in the six months ended June 30, 2009, an increase of approximately $38.9 million. This increase was primarily the result of our cost reductions efforts from the prior year period as well as the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 12.0% for the six months ended June 30, 2010 compared to gross loss of 2.0% in the six months ended June 30, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.2 million to $26.9 million in the six months ended June 30, 2010 from $23.7 million in the six months ended June 30, 2009. This increase was primarily the result of increased wages and compensation from the cost reduction efforts instituted during 2009 and increased travel and other expenses to support our new business initiatives.
Amortization Expense. Amortization expense was approximately $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2010 and 2009.
Intangible Asset Impairment. Our intangible asset impairment analysis is performed annually during the second quarter. In connection with this test, we determined that the fair value was less than the carrying value of our net assets and resulted in the recording of an impairment charge of approximately $7.0 million for the six months ended June 30, 2009. We did not record an intangible asset impairment for the six months ended June 30, 2010.
Long-Lived Asset Impairment. We identified that an impairment indicator existed for the six months ended June 30, 2009. As a result, we recorded an impairment of approximately $3.4 million as the carrying value of the assets exceeded their fair value. We did not record a long-lived asset impairment for the six months ended June 30, 2010.
Restructuring Costs. We recorded restructuring charges for the six months ended June 30, 2010 of $1.4 million relating to the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to in-source its cab assembly operation to Mexico. We recorded restructuring charges for the six months ended June 30, 2009 of $1.9 million relating to the reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities.

Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The other income for the six months ended June 30, 2010 and 2009 of $2.7 million and $8.4 million, respectively, is primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense increased approximately $1.1 million to $8.4 million in the six months ended June 30, 2010 from $7.3 million in the six months ended June 30, 2009. This increase was primarily due to higher average interest rate on our second lien term loan and third lien notes.
Loss on Early Extinguishment of Debt. In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement for the six months ended June 30, 2009.
(Benefit) Provision for Income Taxes. We recorded an income tax benefit of approximately $0.8 million for the six months ended June 30, 2010 compared to an income tax provision of approximately $1.6 million for the six months ended June 30, 2009. The change in income tax from the prior year period can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances against our deferred tax assets.
Net Income (Loss). Net income was $1.4 million in the six months ended June 30, 2010, compared to a net loss of $41.9 million in the six months ended June 30, 2009, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2010, net cash provided by operations was approximately $20.0 million compared to $18.3 million for the six months ended June 30, 2009. The net cash provided by operations for the six months ended June 30, 2010 was primarily a result of the tax refund of approximately $21.4 million, which we received on April 29, 2010.
Net cash used in investing activities was approximately $2.5 million for the six months ended June 30, 2010 compared to approximately $4.7 million for the six months ended June 30, 2009. The amounts used in investing activities for the six months ended June 30, 2010 primarily reflect capital expenditure purchases.
Net cash provided by financing activities was approximately $26.4 million for the six months ended June 30, 2010, compared to net cash used of approximately $14.2 million for the six months ended June 30, 2009. The net cash provided by financing activities for the six months ended June 30, 2010 is primarily related to the proceeds of our public offering of common stock.
Debt and Credit Facilities
As of June 30, 2010, we had an aggregate of $164.8 million of outstanding indebtedness excluding $1.7 million of outstanding letters of credit under various financing arrangements and an additional $35.8 million of borrowing capacity under our Loan and Security Agreement, which is subject to a $10.0 million availability block. The indebtedness consisted of the following:
•	$97.8 million of 8.0% senior notes due 2013;

•	$13.2 million ($16.8 million principal amount, net of $3.6 million of original issue discount) of 15% second lien term loan due 2012;

•	$48.8 million ($42.1 million principal amount, and $6.7 million of issuance premium) of 11%/13% third lien secured notes due 2013; and

•	$5.0 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.

Credit Agreement – On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Bank of America, N.A., as agent and lender, which, as amended, provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which is subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending June 30, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0 and certain borrowing base limitations are met. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
As of June 30, 2010, approximately $3.1 million in deferred fees relating to the Loan and Security Agreement, our 8.0% senior notes due 2013 and our 11%/13% third lien senior secured notes due 2013 were outstanding and were being amortized over the life of the agreements.
As of June 30, 2010, we did not have borrowings under the Loan and Security Agreement. In addition, as of June 30, 2010, we had outstanding letters of credit of approximately $1.7 million and borrowing availability of $35.8 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
Terms, Covenants and Compliance Status — We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the Loan and Security Agreement. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we would have been required to comply with a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after June 30, 2010, and will be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.
Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) during the quarter ended June 30, 2010, we were not required to comply with the fixed charge coverage during the quarter ended June 30, 2010.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2010.
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
11%/13% Third Lien Senior Secured Notes due 2013. The third lien notes were issued under the Third Lien Notes Indenture. Interest is payable on the third lien notes on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the first interest payment date on February 15, 2010, at an annual rate of 13.0%. We have elected to pay our August 15, 2010 interest as PIK interest, at an annual rate of 13.0%. We may, at our option, elect to pay interest in cash at an annual rate of 11.0%, or PIK interest, at an annual rate of 13.0% on the interest payment date of February 15, 2011. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
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
Update on Contractual Obligations
At June 30, 2010, we have provided a liability for $0.6 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
We issued the following shares of common stock upon the exercise of certain of the warrants during the quarter ended June 30, 2010:

Date Exercised	Shares Issued
April 1, 2010	40,378
April 23, 2010	10,686
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

COMMERCIAL VEHICLE GROUP, INC.
Date: August 9, 2010	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)