Form 10-Q
period 2010-09-30
Commercial Vehicle Group, Inc.
filed 2010-11-09
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2010 was 28,545,253 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4 CONTROLS AND PROCEDURES	31

PART II OTHER INFORMATION	33

SIGNATURES	35

Certification of CEO
Certification of CFO
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share		(In thousands, except per share
	amounts)		amounts)
REVENUES	$150,950	$110,811	$439,706	$322,844

COST OF REVENUES	131,086	107,199	385,194	323,570

Gross Profit (Loss)	19,864	3,612	54,512	(726)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,533	11,298	41,412	35,007

AMORTIZATION EXPENSE	60	98	180	292

INTANGIBLE ASSET IMPAIRMENT	—	—	—	7,000

LONG-LIVED ASSET IMPAIRMENT	—	—	—	3,445

RESTRUCTURING COSTS	162	—	1,572	1,947

Operating Income (Loss)	5,109	(7,784)	11,348	(48,417)

OTHER (INCOME) EXPENSE	(1,061)	1,211	(3,801)	(7,186)

INTEREST EXPENSE	4,418	3,989	12,839	11,299

LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	459	—	1,254

EXPENSE RELATING TO DEBT EXCHANGE	—	2,902	—	2,902

Income (Loss) Before Provision (Benefit) for Income Taxes	1,752	(16,345)	2,310	(56,686)

PROVISION (BENEFIT) FOR INCOME TAXES	610	(463)	(201)	1,113

NET INCOME (LOSS)	$1,142	$(15,882)	$2,511	$(57,799)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.73)	$0.10	$(2.66)

Diluted	$0.04	$(0.73)	$0.09	$(2.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,340	21,747	25,770	21,747

Diluted	28,087	21,747	26,584	21,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash	$43,783	$9,524
Accounts receivable, net of reserve for doubtful accounts of $2,768 and $1,812, respectfully	90,435	74,063
Inventories, net	70,397	58,051
Prepaid expenses and other, net	9,960	26,781

Total current assets	214,575	168,419

PROPERTY, PLANT AND EQUIPMENT, net	57,201	62,315
INTANGIBLE ASSETS, net of accumulated amortization of $2,186 and $2,006, respectfully	3,907	4,087
OTHER ASSETS, net	13,634	15,688

TOTAL ASSETS	$289,317	$250,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$66,999	$59,657
Accrued liabilities, other	33,555	32,977

Total current liabilities	100,554	92,634

LONG-TERM DEBT	165,277	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	25,521	26,915
OTHER LONG-TERM LIABILITIES	3,634	6,081

Total liabilities	294,986	288,274

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock $.01 par value; 5,000,000 shares authorized; 27,339,930 and 22,070,531 shares issued and outstanding, respectively	274	221
Treasury stock purchased from employees; 130,674 shares, respectively	(1,090)	(1,090)
Additional paid-in capital	214,668	186,291
Retained loss	(197,335)	(199,846)
Accumulated other comprehensive loss	(22,186)	(23,341)

Total stockholders’ deficit	(5,669)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$289,317	$250,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,511	$(57,799)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,842	12,932
Noncash amortization of debt financing costs	1,136	1,069
Loss on early extinguishment of debt	—	1,254
Amortization of bond discount/premium, net	(936)	—
Paid-in-kind interest	3,569	—
Shared-based compensation expense	1,998	2,139
(Gain) loss on sale of assets	(87)	977
Noncash gain on forward exchange contracts	(3,377)	(7,122)
Intangible asset impairment	—	7,000
Long-lived asset impairment	—	3,445
Change in other operating items	(2,305)	50,057

Net cash provided by operating activities	11,351	13,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,783)	(4,799)
Proceeds from disposal/sale of property plant and equipment	97	20
Other assets and liabilities	389	(1,969)

Net cash used in investing activities	(5,297)	(6,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,359	—
Proceeds from issuance of common stock under equity incentive plans	1,126	—
Excess tax benefit from equity incentive plans	(52)	—
Repayment of revolving credit facility	—	(237,290)
Borrowings under revolving credit facility	—	222,490
Borrowing of long-term debt	—	13,120
Payments on capital lease obligations	—	(90)
Debt issuance costs and other	—	(3,244)

Net cash provided by (used in) financing activities	26,433	(5,014)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	1,772	676

NET INCREASE IN CASH	34,259	2,866
CASH:
Beginning of period	9,524	7,310

End of period	$43,783	$10,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,998	$12,741

Cash received for income taxes, net	$(21,116)	$(4,069)

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
Revenues and operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected in future operating quarters.
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
Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our financial assets and liabilities are categorized as follows (in thousands):

	September 30,				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$—	$—	$—	$—	$66	—	$66	$—

Derivative liabilities (1)	$958	$—	$958	$—	$4,400	$—	$4,400	$—

(1)	Based on observable market transactions of spot and forward rates.
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.
The carrying amounts and fair values of financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$165,277	$146,794	$162,644	$103,473
The following methods were used to estimate the fair value of each class of financial instruments:
Long-term debt. The fair value of long-term debt is based on quoted market prices or on rates available on debt with similar terms and maturities.
4. Restructuring Activities
In the three months ended December 31, 2009, we announced the following restructuring plans:
•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic, which was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. We substantially completed the closure as of December 31, 2009.

•	The closure of our Norwalk, Ohio truck cab assembly facility, which was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure as of September 30, 2010.
We estimate that we will record total charges for these restructuring activities of approximately $4.4 million, consisting of approximately $0.6 million of employee-related costs and approximately $3.8 million of facility closure and other costs. For the three months ended September 30, 2010, we recorded restructuring charges of approximately $0.2 million, consisting of approximately $0.2 million of facility closure and other costs. We have incurred cumulative restructuring charges relating to these activities of approximately $3.3 million through September 30, 2010.
In the three months ended June 30, 2010, we established an additional restructuring reserve relating to the closure of our Norwalk, Ohio facility for one-time termination benefits and the fair value of the remaining lease rentals.
As a result of the closure of our Norwalk, Ohio facility, we are actively marketing the sale of approximately $2.3 million of assets consisting of $1.4 million in land and building and approximately $0.9 million in machinery and equipment. We expect to substantially complete this activity within this fiscal year and have, therefore, classified the assets as held-for-sale.
A summary of the restructuring liability for the nine months ended September 30, 2010 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2009	$337	$1,454	$1,791
Provisions	889	823	1,712
Utilizations	(878)	(590)	(1,468)
Currency Translation	—	(9)	(9)

Balance — September 30, 2010	$348	$1,678	$2,026

5. Share-Based Compensation
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
As of September 30, 2010, there was approximately $2.5 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under the Plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the October 2007 awards, 13 months for the November 2008 awards and 25 months for the November 2009 awards, respectively.
We currently estimate the forfeiture rates for the October 2007, November 2008 and November 2009 restricted stock awards at 8.4%, 8.2% and 8.2%, respectively, for all participants in the Plan.
The following table summarizes information about the non-vested restricted stock grants as of September 30, 2010:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2009	1,226	$7.60
Granted	—	—
Vested	—	—
Forfeited	(21)	4.21

Nonvested at September 30, 2010	1,205	$7.64

As of September 30, 2010, 679,136 shares of the 3.2 million shares authorized for issuance were available for issuance under the Plan, including cumulative forfeitures.
6. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 28,545,253 shares outstanding as of September 30, 2010.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2010.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method, as amended. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended September 30, 2010 and 2009 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) applicable to common stockholders — basic and diluted	$1,142	$(15,882)	$2,511	$(57,799)

Weighted average number of common shares outstanding	27,340	21,747	25,770	21,747
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	747	—	814	—

Dilutive shares outstanding	28,087	21,747	26,584	21,747
Basic income (loss) per share	$0.04	$(0.73)	$0.10	$(2.66)

Diluted income (loss) per share	$0.04	$(0.73)	$0.09	$(2.66)

For the three months ended September 30, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options as the effect would have been antidilutive. For the three months ended September 30, 2009, diluted loss per share did not include approximately 491 thousand outstanding non-vested restricted stock and approximately 426 thousand warrants, as the effect would have been antidilutive. For the nine months ended September 30, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options as the effect would have been antidilutive. For the nine months ended September 30, 2009, diluted loss per share did not include approximately 209 thousand outstanding non-vested restricted stock and approximately 142 thousand warrants, as the effect would have been antidilutive.
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
Common Stock Warrants — On August 4, 2009, we issued 745,000 warrants to purchase common stock. Each warrant was issued as part of a unit consisting of (i) $1,000 principal amount of 11%/13% third lien senior secured notes due 2013 and (ii) 17.68588 warrants. The units are immediately separable. The units were issued pursuant to a warrant and unit agreement with U.S. Bank National Association, as unit agent and warrant agent. As of September 30, 2010, approximately 741,073 warrants have been exercised.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$50,654	$41,677
Work in process	12,197	8,955
Finished goods	14,772	14,433
Less excess and obsolete	(7,226)	(7,014)

	$70,397	$58,051

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
Our intangible assets were comprised of the following (in thousands):

	September 30, 2010				December 31, 2009
	Weighted-				Weighted-
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Trademarks/Tradenames	20 years	$5,655	$(1,748)	$3,907	20 years	$5,655	$(1,568)	$4,087
The aggregate intangible asset amortization expense was approximately $0.1 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2010, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2010	$240
2011	$240
2012	$240
2013	$240
2014	$240
2015	$240
10. Debt
Debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving credit facilities bore interest at a weighted average of 7.4% as of September 30, 2010 and 6.2% as of December 31, 2009	$—	$—
8.0% senior notes due July 1, 2013	97,810	97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $3,351 and $4,150, respectively, of original issue discount)	13,449	12,650
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $6,062 and $7,797, respectively, of issuance premium)	48,186	49,921
Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	5,832	2,263

	$165,277	$162,644

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
As of September 30, 2010, we did not have borrowings under the Loan and Security Agreement. In addition, as of September 30, 2010, we had outstanding letters of credit of approximately $2.4 million and borrowing availability of $35.1 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
Our Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) from July 1, 2010 through September 30, 2010, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2010.
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
On September 7, 2010, we entered into a third amendment (the “Third Amendment”) to the Loan and Security Agreement. Pursuant to the Third Amendment, the applicable margin for borrowings was amended to reduce the applicable margin and include grid pricing based upon the fixed charge coverage ratio for the most recently ended fiscal quarter:

		Domestic Base	LIBOR
Level	Ratio	Rate Loans	Revolver Loans
III	≤ 1.25 to 1.00	2.00%	3.00%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.75%	2.75%
I	≥ 1.75 to 1.00	1.50%	2.50%
Until delivery of the financial statements and corresponding compliance certificate for the fiscal year ending December 31, 2010, the applicable margin shall be set at Level II. Thereafter, the applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt.
In addition, the unused commitment fee was reduced to (i) .875% per annum during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .625% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.
Under the Third Amendment, Permitted Foreign Investments were increased from $5.0 million annually and $10.0 million during the term of the agreement, to $10.0 million annually and $20.0 million during the term of the agreement, so long as the Domestic Availability immediately prior to and after such investment is at least $5.0 million. Restricted Investments under Section 10.2.5 was also revised to allow for the investment in our Chinese subsidiary to be in the form of up to 70% Equity and 30% intercompany loan, also subject to the annual and lifetime Permitted Foreign Investment limitations.
Pursuant to the Third Amendment, the limitations on other aggregate Investments not otherwise permitted in the agreement, and other aggregate Debt not otherwise permitted in the agreement, was increased to $1.5 million and $5.0 million respectively.
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
The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%. Interest on our third lien notes is payable on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the interest payment dates on February 15, 2010 and August 15, 2010, at an annual rate of 13.0%. We have elected to pay our February 15, 2011 interest in cash, at an annual rate of 11.0%. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
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

As of September 30, 2010, we have provided a liability of approximately $0.7 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $241 thousand accrued for the payment of interest and penalties at September 30, 2010, of which $20 thousand was accrued during the current year. Accrued interest and penalties are included in the $0.7 million of unrecognized tax benefits.
During the current quarter, we did not release any tax reserves associated with items falling outside the statue of limitations and the closure of certain tax years for examination purposes. We anticipate events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $86 thousand of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
12. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2010 (in thousands):

Balance — December 31, 2009	$3,066
Additional provisions recorded	793
Deduction for payments made	(1,175)
Currency translation adjustment	2

Balance — September 30, 2010	$2,686

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2010, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of September 30, 2010, we had no such guarantees.
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
13. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	September 30, 2010		December 31, 2009
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value
Commitments to buy currencies:
Japanese Yen	$—	$—	$(345)	$(338)

Commitments to sell currencies:
Euro	$1,730	$2,203	$12,809	$15,095
Japanese Yen	1,548	2,033	8,004	10,045

	$3,278	$4,236	$20,813	$25,140

Total	$3,278	$4,236	$20,468	$24,802

The fair value of our derivative instruments was a net liability of approximately $1.0 million and $4.4 million as of September 30, 2010 and December 31, 2009, respectively, which is recorded within accrued liabilities in the condensed consolidated balance sheets.
We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. For the three and nine months ended September 30, 2010, we recorded a credit valuation adjustment of approximately $11 thousand and $0.2 million, respectively, on our foreign currency forward contracts, which is included in other income on the condensed consolidated statement of operations.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as hedging instruments (in thousands):

Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Other assets	$—	Other assets	$66

Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$958	Accrued liabilities	$4,400
The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of Gain	2010	2009	2010	2009
(Loss)
	Recognized in	Amount of Gain (Loss)
	Income on	Recognized in Income on		Amount of Gain Recognized in
	Derivatives	Derivatives		Income on Derivatives
Foreign exchange contracts	Other expenses	$1,022	$(1,228)	$3,377	$7,122
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$58	$71	$—	$—	$1	$1
Interest cost	492	477	596	527	30	31
Expected return on plan assets	(426)	(379)	(451)	(379)	—	—
Amortization of prior service cost	—	—	—	—	(25)	—
Recognized actuarial loss (gain)	24	27	104	49	2	(28)

Net periodic benefit cost	148	196	249	197	8	4
Special termination benefits	27	41	—	—	68	85

Net benefit cost	$175	$237	$249	$197	$76	$89

We previously disclosed in our financial statements for the year ended December 31, 2009, that we expect to contribute approximately $1.8 million to our pension plans and $0.6 million to our other post-retirement benefit plans in 2010. As of September 30, 2010, approximately $1.7 million of contributions have been made to our pension plans. We anticipate contributing an additional $0.4 million to our pension plans in 2010 for total estimated contributions during 2010 of $2.1 million.
15. Comprehensive Loss
We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive income in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of September 30, 2010 (in thousands):

Foreign currency translation adjustment	$(6,935)
Pension liability	(15,251)

$(22,186)

Comprehensive income (loss) was as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net income (loss)	$2,511	$(57,799)
Other comprehensive loss:
Foreign currency translation adjustment	1,123	3,051
Pension liability	32	—

Comprehensive income (loss)	$3,666	$(54,748)

16. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Scott D. Rued, a member of our Board of Directors, is Chairman of the Board of RRTS and Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the nine months ended September 30, 2010, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.4 million for these services.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$111,946	$49,477	$(10,473)	$150,950

COST OF REVENUES	—	98,683	42,876	(10,473)	131,086

Gross Profit	—	13,263	6,601	—	19,864

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,031	3,502	—	14,533

AMORTIZATION EXPENSE	—	60	—	—	60

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(4,970)	(91)	—	5,061	—

RESTRUCTURING COSTS	—	162	—	—	162

Operating Income	4,970	2,101	3,099	(5,061)	5,109

OTHER INCOME	—	—	(1,061)	—	(1,061)

INTEREST EXPENSE (INCOME)	4,408	(48)	58	—	4,418

Income Before (Benefit) Provision for Income Taxes	562	2,149	4,102	(5,061)	1,752

(BENEFIT) PROVISION FOR INCOME TAXES	(580)	895	295	—	610

NET INCOME	$1,142	$1,254	$3,807	$(5,061)	$1,142

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$336,837	$132,264	$(29,395)	$439,706

COST OF REVENUES	—	296,815	117,774	(29,395)	385,194

Gross Profit	—	40,022	14,490	—	54,512

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	32,014	9,398	—	41,412

AMORTIZATION EXPENSE	—	180	—	—	180

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(9,687)	(672)	—	10,359	—

RESTRUCTURING COSTS	—	1,572	—	—	1,572

Operating Income	9,687	6,928	5,092	(10,359)	11,348

OTHER INCOME	(35)	—	(3,766)	—	(3,801)

INTEREST EXPENSE (INCOME)	12,904	(205)	140	—	12,839

(Loss) Income Before (Benefit) Provision for Income Taxes	(3,182)	7,133	8,718	(10,359)	2,310

(BENEFIT) PROVISION FOR INCOME TAXES	(5,693)	3,531	1,961	—	(201)

NET INCOME	$2,511	$3,602	$6,757	$(10,359)	$2,511

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$31,436	$678	$11,669	$—	$43,783
Accounts receivable, net	219	61,924	28,292	—	90,435
Intercompany receivable	39,722	12,733	—	(52,455)	—
Inventories, net	—	40,595	29,802	—	70,397
Prepaid expenses and other, net	3,784	9,460	8,830	(12,114)	9,960

Total current assets	75,161	125,390	78,593	(64,569)	214,575

PROPERTY, PLANT AND EQUIPMENT, net	—	51,423	5,778	—	57,201
EQUITY INVESTMENT IN SUBSIDIARIES	89,415	9,701	1	(99,117)	—
INTANGIBLE ASSETS, net	—	3,907	—	—	3,907
OTHER ASSETS, net	4,784	9,120	(1)	(269)	13,634

TOTAL ASSETS	$169,360	$199,541	$84,371	$(163,955)	$289,317

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$—	$38,410	$28,589	$—	$66,999
Intercompany payable	—	35,896	16,559	(52,455)	—
Accrued liabilities, other	8,574	27,290	10,010	(12,319)	33,555

Total current liabilities	8,574	101,596	55,158	(64,774)	100,554
LONG-TERM DEBT, net	165,277	—	—	—	165,277
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,580	11,941	—	25,521
OTHER LONG-TERM LIABILITIES	1,178	965	1,555	(64)	3,634

Total liabilities	175,029	116,141	68,654	(64,838)	294,986
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(5,669)	83,400	15,717	(99,117)	(5,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$169,360	$199,541	$84,371	$(163,955)	$289,317

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used in) provided by operating activities	$(3,993)	$16,315	$(971)	$—	$11,351

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	—	(4,708)	(1,075)	—	(5,783)

Proceeds from disposal/sale of property plant and equipment	—	83	14	—	97
Other assets and liabilities	—	389	—	—	389

Net cash used in investing activities	—	(4,236)	(1,061)	—	(5,297)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock, net	25,359	—	—	—	25,359

Proceeds from issuance of common stock under equity incentive plans	1,126	—	—	—	1,126

Excess tax benefit from equity incentive plans	(52)	—	—	—	(52)

Change in intercompany receivables/payables	8,987	(11,440)	2,453	—	—

Net cash provided by (used in) financing activities	35,420	(11,440)	2,453	—	26,433

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	1	1,771	—	1,772

NET INCREASE IN CASH	31,427	640	2,192	—	34,259
CASH:
Beginning of period	9	38	9,477	—	9,524

End of period	$31,436	$678	$11,669	$—	$43,783

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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 remained close to 2007 levels as weakness in the overall North American economy continue to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In addition, the tightening of credit in financial markets may continue to adversely affect the ability of our customers to obtain financing for significant truck orders. As of September 30, 2010, North American Class 8 production levels have increased approximately 35% over the prior year period indicating an economic recovery in the heavy truck market. If the overall economy and the financial markets, do not continue to recover, we expect that low demand for Class 8 trucks could continue to have a negative impact on our revenues, operating results and financial position.
Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. Through September 2010, the global construction market is showing signs of recovery. If the global economy and the financial markets, do not continue to recover, we expect that low demand for construction equipment could have a negative impact on our revenues, operating results and financial position.

Along with the United States, we have operations in Europe, China, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars.
We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:
•	adjusting our hourly and salaried workforce to optimize costs in line with our production levels;
•	sourcing efforts in Mexico, Europe and Asia;
•	consolidating our supply base to improve purchasing leverage;
•	eliminating excess production capacity through the closure and consolidation of manufacturing, warehousing or assembly facilities;
•	improving our manufacturing cost basis by locating production in low-cost regions of the world; and
•	implementing Lean Manufacturing and Total Quality Production System (“TQPS”) initiatives to improve operating efficiency and product quality.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the three and nine month periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.8	96.7	87.6	100.2

Gross profit (loss)	13.2	3.3	12.4	(0.2)
Selling, general and administrative expenses	9.6	10.2	9.4	10.8
Amortization expense	—	0.1	—	0.1
Intangible asset impairment	—	—	—	2.2
Long-lived asset impairment	—	—	—	1.1
Restructuring costs	0.1	—	0.4	0.6

Operating income (loss)	3.5	(7.0)	2.6	(15.0)
Other (income) expense	(0.6)	1.1	(0.9)	(2.2)
Interest expense	2.9	3.6	2.9	3.5
Loss on early extinguishment of debt	—	0.4	—	0.4
Expense relating to debt exchange	—	2.6	—	0.9

Income (loss) before income taxes	1.2	(14.7)	0.6	(17.6)
Provision (Benefit) for income taxes	0.4	(0.4)	—	0.3

Net income (loss)	0.8%	(14.3)%	0.6%	(17.9)%
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues. Revenues increased approximately $40.1 million, or 36.2%, to $150.9 million in the three months ended September 30, 2010 from $110.8 million in the three months ended September 30, 2009. This increase resulted primarily from an increase in our heavy truck, construction and military markets. Our North American end market revenues increased by approximately $17.7 million, including a 34.7% improvement in the North American class 8 heavy truck production units. In addition, our European and Asian end markets increased by approximately $25.3 million primarily as a result of a general improvement in production levels of our global construction market. Translation of our foreign operations into U.S. dollars decreased our revenues by approximately $2.9 million over the prior year period.
Gross Profit. Gross profit was approximately $19.9 million for the three months ended September 30, 2010 compared to $3.6 million in the three months ended September 30, 2009, an increase of approximately $16.3 million. This increase was primarily the result of our cost reduction efforts from the prior year period as well as the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 13.2% for the three months ended September 30, 2010 compared to 3.3% for the three months ended September 30, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.2 million to $14.5 million in the three months ended September 30, 2010 from $11.3 million in the three months ended September 30, 2009. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.
Amortization Expense. Amortization expense was approximately $0.1 million, respectively, for the three months ended September 30, 2010 and September 30, 2009.
Restructuring Costs. We recorded restructuring charges for the three months ended September 30, 2010 of $0.2 million relating to the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to in-source its cab assembly operation to Mexico. We did not record restructuring charges for the three months ended September 30, 2009.
Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We recorded other income for the three months ended September 30, 2010 of $1.1 million and other expense for the three months ended September 30, 2009 of $1.2 million, which is primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense. Interest expense increased approximately $0.4 million to $4.4 million in the three months ended September 30, 2010 from $4.0 million in the three months ended September 30, 2009. This increase was primarily due to higher average interest rates on our second lien term loan and third lien notes.
Loss on Early Extinguishment of Debt. In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $0.5 million of fees relating to the prior senior credit agreement for the three months ended September 30, 2009. We did not record an expense for fees relating to the prior senior credit agreement for the three months ended September 30, 2010.
Expense Relating to Debt Exchange. In connection with the private exchange of a portion of our 8% senior notes and the issuance of a new second lien term loan during the three months ended September 30, 2009, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements. We did not record an expense relating to the modification of our debt arrangements for the three months ended September 30, 2010.
Provision (Benefit) for Income Taxes. Our effective tax rate was 34.8% and 2.8% for the three months ended September 30, 2010 and 2009, respectively. An income tax provision of approximately $0.6 million was recorded for the three months ended September 30, 2010 compared to an income tax benefit of approximately $0.5 million for the three months ended September 30, 2009. The change in income tax from the prior year quarter can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.
Net Income (Loss). Net income was $1.1 million in the three months ended September 30, 2010, compared to a net loss of $15.9 million in the three months ended September 30, 2009, primarily as a result of the factors discussed above.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Revenues. Revenues increased approximately $116.9 million, or 36.2%, to $439.7 million in the nine months ended September 30, 2010 from $322.8 million in the nine months ended September 30, 2009. This increase resulted primarily from an increase in our heavy truck, construction and military markets. Our North American end market revenues increased by approximately $62.3 million, including a 32.8% improvement in the North American class 8 heavy truck production units. In addition, our European and Asian end markets increased by approximately $55.3 million primarily as a result of a general improvement in production levels of our global construction market. Translation of our foreign operations into U.S. dollars decreased our revenues by approximately $0.8 million over the prior year period.
Gross Profit (Loss). Gross profit was approximately $54.5 million for the nine months ended September 30, 2010 compared to a gross loss of $0.7 million in the nine months ended September 30, 2009, an increase of approximately $55.2 million. This increase was primarily the result of our cost reductions efforts from the prior year period as well as the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 12.4% for the nine months ended September 30, 2010 compared to gross loss of 0.2% in the nine months ended September 30, 2009.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $6.4 million to $41.4 million in the nine months ended September 30, 2010 from $35.0 million in the nine months ended September 30, 2009. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.
Amortization Expense. Amortization expense was approximately $0.2 million and $0.3 million, respectively, for the nine months ended September 30, 2010 and 2009.
Intangible Asset Impairment. Our intangible asset impairment analysis is performed annually during the second quarter. In connection with this test, we determined that the fair value was less than the carrying value of our net assets and resulted in the recording of an impairment charge of approximately $7.0 million for the nine months ended September 30, 2009. We did not record an intangible asset impairment for the nine months ended September 30, 2010.
Long-Lived Asset Impairment. We identified that an impairment indicator existed for the nine months ended September 30, 2009. As a result, we recorded an impairment of approximately $3.4 million as the carrying value of the assets exceeded their fair value. We did not record a long-lived asset impairment for the nine months ended September 30, 2010.
Restructuring Costs. We recorded restructuring charges for the nine months ended September 30, 2010 of $1.6 million relating to the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to in-source its cab assembly operation to Mexico. We recorded restructuring charges for the nine months ended September 30, 2009 of $1.9 million relating to the reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities.
Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2010, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The other income for the nine months ended September 30, 2010 and 2009 of $3.8 million and $7.2 million, respectively, is primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.
Interest Expense. Interest expense increased approximately $1.5 million to $12.8 million in the nine months ended September 30, 2010 from $11.3 million in the nine months ended September 30, 2009. This increase was primarily due to higher average interest rate on our second lien term loan and third lien notes.
Loss on Early Extinguishment of Debt. In connection with entering into our Loan and Security Agreement on January 7, 2009, we expensed approximately $1.3 million of fees relating to the prior senior credit agreement for the nine months ended September 30, 2009. We did not record an expense for fees relating to the prior senior credit agreement for the nine months ended September 30, 2010.
Expense Relating to Debt Exchange. In connection with the private exchange of a portion of our 8% senior notes and the issuance of a new second lien term loan during the nine months ended September 30, 2009, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements. We did not record an expense relating to the modification of our debt arrangements for the nine months ended September 30, 2010.
(Benefit) Provision for Income Taxes. We recorded an income tax benefit of approximately $0.2 million for the nine months ended September 30, 2010 compared to an income tax provision of approximately $1.1 million for the nine months ended September 30, 2009. The change in income tax from the prior year period can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.
Net Income (Loss). Net income was $2.5 million in the nine months ended September 30, 2010, compared to a net loss of $57.8 million in the nine months ended September 30, 2009, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the nine months ended September 30, 2010, net cash provided by operations was approximately $11.4 million compared to $14.0 million for the nine months ended September 30, 2009. The net cash provided by operations for the nine months ended September 30, 2010 was primarily a result of the tax refund of approximately $21.4 million, which we received on April 29, 2010, which was offset by an increase in working capital.
Net cash used in investing activities was approximately $5.3 million for the nine months ended September 30, 2010 compared to $6.7 million for the nine months ended September 30, 2009. The amounts used in investing activities for the nine months ended September 30, 2010 primarily reflect capital expenditure purchases.
Net cash provided by financing activities was approximately $26.4 million for the nine months ended September 30, 2010, compared to net cash used of $5.0 million for the nine months ended September 30, 2009. The net cash provided by financing activities for the nine months ended September 30, 2010 is primarily related to the proceeds from the issuance of common stock.
Debt and Credit Facilities
As of September 30, 2010, we had an aggregate of $165.3 million of outstanding indebtedness excluding $2.4 million of outstanding letters of credit under various financing arrangements and an additional $35.1 million of borrowing capacity under our Loan and Security Agreement, which is subject to a $10.0 million availability block. The indebtedness consisted of the following:

•	$97.8 million of 8.0% senior notes due 2013;

•	$13.5 million ($16.8 million principal amount, net of $3.3 million of original issue discount) of 15% second lien term loan due 2012;
•	$48.2 million ($42.1 million principal amount, and $6.1 million of issuance premium) of 11%/13% third lien secured notes due 2013; and
•	$5.8 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.
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
As of September 30, 2010, approximately $2.7 million in deferred fees relating to the Loan and Security Agreement, our 8.0% senior notes due 2013 and our 11%/13% third lien senior secured notes due 2013 were outstanding and were being amortized over the life of the agreements.
As of September 30, 2010, we did not have borrowings under the Loan and Security Agreement. In addition, as of September 30, 2010, we had outstanding letters of credit of approximately $2.4 million and borrowing availability of $35.1 million under the Loan and Security Agreement, which is subject to a $10.0 million availability block.
Third Amendment to Loan and Security Agreement. On September 7, 2010, we entered into a third amendment (the “Third Amendment”) to the Loan and Security Agreement. Pursuant to the Third Amendment, the applicable margin for borrowings was amended to reduce the applicable margin and include grid pricing based upon the fixed charge coverage ratio for the most recently ended fiscal quarter:

		Domestic Base	LIBOR
Level	Ratio	Rate Loans	Revolver Loans
III	≤ 1.25 to 1.00	2.00%	3.00%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.75%	2.75%
I	≥ 1.75 to 1.00	1.50%	2.50%
Until delivery of the financial statements and corresponding compliance certificate for the fiscal year ending December 31, 2010, the applicable margin shall be set at Level II. Thereafter, the applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt.
In addition, the unused commitment fee was reduced to (i) .875% per annum during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .625% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.
Under the Third Amendment, Permitted Foreign Investments were increased from $5.0 million annually and $10.0 million during the term of the agreement, to $10.0 million annually and $20.0 million during the term of the agreement, so long as the Domestic Availability immediately prior to and after such investment is at least $5.0 million. Restricted Investments under Section 10.2.5 was also revised to allow for the investment in our Chinese subsidiary to be in the form of up to 70% Equity and 30% intercompany loan, also subject to the annual and lifetime Permitted Foreign Investment limitations.

Pursuant to the Third Amendment, the limitations on other aggregate Investments not otherwise permitted in the agreement, and other aggregate Debt not otherwise permitted in the agreement, was increased to $1.5 million and $5.0 million, respectively.
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
Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) during the quarter ended September 30, 2010, we were not required to comply with the fixed charge coverage during the quarter ended September 30, 2010.
The Loan and Security Agreement also contains other customary restrictive covenants, including, without limitation: limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes due 2013. In addition, the Loan and Security Agreement contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2010.
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
11%/13% Third Lien Senior Secured Notes due 2013. The third lien notes were issued under the Third Lien Notes Indenture. Interest is payable on the third lien notes on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the interest payment dates on February 15, 2010 and August 15, 2010, at an annual rate of 13.0%. We have elected to pay our February 15, 2011 interest in cash, at an annual rate of 11.0%. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.
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
8% Senior Notes due 2013. The 8.0% senior notes are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes are guaranteed by certain of our domestic subsidiaries.
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
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.
Update on Contractual Obligations
At September 30, 2010, we have provided a liability for $0.7 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.

Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s expectations for future periods with respect to cost saving initiatives, market conditions, or financial covenant compliance and liquidity and our financial position or other financial information and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 6.	Exhibits:
10.1	Amendment No. 3 dated as of September 7, 2010 to Loan and Security Agreement, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc., as Borrower, certain of the Company’s subsidiaries, as guarantors, the financial institutions party to thereto, as lenders, and Bank of America, N.A. as agent for lenders (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 8, 2010).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: November 9, 2010	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)