Form 10-K
period 2010-12-31
Commercial Vehicle Group, Inc.
filed 2011-03-15
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission file number:
December 31, 2010	001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-1990662 (I.R.S. Employer Identification No.)

7800 Walton Parkway New Albany, Ohio (Address of Principal Executive Offices)	43054 (Zip Code)

Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010, was $250,578,291.

As of March 8, 2011, 28,780,198, shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 12, 2011 (the “2011 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position and (ix) our ability to comply with the financial covenants in our revolving credit facility. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I

Item 1.	Business

Overview

Commercial Vehicle Group, Inc. (a Delaware corporation formed in August 2002) and its subsidiaries, is a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction, military, bus and agriculture markets and the specialty transportation markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates.

New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America was strong from 2004 to 2006 due to the broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period. According to a February 2011 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 154,000 in 2010, peak at 314,000 in 2013 and decline to 226,000 in 2015, which represents a compound annual growth rate of approximately 8%. We believe the increase in demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 11.6 trillion in 2010 to 14.2 trillion in 2015. ACT estimates that the average age of active U.S. Class 8 trucks is 6.7 years in 2010, the highest average vehicle age over the past decade. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. Demand in the construction equipment market in 2009 declined significantly from 2008 as a result of the continuing economic downturn in the housing and financial markets. During 2010, the global construction market showed signs of recovery.

Industry

Within the commercial vehicle industry, we sell our products primarily to the global OEM truck market (approximately 40% of our 2010 revenues), the global construction OEM market (approximately 23% of our 2010 revenues), the military market (approximately 9% of our 2010 revenues) and the aftermarket and OEM service organizations (approximately 14% of our 2010 revenues). The majority of the remaining 14% of our 2010 revenues was derived from other global commercial vehicle and specialty markets.

Commercial Vehicle Supply Market Overview

Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, general industrial, marine, municipal, recreation and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial vehicles; and (2) “aftermarket” sales, in which products are sold as replacements in varying quantities to a wide range of OEM service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers — “Tier 1” suppliers (like our company), who provide their products directly to OEMs, and “Tier 2” or “Tier 3” suppliers, who sell their products principally to other suppliers for integration into those suppliers’ own product offerings.

Our largest end market, the commercial truck industry, is supplied by heavy- and medium-duty commercial vehicle suppliers, as well as automotive suppliers. The commercial vehicle supplier industry is fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes and can have considerable barriers to entry, including the following: (1) significant investment requirements, (2) stringent technical and manufacturing requirements, (3) high transition costs to shift production to new suppliers, (4) just-in-time delivery requirements and (5) strong brand name recognition. Foreign competition can be limited in the commercial vehicle market due to many factors, including the need to be responsive to order changes on short notice and high shipping costs.

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

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels from 2001 through 2010 in North America:

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Thousands of units)

Class 8 heavy trucks	146	181	182	269	339	376	212	206	118	154
Class 5-7 light and medium-duty trucks	189	202	197	235	253	275	206	158	98	118

Total	335	383	379	504	592	651	418	364	216	272

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2011).

The following describes the major markets within the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of North American Class 8 truck production in 2010. The percentages of Class 8 production represented by Daimler Trucks, PACCAR, International (Navistar) and Volvo/Mack were approximately 34%, 25%, 23% and 16%, respectively, in 2010. We supply products to all of these OEMs.

Production of Class 8 trucks in North America peaked in 1999 and experienced a downturn from 2000 to 2003 that was due to a weak economy, reduced sales following above-normal purchases in advance of new EPA emissions standards that became effective in October 2002, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. Following a substantial decline from 1999 to 2001, Class 8 truck unit production increased modestly to approximately 181,000 units in 2002 from approximately 146,000 units in 2001, due primarily to the purchasing of trucks that occurred prior to the October 2002 mandate for more stringent engine emissions requirements. Subsequent to the engine emissions requirements, truck production continued to remain at historically low levels through mid-2003 due to continuing economic weakness and the reluctance of many trucking companies to invest during this period.

In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase, along with new truck sales. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly from December 2003 through 2005. In 2006, OEMs received larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, 2008 and 2009, the demand for North American Class 8 heavy trucks declined as a result of 2006 preorders, a weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. In 2010, North American Class 8 production levels increased approximately 30% over the prior-year period. We believe that the increase from 2009 to 2010 was a result of the strengthening in the North American economy and corresponding increase in the need for commercial vehicles to haul freight tonnage in North America. According to ACT, unit production for 2011 is estimated to increase approximately 58% from 2010 levels to approximately 244,000 units.

The following table illustrates North American Class 8 truck build for the years 1998 to 2015:

North American Class 8 Truck Build Rates
(In thousands)

“E” — Estimated
Source: ACT Commercial Vehicle OUTLOOK (February 2011).

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

Truck Freight Growth.  According to ACT’s U.S. freight composite, freight volumes began to recover in 2010. The ACT freight composite is a measure created to estimate the amount of freight hauled by weighting different sectors of the economy for their contribution to overall freight. ACT forecasts that total U.S. freight composite will increase from 11.6 trillion in 2010 to 14.2 trillion in 2015, as summarized in the following graph:

Total U.S. Freight Composite
(In billions)

“E” — Estimated
Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2011).

Truck Replacement Cycle and Fleet Aging.  Since 1998, the average age of active Class 8 trucks has increased from approximately 5.5 years in 1998 to approximately 6.7 years in 2010. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks
(In years)

“E” — Estimated
Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2011).

Commercial Truck Aftermarket

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

Commercial Construction Vehicle Market

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment market (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries.

Purchasers of medium/heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies and forestry related industries.

Military Equipment Market

We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Sales and production of these vehicles can be influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles has increased as a result of the continuing conflict in the Middle East. In addition, demand has increased for remanufacturing and replacement of the large fleet of vehicles that have served in the Middle East due to over-use and new armor and technology requirements.

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

Ongoing Supplier Consolidation.  We believe the worldwide commercial vehicle supply industry is continuing to consolidate as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible labor rules and practices, acquire complementary technologies, build stronger customer relationships and follow their OEM customers as they expand globally. Furthermore, the cost focus of most major OEMs has forced suppliers to reduce costs and improve productivity on an ongoing basis, including economies of scale through consolidation. Financial distress created by the global economic environment in recent years has also impacted the trend in consolidating suppliers.

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.  We believe that we are the leading supplier of seating systems and soft interior trim products, a leading non-captive manufacturer of structural components and body systems (which includes cab body assemblies) for the North American commercial vehicle heavy truck market and one of the largest global suppliers of construction vehicle seating systems. Our products are marketed under brand names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These brands include KAB Seatingtm, National Seating, Sprague Devices®, Prutsman, Moto Mirror®, RoadWatch®, Road Scan®, ComforTEKtm, FlameTEKtm and Bostrom Seating®.

Comprehensive Cab Product and Cab System Solutions.  We believe that we offer the broadest product range of any commercial vehicle cab system supplier. We manufacture a broad base of products, many of which are critical to the interior and exterior subsystems of a commercial vehicle cab. We also utilize a variety of different processes, such as urethane molding, injection molding, large composite molding, thermoforming and vacuum forming, which enable us to meet each customer’s unique styling and cost requirements. The breadth of our product offering enables us to provide a “one-stop shop” for our customers, which provides us with a substantial opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

End-User Focused Product Innovation.  We believe that commercial vehicle market OEMs continue to focus on interior and exterior product design, comfort and features to better serve their end-user, the operator, and our customers are seeking suppliers that can provide product innovation. We have a full service engineering and research and development organization to assist OEMs in meeting their needs, which helps enable us to secure content on current platforms and models.

Flexible Manufacturing Capabilities.  Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our customers frequently request modified products in low volumes within a limited time frame. We have a highly variable cost structure and can efficiently leverage our flexible manufacturing capabilities to provide low volume, customized products to meet each customer’s styling, cost and just-in-time delivery requirements. We manufacture or assemble our products at facilities in North America, Europe, Asia and Australia.

Global Capabilities.  Because many of our customers manufacture and sell their products on a global basis, we believe we have a strong competitive advantage by having dedicated sales, engineering, manufacturing and assembly capabilities on a global basis. We have these capabilities to support our customers in North America, Europe, Asia and Australia.

Strong Relationships with Leading Customers and Major Fleets.  Because of our comprehensive product offerings, brand names and innovative product features, we believe we are an important long-term global supplier to many of the leading heavy truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, International (Navistar), Daimler Trucks, Oshkosh Corporation, Deere & Co., Komatsu and Skoda. In addition, through our sales force and engineering teams, we maintain active relationships with the major heavy-duty truck fleet organizations that are end-users of our products such as Yellow Roadway Corp., Swift Transportation, Schneider National and Ryder Leasing. As a result of our high-quality, innovative products, well recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.

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

Proven Management Team.  Our management team is highly respected within the commercial vehicle market, and our five executive officers have a combined average of 29 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions, improving processes through cyclical periods and expanding revenue through product, market and customer diversification.

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

Leverage Our New Product Development Capabilities.  We continue to invest in our engineering and research and development capabilities so that we can meet the evolving demands of our customers and end-users.

As an example, we have also developed and are currently launching a new interior trim material that is self-extinguishing and chemical-resistant, which provides additional safeguards to the operator and passenger. This new interior trim material, FlameTEKtm, also improves HVAC operations, which reduces fuel consumption. This new product is well suited for the military, coach bus, light rail, aviation and marine applications. We believe we will continue to design and develop new products that add or improve content and increase cab comfort and safety.

Capitalize on Operating Leverage.  We continuously seek ways to lower costs, enhance product quality, improve manufacturing efficiencies and increase product throughput, and we continue to utilize our Lean Manufacturing and Total Quality Production System (“TQPS”) program philosophy. We believe our ongoing cost saving initiatives, supplier consolidation and sourcing efforts will enable us to continue to lower our manufacturing costs. As a result, we believe we are well positioned to improve our operating margins and capitalize on any volume increases with minimal additional capital expenditures.

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

Products

We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial trucking, bus, construction, mining, agricultural, military, general industrial, marine, municipal, recreational and specialty vehicle. We believe fleets and OEMs continue to focus on cabs and interiors to differentiate their products and improve operator comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we also supply “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, interior trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, temperature measurement devices and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) electronic wire harnesses and panel assemblies, (3) trim systems and components, (4) cab structures, sleeper boxes, body panels and structural components and (5) mirrors, wipers and controls.

See Notes 2 and 12 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

Set forth below is a brief description of our products and their applications:

Seats and Seating Systems.  We design, engineer and produce seating systems primarily for heavy trucks in North America and for commercial vehicles used in the construction and agricultural industries through our European, Asian and Australian operations. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include mechanical and air suspension seats, static seats and bus seats. As a result of our strong product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our five product categories. Set forth below is a brief description of our principal products in this category:

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

Electronic Wire Harnesses and Panel Assemblies.  We produce a wide range of electronic wire harnesses and electrical distribution systems and related assemblies, as well as panel assemblies used in commercial vehicles and other equipment. Set forth below is a brief description of our principal products in this category.

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

Trim Systems and Components.  We design, engineer and produce trim systems and components for the interior cabs of commercial vehicles. Our interior trim products are designed to provide a comfortable interior for the vehicle occupants, as well as a variety of functional and safety features. The wide variety of features that can be selected by the heavy truck customer makes trim systems and components a complex and highly specialized product category. Set forth below is a brief description of our principal products in this category:

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

Sleeper Boxes.  We design, manufacture and assemble sleeper boxes primarily for heavy trucks in North America. We manufacture both integrated sleeper boxes that are part of the overall cab structure, as well as standalone assemblies depending on the customer application. Sleeper boxes are typically constructed using aluminum exterior panels in combination with steel structural components delivered to our customers in line sequence after the final seal and E-coat process.

Bumper Fascias and Fender Liners.  Our highly durable, lightweight bumper fascias and fender liners are capable of withstanding repeated impacts that could deform an aluminum or steel bumper. We utilize a production technique that chemically bonds a layer of paint to the part after it has been molded, thereby enabling the part to keep its appearance even after repeated impacts.

Body Panels and Structural Components.  We produce a wide range of both steel and aluminum large exterior body panels and structural components for the internal production of our cab structures and sleeper boxes, as well as being sold externally to certain commercial vehicle OEMs.

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

Windshield Wiper Systems.  We offer application-specific windshield wiper systems and individual windshield wiper components for the commercial vehicle market. Our windshield wiper systems are generally delivered to the OEM fully assembled and ready for installation. A windshield wiper system is typically composed of an electric motor, linkages, arms, wiper blades, washer reservoirs and related pneumatic or electric pumps.

Controls.  We offer a range of controls and control systems for window lifts, door locks, HVAC controls and electric switch products.

Manufacturing

A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. Our seating operations utilize a variety of manufacturing techniques whereby foam and various other components along with fabric, vinyl or leather are affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. Generally, we utilize outside suppliers to produce the individual components used to assemble the seat frame.

•	Electronic Wire Harnesses and Panel Assemblies. We utilize several manufacturing techniques to produce the majority of our electronic wire harnesses and panel assemblies. Our processes, both manual and automated, are designed to produce complex, low- to medium-volume wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are both electronically and hand tested.

•	Trim Systems and Components. Our interior systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding, heavy-gauge thermoforming and vacuum forming, as well as various cutting, sewing, trimming and finishing methods.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. We utilize a wide range of manufacturing processes to produce the majority of the steel and aluminum stampings used in our cab structures, sleeper boxes, body panels and structural components and a variety of both robotic and manual welding techniques in the assembly of these products. In addition, we have facilities with large capacity, fully automated E-coat paint priming systems allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs. We also have large press lines which provide us with the in-house manufacturing flexibility for both aluminum and steel stampings delivered just-in-time to our cab assembly plants.

•	Mirrors, Wipers and Controls. We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily hand assembled, tested and packaged.

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

As a means to continuously enhance our operations, we utilize the TQPS philosophy throughout our operations. TQPS is our customized version of Lean Manufacturing and consists of a 32 hour interactive class that is taught by members of our management team. TQPS is an analytical process in which we analyze each of our manufacturing cells and identify the most efficient process to improve efficiency and quality. The goal is to achieve total cost management and continuous improvement. Some examples of TQPS-related improvements are: reduced labor to move parts around the facility, clear walking paths in and around manufacturing cells and increased safety. An ongoing goal is to reduce the time employees spend waiting for materials within a facility. In an effort to increase operational efficiency, improve product quality and provide additional capacity, we intend to continue to implement TQPS improvements at each of our manufacturing facilities.

Raw Materials and Suppliers

A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•	Seats and Seating Systems. The principal raw materials used in our seat systems include steel, aluminum and foam related products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements are for a term of at least one year and are terminable by us for breach or convenience.

•	Electronic Wire Harnesses and Panel Assemblies. The principal raw materials used to manufacture our electronic wire harnesses are cable, connectors, terminals, switches, relays and various covering techniques involving braided yarn, braided copper, slit and non-slit conduit and foam molded via the reaction injection molding process. These raw materials are obtained from multiple suppliers and are generally readily available.

•	Trim Systems and Components. The principal raw materials used in our interior systems processes are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are obtained from multiple suppliers, typically under supply agreements which are for a term of typically one year or more and terminable by us for breach or convenience.

•	Cab Structures, Sleeper Boxes, Body Panels and Structural Components. The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets and stamp at our Shadyside, Ohio facility. These raw materials are generally readily available and obtained from several suppliers, typically under purchase contracts which fix price and supply for up to one year.

•	Mirrors, Wipers and Controls. The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems and mirrors.

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time less than a year. Due to the volatility in pricing over the last several years, we are using tools such as market index pricing and live auctions to assist in reducing our overall cost. We continue to closely align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck and construction markets. Approximately 40% and 23% of our 2010 revenues and approximately 48% and 15% of our 2009 revenues were derived from sales to commercial vehicle truck and construction OEMs, respectively, with the remainder of our revenues being generated principally from sales to the military and aftermarket and OEM service markets.

The following is a summary of our significant revenues by end market based on final destination customers and markets for each of the three years ended December 31:

	2010	2009	2008

Heavy Truck OEM	40%	48%	44%
Construction	23	15	24
Aftermarket and OEM Service	14	14	12
Military	9	10	8
Bus	3	4	3
Agriculture	1	1	1
Other	10	8	8

Total	100%	100%	100%

Our principal customers include PACCAR, Caterpillar, Volvo/Mack, International (Navistar), Daimler Trucks, Oshkosh Corporation, Deere & Co., Komatsu and Skoda. We believe we are an important long-term supplier to all of our customers because of our comprehensive product offerings, leading brand names and product innovation.

The following is a summary of our significant revenues based on final destination customers and markets by OEM customer for the three years ended December 31:

	2010	2009	2008

PACCAR	12%	14%	12%
Caterpillar	12	7	11
Volvo / Mack	11	10	10
International (Navistar)	11	16	15
Daimler Trucks	11	9	11
Oshkosh Corporation	8	8	5
Deere & Co.	3	2	2
Komatsu	3	2	3
Skoda	2	2	1
Other	27	30	30

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2010.

Our European, Chinese, Australian and Mexican operations collectively contributed approximately 26%, 20%, and 26% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The change in revenue by geographic location in 2010 is primarily related to the impact of the economic conditions in these regions of the world and its related impact on end market demand.

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

Our contracts with our major OEM customers generally may provide for an annual productivity cost reduction. These productivity cost reductions are generally calculated on an annual basis as a percentage of the previous year’s purchases by each customer. The reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost and labor efficiencies. Historically, most of these cost reductions have been offset by both internal reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future. If the annual productivity cost reduction targets are not achieved, the difference is recovered through price reductions. Our cost structure consists of a high percentage of variable costs that provides us with additional flexibility during economic cycles.

Our sales and marketing efforts with respect to our OEM sales are designed to create overall awareness of our engineering, design and manufacturing capabilities and to enable us to be selected to supply products for new and redesigned models by our OEM customers. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business, as well as to provide a consistent interface between us and our key customers. We currently have sales and marketing personnel located in every major region in which we operate. From time to time, we also participate in industry trade shows and advertise in industry publications. One of our ongoing initiatives is to negotiate and enter into long-term supply agreements with our existing customers that allow us to leverage all of our products to our commercial vehicle OEM customers.

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

Seats and Seating Systems.  We believe that we have the number one market position in North America supplying seats and seating systems to the commercial vehicle heavy truck market. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Grammer AG and Seats, Inc., and our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen.

Electronic Wire Harnesses and Panel Assemblies.  We believe that we are a leading supplier of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as AEES (Alcoa Electronic and Electrical Systems), Delphi, Forschner, Leoni, Nexans, PKC, Stoneridge, Sumitomo and Yazaki, smaller independent companies such as Fargo Assembly, St. Clair Technologies and Unlimited Services.

Trim Systems and Components.  We believe that we have the number one market position in the North American commercial vehicle heavy truck market with respect to our soft interior trim products and a leading presence in the hard interior trim market. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Inteva, Wilbur, Superior, Trim Masters, Inc., Blachford Ltd. and Magna.

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.  We believe we are a leading non-captive supplier in the North American commercial vehicle heavy truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Ogihara Corporation, Spartanburg Stamping, Able Body and Defiance Metal Products.

Mirrors, Wipers and Controls.  We believe that we are a leading supplier in the North American commercial vehicle heavy truck market with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Doga, Trico, Valeo and Wexco.

Research and Development

We believe our state-of-the-art research and development center enables us to offer superior quality and technologically advanced products to our customers at competitive prices. From concept to prototyping to production, we offer our customers complete integrated design, prototype and evaluation services that are necessary in today’s demanding markets. With state-of-the-art laboratories for virtual driving, acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out, we design complete integrated solutions for the end-user, the fleet manager and the OEM.

We engage in ongoing engineering and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and to design and develop new products for existing and new applications.

We generally work with our customers’ engineering and development teams at the beginning of the concept design process for new components and assemblies, or the redesign process for existing components and assemblies, in order to maximize production efficiency and quality. These processes may take place from one to three years prior to the commencement of production. On average, the development time for a new component takes between 12 and 24 months during the design phase, while the re-engineering of an existing part may take between one and six months. Early design involvement can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.

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

Intellectual Property

We consider ourselves to be a leader in both product and process technology, and, therefore, protection of intellectual property is important to our business. Our principal intellectual property consists of product and process technology, a limited number of U.S. and foreign patents, trade secrets, trademarks and copyrights. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights.

We market our products under brand names that include KAB Seatingtm, National Seating, Sprague Devices®, Prutsman, Moto Mirror®, RoadWatch®, Road Scan®, ComforTEKtm, FlameTEKtm and Bostrom Seating®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles softens during the holiday seasons in North America, Europe and Asia as OEM manufacturers generally close their production facilities at various times during the year.

Employees

As of December 31, 2010, we had approximately 5,430 permanent employees, of whom approximately 16% were salaried and the remainder were hourly. As of December 31, 2010, approximately 53% of the employees in our

North American operations were unionized, and approximately 53% of our employees at our European, Asian and Australian operations were represented by shop steward committees. We did not experience any material strikes, lockouts or work stoppages during 2010 and consider our relationship with our employees to be satisfactory. On an as-needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

Environmental Matters

We are subject to foreign, federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environment and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material adverse effect on us. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third-party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.

Several of our facilities are either certified as, or are in the process of being certified as, ISO 9001, 14000 or 14001 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in the remainder of 2011 or in 2012. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Government Regulations

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing heavy-duty (Class 8) diesel engines that went into effect in the U.S. on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date.

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

Executive Officers of Registrant

The following table sets forth certain information with respect to our executive officers as of March 8, 2011:

Name	Age	Principal Position(s)

Gerald L. Armstrong	49	Executive Vice President and President & General Manager of Cab Systems
W. Gordon Boyd	63	Executive Vice President and President of Seating Systems
Mervin Dunn	57	President, Chief Executive Officer and Director
Kevin R.L. Frailey	44	Executive Vice President and President & General Manager of Electrical Systems
Chad M. Utrup	38	Executive Vice President, Chief Financial Officer and Secretary

The following biographies describe the business experience of our executive officers:

Gerald L. Armstrong has served as President and General Manager of Cab Systems since December 2008 and as Executive Vice President since March 2011. From November 2006 to December 2008, Mr. Armstrong served as President — CVG Global Truck. From April 2004 to November 2006, Mr. Armstrong served as President — CVG Americas and from July 2002 to April 2004 as Vice President and General Manager of National Seating and KAB North America. Prior to joining us, Mr. Armstrong served from 1995 to 2000 and from 2000 to July 2002 as Vice President and General Manager, respectively, of Gabriel Ride Control Products, a manufacturer of shock absorbers and related ride control products for the automotive and light truck markets, and a wholly-owned subsidiary of ArvinMeritor Inc. Mr. Armstrong began his service with ArvinMeritor Inc., a manufacturer of automotive and commercial vehicle components, modules and systems in 1987, and served in various positions of increasing responsibility within its light vehicle original equipment and aftermarket divisions before starting at Gabriel Ride Control Products. Prior to 1987, Mr. Armstrong held various positions of increasing responsibility including Quality Engineer and Senior Quality Supervisor and Quality Manager with Schlumberger Industries and Hyster Corporation.

W. Gordon Boyd has served as President of Seating Systems since January 2010 and as Executive Vice President since March 2011. From December 2008 to January 2010, Mr. Boyd served as Senior Advisor to the Chief Executive Officer. From November 2006 to December 2008, Mr. Boyd served as President — CVG Global Construction. From June 2005 to November 2006, Mr. Boyd served as President — CVG International and prior thereto served as our President — Mayflower Vehicle Systems from the time we completed the acquisition of Mayflower in February 2005. Mr. Boyd joined Mayflower Vehicle Systems U.K. as Manufacturing Director in 1993. In 2002, Mr. Boyd became President and Chief Executive Officer of MVS, Inc.

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

Kevin R.L. Frailey has served as President and General Manager of Electrical Systems since July 2010 and as Executive Vice President since March 2011. From December 2008 to July 2010, Mr. Frailey served as the Executive Vice President and General Manager for Electrical Systems and prior thereto served as the Executive Vice President of Business Development from February 2007 to December 2008. Prior to joining us, Mr. Frailey served as Vice President and General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the board of various joint ventures, most notably those of Arvin Sango, Inc., and AD Tech Co., Ltd.

Chad M. Utrup has served as the Chief Financial Officer since January 2003 and as an Executive Vice President since January 2009, and prior thereto served as the Vice President of Finance at Trim Systems since 2000. Prior to joining us in February 1998, Mr. Utrup served as a project management group member at Electronic Data Systems. While with Electronic Data Systems, Mr. Utrup’s responsibilities included financial support and implementing cost recovery and efficiency programs at various Delphi Automotive Systems support locations. Mr. Utrup also currently serves as a Director of Roadrunner Transportation Systems, Inc.

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

We entered into a loan and security agreement on January 7, 2009 providing for a new revolving credit facility (the “revolving credit facility”) that replaced our prior revolving credit facility. Under the revolving credit facility, we are required, under certain circumstances, to comply with a minimum EBITDA covenant or a fixed charge coverage ratio covenant, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities — Revolving Credit Facility.” On March 12, 2009, we entered into a first amendment to the revolving credit facility to provide us with relief under the minimum EBITDA covenant in 2009 and to make certain other changes, including an increase in the applicable margin for borrowings, capital expenditure limitations for 2009 and a temporary decrease in domestic availability. On August 4, 2009, we entered into a second amendment to the revolving credit facility, pursuant to which the lender agreed, among other things, to waive a covenant default resulting from our failure to be in compliance with the minimum EBITDA covenant as of June 30, 2009. On September 7, 2010, we entered into a third amendment to the revolving credit facility to include grid pricing based upon the fixed charge coverage ratio for the most recently completed fiscal quarter. We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the revolving credit facility may be affected in the future by economic or business conditions beyond our control. If we are not able to comply with these covenants when required and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the revolving credit facility. If we are unable to borrow under the revolving credit facility, we will need to meet our capital requirements using other sources. Alternative sources of liquidity may not be available on acceptable terms, if at all. In addition, if we do not comply with the financial or other covenants in the agreement governing the revolving credit facility when required, the lender could declare an event of default under the revolving credit facility, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. The lender would also have the right in these circumstances to terminate any commitments it has to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

In addition, the agreement governing the revolving credit facility contains covenants that, among other things, restrict our ability to:

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

The aggregate amount of our outstanding indebtedness was $165.0 million as of December 31, 2010. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving credit facility, the Second Lien Credit Agreement and the indentures governing the third lien notes and the 8% senior notes;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

The agreement governing the revolving credit facility, the Second Lien Credit Agreement and the indentures governing the third lien notes and the 8% senior notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

Our revolving credit facility and the second lien term loan are due in 2012, and the third lien notes and the 8% senior notes are due in 2013. We may not be able to refinance or restructure our revolving credit facility or our long-term debt before it becomes due. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the revolving credit facility, the second lien term loan, the third lien notes and the 8% senior notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the agreement governing the revolving credit facility, the Second Lien Credit Agreement, the indenture governing the third lien notes and the indenture governing the 8% senior notes, or any agreements governing any future debt instruments, restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our long-term debt.

•	Provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock.

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

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 and 2008 as a result of preorders in 2006 in anticipation of the new EPA emission standards becoming effective in 2007 and general weakness in the North American economy and corresponding decline in the need for heavy truck commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. North American Class 8 production levels in 2009 were down approximately 42% over 2008 as the overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles. In addition, tightening of credit in financial markets may continue to adversely affect the ability of our customers to obtain financing for significant truck orders. Although North American Class 8 production in 2010 increased approximately 30% over the prior year period, we cannot provide any assurance as to the length or level of the recovery from the recent decline, and any further decline would have an adverse impact on our business and results of operations. Any extended downturn could again materially affect our business and results of operations. We also cannot predict that the industry will follow past cyclical patterns that might include strong preorders in advance of new emissions standards or declines driven by post-EPA standards or economic conditions. If unit production of Class 8 heavy trucks does not continue to recover, it may continue to adversely affect our business and results of operations.

•	Our results of operations could be significantly adversely affected by a continuing, or any future, downturn in the U.S. and global economy.

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America. Historically, the demand for heavy truck commercial vehicles has significantly declined during periods of weakness in the North American economy and the corresponding decline in the need for commercial vehicles to haul freight tonnage in North America.

Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market. Demand in the medium/heavy construction equipment market, which is the market in which our products are primarily used, is typically related to the level of larger-scale infrastructure development projects. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Downturns in the economy are usually accompanied by related declines in infrastructure development and other construction projects.

Accordingly, our results of operations are directly impacted by changes in the U.S. economy and global economic conditions. The substantial downturn in the U.S. and global economies in 2009 significantly lowered demand for our products. This lower demand reduced our revenues by approximately 40% for the year ended December 31, 2009 compared to the prior year period and reduced our operating income. In 2010, the heavy truck and global construction markets showed signs of recovery. If the global economy and the financial markets do not continue to recover, we expect that low demand for our products could continue to have a negative impact on our revenues, operating results and financial position. Any prolonged recession could result in lower earnings and reduced cash flow that, over time, could have a material adverse impact on our ability to fund our operations and capital requirements.

•	Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under the agreement governing our revolving credit facility and the other agreements governing our outstanding indebtedness will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. We believe the tightening of credit in financial markets has also adversely affected the ability of our customers to obtain financing for significant truck orders and the ability of our suppliers to provide us with sufficient raw materials for our products. If the credit markets do not improve or if there is any future tightening of those markets, our customers’ ability to finance the purchase of new commercial vehicles or our suppliers’ ability to provide us with raw materials may be adversely impacted, either of which could adversely affect our business and results of operations.

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

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge that diminish the expected growth in the commercial vehicle markets we supply, or we experience increased pressure on our margins. In addition, we may not succeed in integrating strategic acquisitions, and our pursuit of additional strategic acquisitions may lead to resource constraints, which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could adversely affect our business, results of operations and growth potential.

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

We may pursue additional acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in the agreements governing our revolving credit facility, and the second lien term loan, and the indentures governing the third lien notes and 8% senior notes may further limit our ability to complete acquisitions. There can be no assurance that we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If we fail to complete additional acquisitions, we may have difficulty competing with more thoroughly integrated competitors and our results of operations could be adversely affected. To the extent that we do complete additional acquisitions, if the expected synergies from such acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

•	We may be adversely impacted by labor strikes, work stoppages and other matters.

The hourly workforces at our Shadyside, Ohio facility and Mexico operations are unionized. The unionized employees at these facilities represented approximately 53% of our employees in our North American operations as of December 31, 2010. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, 53% of our employees at our European, Asian and Australian operations were represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing heavy-duty (Class 8) diesel engines that went into effect in the U.S. on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.

Sales to PACCAR, Caterpillar, Volvo/Mack, International (Navistar), Daimler Trucks and Oshkosh Trucks accounted for approximately 12%, 12%, 11%, 11%, 11% and 8%, respectively, of our revenue in 2010, and our ten largest customers accounted for approximately 73% of our revenue in 2010. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 26% of our revenues in 2010. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 26%, 20% and 26% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. There are certain risks inherent in our international business activities including, but not limited to:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers, who may have longer payment cycles than customers in the U.S.;

•	tax rates in certain foreign countries, which may exceed those in the U.S. withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation, on foreign earnings;

•	intellectual property protection difficulties;

•	general economic and political conditions in countries where we operate, which may have an adverse effect on our operations in those countries;

•	the difficulties associated with managing a large organization spread throughout various countries; and

•	complications in complying with a variety of foreign laws and regulations, which may conflict with U.S. law.

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

The commercial vehicle component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than we do. In some cases, we compete with divisions of our OEM customers. For example, the recent closing of our Norwalk, Ohio truck cab assembly facility was a result of Navistar’s decision to insource the cab assembly operations that we performed in that facility into its existing assembly facility in Escobedo, Mexico. Our products primarily compete on the basis of price, breadth of product offerings, product quality, technical expertise and development capability, product delivery and product service. Increased competition may lead to price reductions resulting in reduced gross margins and loss of market share.

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

Changes in competitive technologies may render certain of our products less attractive. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

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

•	Our operating results, revenues and expenses may fluctuate significantly from quarter-to-quarter or year-to-year, which could have an adverse effect on the market price of our common stock.

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

Moreover, we warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these OEMs’ customers, in some cases for as long as seven years. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would adversely affect our results of operations.

•	Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.

We manufacture or assemble our products at facilities in North America, Europe, Asia and Australia. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products, which could reduce our net revenues and earnings for the affected period. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future revenues. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations or financial condition.

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

As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity and intend to apply this strategy to those operations acquired through acquisitions. We may be unsuccessful in achieving these objectives which could adversely affect our operating results and financial condition. In addition, we may incur restructuring charges in the future and such charges could adversely affect our operating results and financial condition. In 2009, we announced the following restructuring plans:

•	A reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities closed included an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The decision to reduce our workforce was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed these activities as of December 31, 2009.

•	The closure of our Vancouver, Washington manufacturing facility. The decision to close the facility was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed this closure as of December 31, 2009.

•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for all of these restructurings of approximately $6.0 million, consisting of approximately $2.2 million of severance costs and $3.8 million of facility closure costs.

•	Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary.

We are required to perform impairment tests whenever events and circumstances indicate the carrying value may not be recoverable. Significant and unanticipated changes in circumstances, such as the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions, may result in a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2010:

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Douglas, Arizona	Warehouse	20,000 sq. ft.	Leased
Monona, Iowa	Wire Harness Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness Assembly	36,000 sq. ft.	Leased
Dekalb, Illinois	Wire Harness Assembly	60,000 sq. ft.	Leased
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Wixom, Michigan	Engineering	3,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina (2 facilities)	Interior Trim and Warehouse	235,000 sq. ft.	Leased
Concord, North Carolina (2 facilities)	Injection Molding	155,000 sq. ft.	Leased
Norwalk, Ohio (2 facilities)	Idle	340,000 sq. ft.	Owned/Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Chillicothe, Ohio	Interior Trim	62,000 sq. ft.	Owned
New Albany, Ohio	Corporate Headquarters/R&D	89,000 sq. ft.	Leased
Tigard, Oregon (2 facilities)	Interior Trim and Warehouse	91,000 sq. ft.	Leased
Vonore, Tennessee	Seats, Mirrors	200,000 sq. ft.	Owned
Tellico Plains, Tennessee	Cut and Sew	148,000 sq. ft.	Leased
Pikeville, Tennessee	Warehouse	15,000 sq. ft.	Leased
Dublin, Virginia (2 facilities)	Interior Trim and Warehouse	89,000 sq. ft.	Owned/Leased
Vancouver, Washington (2 facilities)	Interior Trim and Warehouse	18,000 sq. ft.	Leased
Kent, Washington	Engineering and Warehouse	14,000 sq. ft.	Leased
Agua Prieta, Mexico (2 facilities)	Wire Harness Assembly	205,000 sq. ft.	Leased

Approximate
Location	Primary Product/Function	Square Footage	Ownership Interest

Northampton, United Kingdom	Seat Assembly	210,000 sq. ft.	Leased
Brisbane, Australia	Seat Assembly	50,000 sq. ft.	Leased
Mackay, Australia	Seat Assembly	10,000 sq. ft.	Leased
Melbourne, Australia	Seat Assembly	12,000 sq. ft.	Leased
Shanghai, China (2 facilities)	Seat Assembly	76,500 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seat Assembly	52,000 sq. ft.	Owned
Liberec, Czech Republic	Wire Harness Assembly	104,000 sq. ft.	Leased
Kamyanets-Podilsky, Ukraine	Wire Harness Assembly	46,000 sq. ft.	Leased

We also have leased sales and service offices located in the U.S., Belgium, Australia and France.

Utilization of our facilities varies with North American, European and Asian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan; Aurora, Illinois; and New Albany, Ohio facilities, which are administrative offices, and our leased warehouse facilities in Douglas, Arizona; Statesville, North Carolina; Tigard, Oregon; Pikeville, Tennessee; Dublin, Virginia; Vancouver, Washington and Kent, Washington.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low

Year Ended December 31, 2010:
Fourth Quarter	$18.52	$9.63
Third Quarter	$11.64	$8.71
Second Quarter	$13.69	$7.00
First Quarter	$7.89	$4.69
Year Ended December 31, 2009:
Fourth Quarter	$8.08	$4.43
Third Quarter	$7.70	$4.16
Second Quarter	$1.94	$0.51
First Quarter	$1.62	$0.40

As of March 8, 2011, there were 157 holders of record of our outstanding common stock.

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

The following graph compares the cumulative five year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a customized peer group of five companies that includes: Accuride Corporation, ArvinMeritor, Inc, Cummins, Inc., Eaton Corp. and Stoneridge, Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Commercial Vehicle Group, Inc., The NASDAQ Composite index and Commercial Vehicle Supplier Composite index

*	Based on $100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Commercial Vehicle Group, Inc.	100.00	116.08	77.21	4.95	31.90	86.53
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Commercial Vehicle Supplier Composite	100.00	120.68	186.99	88.48	136.17	272.19

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2010:

(c) Total
			Number of	(d) Maximum
			Shares (or	Number (or
			Units)	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares (or Units)
	(a) Total	(b) Average	Publicly	that May Yet Be
	Number of	Price Paid	Announced	Purchased Under
	Shares (or Units)	per Share	Plans or	the Plans or
	Purchased	(or Unit)	Programs	Prgrams

Month #1
(October 1, 2010 through October 31, 2010)	154,534	$11.39	—	—
Month #2
(November 1, 2010 through November 30, 2010)	—	—	—	—
Month #3
(December 1, 2010 through December 31, 2010)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2010; however, our employees surrendered 154,534 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Third Amended and Restated Equity Incentive Plan.

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

Each unit was immediately separable into $1,000 principal amount of third lien notes and 17.68588 warrants. Each warrant entitled the holder thereof to purchase one share of our common stock at an exercise price of $0.35 per share. The warrants provided for mandatory cashless exercise and were exercisable at any time on or after separation and prior to their expiration on August 4, 2019.

We issued the following shares of common stock upon the exercise of certain of the warrants during the quarter ended December 31, 2010:

Date Exercised	Shares Issued

October 25, 2010	3,827

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

Material Events Affecting Financial Statement Comparability:

Our acquisition of C.I.E.B. Kahovec, spol. s r.o. (“C.I.E.B.”) in 2006 and our acquisition of PEKM Kabeltechnik s.r.o. (“PEKM”), the fabrication division of Gage Industries, Inc. and Short Bark Industries, LLC in 2007 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2008 and Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)

Statement of Operations Data:
Revenues	$597,779	$458,569	$763,489	$696,786	$918,751
Cost of revenues	522,982	448,912	689,284	620,145	768,913

Gross profit	74,797	9,657	74,205	76,641	149,838
Selling, general and administrative expenses	56,111	47,874	62,764	55,493	51,950
Amortization expense	240	389	1,379	894	414
Gain on sale of long-lived asset	—	—	(6,075)	—	—
Goodwill and intangible asset impairment	—	30,135	207,531	—	—
Long-lived asset impairment	—	17,272	—	—	—
Restructuring charges	1,730	3,651	—	1,433	—

Operating income (loss)	16,716	(89,664)	(191,394)	18,821	97,474
Other (income) expense	(4,780)	(11,119)	13,945	9,361	(3,468)
Interest expense	16,834	15,133	15,389	14,147	14,829
Loss on early extinguishment of debt	—	1,254	—	149	318
Expense relating to debt exchange	—	2,902	—	—	—

Income (loss) before income taxes	4,662	(97,834)	(220,728)	(4,836)	85,795
(Benefit) provision for income taxes	(1,825)	(16,299)	(13,969)	(1,585)	27,745

Net income (loss)	$6,487	$(81,535)	$(206,759)	$(3,251)	$58,050

Income (loss) per share:
Basic	$0.25	$(3.74)	$(9.58)	$(0.15)	$2.74
Diluted	$0.24	$(3.74)	$(9.58)	$(0.15)	$2.69
Weighted average common shares outstanding:
Basic	26,247	21,811	21,579	21,439	21,151
Diluted	26,994	21,811	21,579	21,439	21,545

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)

Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$116,077	$75,785	$87,669	$117,172	$135,368
Total assets	286,207	250,509	354,761	599,089	590,822
Total liabilities, excluding debt	121,332	125,630	145,924	174,029	163,803
Total debt	164,987	162,644	164,895	159,725	162,114
Total stockholders’ (deficit) investment	(112)	(37,765)	43,942	265,335	264,905
Other Data:
Net cash provided by (used in):
Operating activities	$17,563	$18,181	$9,743	$47,575	$36,922
Investing activities	(9,955)	(7,745)	(10,134)	(53,292)	(27,625)
Financing activities	24,730	(5,616)	5,043	(2,394)	(27,952)
Depreciation and amortization	11,564	16,667	19,062	16,425	14,983
Capital expenditures, net	10,645	6,140	12,523	17,274	22,389
North American Heavy-duty (Class 8) Truck Production (units)(1)	154,000	118,000	206,000	212,000	376,000

(1)	Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2011).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading supplier of fully integrated system solutions for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction, military, bus and agriculture markets and the specialty transportation markets. Our products include static and suspension seat systems, electronic wire harness assemblies, control and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America was strong from 2004 to 2006 due to the broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007.

During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels had increased approximately 30% over the prior year period, indicating an economic recovery in the heavy truck market. According to a February 2011 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 154,000 in 2010, peak at 314,000 in 2013 and decline to 226,000 in 2015, which represents a compound annual growth rate of approximately 8%.

We believe the increase in demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that total U.S. freight composite will increase from 11.6 trillion in 2010 to 14.2 trillion in 2015. ACT estimates that the average age of active U.S. Class 8 trucks is 6.7 years in 2010, the highest average vehicle age over the past decade. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2010, approximately 36% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2010 was primarily derived from sales to OEMs in the global construction market, European truck market, aftermarket, OEM service organizations, military market and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010, the global construction market has shown signs of recovery.

Along with the U.S., we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars. Changes in these foreign currencies as compared to the U.S. dollar resulted in an approximate $2.4 million reduction in our revenues in 2010 as compared to 2009 and strengthening of these foreign currencies as compared to the U.S. dollar resulted in an approximate $14.0 million decrease in 2009 as compared to 2008. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2010 as compared to 2009 and in 2009 as compared to 2008.

We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:

•	adjusting our hourly and salaried workforce to optimize costs in line with our production levels;

•	sourcing efforts in Mexico, Europe and Asia;

•	consolidating our supply base to improve purchasing leverage;

•	eliminating excess production capacity through the closure and consolidation of manufacturing, warehousing or assembly facilities;

•	improving our manufacturing cost basis by locating production in low-cost regions of the world; and

•	implementing Lean Manufacturing and TQPS initiatives to improve operating efficiency and product quality.

In the three months ended December 31, 2009, we announced restructuring plans for the closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure by September 2010.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to revenue recognition and sales commitments, inventory reserves, intangible and long-lived assets, income taxes, warranty reserves and pension and other post-retirement benefit plans. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A — Risk Factors in this Annual Report on Form 10-K for additional information regarding risk factors that may impact our estimates.

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

Provisions for anticipated contract losses are recognized at the time they become evident. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had a provision for anticipated contract losses of $1.7 million as of December 31, 2010. We had a provision of $2.6 million as of December 31, 2009 and $3.5 million as of December 31, 2008.

Inventory Reserves — Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. We value our finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

Intangible and Long-Lived Assets — We review definite-lived intangible and long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an indicator exists, a determination is made by management to ascertain whether property and equipment and certain definite-lived intangibles are recoverable based on the sum of expected future undiscounted cash flows from operating activities. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected discounted future cash flows. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

For further information on our goodwill and intangible asset impairment, see Notes 2 and 10 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which results in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2010, we determined that a valuation allowance of $69.1 million was needed against our deferred tax assets. This amount represents our total net deferred assets. Because we have a multiple year cumulative loss, we believe that it is appropriate to establish a valuation allowance equal to the total net deferred tax assets. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2010, our net deferred tax position is $29 thousand in our financials. The net deferred tax liability as of December 31, 2009 was zero.

Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty liability was approximately $2.7 million, $3.1 million and $3.7 million at December 31, 2010, 2009 and 2008, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have another post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

Our Assumptions

The determination of pension and other post-retirement benefit plan obligations and related expenses requires the use of assumptions to estimate the amount of the benefits that employees earn while working, as well as the present value of those benefits. Our assumptions are determined based on current market conditions, historical information and consultation with and input from third-party actuaries. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension and other post-retirement benefit expenses and obligations.

Significant assumptions used to measure our annual pension and other post-retirement benefit expenses include:

•	discount rate;

•	expected return on plan assets; and

•	health care cost trend rates.

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2010 was 5.3% for the U.S. and 5.7% for the non-U.S pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2010 and 2009, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans and 6.5% and 6.0% for the non-U.S. pension plans, respectively.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2010 pension and other post-retirement benefits results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2010:
Discount rate	$(339)	$513
Expected long-term rate of return on plan assets	$(507)	$507
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2010:
Discount rate	$(10,346)	$13,117

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, an 8.0% and 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010 and 2009, respectively. The rate was assumed to decrease gradually to 5.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2010 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$11	$(11)
Other post-retirement benefit liability	$60	$(55)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues	87.5	97.9	90.3

Gross profit	12.5	2.1	9.7
Selling, general and administrative expenses	9.4	10.4	8.2
Amortization expense	—	0.1	0.2
Gain on sale of long-lived asset	—	—	(0.8)
Goodwill and intangible asset impairment	—	6.6	27.2
Long-lived asset impairment	—	3.8	—
Restructuring charges	0.3	0.8	—

Operating income (loss)	2.8	(19.6)	(25.1)
Other (expense) income	(0.8)	(2.4)	1.8
Interest expense	2.8	3.3	2.0
Loss on early extinguishment of debt	—	0.3	—
Expense relating to debt exchange	—	0.6	—

Income (loss) before income taxes	0.8	(21.4)	(28.9)
Benefit for income taxes	(0.3)	(3.6)	(1.8)

Net income (loss)	1.1%	(17.8)%	(27.1)%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.  Revenues increased $139.2 million, or 30.4%, to $597.8 million for the year ended December 31, 2010 from $458.6 million for the year ended December 31, 2009. This change resulted primarily from:

•	a 30% increase in North American heavy-duty (class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $67.8 million of increased revenues;

•	increase in production levels due to higher global demand in our European, Australian and Asian markets resulting in approximately $73.8 million of increased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $2.4 million of revenues.

Gross Profit.  Gross profit increased $65.1 million to $74.8 million for the year ended December 31, 2010 from $9.7 million for the year ended December 31, 2009. As a percentage of revenues, gross profit increased to 12.5% for the year ended December 31, 2010 from 2.1% for the year ended December 31, 2009. This increase resulted primarily from increased revenues, material cost reductions, labor efficiencies and staffing reductions and reductions in fixed costs from the closure of certain manufacturing and assembly facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.2 million, or 17.2%, to $56.1 million for the year ended December 31, 2010 from $47.9 million for the year ended December 31, 2009. The increase resulted primarily from resumption of our incentive compensation program for 2010 and increased travel and development costs to support new product initiatives and future programs.

Amortization Expense.  Amortization expense decreased to approximately $0.2 million for the year ended December 31, 2010 from approximately $0.4 million for the year ended December 31, 2009. This decrease was primarily the result of the impairment of our definite-lived intangible assets relating to trademark/tradename in the year ended December 31, 2009.

Goodwill and Intangible Asset Impairment.  In 2009, we determined that the significant declines in economic and industry conditions and the closure of our Norwalk, Ohio facility were impairment indicators. As a result, we recorded impairments of approximately $26.0 million of indefinite-lived intangible assets relating to customer relationships and approximately $4.1 million of definite-lived intangible assets relating to trademark/tradename. We did not record any impairments for the year ended December 31, 2010.

Long-Lived Asset Impairment.  In 2009, we determined that the significant declines in economic and industry conditions and the closure of our Norwalk, Ohio facility were impairment indicators. As a result, we recorded impairments of approximately $17.3 million as the carrying value of assets exceeded their estimated fair value. We did not record any impairments for the year ended December 31, 2010.

Restructuring Charges.  We recorded restructuring charges for the year ended December 31, 2010 of $1.7 million relating to the closure of certain manufacturing, warehousing and assembly facilities. We recorded restructuring charges for the year ended December 31, 2009 of $3.7 million relating to a reduction in our workforce and the closure of certain manufacturing, warehousing and assembly facilities.

Other Income.  We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $4.8 million of income for the year ended December 31, 2010 and the $11.1 million of income for the year ended December 31, 2009 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.  Interest expense increased $1.7 million to $16.8 million for the year ended December 31, 2010 from $15.1 million for the year ended December 31, 2009. This increase was primarily the result of higher average interest rates on our second lien term loan and third lien notes.

Loss on Early Extinguishment of Debt.  In connection with entering into our revolving credit facility on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement. In connection with entering into an amendment to our revolving credit facility on August 4, 2009, we recorded approximately $0.5 million in expense related to the write-off of previously deferred financing fees.

Expense Relating to Debt Exchange.  In connection with the private exchange of a portion of our 8% senior notes and the issuance of a new secured second lien term loan, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements during the year ended December 31, 2009.

Benefit for Income Taxes.  Our benefit for income taxes decreased $14.5 million to a benefit of $1.8 million for the year ended December 31, 2010, compared to an income tax benefit of $16.3 million for the year ended December 31, 2009. Although we had pretax income for the period ended December 31, 2010, the $1.8 million tax benefit is primarily due to the release of certain tax reserves related to the closure of prior tax years, enacted tax credits, tax benefits booked in foreign jurisdictions, as well as valuation allowances against our deferred tax assets.

Net Income.  Net income increased $88.0 million to $6.5 million compared to a loss of $81.5 million for the year ended December 31, 2009, primarily as a result of the factors discussed above.

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

Gross Profit.  Gross profit decreased $64.5 million, or 87.0%, to $9.7 million for the year ended December 31, 2009 from $74.2 million for the year ended December 31, 2008. As a percentage of revenues, gross profit decreased to 2.1% for the year ended December 31, 2009 from 9.7% for the year ended December 31, 2008. This decrease resulted primarily from our inability to reduce our overall costs in proportion to the decrease in revenues from the prior period. We continued to seek material cost reductions, labor efficiencies and staffing reductions, reductions in fixed costs from the closure of certain manufacturing and assembly facilities, as well as reductions in general operating costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $14.9 million, or 23.7%, to $47.9 million for the year ended December 31, 2009 from $62.8 million for the year ended December 31, 2008. The decrease resulted primarily from various cost cutting efforts taken during 2009 including reductions in salaries and wages, suspension of our 401(K) matching program and incentive compensation program for 2009, travel related cost reductions, as well as general cost reductions during the year ended December 31, 2009.

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

Loss on Early Extinguishment of Debt.  In connection with entering into our revolving credit facility on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement. In connection with entering into an amendment to our loan and security agreement on August 4, 2009, we recorded approximately $0.5 million in fees relating to a proportionate impairment of previously deferred financing fees.

Expense Relating to Debt Exchange.  In connection with the private exchange of a portion of our 8% senior notes and the issuance of a new secured second lien term loan, we recorded approximately $2.9 million in third party fees relating to the modification of our debt arrangements during the year ended December 31, 2009.

Benefit for Income Taxes.  Our effective tax rate during the year ended December 31, 2009 was 16.7% compared to 6.3% for 2008. Our benefit for income taxes increased $2.3 million to a benefit of $16.3 million for the year ended December 31, 2009, compared to an income tax benefit of $14.0 million for the year ended December 31, 2008. The increase in effective rate year over year can be primarily attributed to federal legislation passed in 2009 that allows our current year tax losses to be carried back for a period of five years. As a result of this legislation, we received a tax refund of $21 million during the second quarter of 2010.

Net Loss.  Net loss decreased $125.3 million to a loss of $81.5 million for the year ended December 31, 2009, compared to net loss of $206.8 million for the year ended December 31, 2008, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2010, cash provided by operations was approximately $17.6 million compared to $18.2 million in the year ended December 31, 2009. This decrease was primarily the result of favorable net income and the change in accounts receivable, inventory and prepaid expenses during the year. Cash provided by operations in the year ended December 31, 2008 was $9.7 million.

Net cash used in investing activities was approximately $10.0 million for the year ended December 31, 2010 compared to $7.7 million for the year ended December 31, 2009 and $10.1 million in the year ended December 31, 2008. The amounts used in the years ended December 31, 2010 and 2009 was primarily related to capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling. The amounts used in the year ended December 31, 2008 primarily reflect capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling, which was offset by the proceeds from the sale of long-lived assets. Capital expenditures for 2011 are expected to be approximately $25.0 million.

Net cash provided by financing activities totaled approximately $24.7 million for the year ended December 31, 2010, compared to net cash used of $5.6 million for the year ended December 31, 2009, compared to net cash provided of $5.0 million in the year ended December 31, 2008. The net cash provided by financing activities for the year ended December 31, 2010 was primarily related to proceeds from the issuance of stock in an offering in March 2010. The net cash used in financing activities for the year ended December 31, 2009 was primarily related to repayments under our revolving credit facility, which was partially offset by proceeds from the issuance of our second lien term loan. The net cash provided by financing activities in the year ended December 31, 2008 was primarily related to borrowings on our prior revolving credit facility to fund ongoing operations.

Debt and Credit Facilities

As of December 31, 2010, we had an aggregate of $165.0 million of outstanding indebtedness, excluding $3.8 million of outstanding letters of credit under various financing arrangements and an additional $33.7 million of borrowing capacity under our revolving credit facility, which is subject to an availability block. Our indebtedness consisted of the following:

•	$97.8 million of 8.0% senior notes due 2013;

•	$13.8 million ($16.8 million principal amount, net of $3.0 million of original issue discount) of 15% second lien term loan due 2012;

•	$47.6 million ($42.1 million principal amount, net of $5.5 million of issuance premium) of 11%/13% third lien secured notes due 2013; and

•	$5.8 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a revolving credit facility (the “revolving credit facility”) with Bank of America, N.A., as agent and lender, which, as amended, provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to the revolving credit facility entered into on August 4, 2009), which is subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0 and certain borrowing base limitations are met. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

As of December 31, 2010, approximately $2.3 million in deferred fees relating to the revolving credit facility, our 8% senior notes and our third lien notes were outstanding and were being amortized over the life of the agreements.

Under the revolving credit facility, borrowings bear interest at various rates plus a margin based on certain financial ratios. The borrowers’ obligations under the revolving credit facility are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the borrowers, as well as 100% of the capital stock of the direct domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. Each of CVG and each other borrower is jointly and severally liable for the obligations under the revolving credit facility and unconditionally guarantees the prompt payment and performance thereof.

Third Amendment to Revolving Credit Facility

On September 7, 2010, we entered into a third amendment (the “Third Amendment”) to the revolving credit facility. Pursuant to the Third Amendment, the applicable margin for borrowings was amended to reduce the applicable margin and include grid pricing based upon the fixed charge coverage ratio for the most recently ended fiscal quarter:

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

In addition, the unused commitment fee was reduced to (i) .875% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .625% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Under the Third Amendment, Permitted Foreign Investments (as defined therein) were increased from $5.0 million annually and $10.0 million during the term of the agreement, to $10.0 million annually and $20.0 million during the term of the agreement, so long as the Domestic Availability (as defined therein) immediately prior to and after such investment is at least $5.0 million. Restricted Investments under Section 10.2.5 was also revised to allow for the investment in our Chinese subsidiary to be in the form of up to 70% Equity (as defined therein) and 30% intercompany loan, also subject to the annual and lifetime Permitted Foreign Investment limitations.

Pursuant to the Third Amendment, the limitations on other aggregate Investments (as defined therein) not otherwise permitted in the agreement, and other aggregate Debt (as defined therein) not otherwise permitted in the agreement, were increased to $1.5 million and $5.0 million, respectively.

Terms, Covenants and Compliance Status

We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the revolving credit facility. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and would be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.

Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) during the quarter ended December 31, 2010, we were not required to comply with the fixed charge coverage ratio during the quarter ended December 31, 2010.

The revolving credit facility also contains other customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes. In addition, the revolving credit facility contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2010.

The revolving credit facility contains customary events of default, including, without limitation: nonpayment of obligations under the revolving credit facility when due; material inaccuracy of representations and warranties; violation of covenants in the revolving credit facility and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees, denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act (“ERISA”) events; and a change in control of CVG.

The revolving credit facility requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of assets useful in our business.

Second Lien Credit Agreement

Concurrently with the notes exchange described below, on August 4, 2009, we and certain of our domestic subsidiaries entered into a discounted second lien credit facility (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million, for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to repay borrowings under the revolving credit facility with Bank of America, N.A., and to pay approximately $3.1 million of transaction fees and expenses relating to the notes exchange described below, the issuance of the units consisting of 11%/13% Third Lien Senior Secured Notes due 2013 and warrants described below, the Second Lien Credit Agreement and the second amendment to the revolving credit agreement.

The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%.

The Second Lien Credit Agreement provides that the second lien term loan is a senior secured obligation of CVG. CVG’s obligations under the Second Lien Credit Agreement are guaranteed by certain of CVG’s domestic subsidiaries (the “guarantors”). The obligations of CVG and the guarantors under the Second Lien Credit Agreement are secured by a second-priority lien on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of certain of our domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary.

The Second Lien Credit Agreement contains restrictive covenants, including, without limitation: limitations on our ability and the ability of our subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indenture governing the 8% senior notes or the indenture governing the third lien notes. In addition, the Second Lien Credit Agreement contains reporting covenants. We were in compliance with these covenants as of December 31, 2010. The debt covenant in the Second Lien Credit Agreement limits our ability to borrow under the revolving credit facility with Bank of America, N.A, to not more than $27.5 million at any one time, unless we demonstrate compliance with the fixed charge coverage ratio and minimum EBITDA (as defined in the revolving credit facility) covenant contained in the revolving credit facility. The Second Lien Credit Agreement contains events of default, including, without limitation: nonpayment of obligations under the Second Lien Credit Agreement when due; material inaccuracy of representations and warranties; violation of covenants in the Second Lien Credit Agreement and certain other documents executed in connection therewith; default or acceleration of agreements related to debt in excess of $10.0 million; certain events of bankruptcy or insolvency; judgment or decree entered against us or a guarantor for the payment of money in excess of $10.0 million; denial of the validity or enforceability of the second lien loan documents or any guaranty thereunder or failure of the second lien loan documents or any guaranty thereunder to be in full force and effect; and a change in control of CVG. The liens, the security interests and all of the obligations of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the agent for the revolving credit facility, the collateral agent under the Second Lien Credit Agreement and the collateral agent for the third lien notes and an intercreditor agreement among the collateral agent for the Second Lien Credit Agreement and the collateral agent for the third lien notes (the “Intercreditor Agreements”).

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

11%/13% Third Lien Senior Secured Notes due 2013

The third lien notes were issued pursuant to an indenture, dated as of August 4, 2009 (the “Third Lien Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Associates, as trustee.

Interest is payable on the third lien notes on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the interest payment dates on February 15, 2010 and August 15, 2010, at an annual rate of 13.0%. We paid our February 15, 2011 interest payment in cash, at an annual rate of 11.0%. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.

The Third Lien Notes Indenture provides that the third lien notes are senior secured obligations of CVG. Our obligations under the third lien notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the third lien notes are secured by a third-priority lien on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of CVG’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary. The liens, the security interests and all obligations of CVG and the guarantors under the third lien notes are subject in all respects to the terms, provisions, conditions and limitations of the Intercreditor Agreements.

The Third Lien Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. We were in compliance with these covenants as of December 31, 2010.

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

The indenture governing the 8.0% senior notes contain covenants that limit, among other things, additional indebtedness, issuance of preferred stock, dividends, repurchases of capital stock or subordinated indebtedness, investments, liens, restrictions on the ability of our subsidiaries to pay dividends to us, sales of assets, sale/leaseback transactions, mergers and transactions with affiliates. Upon a change of control, each holder shall have the right to require that we purchase such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The indenture governing the 8.0% senior notes due 2013 also contains customary events of default. We were in compliance with these covenants as of December 31, 2010.

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the agreement governing the revolving credit facility may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the agreement governing the revolving credit facility for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or generate sufficient cash, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the agreement governing the revolving credit facility, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the revolving credit facility, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the revolving credit facility, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the agreement governing the revolving credit facility, the lender could declare an event of default under the revolving credit facility, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash on hand, cash flow from operating activities together with available borrowings under the revolving credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$162,566	$—	$162,566	$—	$—
Estimated interest payments	37,584	17,570	20,014	—	—
Operating lease obligations	48,565	10,628	15,451	10,475	12,011
Pension and other post-retirement funding	39,707	3,232	6,587	7,280	22,608

Total	$288,422	$31,430	$204,618	$17,755	$34,619

We have recorded a liability of approximately $412 thousand of unrecognized tax benefits, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of $67 thousand and interest of $187 thousand.

Since December 31, 2010, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist primarily of long-term restructuring reserves, loss contracts and other items. We also enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.

As of December 31, 2010, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2010, we had outstanding letters of credit of $3.8 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2010 and 2009. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would not have a material impact on pre-tax earnings and cash flows.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to eighteen months. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting noncash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2010 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We did not have any outstanding foreign currency forward exchange contracts at December 31, 2010.

Our primary exposures to foreign currency exchange fluctuations are pound sterling, Eurodollar and Japanese yen. At December 31, 2010, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2010 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2010 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 15, 2011

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
	(In thousands, except
	share and per share
	amounts)

ASSETS
CURRENT ASSETS:
Cash	$42,591	$9,524
Accounts receivable, net of reserve for doubtful accounts of $2,717 and $1,812, respectively	91,101	74,063
Inventories	66,622	58,051
Prepaid expenses and other, net	11,109	26,781

Total current assets	211,423	168,419

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	24,781	26,740
Machinery and equipment	122,171	120,476
Construction in progress	9,514	5,584
Less accumulated depreciation	(97,145)	(90,485)

Property, plant and equipment, net	59,321	62,315
INTANGIBLE ASSETS, net of accumulated amortization of $2,245 and $2,006, respectively	3,848	4,087
OTHER ASSETS, net	11,615	15,688

TOTAL ASSETS	$286,207	$250,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$61,216	$59,657
Accrued liabilities	34,130	32,977

Total current liabilities	95,346	92,634

LONG-TERM DEBT	164,987	162,644
PENSION AND OTHER POST-RETIREMENT BENEFITS	23,343	26,915
OTHER LONG-TERM LIABILITIES	2,643	6,081

Total liabilities	286,319	288,274

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 27,756,759 and 22,070,531 shares issued and outstanding, respectively	280	221
Treasury stock purchased from employees; 285,208 shares and 130,674 shares, respectively	(2,851)	(1,090)
Additional paid-in capital	215,491	186,291
Retained loss	(193,359)	(199,846)
Accumulated other comprehensive loss	(19,673)	(23,341)

Total stockholders’ deficit	(112)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$286,207	$250,509

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except share and per share amounts)

REVENUES	$597,779	$458,569	$763,489
COST OF REVENUES	522,982	448,912	689,284

Gross Profit	74,797	9,657	74,205
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	56,111	47,874	62,764
AMORTIZATION EXPENSE	240	389	1,379
GAIN ON SALE OF LONG-LIVED ASSETS	—	—	(6,075)
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	30,135	207,531
LONG-LIVED ASSET IMPAIRMENT	—	17,272	—
RESTRUCTURING COSTS	1,730	3,651	—

Operating Income (Loss)	16,716	(89,664)	(191,394)
OTHER (INCOME) EXPENSE	(4,780)	(11,119)	13,945
INTEREST EXPENSE	16,834	15,133	15,389
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	1,254	—
EXPENSE RELATING TO DEBT EXCHANGE	—	2,902	—

Income (Loss) Before Benefit for Income Taxes	4,662	(97,834)	(220,728)
BENEFIT FOR INCOME TAXES	(1,825)	(16,299)	(13,969)

NET INCOME (LOSS)	$6,487	$(81,535)	$(206,759)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.25	$(3.74)	$(9.58)

Diluted	$0.24	$(3.74)	$(9.58)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	26,247	21,811	21,579

Diluted	26,994	21,811	21,579

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) INVESTMENT
Years Ended December 31, 2010, 2009 and 2008

					Retained	Accum.
				Additional	Earnings	Other
	Common Stock		Treasury	Paid-In	(Accum.	Comp.
	Shares	Amount	Stock	Capital	Deficit)	Loss	Total
	(In thousands, except share data)

BALANCE — December 31, 2007	21,536,814	$215	$(414)	$177,421	$88,818	$(705)	$265,335

Issuance of restricted stock	227,922	2	—	—	—	—	2
Surrender of common stock by employees	(18,321)	—	(41)	—	—	—	(41)
Share-based compensation expense	—	—	—	3,782	—	—	3,782
Excess tax benefit — equity transactions	—	—	—	(355)	—	—	(355)
Comprehensive loss:
Net loss	—	—	—	—	(206,759)	—	(206,759)
Foreign currency translation adjustment	—	—	—	—	—	(13,077)	(13,077)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(4,742)	(4,742)
Derivative instruments	—	—	—	—	—	167	167

Total comprehensive loss							(224,411)

Adjustment to initially apply FAS 158, net of tax	—	—	—	—	(370)	—	(370)

BALANCE — December 31, 2008	21,746,415	$217	$(455)	$180,848	$(118,311)	$(18,357)	$43,942

Issuance of restricted stock	408,316	4	—	—	—	—	4
Surrender of common stock by employees	(84,200)	—	(635)	—	—	—	(635)
Share-based compensation expense	—	—	—	2,831	—	—	2,831
Issuance of stock warrants	—	—	—	2,561	—	—	2,561
Excess tax benefit — equity transactions	—	—	—	51	—	—	51
Comprehensive loss:
Net loss	—	—	—	—	(81,535)	—	(81,535)
Foreign currency translation adjustment	—	—	—	—	—	150	150
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(5,134)	(5,134)

Total comprehensive loss							(86,519)

BALANCE — December 31, 2009	22,070,531	$221	$(1,090)	$186,291	$(199,846)	$(23,341)	$(37,765)

Exercise of common stock under stock option and equity incentive plan	203,565	2	—	1,124	—	—	1,126
Issuance of restricted stock	567,536	6	—	—	—	—	6
Surrender of common stock by employees	(154,534)	—	(1,761)	—	—	—	(1,761)
Public offering of common stock	4,370,000	44	—	25,315	—	—	25,359
Share-based compensation expense	—	—	—	2,768	—	—	2,768
Exercise of stock warrants	699,661	7	—	(7)	—	—	—
Comprehensive income:
Net income	—	—	—	—	6,487	—	6,487
Foreign currency translation adjustment	—	—	—	—	—	212	212
Minimum pension liability adjustment, net of tax	—	—	—	—	—	3,456	3,456

Total comprehensive income							10,155

BALANCE — December 31, 2010	27,756,759	$280	$(2,851)	$215,491	$(193,359)	$(19,673)	$(112)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,487	$(81,535)	$(206,759)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,564	16,667	19,062
Noncash amortization of debt financing costs	1,514	1,448	671
Loss on early extinguishment of debt	—	1,254	—
Amortization of bond discount/premium, net	(1,226)	(550)	—
Paid-in-kind interest	3,569	2,263	—
Pension plan contributions	(1,977)	(1,735)	(2,464)
Shared-based compensation expense	2,782	2,831	3,784
(Gain) loss on sale of assets	(92)	713	(5,786)
Deferred income tax benefit	(29)	—	(1,069)
Noncash (gain) loss on forward exchange contracts	(4,334)	(10,965)	13,751
Goodwill and intangible asset impairment	—	30,135	207,531
Long-lived asset impairment	—	17,272	—
Change in other operating items:
Accounts receivable	(17,452)	28,190	692
Inventories	(9,155)	34,462	(533)
Prepaid expenses	17,456	(5,606)	(5,497)
Accounts payable and accrued liabilities	6,291	(19,928)	(14,349)
Other assets and liabilities	2,165	3,265	709

Net cash provided by operating activities	17,563	18,181	9,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,101)	(5,605)	(12,110)
Proceeds from disposal/sale of property plant and equipment	—	—	7,468
Proceeds from disposal/sale of other assets	102	54	—
Post-acquisition and acquistion payments, net of cash received	—	—	(3,807)
Long-term supply contracts, other	44	(2,194)	(1,685)

Net cash used in investing activities	(9,955)	(7,745)	(10,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,359	—	—
Proceeds from issuance of common stock under equity incentive plans	1,132	4	—
Surrender of common stock by employees	(1,761)	(635)	(41)
Excess tax benefit from equity incentive plans	—	51	(355)
Repayment of revolving credit facility	—	(27,013)	(210,966)
Borrowings under revolving credit facility	—	12,213	216,535
Borrowings of long-term debt	—	13,121	—
Payments on capital lease obligations	—	(94)	(130)
Debt issuance costs and other	—	(3,263)	—

Net cash provided by (used in) financing activities	24,730	(5,616)	5,043

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	729	(2,606)	(7,209)

NET INCREASE (DECREASE) IN CASH	33,067	2,214	(2,557)
CASH:
Beginning of period	9,524	7,310	9,867

End of period	$42,591	$9,524	$7,310

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,576	$13,226	$13,690

Cash received for income taxes, net	$(20,873)	$(4,149)	$(3,285)

Unpaid purchases of property and equipment included in accounts payable	$544	$535	$413

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

1.	Organization

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction, military, bus, agriculture and specialty transportation markets. We have facilities located in the U.S. in Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Virginia and Washington and outside of the U.S. in Australia, Belgium, China, Czech Republic, Mexico, Ukraine and the United Kingdom.

2.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

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

Inventories — We maintain our inventory for the manufacture of goods for sale to our customers. Inventory is composed of three categories: Raw Materials, Work in Process, and Finished Goods. These categories are generally defined as follows: Raw Materials consist of materials that have been acquired and are available for the production cycle; Work in Process is composed of materials that have been moved into the production process and have some measurable amount of labor and overhead added; Finished Goods are materials with added labor and overhead that have completed the production cycle and are awaiting sale and delivery to customers.

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

We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from the decline in North American Class 8 build rate from the prior year and lower demand in our construction markets, we determined that an impairment indicator existed for all of our asset groups during the second quarter of fiscal 2009. We reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated undiscounted net cash flows were less than the carrying amount of such assets. As a result, we performed an analysis to estimate the fair value of our long-lived assets for those asset groups that were not recoverable. We determined that the carrying value of the assets of approximately $7.6 million exceeded their fair value of approximately $4.2 million and recorded an impairment charge of approximately $3.4 million.

Based upon the decline in expected revenue growth rates and operating margins used to estimate projected future cash flow resulting from the closure of our Norwalk, Ohio facility, the extended decline in production units in the Class 8 market and lower demand in our construction market, we determined that an impairment indicator existed for all of our asset groups during the fourth quarter of fiscal 2009. We reviewed the sum of expected future undiscounted cash flows from operating activities to determine if the estimated undiscounted net cash flows were less than the carrying amount of such assets. As a result, we performed an analysis to estimate the fair value of our long-lived assets for those asset groups that were not recoverable. We determined that the carrying value of the assets exceeded their fair value and recorded an impairment charge of approximately $13.9 million for long-lived assets.

As a result of the closure of our Norwalk, Ohio facility, we are actively marketing the sale of approximately $2.3 million of assets consisting of $1.4 million in land and building and approximately $0.9 million in machinery and equipment and have, therefore, classified the assets as held-for-sale.

We did not record impairments in 2010 or 2008 relating to our long-lived assets.

Intangible Assets — Definite-Lived — We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

Intangible Assets — Indefinite-Lived — We review indefinite-lived intangible assets for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

To estimate the fair value of these indefinite-lived intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

See Note 10 for additional information on our intangible assets.

Revenue Recognition — We recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.

Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We recorded approximately $1.7 million as of December 31, 2010 and approximately $2.6 million as of December 31, 2009 for anticipated contract losses. These amounts, as they relate to the year ended December 31, 2010 and 2009 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2010 and 2009 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2010	2009

Balance — Beginning of the year	$3,066	$3,706
Additional provisions recorded	1,212	1,811
Deduction for payments made	(1,620)	(2,459)
Currency translation adjustment	(5)	8

Balance — End of year	$2,653	$3,066

Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Comprehensive Loss — Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. We disclose comprehensive loss in the consolidated statements of stockholders’ deficit. The components of accumulated other comprehensive loss consisted of the following as of December 31 (in thousands):

	2010	2009

Foreign currency translation adjustment	$(7,846)	$(8,058)
Minimum pension liability adjustment	(11,827)	(15,283)

	$(19,673)	$(23,341)

Fair Value of Financial Instruments — The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

	2010	2009	2008

PACCAR	12%	14%	12%
Caterpillar	12	7	11
Volvo/Mack	11	10	10
International (Navistar)	11	16	15
Daimler Trucks	11	9	11
Oshkosh Truck	8	8	5

As of December 31, 2010 and 2009, receivables from these customers represented approximately 60% and 68% of total receivables, respectively.

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

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion or all of the anticipated long or short position. The contracts typically run from three months up to eighteen months. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Recently Issued Accounting Pronouncements — In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, ASU 2010-6 requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, ASU 2010-6 requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this standard during the quarter ended March 31, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

3.	Fair Value Measurement

At December 31, 2010, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The estimated fair value of our 8% senior notes due 2013 (the “8% senior notes”) at December 31, 2010, per quoted market sources, was approximately $93.1 million with a carrying value of approximately $97.8 million. The estimated fair value of our second lien term loan (the “second lien term loan”) and our 11%/13% senior secured notes (the “third lien notes”) at December 31, 2010, using debt with similar terms and maturities, was approximately $18.5 million and $47.8 million with a carrying value of approximately $13.8 million and $53.4 million, respectively.

The fair values of our derivative assets and liabilities as of December 31 are categorized as follows (in thousands):

	2010				2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Derivative assets(1)	$—	$—	$—	$—	$66	$—	$66	$—

Derivative liabilities(1)	$—	$—	$—	$—	$4,400	$—	$4,400	$—

(1)	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2010		2009
		U.S.		U.S.
	U.S. $	Equivalent	U.S. $	Equivalent
	Equivalent	Fair Value	Equivalent	Fair Value

Commitments to buy currencies:
Japanese yen	$—	$—	$(345)	$(338)

Commitments to sell currencies:
Euro	$—	$—	$12,809	$15,095
Japanese yen	—	—	8,004	10,045

	$—	$—	$20,813	$25,140

Total	$—	$—	$20,468	$24,802

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges at December 31 (in thousands):

	Asset Derivatives
	2010		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Other assets	$—	Other assets	$66

	Liability Derivatives
	2010		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Foreign exchange contracts	Accrued liabilities	$—	Accrued liabilities	$4,400

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as accounting hedges at December 31 (in thousands):

		2010	2009
	Location of Gain	Amount of Gain
	Recognized in Income on	Recognized in Income
	Derivatives	on Derivatives

Foreign exchange contracts	Other Income	$4,334	$10,965

The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$164,987	$159,376	$162,644	$103,473

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt.  The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities. Based on these inputs, our long-term debt is classified as Level 2.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2010. The following table summarizes the fair value measurement of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis during the year ended December 31, 2009 (in thousands):

	Fair Value Measurements Using
					Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Property, plant and equipment, net	$14,576	$—	$—	$14,576	$(17,272)
Definite-lived intangible asset	$1,300	$—	$—	$1,300	(4,135)
Indefinite-lived intangible asset	$—	$—	$—	$—	(26,000)

					$(47,407)

Subsequent to the issuance of the 2009 financial statements, we determined the amounts previously disclosed for the fair values of property, plant and equipment of $62.3 million and the definite-lived intangible asset of $4.1 million were incorrect and, accordingly, have been corrected in the table above. The correction had no impact on the 2009 consolidated balance sheet, statement of operations or statement of cash flows.

4.	Business Combinations

None.

5.	Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2010	2009

Raw materials	$46,194	$41,677
Work in process	12,477	8,955
Finished goods	13,727	14,433
Less: excess and obsolete	(5,776)	(7,014)

	$66,622	$58,051

6.	Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2010	2009

Long-term supply contracts	$6,995	$7,654
Debt financing costs	2,302	3,816
Deferred compensation	1,991	1,762
Long-term tax receivable	298	2,390
Other assets	29	66

	$11,615	$15,688

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities

Accrued liabilities, other consisted of the following as of December 31 (in thousands):

	2010	2009

Compensation and benefits	$15,870	$9,796
Interest	6,060	4,066
Warranty costs	2,653	3,066
Legal and professional fees	1,491	3,361
Loss contracts	648	751
Restructuring	1,014	1,121
Foreign currency forward contracts	—	4,400
Other	6,394	6,416

	$34,130	$32,977

8.	Restructuring

In 2009, we announced the following restructuring plans:

•	A reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities closed included an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The decision to reduce our workforce was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed these activities as of December 31, 2009.

•	The closure of our Vancouver, Washington manufacturing facility. The decision to close the facility was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed this closure as of December 31, 2009.

•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for all of these restructurings of approximately $6.0 million, consisting of approximately $2.2 million of severance costs and $3.8 million of facility closure costs. For the year ended December 31, 2010, we incurred charges of approximately $0.4 million in employee related costs and $1.3 million in facility closure costs. We have incurred cumulative restructuring charges of $5.4 million consisting of approximately $2.4 million of severance costs and $3.0 million of facility closure costs as of December 31, 2010.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restructuring liability for the years ended December 31 is as follows (in thousands):

	2010			2009
		Facility Exit			Facility Exit
		and Other			and Other
	Employee	Contractual		Employee	Contractual
	Costs	Costs	Total	Costs	Costs	Total

Balance — Beginning of the year	$337	$1,454	$1,791	$—	$—	$—
Provisions	449	1,281	1,730	1,961	1,690	3,651
Utilizations	(685)	(1,322)	(2,007)	(1,624)	(236)	(1,860)
Currency	—	(51)	(51)	—	—	—

Balance — End of the year	$101	$1,362	$1,463	$337	$1,454	$1,791

9.	Debt

Debt consisted of the following at December 31 (in thousands):

	2010	2009

8.0% senior notes due 2013	$97,810	$97,810
15% second lien term loan ($16,800 principal amount, net of $3,042 and $4,150 as of December 31, 2010 and 2009, respectively, of original issue discount)	13,758	12,650
11%/13% third lien senior secured notes ($42,124 principal amount and $5,463 and $7,797 as of December 31, 2010 and 2009, respectively, of issuance premium)	47,587	49,921
Paid-in-kind interest on 11%/13% third lien senior secured notes	5,832	2,263

	$164,987	$162,644

Future maturities of debt, excluding issuance discount and premium, as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,

2011	—
2012	16,800
2013	145,766
2014	—
2015	—
Thereafter	—

Revolving Credit Facility

In connection with an amendment of a revolving credit facility, bank fees incurred are deferred and amortized over the term of the new arrangement and, if applicable, any outstanding deferred fees are expensed proportionately or in total. In connection with an amendment of our term debt, bank and any third-party fees would be either expensed or deferred and amortized over the term of the agreement based upon whether or not the old and new debt instruments are substantially different. In connection with entering into our revolving credit facility on January 7, 2009, we expensed approximately $0.8 million of fees relating to the prior senior credit agreement. In connection with entering into an amendment to our revolving credit facility on August 4, 2009, we recorded approximately $0.5 million in expense related to the write-off of previously deferred financing fees.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a revolving credit facility (the “revolving credit facility”) with Bank of America, N.A., as agent and lender, which, as amended, provides for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to the revolving credit facility entered into on August 4, 2009), which is subject to an availability block of $10.0 million, until we deliver a compliance certificate for any fiscal quarter ending March 31, 2010 or thereafter demonstrating a fixed charge coverage ratio of at least 1.1 to 1.0 for the most recent four fiscal quarters, at which time the availability block will be $7.5 million at all times while the fixed charge coverage ratio is at least 1.1 to 1.0 and certain borrowing base limitations are met. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

As of December 31, 2010, approximately $2.3 million in deferred fees relating to the revolving credit facility, our 8% senior notes and our third lien notes were outstanding and were being amortized over the life of the agreements.

Under the revolving credit facility, borrowings bear interest at various rates plus a margin based on certain financial ratios. The borrowers’ obligations under the revolving credit facility are secured by a first-priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of the borrowers, as well as 100% of the capital stock of the direct domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. Each of CVG and each other borrower is jointly and severally liable for the obligations under the revolving credit facility and unconditionally guarantees the prompt payment and performance thereof.

Third Amendment to Revolving Credit Facility

On September 7, 2010, we entered into a third amendment (the “Third Amendment”) to the revolving credit facility. Pursuant to the Third Amendment, the applicable margin for borrowings was amended to reduce the applicable margin and include grid pricing based upon the fixed charge coverage ratio for the most recently ended fiscal quarter:

		Domestic Base	LIBOR
Level	Ratio	Rate Loans	Revolver Loans

III	≤ 1.25 to 1.00	2.00%	3.00%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.75%	2.75%
I	≥1.75 to 1.00	1.50%	2.50%

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

In addition, the unused commitment fee was reduced to (i) .875% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .625% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Under the Third Amendment, Permitted Foreign Investments (as defined therein) were increased from $5.0 million annually and $10.0 million during the term of the agreement, to $10.0 million annually and $20.0 million during the term of the agreement, so long as the Domestic Availability (as defined therein) immediately prior to and after such investment is at least $5.0 million. Restricted Investments under Section 10.2.5 was also revised to allow for the investment in our Chinese subsidiary to be in the form of up to 70% Equity (as

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined therein) and 30% intercompany loan, also subject to the annual and lifetime Permitted Foreign Investment limitations.

Pursuant to the Third Amendment, the limitations on other aggregate Investments (as defined therein) not otherwise permitted in the agreement, and other aggregate Debt (as defined therein) not otherwise permitted in the agreement, were increased to $1.5 million and $5.0 million, respectively.

Terms, Covenants and Compliance Status

We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $5.0 million of borrowing availability (after giving effect to the $10.0 million availability block) under the revolving credit facility. If borrowing availability (after giving effect to the $10.0 million availability block) is less than $5.0 million for three consecutive business days or less than $2.5 million on any day, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 for fiscal quarters ending on or after March 31, 2010, and would be required to continue to comply with these requirements until we have borrowing availability (after giving effect to the $10.0 million availability block) of $5.0 million or greater for 60 consecutive days.

Because we had borrowing availability in excess of $5.0 million (after giving effect to the $10.0 million availability block) during the quarter ended December 31, 2010, we were not required to comply with the fixed charge coverage ratio during the quarter ended December 31, 2010.

The revolving credit facility also contains other customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and amend subordinated debt or the indentures governing the third lien notes and the 8% senior notes. In addition, the revolving credit facility contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2010.

The revolving credit facility contains customary events of default, including, without limitation: nonpayment of obligations under the revolving credit facility when due; material inaccuracy of representations and warranties; violation of covenants in the revolving credit facility and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees, denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act (“ERISA”) events; and a change in control of CVG.

The revolving credit facility requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of assets useful in our business.

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the agreement governing the revolving credit facility may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the agreement governing the revolving credit facility for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or generate sufficient cash, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the agreement governing the revolving credit facility, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the revolving credit facility, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the revolving credit facility, we will need to meet our capital requirements using other sources. Due to current economic conditions, alternative sources of liquidity may not be available on acceptable terms if at all. In addition, if we do not comply with the financial and other covenants in the agreement governing the revolving credit facility, the lender could declare an event of default under the revolving credit facility, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the second lien term loan, the third lien notes and the 8% senior notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Second Lien Credit Agreement

Concurrently with the notes exchange described below, on August 4, 2009, we and certain of our domestic subsidiaries entered into a discounted second lien revolving credit facility (the “Second Lien Credit Agreement”) with Credit Suisse, as agent, and certain financial institutions, as lenders, providing for a term loan (the “second lien term loan”) in principal amount of $16.8 million, for proceeds of approximately $13.1 million (representing a discount of approximately 21.9%). We used these proceeds to repay borrowings under the revolving credit facility with Bank of America, N.A., and to pay approximately $3.1 million of transaction fees and expenses relating to the notes exchange described below, the issuance of the units consisting of 11%/13% Third Lien Senior Secured Notes due 2013 and warrants described below, the Second Lien Credit Agreement and the second amendment to the revolving credit agreement.

The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%.

The Second Lien Credit Agreement provides that the second lien term loan is a senior secured obligation of CVG. CVG’s obligations under the Second Lien Credit Agreement are guaranteed by certain of CVG’s domestic subsidiaries (the “guarantors”). The obligations of CVG and CVG’s guarantors under the Second Lien Credit Agreement are secured by a second-priority lien on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of certain of our domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary.

The Second Lien Credit Agreement contains restrictive covenants, including, without limitation: limitations on our ability and the ability of our subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; transfer or dispose of capital stock; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; engage in transactions with affiliates; engage in certain lines of business; enter into sale/leaseback transactions; and amend subordinated debt, the indenture governing the 8% senior notes or the indenture governing the third lien notes. In addition, the Second Lien Credit Agreement contains reporting covenants. We were in compliance with these covenants as of December 31, 2010. The debt covenant in the Second Lien Credit Agreement limits our ability to borrow under the revolving credit facility with Bank of America, N.A, to not more than $27.5 million at any one time, unless we demonstrate compliance with the fixed charge coverage ratio and minimum EBITDA (as defined in the revolving credit facility) covenant contained in the revolving credit facility. The Second Lien Credit Agreement contains events of default, including, without limitation: nonpayment of obligations under the Second Lien Credit Agreement when due; material inaccuracy of representations and warranties; violation of covenants in the Second Lien Credit Agreement and certain other documents executed in connection therewith; default or acceleration of

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements related to debt in excess of $10.0 million; certain events of bankruptcy or insolvency; judgment or decree entered against us or a guarantor for the payment of money in excess of $10.0 million; denial of the validity or enforceability of the second lien loan documents or any guaranty thereunder or failure of the second lien loan documents or any guaranty thereunder to be in full force and effect; and a change in control of CVG. The liens, the security interests and all of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the agent for the revolving credit facility, the collateral agent under the Second Lien Credit Agreement and the collateral agent for the third lien notes and an intercreditor agreement among the collateral agent for the Second Lien Credit Agreement and the collateral agent for the third lien notes (the “Intercreditor Agreements”).

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

11%/13% Third Lien Senior Secured Notes due 2013

The third lien notes were issued pursuant to an indenture, dated as of August 4, 2009 (the “Third Lien Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Associates, as trustee.

Interest is payable on the third lien notes on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the interest payment dates on February 15, 2010 and August 15, 2010, at an annual rate of 13.0%. We paid our February 15, 2011 interest payment in cash, at an annual rate of 11.0%. After February 15, 2011, we will be required to make all interest payments entirely in cash, at an annual rate of 11.0%.

The Third Lien Notes Indenture provides that the third lien notes are senior secured obligations of CVG. Our obligations under the third lien notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the third lien notes are secured by a third-priority lien on substantially all of the tangible and intangible assets of CVG and certain of its domestic subsidiaries, and a pledge of 100% of the capital stock of CVG’s domestic subsidiaries and 65% of the capital stock of each foreign subsidiary directly owned by a domestic subsidiary. The liens, the security interests and all obligations of CVG and the guarantors under the third lien notes are subject in all respects to the terms, provisions, conditions and limitations of the Intercreditor Agreements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Third Lien Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. We were in compliance with these covenants as of December 31, 2010.

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

The indenture governing the 8.0% senior notes contain covenants that limit, among other things, additional indebtedness, issuance of preferred stock, dividends, repurchases of capital stock or subordinated indebtedness, investments, liens, restrictions on the ability of our subsidiaries to pay dividends to us, sales of assets, sale/leaseback transactions, mergers and transactions with affiliates. Upon a change of control, each holder shall have the right to require that we purchase such holder’s securities at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The indenture governing the 8.0% senior notes due 2013 also contains customary events of default. We were in compliance with these covenants as of December 31, 2010.

10.	Intangible Assets

Definite-lived Intangibles

Our definite-lived intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2010
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Trademarks/Tradenames	20 years	$5,655	$(1,807)	$3,848

	December 31, 2009
	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount

Trademarks/Tradenames	20 years	$5,655	$(1,568)	$4,087

The aggregate intangible asset amortization expense, excluding impairment expense, was approximately $0.2 million, $0.4 million and $1.3 million for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2010, is as follows (in thousands):

2011	$240
2012	$240
2013	$240
2014	$240
2015	$240

We performed a recoverability test in the fourth quarter of 2009 of our definite-lived trademarks/tradenames related to Mayflower and Monona based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from the closure of our Norwalk, Ohio facility, the extended decline in production units in the Class 8 market and lower demand in our construction market. Because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $4.1 million related to Mayflower.

During fiscal 2008, we performed a recoverability test of our definite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $14.0 million, which includes $4.4 million relating to C.I.E.B. Kahovec, spol. s r.o. (“C.I.E.B.”) and $9.6 million relating to PEKM Kabeltechnik s.r.o. (“PEKM”). The carrying value of these assets as of December 31, 2008 was $0.

Indefinite-lived Intangibles

We performed our annual impairment test of our indefinite-lived customer relationships during the second quarter of fiscal 2009. As part of this analysis, we determined that our indefinite-lived intangible assets relating to customer relationships with a carrying amount of approximately $26.0 million needed to be written down to their estimated fair value of approximately $19.0 million, resulting in an impairment charge of approximately $7.0 million in the second quarter of fiscal 2009. Based upon the decline in expected revenue growth rates and operating margins used to estimate future cash flow resulting from lower demand in our construction markets, we determined that an impairment indicator existed during the fourth quarter of fiscal 2009. As a result, we performed an interim impairment test and determined that because the carrying value of the Monona customer relationship exceeded the estimated fair value, we recorded an impairment charge of approximately $19.0 million as of December 31, 2009. In connection with these impairments, we no longer have indefinite-lived intangible assets recorded as of December 31, 2009.

During fiscal 2008, our annual indefinite-lived intangible asset impairment analysis was performed during the second quarter and did not result in an impairment charge. However, in response to the substantial changes in the global environment and the decline in our stock price during the fourth quarter of fiscal 2008, we concluded that it was necessary to perform interim impairment testing. In connection with these tests, we estimated the fair value of our indefinite-lived customer relationships and, because the carrying value of those assets exceeded their fair value, we recorded an impairment charge of approximately $48.8 million, which includes $45.9 million relating to Mayflower and $2.9 million relating to Monona. The carrying value of the indefinite-lived intangible was $26.0 million as of December 31, 2008.

Goodwill

We performed our annual goodwill impairment analysis during the second quarter of fiscal 2008, which did not result in an impairment charge. However, in response to the substantial changes in the global economic environment and the decline in our stock price during the fourth quarter of 2008, we determined that it was necessary to perform additional impairment testing. In connection with these tests, we determined that the estimated fair value of our

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit was less than the carrying value of our net assets and recorded a full impairment of goodwill of approximately $144.7 million.

11.	Income Taxes

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2010	2009	2008

Domestic	$(520)	$(71,208)	$(191,758)
Foreign	5,182	(26,626)	(28,970)

Total	$4,662	$(97,834)	$(220,728)

A reconciliation of income taxes computed at the statutory rates to the reported income tax benefit for the years ended December 31 is as follows (in thousands):

	2010	2009	2008

Federal provision at statutory rate	$1,632	$(34,242)	$(77,255)
U.S./foreign tax rate differential	(622)	2,516	5,911
Foreign tax provision	(863)	862	1,479
State taxes, net of federal benefit	(66)	(918)	(3,347)
Tax reserves	(2,178)	2,001	1,168
Change in valuation allowance	1,018	9,844	37,932
Goodwill/intangible impairment	—	—	20,253
Tax credits	(465)	(306)	(1,400)
Share-based compensation	354	—	841
Reduction of prior year’s tax attributes	(160)	4,133	—
Other	(475)	(189)	449

Benefit for income taxes	$(1,825)	$(16,299)	$(13,969)

The benefit for income taxes for the years ended December 31 is as follows (in thousands):

	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	Provision	Provision	Provision	Provision	Provision	Provision	Provision	Provision	Provision

Federal	$(2,329)	$132	$(2,197)	$(10,647)	$1,994	$(8,653)	$(11,275)	$5,011	$(6,264)
State	315	(417)	(102)	(778)	(1,379)	(2,157)	(2,032)	(4,438)	(6,470)
International	218	256	474	(4,874)	(615)	(5,489)	763	(1,998)	(1,235)

Total	$(1,796)	$(29)	$(1,825)	$(16,299)	$—	$(16,299)	$(12,544)	$(1,425)	$(13,969)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2010	2009

Current deferred tax (liabilities) assets:
Accounts receivable	$462	$512
Inventories	2,880	3,096
Warranty costs	1,495	1,820
Foreign exchange contracts	—	1,517
Accrued benefits	5,045	6,227
Other accruals not currently deductible for tax purposes	104	290

	9,986	13,462

Valuation allowance	(9,987)	(13,019)

Net current deferred tax (liabilities) assets	$(1)	$443

Noncurrent deferred tax assets (liabilities):
Amortization and fixed assets	$25,295	$29,565
Pension obligation	4,712	4,892
Net operating loss carryforwards	23,224	2,897
Tax credit carryforwards	1,886	1,938
Stock options	608	1,383
Other accruals not currently available for tax purposes	3,417	1,380

	59,142	42,055

Valuation allowance	(59,112)	(42,498)

Net noncurrent deferred tax assets (liabilities)	$30	$(443)

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.4 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

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

In 2009, we continued to maintain a full valuation allowance against our net deferred tax assets. During 2010, we continued to maintain a full valuation allowance against our net deferred tax assets. Our analysis indicated that we had a cumulative three year historical loss as of December 31, 2010 and 2009. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. If and when our operating performance improves substantially, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we had approximately $53.3 million of foreign, $16.3 million of federal and $82.1 million of state net operating loss carryforwards related to our global operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and our legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2011 and continue through 2030, except for certain tax jurisdictions with no expiration dates.

As of December 31, 2010, we had approximately $1.9 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years. These tax credits will expire beginning in 2021 and continue through 2030.

Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2010. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.

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

We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2006. There is currently one income tax examination in process. We do not anticipate that any adjustments from this examination will result in material changes to our consolidated financial position and results of operations.

As of December 31, 2010, we provided a liability of approximately $0.7 million of unrecognized tax benefits related to various federal and state income tax positions, all of which would impact our effective tax rate, if recognized. As of December 31, 2009, we had provided a liability of approximately $2.9 million of unrecognized tax benefits related to various federal and state income tax positions with approximately $1.9 million that would have impacted our effective rate and $1.0 million that were offset by deferred tax assets.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.3 million accrued for the payment of interest and penalties at December 31, 2010, of which $18 thousand was accrued during the current year. Accrued interest and penalties are included in the $0.7 million of unrecognized tax benefits. As December 31, 2009, we had accrued approximately $1.0 million for the payment of interest and penalties of which $0.3 million was accrued during 2009.

During the current year, we released approximately $2.2 million of tax reserves. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $2 thousand of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2010	2009	2008

Balance — Beginning of the year	$2,879	$2,960	$2,695
Gross increase — tax positions in prior periods	379	2,538	46
Gross decreases — tax positions in prior periods	(2,674)	(2,700)	(92)
Gross increases — current period tax positions	168	395	311
Lapse of statute of limitations	(86)	(314)	—

Balance — End of the year	$666	$2,879	$2,960

12.	Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the company’s chief operating decision maker. Due to the manner in which our chief operating decision maker regularly assesses performance and decides how to allocate resources, we have a single operating segment.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2010		2009		2008
		Long-lived		Long-lived		Long-lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

United States	$468,190	$52,875	$387,444	$56,938	$587,757	$80,244
United Kingdom	55,395	2,375	34,346	1,460	115,674	4,080
All other countries	74,194	4,071	36,779	3,917	60,058	6,068

	$597,779	$59,321	$458,569	$62,315	$763,489	$90,392

Revenues are attributed to geographic locations based on the location of where the product is sold. Included in all other countries are intercompany sales eliminations.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008
	Revenues	%	Revenues	%	Revenues	%

Seats and seating systems	$230,836	39	$142,093	31	$267,005	35
Electronic wire harnesses and panel assemblies	158,993	27	110,182	24	178,192	23
Trim systems and components	96,584	16	75,600	17	108,324	14
Cab structures, sleeper boxes, body panels and structural components	65,016	11	87,503	19	156,431	21
Mirrors, wipers and controls	46,350	7	43,191	9	53,537	7

	$597,779	100	$458,569	100	$763,489	100

13.	Commitments and Contingencies

Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $15.3 million, $16.1 million and $16.9 million in 2010, 2009 and 2008, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2010 under these operating leases are as follows (in thousands):

Year Ending December 31,

2011	$10,628
2012	8,687
2013	6,764
2014	6,255
2015	4,220
Thereafter	12,011

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2010, we had no such guarantees.

Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties and employment-related and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with assurance.

14.	Stockholders’ Deficit

Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share.

In March 2010, we completed a public offering of 4,370,000 shares of common stock at a price of $6.25 per share. Of the total shares sold to the public, 570,000 shares were used to cover over-allotments by the underwriter. The net proceeds of approximately $25.4 million will be used for general corporate and working capital purposes, including the funding of strategic initiatives that we may undertake from time to time.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2010.

Earnings Per Share  — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2010, 2009 and 2008 includes the effects of potential common shares consisting of

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except share and per share amounts):

	2010	2009	2008

Net income (loss) applicable to common stockholders — basic and diluted	$6,487	$(81,535)	$(206,759)

Weighted average number of common shares outstanding	26,247	21,811	21,579
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	747	—	—

Dilutive shares outstanding	26,994	21,811	21,579

Basic earnings (loss) per share	$0.25	$(3.74)	$(9.58)

Diluted earnings (loss) per share	$0.24	$(3.74)	$(9.58)

As of December 31, 2010, diluted earnings per share excludes approximately 470 thousand shares of our nonvested restricted stock as the effect would have been anti-dilutive. As of December 31, 2009, diluted loss per share excludes approximately 443 thousand shares of our nonvested restricted stock, 72 thousand shares of outstanding stock options and 703 thousand warrants as the effect would have been anti-dilutive. As of December 31, 2008, diluted loss per share excludes approximately 198 thousand shares of our nonvested restricted stock as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the agreement governing our revolving credit facility restricts the payment or distribution of our cash or other assets, including cash dividend payments.

Stockholder Rights Plan — In May 2009, our board of directors adopted a Stockholder Rights Plan (“Rights Plan”) intended to protect stockholders from coercive or otherwise unfair takeover tactics.

Under the Rights Plan, with certain exceptions, the rights will become exercisable only if a person or group acquires 20 percent or more of our outstanding common stock or commences a tender or exchange offer that could result in ownership of 20 percent or more of our common stock. The Rights Plan has a term of 10 years and will expire on May 20, 2019, unless the rights are earlier redeemed or terminated by the board of directors. In March 2011, our Board amended our Rights Plan and accelerated the expiration date to March 8, 2011.

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

Each warrant entitles the holder thereof to purchase one share of our common stock at an exercise price of $0.35 per share. The warrants provide for mandatory cashless exercise. The number of shares for which a warrant may be exercised and the exercise price are subject to adjustment in certain events. The warrants are exercisable at any time on or after separation and prior to their expiration on August 4, 2019. All of the units were separated and all of the warrants were exercised as of December 31, 2010.

15.	Share-Based Compensation

We estimate our pre-tax share-based compensation expense to be approximately $3.3 million in 2011 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $2.8 million, $2.8 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In October 2007, 328,900 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in October 2007 vest in three equal annual installments commencing on October 20, 2008. As of December 31, 2010, there was no amount remaining of unearned compensation related to nonvested restricted stock awarded in 2007 under the second amended and restated equity incentive plan.

In November 2008, 798,450 shares of restricted stock were awarded by our compensation committee under our Second Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2008 vest in three equal annual installments commencing on October 20, 2009. As of December 31, 2010, there was approximately $0.2 million of unearned compensation related to nonvested restricted stock awarded in 2008 under the second amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 10 months.

In November 2009, 638,150 shares of restricted stock were awarded by our compensation committee under our Third Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2009 vest in three equal annual installments commencing on October 20, 2010. As of December 31, 2010, there was approximately $1.8 million of unearned compensation related to nonvested restricted stock awarded in 2009 under

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the third amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 22 months.

In November 2010, 404,000 shares of restricted stock were awarded by our compensation committee under our Third Amended and Restated Equity Incentive Plan. The shares of restricted stock granted in November 2010 vest in three equal annual installments commencing on October 20, 2011. As of December 31, 2010, there was approximately $5.5 million of unearned compensation related to nonvested restricted stock awarded in 2010 under the third amended and restated equity incentive plan. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of 34 months.

We used the Black-Scholes option-pricing model to estimate the fair value of equity-based stock option grants with the following weighted-average assumptions:

2004
Stock
Option
Grants

Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36

We currently estimate the forfeiture rate for November 2008, November 2009 and November 2010 restricted stock awards at 8.8%, 8.2%, and 8.2%, respectively, for all participants of each plan.

A summary of the status of our stock options as of December 31, 2010 and changes during the twelve-month period ending December 31, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Stock Options	(000’s)	Price	Life (Years)	Value (000’s)

Outstanding at December 31, 2009	686	$12.68	4.8	$147
Exercised	(204)	5.54	—	—
Forfeited	(5)	15.84	—	—

Outstanding at December 31, 2010	477	$15.69	3.9	$60

Exercisable at December 31, 2010	477	$15.69	3.9	$60

Nonvested, expected to vest at December 31, 2010	—	$—	—	$—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about our nonvested restricted stock grants as of December 31, 2010:

	Nonvested Restricted Stock
		Weighted-
		Average
	Shares	Grant-Date
	(000’s)	Fair Value

Nonvested at December 31, 2009	1,226	$7.60
Granted	404	15.71
Vested	(568)	5.67
Forfeited	(39)	4.61

Nonvested at December 31, 2010	1,023	$9.02

We expect employees to surrender approximately 155 thousand shares of our common stock in connection with the vesting of restricted stock during 2011 to satisfy income tax withholding obligations.

As of December 31, 2010, a total of 293,484 shares were available from the 3.2 million shares authorized for award under our Third Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2010; however, our employees surrendered 154,534 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Third Amended and Restated Equity Incentive Plan.

16.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $0.6 million, $0.2 million and $1.5 million in 2010, 2009 and 2008, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

					Other
					Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2010	2009	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation — Beginning of year	$35,258	$31,583	$38,837	$28,137	$2,330	$2,311
Service cost	227	294	—	—	3	8
Interest cost	1,979	1,907	2,147	1,989	119	126
Participant contributions	—	—	—	—	17	—
Plan amendments	—	—	—	—	(372)	—
Special termination benefits	107	151	—	—	271	339
Benefits paid	(1,501)	(1,290)	(1,397)	(871)	(337)	(506)
Actuarial loss (gain)	1,426	2,613	(326)	6,679	(586)	52
Exchange rate changes	—	—	(1,114)	2,903	—	—

Benefit obligation at end of year	37,496	35,258	38,147	38,837	1,445	2,330
Change in plan assets:
Fair value of plan assets — Beginning of year	22,842	20,295	26,095	21,409	—	—
Actual return on plan assets	2,934	2,973	3,227	2,477	—	—
Employer contributions	1,097	864	880	871	320	506
Participant contributions	—	—	—	—	17	—
Benefits paid	(1,501)	(1,290)	(1,397)	(871)	(337)	(506)
Exchange rate changes	—	—	(748)	2,209	—	—

Fair value of plan assets at end of year	25,372	22,842	28,057	26,095	—	—

Funded status	$(12,124)	$(12,416)	$(10,090)	$(12,742)	$(1,445)	$(2,330)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

					Other
			Non-U.S. Pension		Post-Retirement
	U.S. Pension Plans		Plans		Benefit Plans
	2010	2009	2010	2009	2010	2009

Current liabilities	$—	$—	$—	$—	$315	$573
Noncurrent liabilities	12,124	12,416	10,090	12,742	1,130	1,757

Net amount recognized	$12,124	$12,416	$10,090	$12,742	$1,445	$2,330

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined benefit plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2010	2009	2010	2009

Projected benefit obligation	$37,496	$35,258	$38,147	$38,837
Accumulated benefit obligation	$37,496	$35,258	$38,147	$38,837
Fair value of plan assets	$25,372	$22,842	$28,057	$26,095

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

							Other
							Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$227	$294	$323	$—	$—	$—	$3	$8	$13
Interest cost	1,979	1,907	1,831	2,147	1,989	1,987	119	126	139
Expected return on plan assets	(1,699)	(1,514)	(1,980)	(1,631)	(1,418)	(1,543)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(75)	—	—
Recognized actuarial loss (gain)	103	107	(13)	374	183	192	8	(77)	(63)

Net periodic benefit cost	610	794	161	890	754	636	55	57	89
Special Termination Benefits	107	151	—	—	—	—	(101)	339	—

Net benefit cost	$717	$945	$161	$890	$754	$636	$(46)	$396	$89

The special termination benefits in 2010 and 2009 relate primarily to additional benefits received by employees who elected early retirement.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

							Other
							Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net actuarial loss (gain)	$6,459	$6,372	$5,326	$10,449	$13,123	$6,968	$(580)	$36	$(112)
Prior service (credit)	—	—	—	—	—	—	(298)	—	—

	$6,459	$6,372	$5,326	$10,449	$13,123	$6,968	$(878)	$36	$(112)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	2010	2009	2010	2009	2010	2009

Actuarial loss (gain)	$190	$1,153	$(1,923)	$5,619	$(585)	$52
Amortization of actuarial (gain) loss	(103)	(107)	(374)	(183)	(8)	77
Prior Service credit	—	—	—	—	(372)	—
Amortization of prior service credit	—	—	—	—	75	—

Total recognized in other comprehensive income (loss)	$87	$1,046	$(2,297)	$5,436	$(890)	$129

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

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.31%	5.84%	6.13%	5.70%	5.80%	6.50%	5.31%	5.84%	6.13%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

							Other Post-Retirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.84%	6.13%	6.00%	5.80%	6.50%	5.90%	5.84%	6.13%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	6.50%	6.00%	6.00%	N/A	N/A	N/A

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $2.8 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2011.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our current investment allocation target for our pension plans for 2011 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2010	2009

Equity securities	52%	54%	54%	56%
Debt securities	33	36	36	34
Real estate	15	10	10	10

	100%	100%	100%	100%

The fair values of our pension plan assets for the year ended December 31, 2010, by asset category are as follows (in thousands):

		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Cash and Cash Equivalents	$132	$132	$—	$—
Equities:
U.S. large value	3,679	3,679	—	—
U.S. large growth	3,886	3,886	—	—
U.S. small cap growth	611	—	611	—
U.K. index	6,506	—	6,506	—
International large value	8,408	—	8,408	—
International blend	2,492	—	2,492	—
International growth	2,934	2,934	—	—
Balanced	2,695	—	2,695	—
Fixed income securities:
Government bonds	3,075	—	3,075	—
Corporate bonds	13,448	—	13,448	—
Real Estate:
U.S. property	3,472	—	—	3,472
U.K. property	2,091	—	—	2,091

Total pension fund assets	$53,429	$10,631	$37,235	$5,563

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our pension plan assets for the year ended December 31, 2009, by asset category are as follows (in thousands):

		Quoted Prices in
		Active Markets for	Significant	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Equities:
U.S. large value	$3,560	$3,560	$—	$—
U.S. large growth	3,677	3,677	—	—
U.S. small cap growth	524	—	524	—
U.K. index	6,432	—	6,432	—
International large value	9,573	—	9,573	—
International growth	2,949	2,949	—	—
Balanced	2,618	—	2,618	—
Fixed income securities:
Government bonds	2,697	—	2,697	—
Corporate bonds	12,490	—	12,490	—
Real Estate:
U.S. property	2,435	—	—	2,435
U.K. property	1,982	—	—	1,982

Total pension fund assets	$48,937	$10,186	$34,334	$4,417

Subsequent to the issuance of the 2009 financial statements, we determined that pension assets previously presented in the Level 1 category should have been presented in the Level 2 or Level 3 category based on the inputs used to value the securities. Accordingly, the 2009 presentation of pension assets has been corrected in the table above and in the Level 3 table below . The impact to the 2009 disclosure was to decrease Level 1 assets by $36.3 million and increase Level 2 and Level 3 assets by $34.3 million and $2.0 million, respectively. The correction had no impact on investment values reported in 2009 and had no affect on the 2009 consolidated balance sheet, statement of operations or statement of cash flows.

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2010	2009

Beginning balance	$4,417	$5,456
Actual return on plan assets:
Relating to assets held at reporting date	571	(1,216)
Purchases, sales and settlements, net	633	(19)
Foreign currency translation adjustment	(58)	196

Ending balance	$5,563	$4,417

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually to 5.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2010 other post-retirement benefit results (in thousands):

	1 Percentage	1 Percentage
	Point Increase	Point Decrease

Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$11	$(11)
Other post-retirement benefit liability	$60	$(55)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

		Other Post-
		Retirement
Year	Pension Plans	Benefit Plans

2011	$2,917	$315
2012	$2,913	$262
2013	$3,226	$186
2014	$3,431	$163
2015	$3,571	$115
2016 to 2020	$22,185	$423

17.	Related Party Transactions

We entered into the following related party transactions during the three years ended December 31, 2010:

In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of the Company’s freight and logistics program, as well as administer its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Scott D. Rued, who served as Chairman of our Board of Directors from April 2002 to March 2010 and as a director from February 2001 to November 2010, is Chairman of the Board of RRTS and Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the years ended December 31, 2010, 2009 and 2008, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.6 million, $0.6 million and $0.3 million of fees for services, respectively. These fees represented less than 1.0%, less than 2.0% and less than 1.0% of GTS/RRTS’ revenues for 2010, 2009 and 2008, respectively.

18.	Consolidating Guarantor and Non-Guarantor Financial Information

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash	$31,473	$27	$11,091	$—	$42,591
Accounts receivable, net	220	63,172	27,708	1	91,101
Intercompany receivable	46,102	942	—	(47,044)	—
Inventories	—	38,284	28,340	(2)	66,622
Prepaid expenses and other, net	—	6,490	4,659	(40)	11,109

Total current assets	77,795	108,915	71,798	(47,085)	211,423
PROPERTY, PLANT AND EQUIPMENT, net	—	52,875	6,446	—	59,321
EQUITY INVESTMENT IN SUBSIDIARIES	91,238	9,559	—	(100,797)	—
INTANGIBLE ASSETS, net	—	3,848	—	—	3,848
OTHER ASSETS, net	2,600	8,986	28	1	11,615

TOTAL ASSETS	$171,633	$184,183	$78,272	$(147,881)	$286,207

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$—	$37,657	$23,559	$—	$61,216
Intercompany payable	—	34,359	12,685	(47,044)	—
Accrued liabilities	6,092	19,931	8,147	(40)	34,130

Total current liabilities	6,092	91,947	44,391	(47,084)	95,346
LONG-TERM DEBT	164,987	—	—	—	164,987
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,253	10,090	—	23,343
OTHER LONG-TERM LIABILITIES	666	911	1,066	—	2,643

Total liabilities	171,745	106,111	55,547	(47,084)	286,319
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(112)	78,072	22,725	(100,797)	(112)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$171,633	$184,183	$78,272	$(147,881)	$286,207

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$452,065	$183,792	$(38,078)	$597,779
COST OF REVENUES	—	396,969	164,091	(38,078)	522,982

Gross Profit	—	55,096	19,701	—	74,797
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	42,435	13,676	—	56,111
AMORTIZATION EXPENSE	—	240	—	—	240
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(8,214)	(502)	—	8,716	—
RESTRUCTURING COSTS	—	1,730	—	—	1,730

Operating Income	8,214	11,193	6,025	(8,716)	16,716
OTHER EXPENSE (INCOME)	633	—	(5,413)	—	(4,780)
INTEREST EXPENSE	1,514	15,148	172	—	16,834

Income Before Benefit for Income Taxes	6,067	(3,955)	11,266	(8,716)	4,662
BENEFIT FOR INCOME TAXES	(420)	(615)	(790)	—	(1,825)

NET INCOME	$6,487	$(3,340)	$12,056	$(8,716)	$6,487

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$558	$12,714	$4,291	$—	$17,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(8,096)	(2,005)	—	(10,101)
Proceeds from disposal/sale of property plant and equipment	—	83	19	—	102
Long-term supply contracts, other	—	44	—	—	44

Net cash used in investing activities	—	(7,969)	(1,986)	—	(9,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,359	—	—	—	25,359
Proceeds from issuance of common stock under equity incentive plans	1,132	—	—	—	1,132
Purchases of treasury stock from equity incentive plans	(1,761)	—	—	—	(1,761)
Change in intercompany receivables/payables	6,176	(4,755)	(1,421)	—	—

Net cash provided by (used in) financing activities	30,906	(4,755)	(1,421)	—	24,730

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(1)	730	—	729

NET INCREASE (DECREASE) IN CASH	31,464	(11)	1,614	—	33,067
CASH:
Beginning of period	9	38	9,477	—	9,524

End of period	$31,473	$27	$11,091	$—	$42,591

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
As of December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash	$9	$38	$9,477	$—	$9,524
Accounts receivable, net	218	57,680	16,165	—	74,063
Intercompany receivable	48,709	9,853	—	(58,562)	—
Inventories	—	34,425	23,626	—	58,051
Prepaid expenses and other, net	570	16,812	9,461	(62)	26,781

Total current assets	49,506	118,808	58,729	(58,624)	168,419
PROPERTY, PLANT AND EQUIPMENT, net	—	56,938	5,377	—	62,315
EQUITY INVESTMENT IN SUBSIDIARIES	76,573	8,940	—	(85,513)	—
INTANGIBLE ASSETS, net	—	4,087	—	—	4,087
OTHER ASSETS, net	6,206	9,413	67	2	15,688

TOTAL ASSETS	$132,285	$198,186	$64,173	$(144,135)	$250,509

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	42,638	17,017	2	59,657
Intercompany payable	—	44,456	14,106	(58,562)	—
Accrued liabilities	4,057	18,919	9,999	2	32,977

Total current liabilities	4,057	106,013	41,122	(58,558)	92,634
LONG-TERM DEBT	162,644	—	—	—	162,644

PENSION AND OTHER POST-RETIREMENT BENEFITS	—	14,173	12,742	—	26,915
OTHER LONG-TERM LIABILITIES	3,349	294	2,502	(64)	6,081

Total liabilities	170,050	120,480	56,366	(58,622)	288,274
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(37,765)	77,706	7,807	(85,513)	(37,765)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$132,285	$198,186	$64,173	$(144,135)	$250,509

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$374,803	$108,336	$(24,570)	$458,569
COST OF REVENUES	—	360,582	112,900	(24,570)	448,912

Gross Profit (Loss)	—	14,221	(4,564)	—	9,657
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	33,758	14,116	—	47,874
AMORTIZATION EXPENSE	—	389	—	—	389
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	30,135	—	—	30,135
LONG-LIVED ASSET IMPAIRMENT	—	13,058	4,214	—	17,272
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	85,889	(296)	—	(85,593)	—
RESTRUCTURING COSTS	—	1,104	2,547	—	3,651

Operating Loss	(85,889)	(63,927)	(25,441)	85,593	(89,664)
OTHER EXPENSE (INCOME)	—	14	(11,133)	—	(11,119)
INTEREST EXPENSE	795	13,981	357	—	15,133
LOSS ON EARLY EXTINGUISHMENT OF DEBT	1,254	—	—	—	1,254
LOSS ON DEBT MODIFICATION	2,902	—	—	—	2,902

Loss Before (Benefit) Provision for Income Taxes	(90,840)	(77,922)	(14,665)	85,593	(97,834)
(BENEFIT) PROVISION FOR INCOME TAXES	(9,305)	(11,576)	4,582	—	(16,299)

NET LOSS	$(81,535)	$(66,346)	$(19,247)	$85,593	$(81,535)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(128)	$22,231	$(3,999)	$77	$18,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,129)	(1,476)	—	(5,605)
Proceeds from disposal/sale of property plant and equipment	—	15	39	—	54
Long-term supply contracts, other	—	(2,194)	—	—	(2,194)

Net cash used in investing activities	—	(6,308)	(1,437)	—	(7,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	4	—	—	—	4
Purchases of treasury stock from equity incentive plans	(635)	—	—	—	(635)
Excess tax benefit from equity incentive plans	51	—	—	—	51
Repayment of revolving credit facility	(27,013)	—	—	—	(27,013)
Borrowings under revolving credit facility	12,213	—	—	—	12,213
Borrowings of long-term debt	13,121	—	—	—	13,121
Payments on capital lease obligations	—	(81)	(13)	—	(94)
Change in intercompany receivables/payables	5,649	(15,850)	10,278	(77)	—
Debt issuance costs and other, net	(3,263)	—	—	—	(3,263)

Net cash provided by (used in) financing activities	127	(15,931)	10,265	(77)	(5,616)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	1	(1)	(2,606)	—	(2,606)

NET (DECREASE) INCREASE IN CASH	—	(9)	2,223	—	2,214
CASH:
Beginning of period	9	47	7,254	—	7,310

End of period	$9	$38	$9,477	$—	$9,524

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

REVENUES	$—	$568,908	$226,227	$(31,646)	$763,489
COST OF REVENUES	—	521,113	199,817	(31,646)	689,284

Gross Profit	—	47,795	26,410	—	74,205
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	43,161	19,603	—	62,764
GAIN ON SALE OF LONG-LIVED ASSETS	—	(6,075)	—	—	(6,075)
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	162,225	45,306	—	207,531
AMORTIZATION EXPENSE	—	414	965	—	1,379
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	198,520	(220)	—	(198,300)	—

Operating Loss	(198,520)	(151,710)	(39,464)	198,300	(191,394)
OTHER EXPENSE	—	159	13,786	—	13,945
INTEREST EXPENSE	589	14,215	585	—	15,389

Loss Before Provision (Benefit) for Income Taxes	(199,109)	(166,084)	(53,835)	198,300	(220,728)
PROVISION (BENEFIT) FOR INCOME TAXES	7,650	(19,092)	(2,527)	—	(13,969)

NET LOSS	$(206,759)	$(146,992)	$(51,308)	$198,300	$(206,759)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,093	$(3,468)	$7,515	$603	$9,743

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of property, plant and equipment	—	(9,460)	(2,650)	—	(12,110)
Proceeds from disposal/sale of property, plant and equipment	—	7,449	19	—	7,468
Post-acquisition payments and acquisition payments, net	—	(139)	(3,668)	—	(3,807)
Long-term supply contracts, other	—	(1,685)	—	—	(1,685)

Net cash used in investing activities	—	(3,835)	(6,299)	—	(10,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock from employees	(41)	—	—	—	(41)
Excess tax benefit from equity incentive plans	(355)	—	—	—	(355)
Repayment of revolving credit facility	(210,966)	—	—	—	(210,966)
Borrowings under revolving credit facility	216,535	—	—	—	216,535
Payments on capital lease obligations	—	(116)	(14)	—	(130)
Change in intercompany receivables/payables	(5,007)	6,793	(1,183)	(603)	—

Net cash provided by (used in) financing activities	166	6,677	(1,197)	(603)	5,043

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(5,925)	(2)	(1,282)	—	(7,209)

NET DECREASE IN CASH	(666)	(628)	(1,263)	—	(2,557)
CASH:
Beginning of period	675	675	8,517	—	9,867

End of period	$9	$47	$7,254	$—	$7,310

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2010 and 2009 (in thousands, except per share amounts):

			Operating		Basic	Diluted
		Gross Profit	Income	Net Income	Earnings (Loss)	Earnings (Loss)
	Revenues	(Loss)	(Loss)	(Loss)	Per Share	Per Share(1)

2010:
First	$146,407	$16,892	$3,621	$676	$0.03	$0.03
Second(2)	$142,349	$17,756	$2,618	$693	$0.03	$0.02
Third(3)	$150,950	$19,864	$5,109	$1,142	$0.04	$0.04
Fourth(4)	$158,073	$20,285	$5,368	$3,976	$0.14	$0.14
2009:
First	$108,530	$(3,249)	$(18,401)	$(19,404)	$(0.89)	$(0.89)
Second(5)	$103,503	$(1,089)	$(22,232)	$(22,513)	$(1.04)	$(1.04)
Third	$110,811	$3,612	$(7,784)	$(15,882)	$(0.73)	$(0.73)
Fourth(6)	$135,725	$10,383	$(41,247)	$(23,736)	$(1.08)	$(1.08)

(1)	See Note 14 for discussion on the computation of diluted shares outstanding.

(2)	We recorded approximately $1.4 million of restructuring charges in the second quarter of 2010.

(3)	We recorded approximately $0.2 million of restructuring charges in the third quarter of 2010.

(4)	We recorded approximately $0.1 million of restructuring charges in the fourth quarter of 2010.

(5)	We recorded approximately $2.0 million of restructuring charges and approximately $10.4 million of impairment charges relating to our intangible and long-lived assets in the second quarter of 2009.

(6)	We recorded approximately $1.7 million of restructuring charges and approximately $37.0 million of impairment charges relating to our intangible and long-lived assets in the fourth quarter of 2009.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

20.	Subsequent Events.

On January 31, 2011, we acquired substantially all of the assets of Bostrom Seating, Inc. (“Bostrom”), a seat supplier to the North American heavy truck, aftermarket, bus and specialty vehicle markets. Bostrom has one owned manufacturing facility in Piedmont, Alabama which employs approximately 135 associates and an engineering office in Wixom, Michigan. Total cash consideration for the transaction was approximately $8.8 million.

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

Based on their evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Such internal control includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn Mervin Dunn Chief Executive Officer	/s/ Chad M. Utrup Chad M. Utrup Chief Financial Officer

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Commercial Vehicle Group, Inc.

We have audited the internal control over financial reporting of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Columbus, Ohio
March 15, 2011

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of March 8, 2011:

Name	Age	Principal Position(s)

Richard A. Snell	69	Chairman and Director
Mervin Dunn	57	President, Chief Executive Officer and Director
Scott C. Arves	54	Director
David R. Bovee	61	Director
Robert C. Griffin	63	Director
S.A. Johnson	70	Director
John W. Kessler	75	Director

The following biographies describe the business experience of our directors:

Scott C. Arves has served as a Director since July 2005. Since January 2007, Mr. Arves has served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006. Mr. Arves brings nearly 32 years of transportation experience to his role as Director, including 18 years of P & L experience and 15 years as a Division President or Chief Executive Officer.

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

Robert C. Griffin has served as a Director since July 2005. His career spans over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of Sunair Services Corporation from February 2008 until its sale in December 2009 as a member of their Audit Committee and Chairman of their Special Committee. Mr. Griffin currently serves as a Director of Builders FirstSource, Inc. where he is Chairman of the Audit Committee and was Chairman of their Special Committee in 2009. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

S.A. (“Tony”) Johnson has served as a Director since September 2000. Mr. Johnson served as the Chairman of Hidden Creek from May 2001 to May 2004 and from 1989 to May 2001 was its President and Chief Executive Officer. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. Prior to 2005, Mr. Johnson served as a Director of Saleen, Inc. and Dura Automotive. Mr. Johnson served as a Director of Tower Automotive from 1993 to 2007 and from 2004 to 2010 as a Director of Cooper-Standard Automotive, Inc. Mr. Johnson brings more than 30 years of executive experience to his role on the Board, including his current position as a Managing Partner of OG Partners, a private industrial management company where he has served since 2004.

John W. Kessler has served as a Director since August 2008. Mr. Kessler has been the owner of the John W. Kessler Company, a real estate development company, since 1972 and Chairman of The New Albany Company, a real estate development company, since 1988. Mr. Kessler is a past chairman of The Ohio State University Board of Trustees, the Ohio Public Works Commission, the Columbus Museum of Art, the United Way of Central Ohio and the Greater Columbus Chamber of Commerce. Mr. Kessler served as a Director of JP Morgan Chase & Co. from 1986 to 2006. Mr. Kessler currently sits on the Board of Directors of Abercrombie & Fitch Co., where he serves as the Executive Committee Chairman and previously served as a member of the Compensation Committee and the Nominating and Board Governance Committee. Mr. Kessler brings a diverse governance background to CVG, having served on a number of Boards spanning several industries including retail, service, education and non-profit.

Richard A. Snell has served as a Director since August 2004 and as Chairman since March 2010. He has served as Chairman and Chief Executive Officer of Qualitor, Inc. since May 2005 and as an Operating Partner at Thayer Hidden Creek (“Thayer”) since 2003. Mr. Snell served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, where he served from 1996 to 2000, and as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer, where he was employed from 1987 to 1996. Mr. Snell currently serves as a Director of Schneider National, Inc., a multi-national trucking company, and as a member of their Compensation and Governance Committees. In 2001, subsequent to Mr. Snell’s resignation, Federal-Mogul filed a voluntary petition for reorganization under the federal bankruptcy laws. Mr. Snell offers significant relevant senior leadership experience from his roles at Federal-Mogul and Tenneco Automotive.

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

“Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2011 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2010 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2011 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2010:

				Number of
			Weighted-Average	Securities
	Number of Securities to be		Exercise Price of	Remaining Available
	Issued upon Exercise of		Outstanding	for Future Issuance
	Outstanding Options,		Options, Warrants	Under Equity
	Warrants and Rights		and Rights	Compensation Plans

Equity compensation plans approved by security holders:
Third Amended and Restated Equity Incentive Plan	470,351	(1)	$15.84	293,484
Management Stock Option Plan	6,793		$5.54	—
Equity compensation plans not approved by stockholders	—		—	—

Total	477,144		$15.69	293,484

(1)	Includes options granted under our Third Amended and Restated Equity Incentive Plan. Does not include 2,161,900 shares of restricted stock granted under our Third Amended and Restated Equity Incentive Plan, of which 1,226,519 shares had not vested as of December 31, 2010.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2011 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 6 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Corporation and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010, 2009 and 2008

Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2010	2009	2008

Balance — Beginning of the year	$1,812	$3,419	$3,758
Provisions	4,278	2,678	4,772
Utilizations	(3,405)	(4,280)	(4,852)
Currency translation adjustment	32	(5)	(259)

Balance — End of the year	$2,717	$1,812	$3,419

Additional Purchase Liabilities Recorded in Conjunction with Acquisitions:

The transactions in the purchase liabilities account recorded in conjunction with acquisitions for the years ended December 31 were as follows (in thousands):

	2010	2009	2008

Balance — Beginning of the year	$—	$—	$106
Provisions	—	—	—
Utilizations	—	—	(106)

Balance — End of the year	$—	$—	$—

Restructuring Liability:

The transactions in the restructuring liability account for the years ended December 31 were as follows (in thousands):

	2010	2009	2008

Balance — Beginning of the year	$1,791	$—	$646
Provisions	1,730	3,651	(206)
Utilizations	(2,007)	(1,860)	(440)
Translation	(51)	—	—

Balance — End of the year	$1,463	$1,791	$—

Valuation Allowance:

The transactions in the valuation allowance for deferred taxes for the years ended December 31 were as follows (in thousands):

	2010	2009	2008

Balance — Beginning of the year	$55,517	$44,553	$1,289
Provisions	13,582	10,964	43,264
Utilizations	—	—	—

Balance — End of the year	$69,099	$55,517	$44,553

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.		Description

2.1		Agreement of Purchase and Sale, dated February 7, 2004, by and among, CVG Acquisition LLC, Mayflower Vehicle Systems, Inc., Mayflower Vehicle Systems Michigan, Inc., Wayne Stamping and Assembly LLC and Wayne-Orrville Investments LLC (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
2.2		Stock Purchase Agreement, dated as of June 3, 2005, by and between Monona Holdings LLC and Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on June 8, 2005).
2.3		Stock Purchase Agreement, dated as of August 8, 2005, by and between Trim Systems, Inc., Cabarrus Plastics, Inc. and the Shareholders listed therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
2	.4**	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc.
3.1		Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.2		Amended and Restated By-laws of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
3.3		Certificate of Designations of Series A Preferred Stock (included as Exhibit A to the Rights Agreement incorporated by reference to Exhibit 4.8) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009.
4.1		Indenture, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.2		Supplemental Indenture, dated as of August 10, 2005, by and among the Company, Cabarrus Plastics, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890) filed on August 12, 2005).
4.3		Supplemental Indenture, dated as of November 10, 2006, among the Company, CVG European Holdings, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 13, 2007).

Exhibit No.		Description

4.4		Supplemental Indenture, dated as of November 28, 2007, among the Company, CVG Oregon, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference in the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
4.5		Supplemental Indenture, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc., CVG CS LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.
4.6		Supplemental Indenture, dated as of January 27, 2011, by and among Commercial Vehicle Group, Inc., CVG Alabama LLC, the subsidiary guarantors party thereto and U.S. Bank National Association.
4.7		Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.8		Form of senior note (attached as exhibit to Exhibit 4.1) (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).
4.9		Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).
4.10		Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).
4.11		Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).
4.12		Commercial Vehicle Group, Inc. Amendment No. 1 to Rights Agreement, dated as of March 9, 2011, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2011).
4.13		Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708)).
4.14		Indenture, dated as of August 4, 2009, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
4.15		Security Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and U.S. Bank National Association, as third lien collateral agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
4.16		Warrant and Unit Agreement, dated as of August 4, 2009, by and between the Company and U.S. Bank National Association, as warrant agent and unit agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.1		Loan and Security Agreement, dated January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009).
10.2		Amendment No. 1, dated as of March 12, 2009, to Loan and Security Agreement, dated as of January 7, 2009, by and among Commercial Vehicle Group, Inc. and certain of its direct and indirect U.S. subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 12, 2009).
10	.3*	Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 18, 2009).
10.4		Exchange Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and certain holders of the Company’s 8% Senior Notes due 2013 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).

Exhibit No.		Description

10.5		Consent and Amendment No. 2, dated as of August 4, 2009, to Loan and Security Agreement, dated as of January 7, 2009, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.6		Amendment No. 3, dated as of September 7, 2010, to Loan and Security Agreement, dated as of January 7, 2009, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 7, 2010).
10.7		Loan and Security Agreement, dated as of August 4, 2009, by and among the Company, as borrower, certain of the Company’s subsidiaries, as guarantors, the financial institutions party to thereto, as lenders, and Credit Suisse, as agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.8		Intercreditor Agreement, dated as of August 4, 2009, by and among the Company , certain of the Company’s subsidiaries, Bank of America, N.A., as first lien administrative and collateral agent under the First Lien Credit Agreement, Credit Suisse, as second lien administrative and collateral agent under the Second Lien Credit Agreement and U.S. Bank National Association, as trustee and third lien collateral agent under the Third Lien Notes Indenture (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10.9		Intercreditor Agreement, dated as of August 4, 2009, by and among the Company, certain of the Company’s subsidiaries, Credit Suisse, as second lien administrative and collateral agent under the Second Lien Credit Agreement and U.S. Bank National Association, as trustee and third lien collateral agent under the Third Lien Notes Indenture (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).
10	.10*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.11*	Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10	.12*	Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).
10.13		Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.14		Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).
10.15		Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21,2004).
10.16		Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).
10	.17*	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).
10	.18*	Commercial Vehicle Group, Inc. 2008 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 25, 2008).
10	.19*	First Amendment to Commercial Vehicle Group, Inc. 2008 Bonus Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.20*	Commercial Vehicle Group, Inc. 2010 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 11, 2010).

Exhibit No.		Description

10	.21*	Commercial Vehicle Group, Inc. 2011 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on February 28, 2011).
10	.22*	Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.23*	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).
10	.24*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).
10	.25*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.26*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.27*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).
10	.28*	Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006.
10	.29*	Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.30*	Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).
10	.31*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Mervin Dunn (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.32*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Gerald L. Armstrong (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.33*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Chad M. Utrup (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.34*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.35*	First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with James F. Williams (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).
10	.36*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009). .
10.37		Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

Exhibit No.		Description

10	.38*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).
12.1		Computation of ratio of earnings to fixed charges.
21.1		Subsidiaries of Commercial Vehicle Group, Inc.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification by Mervin Dunn, President and Chief Executive Officer.
31.2		Certification by Chad M. Utrup, Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

**	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

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

Date: March 15, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. SNELL Richard A. Snell	Chairman and Director	March 15, 2011

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2011

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 15, 2011

/s/ DAVID R. BOVEE David R. Bovee	Director	March 15, 2011

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 15, 2011

/s/ S.A. JOHNSON S.A. Johnson	Director	March 15, 2011

/s/ JOHN W. KESSLER John W. Kessler	Director	March 15, 2011

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011