Form 10-Q
period 2011-03-31
Commercial Vehicle Group, Inc.
filed 2011-05-06
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2011 was 28,780,198 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
Certification of CEO
Certification of CFO
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
REVENUES	$182,509	$146,407
COST OF REVENUES	157,793	129,515

Gross Profit	24,716	16,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,194	13,211
AMORTIZATION EXPENSE	96	60
RESTRUCTURING COSTS	310	—

Operating Income	8,116	3,621
OTHER EXPENSE (INCOME)	6	(1,459)
INTEREST EXPENSE	3,981	4,514

Income Before Provision (Benefit) for Income Taxes	4,129	566
PROVISION (BENEFIT) FOR INCOME TAXES	852	(110)

NET INCOME	$3,277	$676

INCOME PER COMMON SHARE:
Basic	$0.12	$0.03

Diluted	$0.12	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,765	22,898

Diluted	28,186	23,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash	$18,492	$42,591
Accounts receivable, net of reserve for doubtful accounts of $4,347 and $2,717, respectfully	121,016	91,101
Inventories	69,929	66,622
Prepaid expenses and other, net	14,489	11,109

Total current assets	223,926	211,423

PROPERTY, PLANT AND EQUIPMENT, net	64,703	59,321
INTANGIBLE ASSETS, net of accumulated amortization of $2,340 and $2,245, respectfully	6,960	3,848
OTHER ASSETS, net	11,016	11,615

TOTAL ASSETS	$306,605	$286,207

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$78,549	$61,216
Accrued liabilities	31,972	34,130

Total current liabilities	110,521	95,346

LONG-TERM DEBT	164,718	164,987
PENSION AND OTHER POST-RETIREMENT BENEFITS	22,802	23,343
OTHER LONG-TERM LIABILITIES	2,771	2,643

Total liabilities	300,812	286,319

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ INVESTMENT (DEFICIT):
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 30,000,000 shares authorized; 27,766,024 and 27,756,759 shares issued and outstanding, respectively	280	280
Treasury stock purchased from employees; 285,208 shares, respectively	(2,851)	(2,851)
Additional paid-in capital	216,333	215,491
Retained loss	(190,082)	(193,359)
Accumulated other comprehensive loss	(17,887)	(19,673)

Total stockholders’ investment (deficit)	5,793	(112)

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)	$306,605	$286,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,277	$676

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,901	3,361
Noncash amortization of debt financing costs	379	379
Amortization of bond discount/premium, net	(269)	(333)
Paid-in-kind interest	—	1,429
Pension plan contributions	(821)	(576)
Shared-based compensation expense	842	647
Loss (gain) on sale of assets	6	(13)
Noncash gain on forward exchange contracts	—	(1,068)
Change in other operating items	(18,983)	(14,208)

Net cash used in operating activities	(12,668)	(9,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,020)	(718)
Proceeds from disposal/sale of property plant and equipment	7	22
Payments for acquisitions, net of cash received	(8,785)	—
Other assets and liabilities	—	(285)

Net cash used in investing activities	(11,798)	(981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	25,358

Net cash provided by financing activities	—	25,358

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	367	1,119

NET (DECREASE) INCREASE IN CASH	(24,099)	15,790
CASH:
Beginning of period	42,591	9,524

End of period	$18,492	$25,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,283	$4,777

Cash received for income taxes, net	$(114)	$(255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries (“CVG”, “Company” or “we”) design and manufacture seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction, military, bus, agriculture and specialty transportation markets. We have facilities located in the United States in Alabama, Arizona, Indiana, Illinois, Iowa, North Carolina, Ohio, Oregon, Tennessee, Virginia and Washington and outside of the United States in Australia, Belgium, China, Czech Republic, Mexico, Ukraine and the United Kingdom.
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2010 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 15, 2011. Unless otherwise indicated, all amounts are in thousands except per share amounts.
Revenues and operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
As of March 31, 2011, there were no new standards applicable to us that have not yet been adopted.
3. Business Combinations
On January 28, 2011, we acquired all of the assets and certain liabilities related to Bostrom Seating, Inc. (“Bostrom”) for cash consideration of approximately $8.8 million (the “Bostrom acquisition”). Bostrom is a seat supplier to the North American heavy truck, aftermarket, bus and specialty vehicle markets. Bostrom has one owned manufacturing facility in Piedmont, Alabama. The acquisition of Bostrom further expands our North American presence in certain key end markets and enhances our overall aftermarket position. The operating results of Bostrom have been included in our consolidated financial statements since the date of acquisition. From the date of acquisition through March 31, 2011, Bostrom recorded revenues of approximately $5.6 million and an operating loss of $0.1 million. Acquisition related expenses of approximately $0.4 million were incurred during the three months ended March 31, 2011 and have been recorded as selling, general and administrative expenses on our consolidated statements of operations.
On a pro forma basis had the Bostrom acquisition been included in our consolidated financial statements for the three-months ended March 31, 2011, our revenues would have been approximately $2.3 million higher and operating income would have been approximately $0.2 million lower.
The Bostrom acquisition was accounted for by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Bostrom based upon their respective fair values. The purchase price and costs associated with the Bostrom acquisition exceeded the preliminary fair value of the net assets acquired by approximately $3.2 million. In connection with the allocation of the purchase price, we recorded definite-lived intangible assets of approximately $3.2 million as shown in the following table (in thousands):

Purchase price (cash consideration)	$8,785
Net assets at fair value	5,578

Excess of purchase price over net assets acquired	$3,207

The preliminary purchase price allocation as of March 31, 2011 was as follows (in thousands):

Cash	$—
Accounts receivable	3,898
Inventories	2,274
Other current assets	4
Property, plant and equipment, net	4,960
Definite-lived intangible assets	3,207
Current liabilities	(5,558)

Net assets acquired	8,785
Less: Cash received	—

Contract purchase price	$8,785

The following pro forma information for the three months ended March 31, 2011 and 2010 presents the result of operations as if the acquisition of Bostrom had taken place at the beginning of the periods. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisition taken place at the beginning of the periods. In addition, the pro forma results are not necessarily indicative of the future financial or operating results (in thousands, except per share data):

	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$184,819	$152,439
Operating income	$8,001	$3,171
Net income	$3,163	$216

Earnings Per Share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01
4. Fair Value Measurement
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of interest cost associated with such instruments.
The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$164,718	$173,155	$164,987	$159,376
The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities. Based on these inputs, our long-term debt is classified as Level 2.
5. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 30,000,000 shares of common stock with a par value of $0.01 per share, with 28,780,198 shares outstanding as of March 31, 2011.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2011.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2011 and 2010 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income applicable to common stockholders — basic and diluted	$3,277	$676

Weighted average number of common shares outstanding	27,765	22,898
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	421	936

Dilutive shares outstanding	28,186	23,834
Basic income per share	$0.12	$0.03

Diluted income per share	$0.12	$0.03

For the three months ended March 31, 2011, diluted earnings per share did not include approximately 0.5 million outstanding stock options, as the effect would have been antidilutive. For the three months ended March 31, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options and approximately 0.1 million non-vested restricted stock, as the effect would have been antidilutive.
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
Under the Rights Plan, with certain exceptions, the rights will become exercisable only if a person or group acquires 20 percent or more of our outstanding common stock or commences a tender or exchange offer that could result in ownership of 20 percent or more of our common stock. The Rights Plan had a term of 10 years and would have expired on May 20, 2019, unless the rights were earlier redeemed or terminated by the board of directors. In March 2011, the board of directors amended our Rights Plan and accelerated the expiration date to March 8, 2011.
6. Share-Based Compensation
Restricted Stock Awards — Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. The following table summarizes information about restricted stock grants as of March 31, 2011:

		Estimated
		Forfeiture
Grant	Shares	Rate	Vesting Schedule
November 2008	798,450	8.8%	3 equal annual installments commencing on October 20, 2009
November 2009	638,150	8.2%	3 equal annual installments commencing on October 20, 2010
November 2010	404,000	8.2%	3 equal annual installments commencing on October 20, 2011
As of March 31, 2011, there was approximately $6.7 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months for the November 2008 awards, 19 months for the November 2009 awards and 31 months for the November 2010 awards, respectively.
The following table summarizes information about the non-vested restricted stock grants as of March 31, 2011:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2010	1,023	$9.02
Granted	—	—
Vested	(9)	2.44
Forfeited	—	—

Nonvested at March 31, 2011	1,014	$9.02

As of March 31, 2011, 293,484 shares of the 3.2 million shares authorized for issuance were available for issuance under the Third Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$44,059	$46,194
Work in process	14,948	12,477
Finished goods	17,395	13,727
Less excess and obsolete	(6,473)	(5,776)

	$69,929	$66,622

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
Our intangible assets were comprised of the following (in thousands):

	March 31, 2011				December 31, 2010
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Trademarks/Tradenames	22 years	$8,862	$(1,902)	$6,960	20 years	$5,655	$(1,807)	$3,848
We recorded approximately $3.2 million in definite-lived intangible assets (tradenames) with a useful life of 30 years in connection with the Bostrom acquisition.
The aggregate intangible asset amortization expense was approximately $96 thousand and $60 thousand for the three months ended March 31, 2011 and 2010, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2011, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2011	$338
2012	$347
2013	$347
2014	$347
2015	$347
2016	$347
10. Restructuring Activities
In 2009, we announced the following restructuring plans:
•	A reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities closed included an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The decision to reduce our workforce was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed these activities as of December 31, 2009.
•	The closure of our Vancouver, Washington manufacturing facility. The decision to close the facility was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed this closure as of December 31, 2009.
•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our

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
We estimate that we will record total cash expenditures for all of these restructurings of approximately $6.2 million, consisting of approximately $2.2 million of severance costs and $4.0 million of facility closure costs. For the three months ended March 31, 2011, we incurred charges of approximately $0.3 million in facility closure costs. We have incurred cumulative restructuring charges of $5.7 million consisting of approximately $2.4 million of severance costs and $3.3 million of facility closure costs as of March 31, 2011.
A summary of the restructuring liability for the three months ended March 31, 2011 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2010	$101	$1,362	$1,463
Provisions	31	279	310
Utilizations	(66)	(547)	(613)
Currency	—	60	60

Balance — March 31, 2011	$66	$1,154	$1,220

As a result of the closure of our Norwalk, Ohio facility, we are actively marketing the sale of approximately $2.3 million of assets consisting of $1.4 million in land and buildings and approximately $0.9 million in machinery and equipment and have, therefore, classified the assets as held-for-sale.
11. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2011 (in thousands):

Balance — December 31, 2010	$2,653
Increase due to acquisitions	297
Additional provisions recorded	415
Deduction for payments made	(414)
Currency translation adjustment	8

Balance — March 31, 2011	$2,959

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2011, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of March 31, 2011, we had no such guarantees.

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
12. Debt
Debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
8.0% senior notes due July 1, 2013	$97,810	$97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $2,719 and $3,042, respectively, of original issue discount)	14,081	13,758
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $4,870 and $5,463, respectively, of issuance premium)	46,994	47,587
Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	5,833	5,832

	$164,718	$164,987

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which was subject to an availability block. Up to an aggregate of $10.0 million was available to the borrowers for the issuance of letters of credit as of March 31, 2011, which reduces availability under the revolving credit facility.
As of March 31, 2011, we did not have borrowings under the Loan and Security Agreement. In addition, as of March 31, 2011, we had outstanding letters of credit of approximately $3.5 million and borrowing availability of $34.0 million under the Loan and Security Agreement, which was then subject to a $7.5 million availability block.
Our Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $5.0 million (after giving effect to the $7.5 million availability block) from July 1, 2010 through March 31, 2011, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2011.
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
On January 28, 2011, we entered into a consent agreement (the “Consent Agreement”) to the Loan and Security Agreement. Pursuant to the Consent Agreement, Bank of America granted consent regarding the purchase of substantially all of the assets of Bostrom by CVG Alabama LLC for a preliminary purchase price not to exceed $8,785,000. Assets acquired in connection with the Bostrom acquisition shall not be considered Eligible Domestic Accounts or Inventory until such time as the Agent has performed all necessary field exams, audits, inspections, or other diligence.
On April 26, 2011, we announced that we amended and restated our asset based Loan and Security Agreement with Bank of America, N.A. (the “Amended and Restated Loan and Security Agreement”) to, among other things, (i) increase the facility size to $40.0 million from $37.5 million, (ii) extend the maturity date to April 26, 2014 from January 7, 2012 and (iii) decrease the fees and interest rates. Up to an aggregate of $10.0 million is available for the issuance of letters of credit, which reduces availability pursuant to the Amended and Restated Loan and Security Agreement. The Amended and Restated Loan and Security Agreement also contains modifications to certain financial and other covenants.
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
The second lien term loan bears interest at the fixed per annum rate of 15% until it matures on November 1, 2012. During an event of default, if the required lenders so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate plus 2.0%. Interest on our third lien notes is payable on February 15 and August 15 of each year until their maturity date of February 15, 2013. We paid interest entirely in pay-in-kind interest (“PIK interest”), by increasing the outstanding principal amount of the third lien notes, on the interest payment dates on February 15, 2010 and August 15, 2010, at an annual rate of 13.0%. We paid our February 15, 2011 interest in cash, at an annual rate of 11.0%.

The 8.0% senior notes are senior unsecured obligations and rank pari passu in right of payment to all of our existing and future senior indebtedness and are effectively subordinated to our existing and future secured obligations. The 8.0% senior notes are guaranteed by certain of our domestic subsidiaries. The 8% senior notes bear interest paid semi-annually on January 1 and July 1 at a fixed per annum rate of 8% until the maturity date of July 1, 2013.
On April 26, 2011, we completed a private offering of $250.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”). We used the net proceeds from the offering of the 7.875% Notes (i) to repay all outstanding indebtedness under the second lien term loan, (ii) to fund the repurchase of approximately $94.0 million of the 8% senior notes and approximately $48.0 million of the third lien notes pursuant to tender offers and consent solicitations (the “Tender Offers and Consent Solicitations”) for the 8% senior notes and the third lien notes, and (iii) to pay related fees and expenses. See “Note 18. Subsequent Events.”
13. Income Taxes
We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2006. There is currently one income tax examination in process.
As of March 31, 2011, we have provided a liability of approximately $0.8 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.4 million accrued for the payment of interest and penalties at March 31, 2011, of which $0.1 million was accrued during the current year. Accrued interest and penalties are included in the $0.8 million of unrecognized tax benefits.
During the current quarter, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $2 thousand of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.
14. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of March 31, 2011, none of our derivatives were designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended
		March 31,
	Location of Gain	2011	2010
	Recognized in Income on	Amount of Gain Recognized in
	Derivatives	Income on Derivatives
Foreign exchange contracts	Other income	$—	$1,068

15. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Service cost	$20	$46	$—	$—	$—	$1
Interest cost	488	504	561	528	16	30
Expected return on plan assets	(478)	(424)	(467)	(400)	—	—
Amortization of prior service cost	—	—	—	—	(32)	—
Recognized actuarial loss (gain)	25	32	75	93	(34)	1
Net periodic benefit cost	55	158	169	221	(50)	32
Special termination benefits	—	28	—	—	—	68
Net benefit cost	$55	$186	$169	$221	$(50)	$100
We previously disclosed in our financial statements for the year ended December 31, 2010, that we expect to contribute approximately $2.8 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2011. As of March 31, 2011, approximately $0.8 million of contributions have been made to our pension plans. We anticipate contributing an additional $2.0 million to our pension plans in 2011 for total estimated contributions during 2011 of $2.8 million.
16. Comprehensive Loss
We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive loss and its components. Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive loss in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of March 31, 2011 (in thousands):

Foreign currency translation adjustment	$(6,060)
Pension liability	(11,827)

Accumulated other comprehensive loss	$(17,887)

Comprehensive income was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$3,277	$676
Other comprehensive income:
Foreign currency translation adjustment	1,786	158
Pension liability	—	200
Comprehensive income	$5,063	$1,034
17. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of our freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation

Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the three months ended March 31, 2011, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.1 million for these services.
18. Subsequent Events
On April 26, 2011, we completed a private offering of $250.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”). We also announced that we amended and restated our asset based Loan and Security Agreement with Bank of America, N.A. to, among other things, (i) increase the facility size to $40.0 million from $37.5 million, (ii) extend the maturity date to April 26, 2014 from January 7, 2012, and (iii) decrease the fees and interest rates. Up to an aggregate of $10.0 million is available for the issuance of letters of credit, which reduces availability under the Amended and Restated Loan and Security Agreement. The Amended and Restated Loan and Security Agreement also contains modifications to certain financial and other covenants.
We used the net proceeds from the offering of the 7.875% Notes (i) to repay all outstanding indebtedness under the second lien term loan, (ii) to fund the repurchase of approximately $94.0 million of the 8% senior notes (approximately 97.1% of the outstanding 8% senior notes) and approximately $48.0 million of the third lien notes (100% of the outstanding third lien notes) pursuant to Tender Offers and Consent Solicitations for the 8% senior notes and the third lien notes, and (iii) to pay related fees and expenses.
On April 26, 2011, in connection with the Tender Offers and Consent Solicitations, we entered into amendments to the indentures governing the 8% senior notes and the third lien notes to, among other things, (i) eliminate substantially all of the restrictive covenants contained in the indentures, (ii) eliminate or modify certain events of default contained in the indentures, (iii) eliminate or modify related provisions contained in the indentures, and (iv) with respect to the third lien notes, eliminate certain conditions to covenant defeasance contained in the indenture governing such notes and release the liens in respect of such notes.
19. Consolidating Guarantor and Non-Guarantor Financial Information
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$134,624	$64,975	$(17,090)	$182,509
COST OF REVENUES	—	117,763	57,120	(17,090)	157,793

Gross Profit	—	16,861	7,855	—	24,716
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,611	4,583	—	16,194
AMORTIZATION EXPENSE	—	96	—	—	96
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(2,865)	(146)	—	3,011	—
RESTRUCTURING COSTS	—	310	—	—	310

Operating Income	2,865	4,990	3,272	(3,011)	8,116
OTHER EXPENSE	—	—	6	—	6
INTEREST EXPENSE	379	3,596	6	—	3,981

Income Before (Benefit) Provision for Income Taxes	2,486	1,394	3,260	(3,011)	4,129
(BENEFIT) PROVISION FOR INCOME TAXES	(791)	1,186	457	—	852

NET INCOME	$3,277	$208	$2,803	$(3,011)	$3,277

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$4,901	$36	$13,555	$—	$18,492
Accounts receivable, net	219	86,756	34,041	—	121,016
Intercompany receivable	68,929	14,461	—	(83,390)	—
Inventories	—	41,726	28,203	—	69,929
Prepaid expenses and other, net	1,063	8,423	5,043	(40)	14,489

Total current assets	75,112	151,402	80,842	(83,430)	223,926
PROPERTY, PLANT AND EQUIPMENT, net	—	57,340	7,363	—	64,703
EQUITY INVESTMENT IN SUBSIDIARIES	96,730	18,586	—	(115,316)	—
INTANGIBLE ASSETS, net	—	6,960	—	—	6,960
OTHER ASSETS, net	2,222	8,766	28	—	11,016

TOTAL ASSETS	$174,064	$243,054	$88,233	$(198,746)	$306,605

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$—	$51,208	$27,341	$—	$78,549
Intercompany payable	—	69,949	13,441	(83,390)	—
Accrued liabilities	2,742	20,396	8,874	(40)	31,972

Total current liabilities	2,742	141,553	49,656	(83,430)	110,521
LONG-TERM DEBT	164,718	—	—	—	164,718
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	12,569	10,233	—	22,802
OTHER LONG-TERM LIABILITIES	811	929	1,031	—	2,771

Total liabilities	168,271	155,051	60,920	(83,430)	300,812
STOCKHOLDERS’ INVESTMENT	5,793	88,003	27,313	(115,316)	5,793

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$174,064	$243,054	$88,233	$(198,746)	$306,605

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,744)	$(11,269)	$2,345	$—	$(12,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2,009)	(1,011)	—	(3,020)
Proceeds from disposal/sale of property plant and equipment	—	—	7	—	7
Payments for acquisitions, net of cash received	—	(8,785)	—	—	(8,785)
Other assets and liabilities	—	—	—	—	—

Net cash used in investing activities	—	(10,794)	(1,004)	—	(11,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in intercompany receivables/payables	(22,828)	22,072	756	—	—

Net cash (used in) provided by financing activities	(22,828)	22,072	756	—	—

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	—	367	—	367

NET (DECREASE) INCREASE IN CASH	(26,572)	9	2,464	—	(24,099)
CASH:
Beginning of period	31,473	27	11,091	—	42,591

End of period	$4,901	$36	$13,555	$—	$18,492

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
REVENUES	$—	$115,975	$39,273	$(8,841)	$146,407
COST OF REVENUES	—	102,962	35,394	(8,841)	129,515

Gross Profit	—	13,013	3,879	—	16,892
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	10,278	2,933	—	13,211
AMORTIZATION EXPENSE	—	60	—	—	60
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(3,282)	(488)	—	3,770	—

Operating Income	3,282	3,163	946	(3,770)	3,621
OTHER INCOME	—	—	(1,459)	—	(1,459)
INTEREST EXPENSE (INCOME)	4,510	(18)	22	—	4,514

(Loss) Income Before (Benefit) Provision for Income Taxes	(1,228)	3,181	2,383	(3,770)	566
(BENEFIT) PROVISION FOR INCOME TAXES	(1,904)	1,535	259	—	(110)

NET INCOME	$676	$1,646	$2,124	$(3,770)	$676

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
			(In thousands)
		ASSETS
CURRENT ASSETS:
Cash	$31,473	$27	$11,091	$—	$42,591
Accounts receivable, net	220	63,172	27,708	1	91,101
Intercompany receivable	46,102	942	—	(47,044)	—
Inventories	—	38,284	28,340	(2)	66,622
Prepaid expenses and other, net	—	6,490	4,659	(40)	11,109

Total current assets	77,795	108,915	71,798	(47,085)	211,423
PROPERTY, PLANT AND EQUIPMENT, net	—	52,875	6,446	—	59,321
EQUITY INVESTMENT IN SUBSIDIARIES	91,238	9,559	—	(100,797)	—
INTANGIBLE ASSETS, net	—	3,848	—	—	3,848
OTHER ASSETS, net	2,600	8,986	28	1	11,615

TOTAL ASSETS	$171,633	$184,183	$78,272	$(147,881)	$286,207

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$—	$37,657	$23,559	$—	$61,216
Intercompany payable	—	34,359	12,685	(47,044)	—
Accrued liabilities	6,092	19,931	8,147	(40)	34,130

Total current liabilities	6,092	91,947	44,391	(47,084)	95,346
LONG-TERM DEBT	164,987	—	—	—	164,987
PENSION AND OTHER POST- RETIREMENT BENEFITS	—	13,253	10,090	—	23,343
OTHER LONG-TERM LIABILITIES	666	911	1,066	—	2,643

Total liabilities	171,745	106,111	55,547	(47,084)	286,319
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(112)	78,072	22,725	(100,797)	(112)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT	$171,633	$184,183	$78,272	$(147,881)	$286,207

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(5,045)	$(2,200)	$(2,461)	$—	$(9,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(593)	(125)	—	(718)
Proceeds from disposal/sale of property plant and equipment	—	22	—	—	22
Other assets and liabilities	—	(285)	—	—	(285)

Net cash used in investing activities	—	(856)	(125)	—	(981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	25,358	—	—	—	25,358
Change in intercompany receivables/payables	(3,130)	3,018	112	—	—

Net cash provided by financing activities	22,228	3,018	112	—	25,358

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	—	1,119	—	1,119

NET INCREASE (DECREASE) IN CASH	17,183	(38)	(1,355)	—	15,790
CASH:
Beginning of period	9	38	9,477	—	9,524

End of period	$17,192	$—	$8,122	$—	$25,314

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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels had increased approximately 30% over the prior year period, suggesting a recovery in the heavy truck market. According to an April 2011 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 154,000 in 2010, peak at 326,000 in 2013 and decline to 250,000 in 2016, which represents a compound annual growth rate of approximately 8%.
Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and through the first quarter of 2011, the global construction market has shown signs of recovery.
Along with the United States, we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	86.5	88.5

Gross profit	13.5	11.5
Selling, general and administrative expenses	8.9	9.0
Amortization expense	—	—
Restructuring costs	0.2	—

Operating income	4.4	2.5
Other expense (income)	—	(1.0)
Interest expense	2.2	3.1

Income before provision (benefit) for income taxes	2.2	0.4
Provision (Benefit) for income taxes	0.4	(0.1)

Net income	1.8%	0.5%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues. Revenues increased approximately $36.1 million, or 24.7%, to $182.5 million in the three months ended March 31, 2011 from $146.4 million in the three months ended March 31, 2010. This change resulted primarily from:
•	a 48% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $17.3 million of increased revenues;

•	an increase in production levels due to higher global demand in our European, Australian and Asian markets resulting in approximately $11.7 million of increased revenues;

•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in an increase of approximately $1.5 million; and

•	our acquisition of Bostrom Seating, Inc. (“Bostrom”) resulting in approximately $5.6 million of increased revenues.
Gross Profit. Gross profit was approximately $24.7 million for the three months ended March 31, 2011 compared to $16.9 million in the three months ended March 31, 2010, an increase of approximately $7.8 million. This increase was primarily the result of the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 13.5% for the three months ended March 31, 2011 compared to 11.5% for the three months ended March 31, 2010.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $3.0 million to $16.2 million in the three months ended March 31, 2011 from $13.2 million in the three months ended March 31, 2010. This increase was primarily the result of expenditures relating to our acquisition of Bostrom and increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.
Amortization Expense. Amortization expense was approximately $0.1 million, respectively, for the three months ended March 31, 2011 and 2010.
Restructuring Costs. We recorded restructuring charges for the three months ended March 31, 2011 of $0.3 million relating to the closure of our Norwalk, Ohio and Vancouver, Washington facilities. We did not record restructuring charges for the three months ended March 31, 2010.
Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of March 31, 2011, we did not have any derivatives designated as hedging instruments. We recorded other expense for the three months ended March 31, 2011 of $6 thousand compared to other income for the three months ended March 31, 2010 of $1.5 million. The $1.5 million of other income recorded for the three months ended March 31, 2010, primarily related to the noncash change in value of the forward exchange contracts, which have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations.
Interest Expense. Interest expense decreased approximately $0.5 million to $4.0 million in the three months ended March 31, 2011 from $4.5 million in the three months ended March 31, 2010. This decrease was primarily due to lower bank servicing fees.
Provision (Benefit) for Income Taxes. Our effective tax rate was 20.6% and negative 19.4% for the three months ended March 31, 2011 and 2010, respectively. An income tax provision of approximately $0.9 million was recorded for the three months ended March 31, 2011 compared to an income tax benefit of approximately $0.1 million for the three months ended March 31, 2010. The change in income tax from the prior year quarter can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.
Net Income. Net income was $3.3 million in the three months ended March 31, 2011, compared to $0.7 million in the three months ended March 31, 2010, primarily as a result of the factors discussed above.

Liquidity and Capital Resources
Cash Flows
For the three months ended March 31, 2011, net cash used in operations was approximately $12.7 million compared to net cash used of approximately $9.7 million for the three months ended March 31, 2010. The net cash used in operations for the three months ended March 31, 2011 was primarily a result of an increase in accounts receivable.
Net cash used in investing activities was approximately $11.8 million for the three months ended March 31, 2011 compared to $1.0 million for the three months ended March 31, 2010. The amounts used in investing activities for the three months ended March 31, 2011 primarily reflect capital expenditure purchases and our acquisition of Bostrom.
Net cash provided by financing activities was zero for the three months ended March 31, 2011, compared to $25.4 million for the three months ended March 31, 2010. The net cash provided by financing activities for the three months ended March 31, 2010 was primarily related to proceeds from issuance of our common stock.
Debt and Credit Facilities
As of March 31, 2011, we had an aggregate of $164.7 million of outstanding indebtedness, excluding $3.5 million of outstanding letters of credit under various financing arrangements and an additional $34.0 million of borrowing capacity under our revolving credit facility, which was subject to an availability block as of March 31, 2011. Our indebtedness consisted of the following:
•	$97.8 million of 8.0% senior notes due 2013;

•	$14.1 million ($16.8 million principal amount, net of $2.7 million of original issue discount) of 15% second lien term loan due 2012;

•	$47.0 million ($42.1 million principal amount, net of $4.9 million of issuance premium) of 11%/13% third lien secured notes due 2013; and

•	$5.8 million of paid-in-kind interest on the 11%/13% third lien secured notes due 2013.
Revolving Credit Facility
On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a revolving credit facility (the “revolving credit facility”) with Bank of America, N.A., as agent and lender, which, as of March 31, 2011, provided for a three-year asset-based revolving credit facility with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to the revolving credit facility entered into on August 4, 2009), which was subject to an availability block. Up to an aggregate of $10.0 million was available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
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
Amendment and Restatement to Revolving Credit Facility
On April 26, 2011, in connection with the refinancing transactions described below, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of

America, N.A. or its affiliates loans to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
In connection with the amendment and restatement, the applicable margin is as follows:

		Domestic Base	LIBOR
Level	Ratio	Rate Loans	Revolver Loans
III	< 1.25 to 1.00	1.50%	2.50%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	≥ 1.75 to 1.00	1.00%	2.00%
Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending March 31, 2011, the applicable margin shall be set at Level II. Thereafter, the applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt.
We will pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fee is (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.
Terms, Covenants and Compliance Status
The revolving credit facility requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.
The revolving credit facility, as amended, contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the notes; and other matters customarily restricted in loan agreements. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2011.
The revolving credit facility contains customary events of default, including, without limitation, nonpayment of obligations under the revolving credit facility when due; material inaccuracy of representations and warranties; violation of covenants in the revolving credit facility and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act (“ERISA”) events; and a change in control of CVG. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.

Voluntary prepayments of amounts outstanding under the revolving credit facility are permitted at any time, without premium or penalty.
The revolving credit facility requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of assets useful in our business.
Refinancing Transactions
On April 26, 2011, we announced the completion of a private offering of $250.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “7.875% Notes”). We used the net proceeds from the offering of the 7.875% Notes (i) to repay all outstanding indebtedness under the second lien term loan, (ii) to fund the repurchase of approximately $94.0 million of the 8% senior notes (approximately 97.1% of the outstanding 8% senior notes) and approximately $48.0 million of the third lien notes (100% of the outstanding third lien notes) pursuant to tender offers and consent solicitations (the “Tender Offers and Consent Solicitations”) for the 8% senior notes and the third lien notes, and (iii) to pay related fees and expenses.
On April 26, 2011, in connection with the Tender Offers and Consent Solicitations, we entered into amendments to the indentures governing the 8% senior notes and the third lien notes to, among other things, (i) eliminate substantially all of the restrictive covenants contained in the indentures, (ii) eliminate or modify certain events of default contained in the indentures, (iii) eliminate or modify related provisions contained in the indentures, and (iv) with respect to the third lien notes, eliminate certain conditions to covenant defeasance contained in the indenture governing such notes and release the liens in respect of such notes.
7.875% Senior Secured Notes due 2019
The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Associates, as trustee.
Interest is payable on the 7.875% notes on April 15 and October 15 of each year until their maturity date of April 15, 2019.
The 7.875% Notes Indenture provides that the 7.875% notes are senior secured obligations of CVG. Our obligations under the 7.875% notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the 7.875% notes are secured by a second-priority lien (subject to certain permitted liens) on substantially all of the property and assets of CVG and the guarantors, and a pledge of 100% of the capital stock of CVG’s domestic subsidiaries and 65% of the voting capital stock of each foreign subsidiary directly owned by CVG and the guarantors. The liens, the security interests and all of the obligations of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement between the agent for the revolving credit facility and the collateral agent for the 7.875% notes (the “Intercreditor Agreement”).
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants are subject to important qualifications set forth in the 7.875% Notes Indenture.
The 7.875% Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the indenture governing the 7.875% notes, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency and certain defaults with respect to the security interests. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement.

We may redeem the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we may redeem up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we may redeem up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
Covenants and Liquidity
We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which would have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 7.875% notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.
Update on Contractual Obligations
At March 31, 2011, we have provided a liability for $0.8 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s expectations for future periods with respect to cost saving initiatives, market conditions, or financial covenant compliance and liquidity and our financial position or other financial information and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposure to market risk since December 31, 2010.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011 other than the risk factor set forth below to address the risk relating to manmade and natural disasters:
Volatility in the commercial vehicle market could result from manmade and natural disasters and other global business disruptions.
Volatility in the commercial vehicle market could result from manmade and natural disasters and other global business disruptions. Such catastrophic events may disrupt the commercial vehicle supply chain and materially adversely affect global production levels in our industry. Although we are not currently aware of any effect on our business from the earthquake and related tsunami that occurred on March 11, 2011 in Japan, the impact from these events or other disasters that result in wide-spread destruction may not be immediately apparent. It is particularly difficult to assess the impact of catastrophic losses on our suppliers and end customers, who themselves may not fully understand the impact of such events on their businesses. Accordingly, there is no assurance that our results of operations will not be materially affected as a result of the impact of the recent events in Japan or other future disasters.

Item 6. Exhibits:

2.4**	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc. (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 15, 2011).

4.12	Commercial Vehicle Group, Inc. Amendment No. 1 to Rights Agreement, dated as of March 9, 2011, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2011).

4.6	Supplemental Indenture, dated as of January 27, 2011, by and among Commercial Vehicle Group, Inc., CVG Alabama LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 15, 2011).

10.1	Commercial Vehicle Group, Inc. 2011 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on February 28, 2011).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: May 6, 2011	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)