Form 10-Q
period 2011-06-30
Commercial Vehicle Group, Inc.
filed 2011-08-03
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐            No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2011 was 28,769,799 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND DECEMBER 31, 2010 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4 CONTROLS AND PROCEDURES	31

PART II OTHER INFORMATION	32

SIGNATURES	34

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
 i

ITEM 1 — FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share		(In thousands, except per share
	amounts)		amounts)
REVENUES	$206,776	$142,349	$389,285	$288,756

COST OF REVENUES	179,100	124,593	336,893	254,108

Gross Profit	27,676	17,756	52,392	34,648

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,023	13,668	32,217	26,879

AMORTIZATION EXPENSE	94	60	190	120

RESTRUCTURING COSTS	232	1,410	542	1,410

Operating Income	11,327	2,618	19,443	6,239

OTHER (INCOME) EXPENSE	(3)	(1,281)	3	(2,740)

INTEREST EXPENSE	5,065	3,907	9,046	8,421

LOSS ON EARLY EXTINGUISHMENT OF DEBT	7,448	—	7,448	—

(Loss) Income Before Provision (Benefit) for Income Taxes	(1,183)	(8)	2,946	558

PROVISION (BENEFIT) FOR INCOME TAXES	986	(701)	1,838	(811)

NET (LOSS) INCOME	$(2,169)	$693	$1,108	$1,369

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.08)	$0.03	$0.04	$0.05

Diluted	$(0.08)	$0.02	$0.04	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,767	27,214	27,766	24,973

Diluted	27,767	27,973	28,205	25,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per
	share amounts)
ASSETS
CURRENT ASSETS:
Cash	$84,174	$42,591
Accounts receivable, net of reserve for doubtful accounts of $4,281 and $2,717, respectfully	131,955	91,101
Inventories	70,670	66,622
Prepaid expenses and other, net	10,435	11,109

Total current assets	297,234	211,423

PROPERTY, PLANT AND EQUIPMENT, net	71,269	59,321
INTANGIBLE ASSETS, net of accumulated amortization of $2,435 and $2,245, respectfully	6,779	3,848
OTHER ASSETS, net	16,927	11,615

TOTAL ASSETS	$392,209	$286,207

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$78,167	$61,216
Accrued liabilities	34,101	34,130

Total current liabilities	112,268	95,346

LONG-TERM DEBT	250,000	164,987
PENSION AND OTHER POST-RETIREMENT BENEFITS	22,157	23,343
OTHER LONG-TERM LIABILITIES	2,672	2,643

Total liabilities	387,097	286,319

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ INVESTMENT (DEFICIT):
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 60,000,000 shares authorized; 27,767,657 and 27,756,759 shares issued and outstanding, respectively	280	280
Treasury stock purchased from employees; 285,208 shares, respectively	(2,851)	(2,851)
Additional paid-in capital	217,189	215,491
Retained loss	(192,251)	(193,359)
Accumulated other comprehensive loss	(17,255)	(19,673)

Total stockholders’ investment (deficit)	5,112	(112)

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)	$392,209	$286,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,108	$1,369

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,139	6,177
Provision for doubtful accounts	2,154	2,349
Noncash amortization of debt financing costs	689	757
Loss on early extinguishment of debt	7,448	—
Amortization of bond discount/premium, net	(345)	(632)
Paid-in-kind interest	—	2,753
Pension plan contributions	(1,423)	(1,136)
Shared-based compensation expense	1,699	1,345
Loss (gain) on sale of assets	324	(51)
Noncash gain on forward exchange contracts	—	(2,355)
Change in other operating items	(29,788)	9,469

Net cash (used in) provided by operating activities	(11,995)	20,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,605)	(2,770)
Proceeds from disposal/sale of property plant and equipment	21	65
Post-acquisition and acquisitions payments, net of cash received	(8,699)	—
Long-term supply contracts, other	—	196

Net cash used in investing activities	(19,283)	(2,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	25,359
Proceeds from issuance of common stock under equity incentive plans	—	1,126
Excess tax benefit from equity incentive plans	—	(52)
Repayment of long-term debt	(170,929)	—
Borrowing of long-term debt	250,000	—
Debt issuance costs and other	(6,852)	—

Net cash provided by financing activities	72,219	26,433

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	642	(1,122)

NET INCREASE IN CASH	41,583	42,847
CASH:
Beginning of period	42,591	9,524

End of period	$84,174	$52,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,128	$5,406

Cash paid (received) for income taxes, net	$641	$(21,565)

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
Revenues and operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected in future operating quarters.
2. Recently Issued Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of stockholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We are currently evaluating the impact of this new ASU.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.
3. Business Combinations
On January 28, 2011, we acquired all of the assets and certain liabilities related to Bostrom Seating, Inc. (“Bostrom”) for cash consideration of approximately $8.8 million (the “Bostrom acquisition”). Bostrom is a seat supplier to the North American heavy truck, aftermarket, bus and specialty vehicle markets. Bostrom has one owned manufacturing facility in Piedmont, Alabama. The acquisition of Bostrom further expands our North American presence in certain key end markets and enhances our overall aftermarket position. The operating results of Bostrom have been included in our consolidated financial statements since the date of acquisition. From the date of acquisition through June 30, 2011, we recorded revenues of approximately $15.0 million and an operating loss of $0.1 million relating to Bostrom. Acquisition related expenses of approximately $0.4 million were incurred for the six months ended June 30, 2011 and have been recorded as selling, general and administrative expenses on our consolidated statements of operations.

The Bostrom acquisition was accounted for by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Bostrom based upon their respective fair values. The purchase price and costs associated with the Bostrom acquisition exceeded the preliminary fair value of the net assets acquired by approximately $3.2 million. During the three-month period ended June 30, 2011, the purchase price was adjusted by approximately $0.1 million. In connection with the allocation of the purchase price, we recorded definite-lived intangible assets of approximately $3.1 million as shown in the following table (in thousands):

Purchase price, net of post-acquisition adjustment	$8,699
Net assets at fair value	5,578

Excess of purchase price over net assets acquired	$3,121

The purchase price allocation as of June 30, 2011 was as follows (in thousands):

Accounts receivable	$3,898
Inventories	2,274
Other current assets	4
Property, plant and equipment	4,960
Definite-lived intangible assets	3,121
Current liabilities	(5,558)

Contract purchase price	$8,699

The following pro forma information for the three and six months ended June 30, 2011 and 2010 presents the result of operations as if the acquisition of Bostrom had taken place at the beginning of the periods. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisition taken place at the beginning of the periods. In addition, the pro forma results are not necessarily indicative of the future financial or operating results (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$216,137	$148,628	$400,956	$301,066
Operating income	$11,318	$1,956	$19,319	$5,127
Net (loss) income	$(2,156)	$39	$1,007	$255

(Loss) Earnings Per Share:
Basic	$(0.08)	$—	$0.04	$0.01
Diluted	$(0.08)	$—	$0.04	$0.01
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
The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$250,000	$250,000	$164,987	$159,376
The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities. Based on these inputs, our long-term debt is classified as Level 2.
5. Stockholders’ Investment
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,769,799 shares outstanding as of June 30, 2011.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2011.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2011 and 2010 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income applicable to common stockholders — basic and diluted	$(2,169)	$693	$1,108	$1,369

Weighted average number of common shares outstanding	27,767	27,214	27,766	24,973
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	—	759	439	847

Dilutive shares outstanding	27,767	27,973	28,205	25,820
Basic (loss) income per share	$(0.08)	$0.03	$0.04	$0.05

Diluted (loss) income per share	$(0.08)	$0.02	$0.04	$0.05

For the three months ended June 30, 2011, diluted earnings per share did not include approximately 0.5 million of our non-vested restricted stock and 0.5 million outstanding stock options as the effect would have been antidilutive. For the three months ended June 30, 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options as the effect would have been antidilutive. For the six months ended June 30, 2011 and 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options, respectively, as the effect would have been antidilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Loan and Security Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.
6. Share-Based Compensation
Restricted Stock Awards — Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. The following table summarizes information about restricted stock grants as of June 30, 2011:

		Estimated
		Forfeiture
Grant	Shares	Rate	Vesting Schedule
November 2008	798,450	9.2%	3 equal annual installments commencing on October 20, 2009
November 2009	638,150	8.2%	3 equal annual installments commencing on October 20, 2010
November 2010	404,000	8.2%	3 equal annual installments commencing on October 20, 2011
As of June 30, 2011, there was approximately $5.8 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the November 2008 awards, 16 months for the November 2009 awards and 28 months for the November 2010 awards, respectively.
The following table summarizes information about the non-vested restricted stock grants as of June 30, 2011:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2010	1,023	$9.02
Granted	—	—
Vested	(11)	2.47
Forfeited	(10)	7.85

Nonvested at June 30, 2011	1,002	$9.02

As of June 30, 2011, 1,703,883 shares of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$48,388	$46,194
Work in process	14,015	12,477
Finished goods	14,710	13,727
Less excess and obsolete	(6,443)	(5,776)

	$70,670	$66,622

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
Our intangible assets were comprised of the following (in thousands):

	June 30, 2011				December 31, 2010
	Amortization	Gross Carrying	Accumulated	Net Carrying	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount	Period	Amount	Amortization	Amount
Definite-lived intangible assets:
Trademarks/Tradenames	22 years	$8,776	$(1,997)	$6,779	20 years	$5,655	$(1,807)	$3,848
We recorded approximately $3.1 million in definite-lived intangible assets (tradenames) with a useful life of 30 years in connection with the Bostrom acquisition.
The aggregate intangible asset amortization expense was approximately $94 thousand and $60 thousand for the three months ended June 30, 2011 and 2010, respectively, and approximately $190 thousand and $120 thousand for the six months ended June 30, 2011 and 2010, respectively.
The estimated intangible asset amortization expense for the fiscal year ending December 31, 2011, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended	Estimated
December 31,	Amortization Expense
2011	$335
2012	$344
2013	$344
2014	$344
2015	$344
2016	$344
10. Restructuring Activities
In 2009, we announced the following restructuring plans:
•	A reduction in workforce and the closure of certain manufacturing, warehousing and assembly facilities. The facilities closed included an assembly and sequencing facility in Kent, Washington; seat sequencing and assembly facility in Statesville, North Carolina; manufacturing facility in Lake Oswego, Oregon; inventory and product warehouse in Concord, North Carolina; and seat assembly and distribution facility in Seneffs, Belgium. The decision to reduce our workforce was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed these activities as of December 31, 2009.

•	The closure of our Vancouver, Washington manufacturing facility. The decision to close the facility was the result of the extended downturn of the global economy and, in particular, the commercial vehicle markets. We substantially completed this closure as of December 31, 2009.

•	The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for all of these restructurings of approximately $6.7 million, consisting of approximately $2.5 million of severance costs and $4.2 million of facility closure costs. For the three months ended June 30, 2011, we incurred charges of approximately $0.2 million in facility closure costs. We have incurred cumulative restructuring charges of $5.9 million consisting of approximately $2.5 million of severance costs and $3.4 million of facility closure costs as of June 30, 2011.
A summary of the restructuring liability for the six months ended June 30, 2011 is as follows (in thousands):

		Facility Exit
		and Other
	Employee	Contractual
	Costs	Costs	Total
Balance — December 31, 2010	$101	$1,362	$1,463
Provisions	71	471	542
Utilizations	(165)	(967)	(1,132)
Currency	—	80	80

Balance — June 30, 2011	$7	$946	$953

During the three-month period ended June 30, 2011, we reclassified our held-for-sale assets pertaining to our Norwalk, Ohio facility consisting of $1.4 million in land and buildings and approximately $0.7 million in machinery and equipment to property, plant and equipment within our condensed consolidated balance sheet. This reclassification resulted from management’s decision to no longer actively market the sale of the assets.
11. Commitments and Contingencies
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2011 (in thousands):

Balance — December 31, 2010	$2,653
Increase due to acquisitions	297
Additional provisions recorded	803
Deduction for payments made	(858)
Currency translation adjustment	8

Balance — June 30, 2011	$2,903

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2011, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of June 30, 2011, we had no such guarantees.
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
12. Debt
Debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
8% senior notes due July 1, 2013	$—	$97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $3,042 of original issue discount)	—	13,758
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $5,463 of issuance premium)	—	47,587
Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	—	5,832
7.875% senior notes due April 15, 2019	250,000	—

	$250,000	$164,987

Revolving Credit Facility — On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
As of June 30, 2011, we did not have borrowings under the Loan and Security Agreement. In addition, as of June 30, 2011, we had outstanding letters of credit of approximately $3.2 million and borrowing availability of $36.8 million under the Loan and Security Agreement.
Our Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $10.0 million from March 31, 2011 through June 30, 2011, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2011.
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
The applicable margin for borrowings under the revolving credit facility is based upon the fixed charge coverage ratio for the most recently ended fiscal quarter, as follows:

		Domestic Base	LIBOR
Level	Ratio	Rate Loans	Revolver Loans
III	≤ 1.25 to 1.00	1.50%	2.50%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	≥ 1.75 to 1.00	1.00%	2.00%
Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending March 31, 2011, the applicable margin was set at Level II. Thereafter, the applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt.
We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fees is (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.
Terms, Covenants and Compliance Status — The revolving credit facility requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.
The revolving credit facility, as amended, contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the notes; and other matters customarily restricted in loan agreements. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2011.
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
Refinancing Transactions — On April 26, 2011, we completed a private offering of $250.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “7.875% notes”). We used the net proceeds from the offering of the 7.875% notes (i) to repay all outstanding indebtedness under the second lien term loan, (ii) to fund the repurchase of approximately $94.0 million of the 8% senior notes due 2013 (the “8% senior notes”) (approximately 97.1% of the outstanding 8% senior notes) and approximately $48.0 million of the 11/13% third lien senior secured notes due 2013 (the “third lien notes”) (100% of the outstanding third lien notes) pursuant to tender offers and consent solicitations (the “Tender Offers and Consent Solicitations”) for the 8% senior notes and the third lien notes, and (iii) to pay related fees and expenses.
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
On June 1, 2011, we redeemed the remainder of the outstanding 8% senior notes at a price of 102% of the principal amount thereof plus accrued and unpaid interest to June 1, 2011 by issuing a Notice of Redemption to holders of the 8% senior notes on May 2, 2011.
7.875% Senior Secured Notes due 2019 — The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Association, as trustee. Interest is payable on the 7.875% notes on April 15 and October 15 of each year until their maturity date of April 15, 2019.
The 7.875% notes are senior secured obligations of CVG. Our obligations under the 7.875% notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the 7.875% notes are secured by a second-priority lien (subject to certain permitted liens) on substantially all of the property and assets of CVG and the guarantors, and a pledge of 100% of the capital stock of CVG’s domestic subsidiaries and 65% of the voting capital stock of each foreign subsidiary directly owned by CVG and the guarantors. The liens, the security interests and all of the obligations of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement between the agent for the revolving credit facility and the collateral agent for the 7.875% notes.
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants are subject to important qualifications set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2011.

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
As of June 30, 2011, we have provided a liability of approximately $0.8 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.
We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.4 million accrued for the payment of interest and penalties at June 30, 2011, of which $0.2 million was accrued during the current year. Accrued interest and penalties are included in the $0.8 million of unrecognized tax benefits.
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
14. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of the foreign currency transaction exposures primarily related to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of June 30, 2011, we did not have any derivatives designated as hedging instruments. As of June 30, 2010, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain	2011	2010	2011	2010
	Recognized in Income on	Amount of Gain Recognized in Income		Amount of Gain Recognized in Income
	Derivatives	on Derivatives		on Derivatives
Foreign exchange contracts	Other income	$—	$1,287	$—	$2,355
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
The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$18	$66	$—	$—	$—	$1
Interest cost	489	492	541	519	16	29
Expected return on plan assets	(479)	(423)	(465)	(395)	—	—
Amortization of prior service cost	—	—	—	—	(32)	(25)
Recognized actuarial loss (gain)	26	23	74	89	(34)	1

Net periodic benefit cost	54	158	150	213	(50)	6
Special termination benefits	—	26	—	—	—	68

Net benefit cost	$54	$184	$150	$213	$(50)	$74

					Other Post-Retirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$38	$112	$—	$—	$—	$2
Interest cost	977	996	1,102	1,047	32	59
Expected return on plan assets	(957)	(847)	(932)	(795)	—	—
Amortization of prior service cost	—	—	—	—	(64)	(25)
Recognized actuarial loss (gain)	51	55	149	182	(68)	2

Net periodic benefit cost	109	316	319	434	(100)	38
Special termination benefits	—	54	—	—	—	136

Net benefit cost	$109	$370	$319	$434	$(100)	$174

We previously disclosed in our financial statements for the year ended December 31, 2010, that we expect to contribute approximately $2.8 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2011. As of June 30, 2011, approximately $1.4 million of contributions have been made to our pension plans. We anticipate contributing an additional $1.4 million to our pension plans in 2011 for total estimated contributions during 2011 of $2.8 million.
16. Comprehensive Loss
We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive loss and its components. Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive loss in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of June 30, 2011 (in thousands):

Foreign currency translation adjustment	$(5,428)
Pension liability	(11,827)

Accumulated other comprehensive loss	$(17,255)

Comprehensive income (loss) was as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net income	$1,108	$1,369
Other comprehensive income (loss):
Foreign currency translation adjustment	2,418	(2,001)
Pension liability	—	241

Comprehensive income (loss)	$3,526	$(391)

17. Related Party Transactions
In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of our freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the six months ended June 30, 2011, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.2 million for these services.
18. Subsequent Events
On July 27, 2011, we announced the acquisition of certain assets of Stratos Seating (“Stratos”), a seat supplier to the Australian military, truck and specialty vehicle markets, for total cash consideration of approximately $2.3 million. Stratos is located in Wetherill Park, Sydney, Australia. This acquisition expands our Australian presence in the military and truck markets and enhances our overall product offering with the addition of the unique Stratos suspension system and military seating products.
19. Consolidating Guarantor and Non-Guarantor Financial Information
The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each guarantor is a direct or indirect subsidiary of CVG and has fully and unconditionally guaranteed the 8% senior notes and the 7.875% notes issued by CVG, on a joint and several basis.
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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$159,357	$67,131	$(19,712)	$206,776

COST OF REVENUES	—	139,038	59,774	(19,712)	179,100

Gross Profit	—	20,319	7,357	—	27,676

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,960	4,063	—	16,023

AMORTIZATION EXPENSE	—	94	—	—	94

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(4,369)	(132)	—	4,501	—

RESTRUCTURING COSTS	—	232	—	—	232

Operating Income	4,369	8,165	3,294	(4,501)	11,327

OTHER INCOME	—	—	(3)	—	(3)

INTEREST EXPENSE	309	4,726	30	—	5,065

LOSS ON EARLY EXTINGUISHMENT OF DEBT	7,448	—	—	—	7,448

(Loss) Income Before (Benefit) Provision for Income Taxes	(3,388)	3,439	3,267	(4,501)	(1,183)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,219)	1,429	776	—	986

NET (LOSS) INCOME	$(2,169)	$2,010	$2,491	$(4,501)	$(2,169)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$293,981	$132,106	$(36,802)	$389,285

COST OF REVENUES	—	256,801	116,894	(36,802)	336,893

Gross Profit	—	37,180	15,212	—	52,392

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	23,571	8,646	—	32,217

AMORTIZATION EXPENSE	—	190	—	—	190

EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(7,234)	(278)	—	7,512	—

RESTRUCTURING COSTS	—	542	—	—	542

Operating Income	7,234	13,155	6,566	(7,512)	19,443

OTHER EXPENSE	—	—	3	—	3

INTEREST EXPENSE	688	8,322	36	—	9,046

LOSS ON EARLY EXTINGUISHMENT OF DEBT	7,448	—	—	—	7,448

(Loss) Income Before (Benefit) Provision for Income Taxes	(902)	4,833	6,527	(7,512)	2,946

(BENEFIT) PROVISION FOR INCOME TAXES	(2,010)	2,615	1,233	—	1,838

NET INCOME	$1,108	$2,218	$5,294	$(7,512)	$1,108

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$67,911	$33	$16,230	$—	$84,174
Accounts receivable, net	26	97,197	34,732	—	131,955
Intercompany receivable	81,227	12,516	—	(93,743)	—
Inventories	—	43,965	26,705	—	70,670
Prepaid expenses and other, net	—	4,880	5,555	—	10,435

Total current assets	149,164	158,591	83,222	(93,743)	297,234
PROPERTY, PLANT AND EQUIPMENT, net	—	62,668	8,601	—	71,269
EQUITY INVESTMENT IN SUBSIDIARIES	102,588	18,663	309	(121,560)	—
INTANGIBLE ASSETS, net	—	6,779	—	—	6,779
OTHER ASSETS, net	7,603	9,198	126	—	16,927

TOTAL ASSETS	$259,355	$255,899	$92,258	$(215,303)	$392,209

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$—	$50,723	$27,444	$—	$78,167
Intercompany payable	—	79,843	13,900	(93,743)	—
Accrued liabilities	3,427	21,420	9,254	—	34,101

Total current liabilities	3,427	151,986	50,598	(93,743)	112,268
LONG-TERM DEBT	250,000	—	—	—	250,000
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	12,154	10,003	—	22,157
OTHER LONG-TERM LIABILITIES	816	947	909	—	2,672

Total liabilities	254,243	165,087	61,510	(93,743)	387,097
STOCKHOLDERS’ INVESTMENT	5,112	90,812	30,748	(121,560)	5,112

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$259,355	$255,899	$92,258	$(215,303)	$392,209

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

	Parent	Guarantor	Non-Guarantor
	Company	Companies	Companies	Elimination	Consolidation
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(656)	$(17,076)	$5,736	$1	$(11,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(8,130)	(2,475)	—	(10,605)
Proceeds from disposal/sale of property plant and equipment	—	2	19	—	21
Post-acquisition and acquisition payments, net of cash received	—	(8,699)	—	—	(8,699)
Long-term supply contracts, other	—	—	—	—	—

Net cash used in investing activities	—	(16,827)	(2,456)	—	(19,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in intercompany receivables/payables	(35,125)	33,911	1,215	(1)	—
Repayment of long-term debt	(170,929)	—	—	—	(170,929)
Borrowing of long-term debt	250,000	—	—	—	250,000
Debt issuance costs and other	(6,852)	—	—	—	(6,852)

Net cash provided by financing activities	37,094	33,911	1,215	(1)	72,219

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(2)	644	—	642

NET INCREASE IN CASH	36,438	6	5,139	—	41,583
CASH:
Beginning of period	31,473	27	11,091	—	42,591

End of period	$67,911	$33	$16,230	$—	$84,174

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
During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels had increased approximately 30% over the prior year period, suggesting a recovery in the heavy truck market, which continued into the first six months of 2011, as North American Class 8 production levels rose 60% over the same period in 2010. According to a July 2011 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 154,000 in 2010 to 255,000 in 2011, peak at 334,000 in 2013 and decline to 259,000 in 2016, which represents a compound annual growth rate of approximately 9%.
Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and through the first six months of 2011, the global construction market continues to show signs of recovery.
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
Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.6	87.5	86.5	88.0

Gross profit	13.4	12.5	13.5	12.0
Selling, general and administrative expenses	7.8	9.6	8.3	9.3
Amortization expense	—	—	0.1	—
Restructuring costs	0.1	1.0	0.1	0.5

Operating income	5.5	1.9	5.0	2.2
Other income	—	(0.9)	—	(0.9)
Interest expense	2.4	2.7	2.3	2.9
Loss on early estinghuishment of debt	3.6	—	1.9	—

(Loss) income before provision (benefit) for income taxes	(0.5)	0.1	0.8	0.2
Provision (benefit) for income taxes	0.5	(0.5)	0.5	(0.3)

Net (loss) income	(1.0)%	0.6%	0.3%	0.5%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Revenues. Revenues increased approximately $64.5 million, or 45.3%, to $206.8 million in the three months ended June 30, 2011 from $142.3 million in the three months ended June 30, 2010. This change resulted primarily from:
•	a 72% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $45.3 million of increased revenues;
•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $4.5 million of increased revenues;
•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in an increase of approximately $5.3 million; and
•	our acquisition of Bostrom Seating, Inc. (“Bostrom”) resulting in approximately $9.4 million of increased revenues.
Gross Profit. Gross profit was approximately $27.7 million for the three months ended June 30, 2011 compared to $17.8 million in the three months ended June 30, 2010, an increase of approximately $9.9 million. This increase was primarily the result of the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 13.4% for the three months ended June 30, 2011 compared to 12.5% for the three months ended June 30, 2010.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.3 million to $16.0 million in the three months ended June 30, 2011 from $13.7 million in the three months ended June 30, 2010. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.
Amortization Expense. Amortization expense was approximately $0.1 million, respectively, for the three months ended June 30, 2011 and 2010.
Restructuring Costs. We recorded restructuring charges for the three months ended June 30, 2011 of $0.2 million relating to the closure of our Norwalk, Ohio and Vancouver, Washington facilities. We recorded restructuring charges for the three months ended June 30, 2010 of $1.4 million relating to the closure of our Norwalk, Ohio facility.
Other (Income) Expense. We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2011, we did not have any derivatives designated as hedging instruments. We recorded other income for the three months ended June 30, 2011 of $3 thousand compared to $1.3 million for the three months ended June 30, 2010. The $1.3 million of other income recorded for the three months ended June 30, 2010, primarily related to the noncash change in value of the forward exchange contracts, which have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations.
Interest Expense. Interest expense increased approximately $1.2 million to $5.1 million in the three months ended June 30, 2011 from $3.9 million in the three months ended June 30, 2010. This increase was primarily due to higher average outstanding debt balance as a result of our debt refinancing, which occurred during the three months ended June 30, 2011.
Loss on Early Extinguishment of Debt. In connection with the issuance of our 7.875% senior notes, we expensed approximately $7.4 million of fees consisting of $1.2 million write-off of deferred financing fees relating to our prior debt and $6.2 million of prepayment penalties relating to the prepayment of our prior debt.
Provision (Benefit) for Income Taxes. An income tax provision of approximately $1.0 million was recorded for the three months ended June 30, 2011 compared to an income tax benefit of approximately $0.7 million for the three months ended June 30, 2010. The change in income tax from the prior year’s quarter can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.

Net (Loss) Income. Net loss was $2.2 million in the three months ended June 30, 2011, compared to net income of $0.7 million in the three months ended June 30, 2010, primarily as a result of the factors discussed above.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Revenues. Revenues increased approximately $100.5 million, or 34.8%, to $389.3 million in the six months ended June 30, 2011 from $288.8 million in the six months ended June 30, 2010. This change resulted primarily from:
•	a 60% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $62.6 million of increased revenues;
•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $16.1 million of increased revenues;
•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in an increase of approximately $6.8 million; and
•	our acquisition of Bostrom Seating, Inc. (“Bostrom”) resulting in approximately $15.0 million of increased revenues.
Gross Profit. Gross profit was approximately $52.4 million for the six months ended June 30, 2011 compared to $34.6 million in the six months ended June 30, 2010, an increase of approximately $17.8 million. This increase was primarily the result of the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 13.5% for the six months ended June 30, 2011 compared to 12.0% for the six months ended June 30, 2010.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $5.3 million to $32.2 million in the six months ended June 30, 2011 from $26.9 million in the six months ended June 30, 2010. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives, as well as the acquisition of Bostrom.
Amortization Expense. Amortization expense was approximately $0.2 million for the six months ended June 30, 2011 compared to $0.1 million for the six months ended June 30, 2010.
Restructuring Costs. We recorded restructuring charges for the six months ended June 30, 2011 of $0.5 million relating to the closure of our Norwalk, Ohio and Vancouver, Washington facilities. We recorded restructuring charges for the six months ended June 30, 2010 of $1.4 million relating to the closure of our Norwalk, Ohio facility.
Other Expense (Income). We use forward exchange contracts to hedge foreign currency transaction exposures related primarily to our United Kingdom operations. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of June 30, 2011, we did not have any derivatives designated as hedging instruments. We recorded other expense for the six months ended June 30, 2011 of $3 thousand compared to other income for the six months ended June 30, 2010 of $2.7 million. The $2.7 million of other income recorded for the six months ended June 30, 2010 primarily related to the noncash change in value of the forward exchange contracts, which have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations.
Interest Expense. Interest expense increased approximately $0.6 million to $9.0 million in the six months ended June 30, 2011 from $8.4 million in the six months ended June 30, 2010. This increase was primarily due to higher average outstanding debt balance as a result of our debt refinancing which occurred during the three months ended June 30, 2011.
Loss on Early Extinguishment of Debt. In connection with the issuance of our 7.875% senior notes, we expensed approximately $7.4 million of fees consisting of $1.2 million write-off of deferred financing fees relating to our prior debt and $6.2 million of prepayment penalties relating to the prepayment of our prior debt.
Provision (Benefit) for Income Taxes. We recorded an income tax provision of approximately $1.8 million for the six months ended June 30, 2011 compared to an income tax benefit of approximately $0.8 million for the six months ended June

 30, 2010. The change in income tax from the prior year period can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.
Net Income. Net income was $1.1 million in the six months ended June 30, 2011, compared to $1.4 million in the six months ended June 30, 2010, primarily as a result of the factors discussed above.
Liquidity and Capital Resources
Cash Flows
For the six months ended June 30, 2011, net cash used in operations was approximately $12.0 million compared to net cash provided of approximately $20.0 million for the six months ended June 30, 2010. The net cash used in operations for the three months ended June 30, 2011 was primarily a result of an increase in accounts receivable.
Net cash used in investing activities was approximately $19.3 million for the six months ended June 30, 2011 compared to $2.5 million for the six months ended June 30, 2010. The amounts used in investing activities for the six months ended June 30, 2011 primarily reflect capital expenditure purchases and our acquisition of Bostrom.
Net cash provided by financing activities was $72.2 million for the six months ended June 30, 2011, compared to $26.4 million for the six months ended June 30, 2010. The net cash provided by financing activities for the six months ended June 30, 2011 was primarily related to net proceeds from issuance of our 7.875% notes as part of our debt refinancing, which occurred during the three months ended June 30, 2011.
Debt and Credit Facilities
As of June 30, 2011, our outstanding indebtedness consisted of $250.0 million of our 7.875% senior notes due 2019. Excluding $3.2 million of outstanding letters of credit under various financing arrangements, we had an additional $36.8 million of borrowing capacity under our revolving credit facility.
Revolving Credit Facility
On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a revolving credit facility (the “revolving credit facility”) with Bank of America, N.A., as agent and lender. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to our foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
As of June 30, 2011, approximately $7.3 million in deferred fees relating to the revolving credit facility and our 7.875% notes were outstanding and were being amortized over the life of the agreements.
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
The applicable margin for borrowings under the revolving credit facility is based upon the fixed charge coverage ratio for the most recently ended fiscal quarter, as follows:

		Domestic Base	LIBOR
Level	Ratio	Rate Loans	Revolver Loans
III	< 1.25 to 1.00	1.50%	2.50%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	≥ 1.75 to 1.00	1.00%	2.00%
Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending March 31, 2011, the applicable margin was set at Level II. Thereafter, the applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt.
We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fee is (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.
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
The revolving credit facility, as amended, contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the notes; and other matters customarily restricted in loan agreements. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2011.
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

Refinancing Transactions
On April 26, 2011, we completed a private offering of $250.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “7.875% notes”). We used the net proceeds from the offering of the 7.875% notes (i) to repay all outstanding indebtedness under the second lien term loan, (ii) to fund the repurchase of approximately $94.0 million of the 8% senior notes due 2013 (the “8% senior notes”) (approximately 97.1% of the outstanding 8% senior notes) and approximately $48.0 million of the 11/13% third lien senior secured notes due 2013 (the “third lien notes”) (100% of the outstanding third lien notes) pursuant to tender offers and consent solicitations (the “Tender Offers and Consent Solicitations”) for the 8% senior notes and the third lien notes, and (iii) to pay related fees and expenses.
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
On June 1, 2011, we redeemed the remainder of the outstanding 8% senior notes at a price of 102% of the principal amount thereof plus accrued and unpaid interest to June 1, 2011 by issuing a Notice of Redemption to holders of the 8% senior notes on May 2, 2011.
7.875% Senior Secured Notes due 2019
The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Association, as trustee.
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
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; pay dividends on, redeem or repurchase capital stock; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. These covenants are subject to important qualifications set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2011.
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
Update on Contractual Obligations
At June 30, 2011, we have provided a liability for $0.8 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s expectations for future periods with respect to cost saving initiatives, market conditions, or financial covenant compliance and liquidity and our financial position or other financial information and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed with the SEC on May 6, 2011.

Item 6. Exhibits:
3.1	Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004.

3.2	Certificate of Designations of Series A Preferred Stock (included as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-50890), filed on May 22, 2009 and incorporated by reference herein).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

4.1	Supplemental Indenture, dated as of April 21, 2011, by and among Commercial Vehicle Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 8% senior notes due 2013. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 27, 2011).

4.2	Supplemental Indenture, dated as of April 21, 2011, by and among Commercial Vehicle Group, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 11%/13% third lien senior secured notes due 2013 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 27, 2011).

4.3	Indenture, dated as of April 26, 2011, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.4	Form of 7.875% Senior Secured Note due 2019 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.5	Registration Rights Agreement, dated as of April 26, 2011, by and among Commercial Vehicle Group, Inc., the subsidiary guarantors party thereto and the purchaser named therein (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

10.1	Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

10.2	Intercreditor Agreement, dated as of April 26, 2011, between Bank of America, N.A., as first lien administrative and first lien collateral agent, and U.S. Bank National Association, as trustee and second priority collateral agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

10.3	Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.
Date: August 3, 2011	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)