Form 10-Q
period 2011-09-30
Commercial Vehicle Group, Inc.
filed 2011-11-02
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes   ☐                             No   ☑

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2011 was 28,769,133 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Certification of CEO

Certification of CFO

CEO Certification Pursuant to Section 906

CFO Certification Pursuant to Section 906

i

ITEM 1 –	FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
REVENUES	$216,909	$150,950	$606,194	$439,706
COST OF REVENUES	187,087	131,086	523,980	385,194

Gross Profit	29,822	19,864	82,214	54,512
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,210	14,533	48,427	41,412
AMORTIZATION EXPENSE	65	60	255	180
RESTRUCTURING COSTS	—	162	542	1,572

Operating Income	13,547	5,109	32,990	11,348
OTHER INCOME	(13)	(1,061)	(10)	(3,801)
INTEREST EXPENSE	5,345	4,418	14,391	12,839
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	7,448	—

Income Before Provision (Benefit) for Income Taxes	8,215	1,752	11,161	2,310
PROVISION (BENEFIT ) FOR INCOME TAXES	839	610	2,677	(201)

NET INCOME	$7,376	$1,142	$8,484	$2,511

INCOME PER COMMON SHARE:
Basic	$0.27	$0.04	$0.31	$0.10

Diluted	$0.26	$0.04	$0.30	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,768	27,340	27,767	25,770

Diluted	28,152	28,087	28,187	26,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash	$85,318	$42,591
Accounts receivable, net of reserve for doubtful accounts of $3,299 and $2,717, respectfully	138,007	91,101
Inventories	71,784	66,622
Prepaid expenses and other, net	8,989	11,109

Total current assets	304,098	211,423

PROPERTY, PLANT AND EQUIPMENT, net	73,021	59,321
INTANGIBLE ASSETS, net of accumulated amortization of $2,499 and $2,245, respectfully	7,360	3,848
OTHER ASSETS, net	16,314	11,615

TOTAL ASSETS	$400,793	$286,207

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$77,767	$61,216
Accrued liabilities	40,003	34,130

Total current liabilities	117,770	95,346

LONG-TERM DEBT	250,000	164,987
PENSION AND OTHER POST-RETIREMENT BENEFITS	21,011	23,343
OTHER LONG-TERM LIABILITIES	2,485	2,643

Total liabilities	391,266	286,319

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ INVESTMENT (DEFICIT):
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 60,000,000 shares authorized; 27,767,657 and 27,756,759 shares issued and outstanding, respectively	280	280
Treasury stock purchased from employees; 285,208 shares, respectively	(2,851)	(2,851)
Additional paid-in capital	218,043	215,491
Retained loss	(184,875)	(193,359)
Accumulated other comprehensive loss	(21,070)	(19,673)

Total stockholders’ investment (deficit)	9,527	(112)

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)	$400,793	$286,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,484	$2,511

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,455	8,842
Provision for doubtful accounts	3,008	3,735
Noncash amortization of debt financing costs	971	1,136
Loss on early extinguishment of debt	7,448	—
Amortization of bond discount/premium, net	(345)	(936)
Paid-in-kind interest	—	3,569
Pension plan contributions	(2,277)	(1,705)
Shared-based compensation expense	2,552	1,998
Loss (gain) on sale of assets	244	(87)
Noncash gain on forward exchange contracts	—	(3,377)
Change in other operating items	(31,198)	(4,335)

Net cash (used in) provided by operating activities	(1,658)	11,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,555)	(5,783)
Proceeds from disposal/sale of property plant and equipment	57	97
Post-acquisition and acquisitions payments, net of cash received	(11,114)	—
Long-term supply contracts, other	(351)	389

Net cash used in investing activities	(25,963)	(5,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	25,359
Proceeds from issuance of common stock under equity incentive plans	—	1,126
Excess tax benefit from equity incentive plans	—	(52)
Repayment of long-term debt	(170,929)	—
Borrowing of long-term debt	250,000	—
Debt issuance costs and other	(6,963)	—

Net cash provided by financing activities	72,108	26,433

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,760)	1,772

NET INCREASE IN CASH	42,727	34,259
CASH:
Beginning of period	42,591	9,524

End of period	$85,318	$43,783

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,204	$9,998

Cash paid (received) for income taxes, net	$1,159	$(21,116)

Unpaid purchases of property and equipment included in accounts payable	$854	$537

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

Revenues and operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected in future operating quarters.

2. Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of stockholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We are currently evaluating the impact of this new ASU.

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

On July 27, 2011, we acquired certain assets of Stratos Seating (“Stratos”) for cash consideration of approximately $2.3 million (the “Stratos acquisition”). Stratos is a seat supplier to the Australian military, truck and specialty vehicle markets. Stratos is located in Wetherill Park, Sydney, Australia. The acquisition of Stratos expands our Australian presence in the military and truck markets and enhances our overall product offering with the addition of the unique Stratos suspension system and military seating products.

The operating results of Bostrom and Stratos have been included in our consolidated financial statements since the dates of acquisition. From the dates of acquisition through September 30, 2011, we recorded revenues of approximately $25.2 million and $1.0 million for Bostrom and Stratos, respectively, and operating income of $0.7 million and $0.1 million, respectively. Acquisition related expenses for Bostrom and Stratos of approximately $0.4 million and $0.1million, respectively, were incurred for the nine months ended September 30, 2011 and have been recorded as selling, general and administrative expenses on our consolidated statements of operations.

The Bostrom and Stratos acquisitions were accounted for by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Bostrom and Stratos based upon their respective fair values. The purchase price and costs associated with the Bostrom and Stratos acquisitions exceeded the preliminary fair value of the net assets acquired by approximately $2.6 million and $1.3 million, respectively. During the three-month period ended June 30, 2011, the purchase price for the Bostrom acquisition was reduced by approximately $0.1 million. During the three-month period ended September 30, 2011, the purchase price for the Stratos acquisition was increased by approximately $0.1 million. During the three months ended September 30, 2011, we reduced the preliminary purchase price allocation for the Bostrom acquisition by approximately $0.6 million. In connection with the allocation of the purchase price for Bostrom and Stratos, we recorded definite-lived intangible assets of approximately $2.6 million and $1.3 million, respectively, as shown in the following table (in thousands):

	Bostrom	Stratos
Purchase price, net of post-acquisition adjustment	$8,699	$2,415
Net assets at fair value	6,140	1,070

Excess of purchase price over net assets acquired	$2,559	$1,345

The purchase price allocation for the Bostrom acquisition and the Stratos acquisition was as follows (in thousands):

	Bostrom	Stratos
Accounts receivable	$3,898	$—
Inventories	2,274	840
Other current assets	4	—
Property, plant and equipment	4,960	437
Definite-lived intangible assets	2,559	1,345
Current liabilities	(4,996)	(207)

Contract purchase price	$8,699	$2,415

The following pro forma information for the three and nine months ended September 30, 2011 and 2010 presents the result of operations as if the acquisitions of Bostrom and Stratos had taken place at the beginning of the periods. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisition taken place at the beginning of the periods. In addition, the pro forma results are not necessarily indicative of the future financial or operating results (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$217,615	$159,538	$612,731	$462,660
Operating income	$13,653	$4,734	$33,936	$10,456
Net income	$7,482	$770	$9,431	$1,621

Earnings Per Share:
Basic	$0.27	$0.03	$0.34	$0.06
Diluted	$0.27	$0.03	$0.33	$0.06

On September 6, 2011, we entered into a joint venture (the “Joint Venture”) with Hema Engineering Industries Limited (“Hema”) for the production of seats and seating components for the India commercial vehicle market and for the supply of seats and components to our other global locations. We hold a 90% ownership and Hema holds a 10% ownership in the Joint Venture.

We will lease a production facility in the Delhi NCR (Gurgaon) region of India, where Hema has its existing manufacturing facilities. Hema will initially supply components to the Joint Venture. We have been awarded India truck seating business and expect to begin production of this business in early to mid-2012. We will also transfer existing business to the Joint Venture where it will be manufactured and supplied to other global CVG locations. We have already shipped tooling for certain of our products to India to support its global requirements, including the development of new markets in India.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$250,000	$164,987	$159,376

The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities. Based on these inputs, our long-term debt is classified as Level 2.

5. Stockholders’ Investment

Common Stock – Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,769,133 shares outstanding as of September 30, 2011.

Preferred Stock – Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2011.

Earnings Per Share – Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income applicable to common stockholders – basic and diluted	$7,376	$1,142	$8,484	$2,511

Weighted average number of common shares outstanding	27,768	27,340	27,767	25,770
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	384	747	420	814

Dilutive shares outstanding	28,152	28,087	28,187	26,584
Basic income per share	$0.27	$0.04	$0.31	$0.10

Diluted income per share	$0.26	$0.04	$0.30	$0.09

For the three months ended September 30, 2011 and 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options, respectively, as the effect would have been antidilutive. For the nine months ended September 30, 2011 and 2010, diluted earnings per share did not include approximately 0.5 million outstanding stock options, respectively, as the effect would have been antidilutive.

Dividends – We have not declared or paid any cash dividends in the past. The terms of our Loan and Security Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.

6. Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of September 30, 2011:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2008	798,450	9.2%	3 equal annual installments commencing on October 20, 2009
November 2009	638,150	8.2%	3 equal annual installments commencing on October 20, 2010
November 2010	404,000	8.2%	3 equal annual installments commencing on October 20, 2011

As of September 30, 2011, there was approximately $5.0 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the November 2008 awards, 13 months for the November 2009 awards and 25 months for the November 2010 awards, respectively.

The following table summarizes information about the non-vested restricted stock grants as of September 30, 2011:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,023	$9.02
Granted	—	—
Vested	(11)	2.47
Forfeited	(11)	7.60

Nonvested at September 30, 2011	1,001	$9.02

As of September 30, 2011, 1,705,549 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

8. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$50,637	$46,194
Work in process	13,867	12,477
Finished goods	13,764	13,727
Less excess and obsolete	(6,484)	(5,776)

	$71,784	$66,622

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

Our intangible assets were comprised of the following (in thousands):

	September 30, 2011				December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	22 years	$9,421	$(2,061)	$7,360	20 years	$5,655	$(1,807)	$3,848

We recorded approximately $2.6 million and $1.2 million in definite-lived intangible assets (tradenames) with useful lives of 30 years in connection with the Bostrom and Stratos acquisitions, respectively.

The aggregate intangible asset amortization expense was approximately $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.3 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2011, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2011	$345
2012	$365
2013	$365
2014	$365
2015	$365
2016	$365

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

•

The closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar's decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for all of these restructurings of approximately $6.6 million, consisting of approximately $2.5 million of severance costs and $4.1 million of facility closure costs. We have incurred cumulative restructuring charges of $5.9 million consisting of approximately $2.5 million of severance costs and $3.4 million of facility closure costs as of September 30, 2011.

A summary of the restructuring liability for the nine months ended September 30, 2011 is as follows (in thousands):

	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - December 31, 2010	$101	$1,362	$1,463
Provisions	128	414	542
Utilizations	(227)	(1,131)	(1,358)
Currency	—	59	59

Balance – September 30, 2011	$2	$704	$706

11. Commitments and Contingencies

Warranty – We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2011 (in thousands):

Balance – December 31, 2010	$2,653
Increase due to acquisitions	297
Additional provisions recorded	1,390
Deduction for payments made	(1,392)

Balance – September 30, 2011	$2,948

Leases – We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2011, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees – We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of September 30, 2011, we had no such guarantees.

Litigation – We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

12. Debt

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
8% senior notes due July 1, 2013	$—	$97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $3,042 of original issue discount)	—	13,758
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $5,463 of issuance premium)	—	47,587

Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	—	5,832
7.875% senior notes due April 15, 2019	250,000	—

	$250,000	$164,987

Revolving Credit Facility – On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a Loan and Security Agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our Loan and Security Agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April

26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

As of September 30, 2011, we did not have borrowings under the Loan and Security Agreement. In addition, as of September 30, 2011, we had outstanding letters of credit of approximately $3.2 million and borrowing availability of $36.8 million under the Loan and Security Agreement.

Our Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $10.0 million from June 30, 2011 through September 30, 2011, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2011.

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

The applicable margin for borrowings under the revolving credit facility is based upon the fixed charge coverage ratio for the most recently ended fiscal quarter, as follows:

Level	Ratio	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≤ 1.25 to 1.00	1.50%	2.50%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	≥ 1.75 to 1.00	1.00%	2.00%

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending September 30, 2011, the applicable margin was set at Level II, which corresponds to our June 30, 2011 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status – The revolving credit facility requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The revolving credit facility, as amended, contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2011.

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

7.875% Senior Secured Notes due 2019 – The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Association, as trustee. Interest is payable on the 7.875% notes on April 15 and October 15 of each year until their maturity date of April 15, 2019.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2011.

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

13. Income Taxes

We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2007. There is currently one income tax examination in process.

As of September 30, 2011, we have provided a liability of approximately $0.8 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.4 million accrued for the payment of interest and penalties at September 30, 2011, of which $0.2 million was accrued during the current year. Accrued interest and penalties are included in the $0.8 million of unrecognized tax benefits.

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

14. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of September 30, 2011, we did not have any derivatives designated as hedging instruments. As of September 30, 2010, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain Recognized in Income on Derivatives	2011	2010	2011	2010
		Amount of Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Other income	$—	$1,022	$—	$3,377

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$18	$58	$—	$—	$—	$1
Interest cost	490	492	528	596	16	30
Expected return on plan assets	(479)	(426)	(448)	(451)	—	—
Amortization of prior service cost	—	—	—	—	(32)	(25)
Recognized actuarial loss (gain)	26	24	71	104	(34)	2

Net periodic benefit cost	55	148	151	249	(50)	8
Special termination benefits	—	27	—	—	—	68

Net benefit cost	$55	$175	$151	$249	$(50)	$76

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$56	$170	$—	$—	$—	$3
Interest cost	1,467	1,488	1,630	1,643	48	89
Expected return on plan assets	(1,436)	(1,273)	(1,380)	(1,246)	—	—
Amortization of prior service cost	—	—	—	—	(96)	(50)
Recognized actuarial loss (gain)	77	79	220	286	(102)	4

Net periodic benefit cost	164	464	470	683	(150)	46
Special termination benefits	—	81	—	—	—	204

Net benefit cost	$164	$545	$470	$683	$(150)	$250

We previously disclosed in our financial statements for the year ended December 31, 2010, that we expect to contribute approximately $2.8 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2011. As of September 30, 2011, approximately $2.3 million of contributions have been made to our pension plans. We anticipate contributing an additional $0.6 million to our pension plans in 2011 for total estimated contributions during 2011 of $2.9 million.

16. Comprehensive Loss

We follow the comprehensive income accounting guidance, which established standards for reporting and display of comprehensive loss and its components. Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive loss represents net income adjusted for foreign currency translation adjustments and minimum pension liability. In accordance with the accounting guidance, we have elected to disclose comprehensive loss in stockholders’ investment. The components of accumulated other comprehensive loss consisted of the following as of September 30, 2011 (in thousands):

Foreign currency translation adjustment	$(9,243)
Pension liability	(11,827)

Accumulated other comprehensive loss	$(21,070)

Comprehensive income was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net income	$8,484	$2,511
Other comprehensive income:
Foreign currency translation adjustment	(1,397)	1,123
Pension liability	—	32

Comprehensive income	$7,087	$3,666

17. Related Party Transactions

In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of our freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the three months ended September 30, 2011 and 2010, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.1 million, respectively, for these services. For the nine months ended September 30, 2011 and 2010, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.3 million and $0.4 million, respectively, for these services.

18. Consolidating Guarantor and Non-Guarantor Financial Information

The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each guarantor is a direct or indirect subsidiary of CVG and has fully and unconditionally guaranteed the 7.875% notes issued by CVG, on a joint and several basis.

The following condensed consolidating financial information presents the financial information of CVG (the “parent company”), the guarantor companies and the non-guarantor companies in accordance with Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their 100% owned subsidiaries accounted for under the equity method. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$169,512	$66,764	$(19,367)	$216,909
COST OF REVENUES	—	145,981	60,473	(19,367)	187,087

Gross Profit	—	23,531	6,291	—	29,822
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,953	4,257	—	16,210
AMORTIZATION EXPENSE	—	57	8	—	65
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(5,851)	850	—	5,001	—

Operating Income	5,851	10,671	2,026	(5,001)	13,547
OTHER INCOME	—	(5)	(8)	—	(13)
INTEREST EXPENSE	282	5,040	23	—	5,345

Income Before (Benefit) Provision for Income Taxes	5,569	5,636	2,011	(5,001)	8,215
(BENEFIT) PROVISION FOR INCOME TAXES	(1,807)	1,397	1,249	—	839

NET INCOME	$7,376	$4,239	$762	$(5,001)	$7,376

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$463,493	$198,870	$(56,169)	$606,194
COST OF REVENUES	—	402,782	177,367	(56,169)	523,980

Gross Profit	—	60,711	21,503	—	82,214
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	35,524	12,903	—	48,427
AMORTIZATION EXPENSE	—	247	8	—	255
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(13,085)	572	—	12,513	—
RESTRUCTURING COSTS	—	542	—	—	542

Operating Income	13,085	23,826	8,592	(12,513)	32,990
OTHER INCOME	—	(5)	(5)	—	(10)
INTEREST EXPENSE	970	13,362	59	—	14,391
LOSS ON EARLY EXTINGUISHMENT OF DEBT	7,448	—	—	—	7,448

Income Before (Benefit) Provision for Income Taxes	4,667	10,469	8,538	(12,513)	11,161
(BENEFIT) PROVISION FOR INCOME TAXES	(3,817)	4,012	2,482	—	2,677

NET INCOME	$8,484	$6,457	$6,056	$(12,513)	$8,484

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$70,414	$47	$14,857	$—	$85,318
Accounts receivable, net	219	103,673	34,115	—	138,007
Intercompany receivable	85,228	17,833	—	(103,061)	—
Inventories	—	43,172	28,612	—	71,784
Prepaid expenses and other, net	—	4,706	4,284	(1)	8,989

Total current assets	155,861	169,431	81,868	(103,062)	304,098
PROPERTY, PLANT AND EQUIPMENT, net	—	62,905	10,116	—	73,021
EQUITY INVESTMENT IN SUBSIDIARIES	105,477	17,488	310	(123,275)	—
INTANGIBLE ASSETS, net	—	6,159	1,201	—	7,360
OTHER ASSETS, net	7,459	8,719	135	1	16,314

TOTAL ASSETS	$268,797	$264,702	$93,630	$(226,336)	$400,793

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$—	$51,160	$26,607	$—	$77,767
Intercompany payable	—	83,261	19,800	(103,061)	—
Accrued liabilities	8,449	22,262	9,292	—	40,003

Total current liabilities	8,449	156,683	55,699	(103,061)	117,770
LONG-TERM DEBT	250,000	—	—	—	250,000
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	11,473	9,538	—	21,011
OTHER LONG-TERM LIABILITIES	821	966	698	—	2,485

Total liabilities	259,270	169,122	65,935	(103,061)	391,266
STOCKHOLDERS’ INVESTMENT	9,527	95,580	27,695	(123,275)	9,527

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT	$268,797	$264,702	$93,630	$(226,336)	$400,793

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$5,959	$(12,208)	$4,590	$1	$(1,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(10,745)	(3,810)	—	(14,555)
Proceeds from disposal/sale of property plant and equipment	—	12	45	—	57
Post-acquisition and acquisition payments, net of cash received	—	(8,699)	(2,415)	—	(11,114)
Long-term supply contracts, other	—	(351)	—	—	(351)

Net cash used in investing activities	—	(19,783)	(6,180)	—	(25,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in intercompany receivables/payables	(39,126)	32,012	7,115	(1)	—
Repayment of long-term debt	(170,929)	—	—	—	(170,929)
Borrowing of long-term debt	250,000	—	—	—	250,000
Debt issuance costs and other	(6,963)	—	—	—	(6,963)

Net cash provided by financing activities	32,982	32,012	7,115	(1)	72,108

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	(1)	(1,759)	—	(1,760)

NET INCREASE IN CASH	38,941	20	3,766	—	42,727
CASH:
Beginning of period	31,473	27	11,091	—	42,591

End of period	$70,414	$47	$14,857	$—	$85,318

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$111,946	$49,477	$(10,473)	$150,950
COST OF REVENUES	—	98,683	42,876	(10,473)	131,086

Gross Profit	—	13,263	6,601	—	19,864
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	11,031	3,502	—	14,533
AMORTIZATION EXPENSE	—	60	—	—	60
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(4,970)	(91)	—	5,061	—
RESTRUCTURING COSTS	—	162	—	—	162

Operating Income	4,970	2,101	3,099	(5,061)	5,109
OTHER INCOME	—	—	(1,061)	—	(1,061)
INTEREST EXPENSE (INCOME)	4,408	(48)	58	—	4,418

Income Before (Benefit) Provision for Income Taxes	562	2,149	4,102	(5,061)	1,752
(BENEFIT) PROVISION FOR INCOME TAXES	(580)	895	295	—	610

NET INCOME	$1,142	$1,254	$3,807	$(5,061)	$1,142

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
REVENUES	$—	$336,837	$132,264	$(29,395)	$439,706
COST OF REVENUES	—	296,815	117,774	(29,395)	385,194

Gross Profit	—	40,022	14,490	—	54,512
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	32,014	9,398	—	41,412
AMORTIZATION EXPENSE	—	180	—	—	180
EQUITY IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	(9,687)	(672)	—	10,359	—
RESTRUCTURING COSTS	—	1,572	—	—	1,572

Operating Income	9,687	6,928	5,092	(10,359)	11,348
OTHER INCOME	(35)	—	(3,766)	—	(3,801)
INTEREST EXPENSE (INCOME)	12,904	(205)	140	—	12,839

(Loss) Income Before (Benefit) Provision for Income Taxes	(3,182)	7,133	8,718	(10,359)	2,310
(BENEFIT) PROVISION FOR INCOME TAXES	(5,693)	3,531	1,961	—	(201)

NET INCOME	$2,511	$3,602	$6,757	$(10,359)	$2,511

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2010

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$31,473	$27	$11,091	$—	$42,591
Accounts receivable, net	220	63,172	27,708	1	91,101
Intercompany receivable	46,102	942	—	(47,044)	—
Inventories	—	38,284	28,340	(2)	66,622
Prepaid expenses and other, net	—	6,490	4,659	(40)	11,109

Total current assets	77,795	108,915	71,798	(47,085)	211,423
PROPERTY, PLANT AND EQUIPMENT, net	—	52,875	6,446	—	59,321
EQUITY INVESTMENT IN SUBSIDIARIES	91,238	9,559	—	(100,797)	—
INTANGIBLE ASSETS, net	—	3,848	—	—	3,848
OTHER ASSETS, net	2,600	8,986	28	1	11,615

TOTAL ASSETS	$171,633	$184,183	$78,272	$(147,881)	$286,207

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$—	$37,657	$23,559	$—	$61,216
Intercompany payable	—	34,359	12,685	(47,044)	—
Accrued liabilities	6,092	19,931	8,147	(40)	34,130

Total current liabilities	6,092	91,947	44,391	(47,084)	95,346
LONG-TERM DEBT	164,987	—	—	—	164,987
PENSION AND OTHER POST-RETIREMENT BENEFITS	—	13,253	10,090	—	23,343
OTHER LONG-TERM LIABILITIES	666	911	1,066	—	2,643

Total liabilities	171,745	106,111	55,547	(47,084)	286,319
STOCKHOLDERS’ (DEFICIT) INVESTMENT	(112)	78,072	22,725	(100,797)	(112)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) INVESTMENT	$171,633	$184,183	$78,272	$(147,881)	$286,207

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(3,993)	$16,315	$(971)	$—	$11,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4,708)	(1,075)	—	(5,783)
Proceeds from disposal/sale of property plant and equipment	—	83	14	—	97
Long-term supply contracts, other	—	389	—	—	389

Net cash used in investing activities	—	(4,236)	(1,061)	—	(5,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in intercompany receivables/payables	8,987	(11,440)	2,453	—	—
Proceeds from issuance of common stock, net	25,359	—	—	—	25,359
Proceeds from issuance of common stock under equity incentive plans	1,126	—	—	—	1,126
Excess tax benefit from equity incentive plans	(52)	—	—	—	(52)

Net cash provided by financing activities	35,420	(11,440)	2,453	—	26,433

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	—	1	1,771	—	1,772

NET INCREASE IN CASH	31,427	640	2,192	—	34,259
CASH:
Beginning of period	9	38	9,477	—	9,524

End of period	$31,436	$678	$11,669	$—	$43,783

ITEM 2 –	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck original equipment manufacturers ("OEMs"), which we believe creates an opportunity to cross-sell our products and offer a fully integrated system solution.

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

Production of heavy truck commercial vehicles in North America was strong from 2004 to 2006 due to the broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. In 2010, North American Class 8 production levels had increased approximately 30% over the prior year period, suggesting a recovery in the heavy truck market, which continued into the first nine months of 2011, as North American Class 8 production levels rose 63% over the same period in 2010. According to an October 2011 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 154,000 in 2010 to 250,000 in 2011, peak at 323,000 in 2013 and decline to 259,000 in 2016, which represents a compound annual growth rate of approximately 9%.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and through the first nine months of 2011, the global construction market continues to show signs of recovery.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	86.3	86.8	86.4	87.6

Gross profit	13.7	13.2	13.6	12.4
Selling, general and administrative expenses	7.5	9.6	8.0	9.4
Amortization expense	—	—	0.1	—
Restructuring costs	—	0.1	0.1	0.4

Operating income	6.2	3.5	5.4	2.6
Other income	—	(0.6)	—	(0.9)
Interest expense	2.4	2.9	2.4	2.9
Loss on early estinghuishment of debt	—	—	1.2	—

Income before provision for income taxes	3.8	1.2	1.8	0.6
Provision for income taxes	0.4	0.4	0.4	—

Net income	3.4%	0.8%	1.4%	0.6%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues. Revenues increased approximately $66.0 million, or 43.7%, to $216.9 million in the three months ended September 30, 2011 from $150.9 million in the three months ended September 30, 2010. This change resulted primarily from:

•

a 70% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $50.1 million of increased revenues;

•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $1.6 million of increased revenues;

•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in an increase of approximately $3.1 million; and

•	our acquisitions of Bostrom Seating, Inc. (“Bostrom”) and Stratos Seating, Inc. (“Stratos”) resulting in approximately $11.2 million of increased revenues.

Gross Profit. Gross profit was approximately $29.8 million for the three months ended September 30, 2011 compared to $19.9 million in the three months ended September 30, 2010, an increase of approximately $9.9 million. This increase was primarily the result of the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 13.7% for the three months ended September 30, 2011 compared to 13.2% for the three months ended September 30, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1.7 million to $16.2 million in the three months ended September 30, 2011 from $14.5 million in the three months ended September 30, 2010. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.

Amortization Expense. Amortization expense was approximately $0.1 million for the three months ended September 30, 2011 and 2010, respectively.

Restructuring Costs. We recorded restructuring charges for the three months ended September 30, 2010 of $0.2 million relating to the closure of our Norwalk, Ohio facility.

Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2011, we did not have any derivatives designated as hedging instruments. We recorded other income for the three months ended September 30, 2011 of $13 thousand compared to $1.1 million for the three months ended September 30, 2010. The $1.1 million of other income recorded for the three months ended September 30, 2010, primarily related to the noncash change in value of the forward exchange contracts, which have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations.

Interest Expense. Interest expense increased approximately $0.9 million to $5.3 million in the three months ended September 30, 2011 from $4.4 million in the three months ended September 30, 2010. This increase was primarily due to higher average outstanding debt.

Provision (Benefit) for Income Taxes. Our effective tax rate was 10.2% and 34.8% for the three months ended September 30, 2011 and 2010, respectively. An income tax provision of approximately $0.8 million was recorded for the three months ended September 30, 2011 compared to approximately $0.6 million for the three months ended September 30, 2010. The change in income tax from the prior year’s quarter can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.

Net Income. Net income was $7.4 million in the three months ended September 30, 2011, compared to $1.1 million in the three months ended September 30, 2010, primarily as a result of the factors discussed above.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Revenues. Revenues increased approximately $166.5 million, or 37.9%, to $606.2 million in the nine months ended September 30, 2011 from $439.7 million in the nine months ended September 30, 2010. This change resulted primarily from:

•

a 63% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $112.7 million of increased revenues;

•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $18.0 million of increased revenues;

•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in an increase of approximately $9.6 million; and

•	our acquisition of Bostrom Seating, Inc. (“Bostrom”) and Stratos Seating, Inc. (“Stratos”) resulting in approximately $26.2 million of increased revenues.

Gross Profit. Gross profit was approximately $82.2 million for the nine months ended September 30, 2011 compared to $54.5 million in the nine months ended September 30, 2010, an increase of approximately $27.7 million. This increase was primarily the result of the impact of the increased revenues discussed above. As a percentage of revenues, gross profit was 13.6% for the nine months ended September 30, 2011 compared to 12.4% for the nine months ended September 30, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $7.0 million to $48.4 million in the nine months ended September 30, 2011 from $41.4 million in the nine months ended September 30, 2010. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives, as well as the acquisitions of Bostrom and Stratos.

Amortization Expense. Amortization expense was approximately $0.3 million for the nine months ended September 30, 2011 compared to $0.2 million for the nine months ended September 30, 2010.

Restructuring Costs. We recorded restructuring charges for the nine months ended September 30, 2011 of $0.5 million relating to the closure of our Norwalk, Ohio and Vancouver, Washington facilities. We recorded restructuring charges for the nine months ended September 30, 2010 of $1.6 million relating to the closure of our Norwalk, Ohio facility.

Other Income. We use forward exchange contracts to hedge foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. As of September 30, 2011, we did not have any derivatives designated as hedging instruments. We recorded other income for the nine months ended September 30, 2011 of $10 thousand compared to $3.8 million for the nine months ended September 30, 2010. The $3.8 million of other income recorded for the nine months ended September 30, 2010 primarily related to the noncash change in value of the forward exchange contracts, which have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations.

Interest Expense. Interest expense increased approximately $1.6 million to $14.4 million in the nine months ended September 30, 2011 from $12.8 million in the nine months ended September 30, 2010. This increase was primarily due to higher average outstanding debt.

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

Provision (Benefit) for Income Taxes. We recorded an income tax provision of approximately $2.7 million for the nine months ended September 30, 2011 compared to an income tax benefit of approximately $0.2 million for the nine months ended September 30, 2010. The change in income tax from the prior year period can be primarily attributed to changes in tax reserves, geographic tax rates and profitability and to valuation allowances recorded against our deferred tax assets.

Net Income. Net income was $8.5 million in the nine months ended September 30, 2011, compared to $2.5 million in the nine months ended September 30, 2010, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2011, net cash used in operations was approximately $1.7 million compared to net cash provided of approximately $11.4 million for the nine months ended September 30, 2010. The net cash used in operations for the nine months ended September 30, 2011 was primarily a result of an increase in accounts receivable.

Net cash used in investing activities was approximately $26.0 million for the nine months ended September 30, 2011 compared to $5.3 million for the nine months ended September 30, 2010. The amounts used in investing activities for the nine months ended September 30, 2011 primarily reflect capital expenditure purchases and our acquisitions of Bostrom and Stratos.

Net cash provided by financing activities was $72.1 million for the nine months ended September 30, 2011, compared to $26.4 million for the nine months ended September 30, 2010. The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to net proceeds from issuance of our 7.875% notes as part of our debt refinancing.

Debt and Credit Facilities

As of September 30, 2011, our outstanding indebtedness consisted of $250.0 million of our 7.875% senior notes due 2019. Excluding $3.2 million of outstanding letters of credit under various financing arrangements, we had an additional $36.8 million of borrowing capacity under our revolving credit facility.

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

As of September 30, 2011, approximately $7.1 million in deferred fees relating to the revolving credit facility and our 7.875% notes were outstanding and were being amortized over the life of the agreements.

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

The applicable margin for borrowings under the revolving credit facility is based upon the fixed charge coverage ratio for the most recently ended fiscal quarter, as follows:

Level	Ratio	Domestic Base Rate Loans	LIBOR Revolver Loans
III	< 1.25 to 1.00	1.50%	2.50%
II	≥ 1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	≥ 1.75 to 1.00	1.00%	2.00%

Thereafter, the applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending September 30, 2011, the applicable margin was set at Level II, which corresponds to our June 30, 2011 financial statements and compliance certificate.

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

The revolving credit facility, as amended, contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2011.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2011.

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

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant or the minimum availability requirement, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 7.875% notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Update on Contractual Obligations

At September 30, 2011, we have provided a liability for $0.8 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.

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

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: November 2, 2011	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)