Form 10-K
period 2011-12-31
Commercial Vehicle Group, Inc.
filed 2012-03-13
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2011, was $ $352,919,129.

As of March 9, 2012, 29,063,657 shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 10, 2012 (the “2012 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position and (ix) our ability to comply with the financial covenants in our revolving credit facility. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I

Item 1.	Business

Overview

Commercial Vehicle Group, Inc. (a Delaware corporation formed in August 2000) and its subsidiaries, is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction, military, bus and agriculture markets and the specialty transportation markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck and certain leading global construction original equipment manufacturers (“OEM”), which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates.

New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. Production of heavy truck commercial vehicles in North America was strong from 2004 to 2006 due to the broad economic recovery in North America, corresponding growth in the movement of goods, the growing need to replace aging truck fleets and OEMs receiving larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. According to a February 2012 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 255,000 in 2011, peak at 320,000 in 2013 and decline to 256,000 in 2016. We believe the increase in demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 11.9 trillion in 2011 to 14.1 trillion in 2016. ACT estimates that the average age of active U.S. Class 8 trucks is 6.7 years in 2011, the highest average vehicle age over the past 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. Demand in the construction equipment market in 2009 declined significantly from 2008 as a result of the continuing economic downturn in the housing and financial markets. During 2010 and continuing in 2011, the global construction market showed signs of recovery.

Industry

Within the commercial vehicle industry, we sell our products primarily to the global OEM truck market (approximately 47% of our 2011 revenues), the global construction OEM market (approximately 25% of our 2011 revenues), the military market (approximately 4% of our 2011 revenues) and the aftermarket and OEM service organizations (approximately 14% of our 2011 revenues). The majority of the remaining 10% of our 2011 revenues was derived from other global commercial vehicle and specialty markets.

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

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators and other industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels from 2002 through 2011 in North America:

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(Thousands of units)
Class 8 heavy trucks	181	182	269	339	376	212	206	118	154	255
Class 5-7 light and medium-duty trucks	202	197	235	253	275	206	158	98	118	167

Total	383	379	504	592	651	418	364	216	272	422

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2012).

The following describes the major markets within the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of North American Class 8 truck production in 2011. The percentages of Class 8 production represented by Daimler Trucks, PACCAR, International (Navistar) and Volvo/Mack were approximately 31%, 29%, 21% and 17%, respectively, in 2011. We supply products to all of these OEMs.

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

In mid-2003, evidence of renewed growth emerged and truck tonmiles (number of miles driven multiplied by number of tons transported) began to increase, along with new truck sales. During the second half of 2003, new truck dealer inventories declined and, consequently, OEM truck order backlogs began to increase. According to ACT, monthly truck order rates began increasing significantly from December 2003 through 2005. In 2006, OEMs received larger than expected preorders in anticipation of the new EPA emissions standards becoming effective in 2007. During 2007, 2008 and 2009, the demand for North American Class 8 heavy trucks declined as a result of 2006 preorders, a weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. In 2010, North American Class 8 production levels increased approximately 30% over the prior-year period. We believe that the increase from 2009 to 2010 was a result of the strengthening in the North American economy and corresponding increase in the need for commercial vehicles to haul freight tonnage in North America. The strengthening in the North American economy continued into 2011 as North American Class 8 production levels increased approximately 66% over 2010. According to ACT, unit production for 2012 is estimated to increase approximately 16% from 2011 levels to approximately 296,000 units.

The following table illustrates North American Class 8 truck build for the years 1999 to 2016:

North American Class 8 Truck Build Rates

(In thousands)

“E” — Estimated

Source: ACT Commercial Vehicle OUTLOOK (February 2012).

We believe the following factors are currently driving the North American Class 8 truck market:

Economic Conditions.    The North American truck industry is directly influenced by overall economic growth, consumer spending and the ability of our customers to access capital. Since truck OEMs supply the fleet lines of North America, their production levels generally match the demand for freight. The freight carried by these trucks includes consumer goods, machinery, food and beverages, construction equipment and supplies, electronic equipment and a wide variety of other materials. Since most of these items are driven by macroeconomic conditions, the truck industry tends to follow trends of gross domestic product. Generally, given the dependence of North American shippers on trucking as a freight alternative, general economic conditions have been a primary indicator of future truck builds.

Truck Freight Growth.    According to ACT’s U.S. freight composite, freight volumes began to recover in 2010 and continued into 2011. The ACT freight composite is a measure created to estimate the amount of freight hauled by weighting different sectors of the economy for their contribution to overall freight. ACT forecasts that total U.S. freight composite will increase from 11.9 trillion in 2011 to 14.1 trillion in 2016, as summarized in the following graph:

Total U.S. Freight Composite

(In billions)

“E” — Estimated

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2012).

Truck Replacement Cycle and Fleet Aging.    The average age of active Class 8 trucks has increased from approximately 5.3 years in 1999 to approximately 6.7 years in 2011. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks

(In years)

“E” — Estimated

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2012).

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

Commercial Construction Vehicle Market

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment: the medium/heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller scale developments and projects. Our products are primarily used in the medium/heavy construction equipment market.

During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and continuing in 2011, the global construction market has shown signs of recovery. According to an October 2011 report by Millmark Associates, a publisher of industry market research, global production units in the construction market for the products in which we market (pavers, dozers, excavators, graders, skid steers, compactors and loaders), are expected to increase from 963,000 in 2011 to 1,452,000 in 2015. The chart below illustrates the continued estimated growth in the global construction market for the products in which we market from 2011 to 2015:

“E” — Estimated

Source: Millmark Global Equipment Production (October 2011) and Company estimates.

Purchasers of medium/heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies and forestry related industries. Purchasers of light construction equipment include contractors, rental fleet owners, landscapers, logistics companies and farmers. In the medium/heavy construction equipment market, we primarily supply OEMs with our seating and wire harness products.

Military Equipment Market

We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Sales and production of these vehicles can be influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles has fluctuated as a result of the continuing conflict in the Middle East. In addition, demand has increased for remanufacturing and replacement of the large fleet of vehicles that have served in the Middle East due to over-use and new armor and technology requirements.

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

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.    We believe that we are a leading supplier of seating systems and soft interior trim products, a leading non-captive manufacturer of structural components and body systems (which includes cab body assemblies) for the North American commercial vehicle heavy truck market and one of the largest global suppliers of construction vehicle seating systems. We market our major product brands under names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These major product brands include CVG, Sprague Devices™, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating, Bostrom Seating®, Stratos Seating®, CIEB®, Trim Systems, ComforTEK™, FlameTEK™ and Mayflower Vehicle Systems®.

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

Strong Relationships with Leading Customers and Major Fleets.    Because of our comprehensive product offerings, brand names and innovative product features, we believe we are an important long-term global supplier to many of the leading heavy truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, International (Navistar), Daimler Trucks, Deere & Co., Oshkosh Corporation, Komatsu and Skoda. In addition, through our sales force and engineering teams, we maintain active relationships with the major heavy-duty truck fleet organizations that are end-users of our products such as Yellow Roadway Corp., Swift Transportation, Schneider National, Ryder Leasing and Walmart. As a result of our high-quality, innovative products, well recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.

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

Proven Management Team.    Our management team is highly respected within the commercial vehicle market, and our five executive officers have a combined average of 30 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions, improving processes through cyclical periods and expanding revenue through product, market and customer diversification.

Strategy

Our primary growth strategies are as follows:

Increase Content, Expand Customer Penetration and Leverage System Opportunities.    We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the vehicles manufactured by these OEMs. These products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles. We have established operations in North America, Europe, Asia and Australia and are aggressively working to secure new business from both existing and new customers on a global basis.

Leverage Our Product Development Capabilities.    Maximizing our specialized equipment and expertise, we continue to focus on our engineering and research and development activities so that we can meet the stringent demands of our global customers and end-users. As an example, we have developed several new products for our customers, including the GSX range of seating for global heavy truck applications, molded flooring and wiper products. We believe we will continue to design and develop new products that consider market and customer trends that will add or improve content and increase cab comfort and safety.

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

Grow Sales to the Aftermarket.    While commercial vehicles have a relatively long life, certain components, such as seats, wipers and mirrors, are replaced more frequently. We believe this provides increased opportunities for our aftermarket products as the number of vehicles in operation and the number of miles driven per vehicle increases. We believe that there are opportunities to leverage our brand recognition to increase our sales to the replacement aftermarket.

Pursue Strategic Acquisitions and Continue to Diversify Revenues.    We may selectively pursue complementary strategic acquisitions that allow us to leverage the marketing, engineering and manufacturing strengths of our business and expand our revenues to new and existing customers. The markets in which we operate are fragmented and provide for consolidation opportunities. Our acquisitions have enabled us to become a global supplier with the capability to offer a broad range of products for a variety of end market applications. In addition, these acquisitions have allowed us to diversify our revenue base by customer, market, location or product offering.

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

We differentiate our seats from our competitors’ seats by focusing on driver safety, driver comfort, product durability and customer value. Our seats help improve driver retention, reduce workers’ compensation claims and decrease overall maintenance costs. Operators of heavy trucks recognize and are often given the opportunity to specify their choice of seat brands, and we strive to develop strong customer loyalty both with the commercial vehicle OEMs and among operators. We believe that we have superior technology and can offer a unique seat that is ergonomically designed, accommodates a range of operator sizes and absorbs shock to maximize operator comfort.

Construction and Other Commercial Vehicle Seats.    We produce seats and seating systems for commercial vehicles used in the global construction and agricultural, bus, military, commercial transport and municipal industries. The principal focus of these seating systems is durability. These seats are ergonomically designed for difficult working environments and to provide comfort and control throughout the range of seats and chairs.

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

Electronic Wire Harnesses.    We offer a broad range of complex electronic wire harness assemblies that function as the primary current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on a commercial vehicle. Our wire harnesses are highly customized to fit specific end-user requirements. We provide our wire harnesses for a wide variety of commercial vehicles, tactical vehicles, specialty trucks, automotive and other specialty applications, including heavy construction and forestry machines and mining trucks.

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

Windshield Wiper Systems.    We offer application-specific windshield wiper systems and individual windshield wiper components for the commercial vehicle market. Our windshield wiper systems are generally delivered to the OEM fully assembled and ready for installation. A windshield wiper system is typically composed of a combination of an electric motor, linkages, arms, wiper blades, washer reservoirs and related pneumatic or electric pumps.

Controls.    We offer a range of controls and control systems for window lifts, door locks and electric switch products.

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

We have a broad array of processes to offer our commercial vehicle OEM customers to enable us to meet their styling and cost requirements. We believe the vehicle cab is the most significant and appealing aspect to the operator of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features.

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

As a means to continuously enhance our operations, we utilize the TQPS philosophy throughout our operations. TQPS is our customized version of Lean Manufacturing and consists of a 32-hour interactive class that is taught by members of our management team. TQPS is an analytical process in which we analyze each of our manufacturing cells and identify the most efficient process to improve efficiency and quality. The goal is to achieve total cost management and continuous improvement. Some examples of TQPS-related improvements are: reduced labor to move parts around the facility, clear walking paths in and around manufacturing cells and increased safety. An ongoing goal is to reduce the time employees spend waiting for materials within a facility. In an effort to increase operational efficiency, improve product quality and provide additional capacity, we intend to continue to implement TQPS improvements at each of our manufacturing facilities.

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

•

Electronic Wire Harnesses and Panel Assemblies.    The principal raw materials used to manufacture our electronic wire harnesses are wire and cable, connectors, terminals, switches, relays and various covering techniques involving braided yarn, braided copper, slit and non-slit conduit and foam molded via the reaction injection molding process. These raw materials are obtained from multiple suppliers and are generally readily available.

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

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time less than a year. Due to the volatility in pricing over the last several years, we are using tools such as market index pricing and competitive bidding to assist in reducing our overall cost. We continue to closely align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck and construction markets. Approximately 47% and 25% of our 2011 revenues and approximately 40% and 23% of our 2010 revenues were derived from sales to commercial vehicle truck and construction OEMs, respectively, with the remainder of our revenues being generated principally from sales to the military and aftermarket and OEM service markets.

The following is a summary of our significant revenues by end market based on final destination customers and markets for each of the three years ended December 31:

	2011	2010	2009
Heavy Truck OEM	47%	40%	48%
Construction	25	23	15
Aftermarket and OEM Service	14	14	14
Military	4	9	10
Bus	2	3	4
Agriculture	1	1	1
Other	7	10	8

Total	100%	100%	100%

Our principal customers include PACCAR, Volvo/Mack, Daimler Trucks, Caterpillar, International (Navistar), Deere & Co., Oshkosh Corporation, Komatsu and Skoda. We believe we are an important long-term supplier to all of our customers because of our comprehensive product offerings, leading brand names and product innovation.

The following is a summary of our significant revenues based on customers for the three years ended December 31:

	2011	2010	2009
PACCAR	18%	12%	14%
Volvo / Mack	14	11	10
Daimler Trucks	13	11	9
Caterpillar	11	12	7
International (Navistar)	9	11	16
Deere & Co.	4	3	2
Oshkosh Corporation	4	8	8
Komatsu	3	3	2
Skoda	2	2	2
Other	22	27	30

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2011.

Our European, Asian, Australian and Mexican operations collectively contributed approximately 24%, 26%, and 20% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The change in revenue by geographic location in 2011 is primarily related to the impact of the economic conditions in these regions of the world and its related impact on end market demand.

Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments in terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these contracts, purchase orders and commitments provide that the customer can terminate the contract, purchase order or commitment if we do not meet specified quality, delivery and cost requirements. Such contracts, purchase orders or other firm commitments generally extend for the entire life of a platform, which is typically five to seven years. Although these contracts, purchase orders or other commitments may be terminated at any time by our customers (but not by us), such terminations have been minimal and have not had a material impact on our results of operations. In order to reduce our reliance on any one vehicle model, we produce products for a broad cross section of both new and more established models.

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

Competition

Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. We believe we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab system products, including interior systems (seats, interior trim and flooring systems), mirrors and wire harnesses with the cab structure. A summary of our estimated market position and primary independent competitors is set forth below:

Seats and Seating Systems.    We believe that we have the number one market position in North America supplying seats and seating systems to the commercial vehicle heavy truck market. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Grammer AG and Seats, Inc., and our primary competitors in the European and Asian commercial vehicle market include Grammer AG, Isringhausen and Tiancheng.

Electronic Wire Harnesses and Panel Assemblies.    We believe that we are a leading supplier of low- to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as Delphi, Forschner, Leoni, Nexans, PKC, Stoneridge, Sumitomo and Yazaki and smaller independent companies such as Fargo Assembly, St. Clair Technologies and Unlimited Services.

Trim Systems and Components.    We believe that we have the number one market position in the North American commercial vehicle heavy truck market with respect to our soft interior trim products and a leading presence in the hard interior trim market. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Inteva, Wilbur, Superior, Trim Masters Inc., Blachford Ltd. and Magna.

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    We believe we are a leading non-captive supplier in the North American commercial vehicle heavy truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Crenlo, Spartanburg Stamping and Defiance Metal Products.

Mirrors, Wipers and Controls.    We believe that we are a leading supplier in the North American commercial vehicle heavy truck market with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Lang-Mekra and Trucklite, and our principal competitors for windshield wiper systems are Doga, Wexco, Trico and Valeo.

Research and Development

We believe our state-of-the-art research and development center enables us to offer superior quality and technologically advanced products to our customers at competitive prices. From invention and discovery to concept, prototyping and production solutions, we offer industrial engineering, product design, CAE/FEA simulation and testing and evaluation services that are necessary in today’s demanding markets. With state-of-the-art laboratories for virtual driving, acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out, we design complete integrated solutions for the end-user (heavy and medium duty trucks, construction and agriculture vehicles and niche vehicles) supporting the fleet manager and the OEM.

We engage in global engineering and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design and development of new products for existing and new applications.

We work with our customers’ engineering and development teams at the beginning of the concept design process for new components and assemblies, or the redesign process for existing components and assemblies, in order to leverage production efficiency and quality. These processes may take place from one to three years prior to the commencement of production. Due to the compressive nature of our business, development time is critical. A new component takes between 12 and 24 months during the design phase, while the re-engineering of an existing part may take between one and six months. Early design involvement can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.

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

We are currently involved in the design stage of several products for our customers and expect to begin production of these products in the years 2012 to 2014.

Intellectual Property

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

Our major product brands include CVG, Sprague Devices™, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating, Bostrom Seating®, CIEB®, Stratos Seating®, Trim Systems, ComforTEK™, FlameTEK™ and Mayflower Vehicle Systems®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles softens during the holiday seasons in North America, Europe, Asia and Australia as OEM manufacturers generally close their production facilities at various times during the year.

Employees

As of December 31, 2011, we had approximately 6,356 permanent employees, of whom approximately 16% were salaried and the remainder were hourly. As of December 31, 2011, approximately 49% of the employees in our North American operations were unionized, and approximately 50% of our employees at our European, Asian and Australian operations were represented by shop steward committees. We did not experience any material strikes, lockouts or work stoppages during 2011 and consider our relationship with our employees to be satisfactory. On an as-needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

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

Several of our facilities are either certified as, or are in the process of being certified as, ISO 9001, 14000 or 14001 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in the remainder of 2012 or in 2013. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Government Regulations

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing heavy-duty (Class 8) diesel engines that went into effect in the U.S. on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such date and reduced short term demand for such trucks in periods immediately following such date. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. In 2011, the EPA and National Highway Traffic Safety Administration adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards will phase in with increasing stringency in each model year from 2014 to 2018. Any changes in EPA or CARB regulations can have an impact on production volumes for new vehicles and, as a result, indirectly impact our operations. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

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

Executive Officers of Registrant

The following table sets forth certain information with respect to our executive officers as of March 8, 2012:

Name	Age	Principal Position(s)

Gerald L. Armstrong	50	Executive Vice President and President & General Manager of Cab Systems

W. Gordon Boyd	64	Executive Vice President and President of Seating Systems

Mervin Dunn	58	President, Chief Executive Officer and Director

Kevin R.L. Frailey	45	Executive Vice President and President & General Manager of Electrical Systems

Chad M. Utrup	39	Executive Vice President, Chief Financial Officer and Secretary

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

Kevin R.L. Frailey has served as President and General Manager of Electrical Systems since July 2010 and as Executive Vice President since March 2011. From December 2008 to July 2010, Mr. Frailey served as the Executive Vice President and General Manager for Electrical Systems and prior thereto served as the Executive Vice President of Business Development from February 2007 to December 2008. Prior to joining us, Mr. Frailey served as Vice President and General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the boards of various joint ventures, most notably those of Arvin Sango, Inc., and AD Tech Co., Ltd.

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

•

The agreement governing our revolving credit facility contains financial covenants, and that agreement and the indenture governing our 7.875% senior secured notes due 2019 (the “7.875% notes”) contain other covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

We entered into an amended and restated loan and security agreement on April 26, 2011, which amended and restated the loan agreement, dated January 7, 2009 (as amended, the “Loan and Security Agreement”), which governs our revolving credit facility (as amended, the “revolving credit facility”). Under the revolving credit facility, we are required, under certain circumstances, to comply with a fixed charge coverage ratio covenant, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities — Revolving Credit Facility.” We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. If we do not comply with the financial and other covenants in the Loan and Security Agreement and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 7.875% notes. The lender under the Loan and Security Agreement would also have the right in these circumstances to terminate any commitments it has to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

In addition, the Loan and Security Agreement contains covenants that, among other things, restrict our ability to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue preferred stock;

•	pay dividends, or make redemptions and repurchases, with respect to capital stock;

•	prepay, or make redemptions and repurchases of, subordinated debt;

•	make loans and investments;

•	make capital expenditures;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to the issuer;

•	change the business conducted by us or our subsidiaries; and

•	amend the terms of subordinated debt.

The indenture governing the 7.875% notes also contain restrictive covenants. The operating and financial restrictions and covenants in this debt agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

•	Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

The aggregate amount of our outstanding indebtedness was $250.0 million as of December 31, 2011. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility and the 7.875% notes, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving credit facility and the indenture governing the 7.875% notes;

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

The agreement governing the revolving credit facility and the indenture governing the 7.875% notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

•

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. We may not be able to refinance or restructure our indebtedness before it becomes due.

Our ability to pay interest on and principal of the revolving credit facility, the 7.875% notes and to satisfy our other debt obligations will depend principally upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments.

Our revolving credit facility is due in 2014, and the 7.875% notes are due in 2019. We may not be able to refinance or restructure our revolving credit facility or our long-term debt before it becomes due. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, including payments on the revolving credit facility and the 7.875% notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the Loan and Security Agreement and the indenture governing the 7.875% notes, or any agreements governing any future debt instruments, restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations at all or on commercially reasonable terms, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our long-term debt.

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

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 and 2008 as a result of preorders in 2006 in anticipation of the new EPA emission standards becoming effective in 2007 and general weakness in the North American economy and corresponding decline in the need for heavy truck commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. North American Class 8 production levels in 2009 were down approximately 42% over 2008 as the overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles. In addition, tightening of credit in financial markets may continue to adversely affect the ability of our customers to obtain financing for significant truck orders. Although North American Class 8 production in 2011 increased approximately 66% over the prior year period, we cannot provide any assurance as to the length or level of the recovery from the recent decline, and any further decline would have an adverse impact on our business and results of operations. Any extended downturn could again materially affect our business and results of operations. We also cannot predict that the industry will follow past cyclical patterns that might include strong preorders in advance of new emissions standards or declines driven by post-EPA standards or economic conditions. If unit production of Class 8 heavy trucks does not continue to recover, it may continue to adversely affect our business and results of operations.

•	Volatility in the commercial vehicle market could result from manmade and natural disasters and other global business disruptions.

Volatility in the commercial vehicle market could result from manmade and natural disasters and other global business disruptions. Such catastrophic events may disrupt the commercial vehicle supply chain and materially adversely affect global production levels in our industry. The impact from disasters that result in wide-spread destruction may not be immediately apparent. It is particularly difficult to assess the impact of catastrophic losses on our suppliers and end customers, who themselves may not fully understand the impact of such events on their businesses. Accordingly, there is no assurance that our results of operations will not be materially affected as a result of the impact of future disasters.

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

Accordingly, our results of operations are directly impacted by changes in the U.S. economy and global economic conditions. The substantial downturn in the U.S. and global economies in 2009 significantly lowered demand for our products. This lower demand reduced our revenues by approximately 40% for the year ended

December 31, 2009 compared to the prior year period and reduced our operating income. In 2010 and continuing into 2011, the heavy truck and global construction markets showed signs of recovery. If the global economy and the financial markets do not continue to recover, we expect that low demand for our products could continue to have a negative impact on our revenues, operating results and financial position. Any prolonged recession could result in lower earnings and reduced cash flow that, over time, could have a material adverse impact on our ability to fund our operations and capital requirements.

•	Current economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. The crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under the Loan and Security Agreement and the other agreements governing our outstanding indebtedness (including the indenture governing the 7.875% notes) will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. We believe the tightening of credit in financial markets has also adversely affected the ability of our customers to obtain financing for significant truck orders and the ability of our suppliers to provide us with sufficient raw materials for our products. If the credit markets do not improve or if there is any future tightening of those markets, our customers’ ability to finance the purchase of new commercial vehicles or our suppliers’ ability to provide us with raw materials may be adversely impacted, either of which could adversely affect our business and results of operations.

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

We may pursue additional acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, resulting in additional leverage. The covenants in the Loan and Security Agreement and the indenture governing the 7.875% notes may further limit our ability to complete acquisitions. There can be no assurance that we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If we fail to complete additional acquisitions, we may have difficulty competing with more thoroughly integrated competitors and our results of operations could be adversely affected. To the extent that we do complete additional acquisitions, if the expected synergies from such acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

•	We may be adversely impacted by labor strikes, work stoppages and other matters.

The hourly workforces at our Shadyside, Ohio facility and Mexico operations are unionized. The unionized employees at these facilities represented approximately 49% of our employees in our North American operations as of December 31, 2011. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 50% of our employees at our European, Asian and Australian operations were represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2012 or 2013. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the U.S. Environmental Protection Agency (“EPA”), state regulatory agencies in North America, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration in the U.S. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards governing heavy-duty (Class 8) diesel engines that went into effect in the U.S. on October 1, 2002 and January 1, 2007 resulted in significant purchases of new trucks by fleet operators prior to such dates and reduced short term demand for such trucks in periods immediately following such dates. New emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. In 2011, the EPA and National Highway Traffic Safety Administration adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards will phase in with increasing stringency in each model year from 2014 to 2018. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.

Sales to PACCAR, Volvo/Mack, Daimler Trucks, Caterpillar, International (Navistar), Deere & Co. and Oshkosh Trucks accounted for approximately 18%, 14%, 13%, 11%, 9%, 4% and 4%, respectively, of our revenue in 2011, and our ten largest customers accounted for approximately 78% of our revenue in 2011. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 24% of our revenues in 2011. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 24%, 26% and 20% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

The commercial vehicle component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies that are larger and have greater financial and other resources than we do. In some cases, we compete with divisions of our OEM customers. For example, the closing of our Norwalk, Ohio truck cab assembly facility in 2010 was a result of Navistar’s decision to insource the cab assembly operations that we performed in that facility into its existing assembly facility in Escobedo, Mexico. Our products primarily compete on the basis of price, breadth of product offerings, product quality, technical expertise and development capability, product delivery and product service. Increased competition may lead to price reductions resulting in reduced gross margins and loss of market share.

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

We estimate that we will record total cash expenditures for all of these restructuring plans of approximately $6.6 million, consisting of approximately $2.5 million of severance costs and $4.1 million of facility closure costs.

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

Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2011:

Location	Primary Product/Function	Approximate Square Footage	Ownership Interest
Piedmont, Alabama	Seats	190,000 sq. ft.	Owned
Douglas, Arizona	Warehouse	20,000 sq. ft.	Leased
Monona, Iowa	Wire Harness Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness Assembly	36,000 sq. ft.	Leased
Dekalb, Illinois	Wire Harness Assembly	60,000 sq. ft.	Leased
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Wixom, Michigan	Engineering	3,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina	Interior Trim and Warehouse	190,000 sq. ft.	Leased
Concord, North Carolina	Injection Molding	152,000 sq. ft.	Leased
Norwalk, Ohio	Idle	340,000 sq. ft.	Owned/Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Chillicothe, Ohio	Interior Trim and Warehouse	74,000 sq. ft.	Owned /Leased
New Albany, Ohio	Corporate Headquarters/R&D	89,000 sq. ft.	Leased
Tigard, Oregon	Interior Trim and Warehouse	90,000 sq. ft.	Leased
Vonore, Tennessee	Seats, Mirrors	200,000 sq. ft.	Owned
Tellico Plains, Tennessee	Cut and Sew	148,000 sq. ft.	Leased
Dublin, Virginia	Interior Trim and Warehouse	88,000 sq. ft.	Owned/Leased
Agua Prieta, Mexico	Wire Harness Assembly	225,000 sq. ft.	Leased
Saltillo, Mexico	Interior Trim	160,000 sq. ft.	Leased
Northampton, United Kingdom	Seat Assembly	210,000 sq. ft.	Leased
Brisbane, Australia	Seat Assembly	29,000 sq. ft.	Leased
Sydney, Australia	Seat Assembly	25,000 sq. ft.	Leased
Shanghai, China	Seat Assembly	109,000 sq. ft.	Leased

Location	Primary Product/Function	Approximate Square Footage	Ownership Interest
Beijing, China	Seat Assembly	20,000 sq. ft.	Leased
Xuzhou, China	Warehouse	11,000 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seat Assembly	94,000 sq. ft.	Owned
Liberec, Czech Republic	Wire Harness Assembly	104,000 sq. ft.	Leased
Kamyanets-Podilsky, Ukraine	Wire Harness Assembly	46,000 sq. ft.	Leased

We also have leased sales and service offices located in the U.S., Belgium, Australia, Sweden, Czech Republic and France.

Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan; Aurora, Illinois; and New Albany, Ohio facilities, which are administrative offices, and our leased warehouse facilities in Douglas, Arizona; Statesville, North Carolina; Chillicothe, Ohio; Tigard, Oregon; Dublin, Virginia and Xuzhou, China.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$11.88	$5.95
Third Quarter	$15.08	$5.65
Second Quarter	$19.00	$13.03
First Quarter	$19.62	$14.00
Year Ended December 31, 2010:
Fourth Quarter	$18.52	$9.63
Third Quarter	$11.64	$8.71
Second Quarter	$13.69	$7.00
First Quarter	$7.89	$4.69

As of March 9, 2012, there were 159 holders of record of our outstanding common stock.

We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the Loan and Security Agreement and the indenture governing the 7.875% notes, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities.”

The following graph compares the cumulative five year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a customized peer group of five companies that includes: Accuride Corporation, ArvinMeritor, Inc, Cummins, Inc., Eaton Corp. and Stoneridge, Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.

*	Based on $100 invested on December 31, 2006 in stock or index, including reinvestment of dividends.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Commercial Vehicle Group, Inc.	100.00	66.51	4.27	27.48	74.54	41.47
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Commercial Vehicle Supplier Composite	100.00	154.95	73.32	112.83	225.54	182.72

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2011:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Prgrams
Month #1
(October 1, 2011 through October 31, 2011)	141,662	$8.53	—	—
Month #2
(November 1, 2011 through November 30, 2011)	—	—	—	—
Month #3
(December 1, 2011 through December 31, 2011)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2011; however, our employees surrendered 141,662 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

Unregistered Sales of Equity Securities

We did not sell any equity securities during 2011 that were not registered under the Securities Act of 1933, as amended.

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

Material Events Affecting Financial Statement Comparability:

Our acquisitions of PEKM Kabeltechnik s.r.o. (“PEKM”), the fabrication division of Gage Industries, Inc. and Short Bark Industries, LLC in 2007 and Bostrom Seating (“Bostrom”) and Stratos Seating (“Stratos”) in 2011 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2011, 2010, 2009 and 2008 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2008, Note 3 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 4 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$832,022	$597,779	$458,569	$763,489	$696,786
Cost of revenues	716,430	522,982	448,912	689,284	620,145

Gross profit	115,592	74,797	9,657	74,205	76,641
Selling, general and administrative expenses	65,521	56,111	47,874	62,764	55,493
Amortization expense	346	240	389	1,379	894
Gain on sale of long-lived asset	—	—	—	(6,075)	—
Goodwill and intangible asset impairment	—	—	30,135	207,531	—
Long-lived asset impairment	—	—	17,272	—	—
Restructuring costs	669	1,730	3,651	—	1,433

Operating income (loss)	49,056	16,716	(89,664)	(191,394)	18,821
Other expense (income)	353	(4,780)	(11,119)	13,945	9,361
Interest expense	19,570	16,834	15,133	15,389	14,147
Loss on early extinguishment of debt	7,448	—	1,254	—	149
Expense relating to debt exchange	—	—	2,902	—	—

Income (loss) before income taxes	21,685	4,662	(97,834)	(220,728)	(4,836)
Provision (benefit) for income taxes	3,095	(1,825)	(16,299)	(13,969)	(1,585)

Net income (loss)	18,590	6,487	(81,535)	(206,759)	(3,251)

Less: Non-controlling interest in subsidiary’s earnings	(15)	—	—	—	—

Net income (loss) attributable to common stockholders	$18,605	$6,487	$(81,535)	$(206,759)	$(3,251)

Income (loss) per share attributable to common stockholders:
Basic	$0.67	$0.25	$(3.74)	$(9.58)	$(0.15)
Diluted	$0.66	$0.24	$(3.74)	$(9.58)	$(0.15)
Weighted average common shares outstanding:
Basic	27,848	26,247	21,811	21,579	21,439
Diluted	28,190	26,994	21,811	21,579	21,439

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$193,783	$116,077	$75,785	$87,669	$117,172
Total assets	406,884	286,207	250,509	354,761	599,089
Total liabilities, excluding debt	144,109	121,332	125,630	145,924	174,029
Total debt	250,000	164,987	162,644	164,895	159,725
Total stockholders’ equity (deficit)	12,766	(112)	(37,765)	43,942	265,335
Total non-controlling interest	9	—	—	—	—
Total equity (deficit)	12,775	(112)	(37,765)	43,942	265,335
Other Data:
Net cash provided by (used in):
Operating activities	$7,794	$17,563	$18,181	$9,743	$47,575
Investing activities	(32,376)	(9,955)	(7,745)	(10,134)	(53,292)
Financing activities	(70,930)	24,730	(5,616)	5,043	(2,394)
Depreciation and amortization	12,576	11,564	16,667	19,062	16,425
Capital expenditures, net	22,291	10,645	6,140	12,523	17,274
North American Heavy-duty (Class 8) Truck Production (units)(1)	255,000	154,000	118,000	206,000	212,000

(1)	Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2012).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the construction, military, bus and agriculture markets and the specialty transportation markets. Our products include static and suspension seat systems, electronic wire harness assemblies, control and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck and certain leading global construction OEMs, which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

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

During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. According to a February 2012 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 255,000 in 2011, peak at 320,000 in 2013 and decline to 256,000 in 2016.

We believe the increase in demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that total U.S. freight composite will increase from 11.9 trillion in 2011 to 14.1 trillion in 2016. ACT estimates that the average age of active U.S. Class 8 trucks is 6.7 years in 2011, the highest average vehicle age over the past 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2011, approximately 45% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2011 was primarily derived from sales to OEMs in the global construction market, European truck market, aftermarket, OEM service organizations, military market and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and continuing in 2011, the global construction market has shown signs of recovery.

Along with the U.S., we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars. Changes in these foreign currencies as compared to the U.S. dollar resulted in an approximate $9.7 million increase in our revenues in 2011 as compared to 2010 and changes to these foreign currencies as compared to the U.S. dollar resulted in an approximate $2.4 million reduction in our revenues in 2010 as compared to 2009. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2011 as compared to 2010 and in 2010 as compared to 2009.

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

In the three months ended December 31, 2009, we announced restructuring plans for the closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to source the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We substantially completed the Norwalk closure by September 2010.

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

Provisions for anticipated contract losses are recognized at the time they become evident. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We had a provision for anticipated contract losses of $0.7 million as of December 31, 2011. We had a provision of $1.7 million for such losses as of December 2010 and $2.6 million as of December 31, 2009.

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

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which results in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2011, we determined that a valuation allowance of $69.4 million was needed against our deferred tax assets. This amount represents our total net deferred assets less deferred assets in certain state and international jurisdictions that do not have a multiple year cumulative loss. Where we have a multiple year cumulative loss, we believe that it is appropriate to establish a valuation allowance. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2011, our net deferred tax asset position is approximately $1.0 million in our financials. The net deferred tax asset as of December 31, 2010 was approximately $29 thousand.

Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty liability was approximately $2.8 million, $2.7 million and $3.1 million at December 31, 2011, 2010 and 2009, respectively.

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

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2011 was 4.2% for the U.S. and 4.9% for the non-U.S pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2011 and 2010, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans and 6.5% for the non-U.S. pension plans, respectively.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2011 pension and other post-retirement benefits results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2011:
Discount rate	$(165)	$213
Expected long-term rate of return on plan assets	$(535)	$537
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2011:
Discount rate	$(10,883)	$13,825

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 7.5% and 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011 and 2010, respectively. The rate was assumed to decrease gradually to 5.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2011 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$11	$(10)
Other post-retirement benefit liability	$44	$(42)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	86.1	87.5	97.9

Gross profit	13.9	12.5	2.1
Selling, general and administrative expenses	7.9	9.4	10.4
Amortization expense	—	—	0.1
Goodwill and intangible asset impairment	—	—	6.6
Long-lived asset impairment	—	—	3.8
Restructuring costs	0.1	0.3	0.8

Operating income (loss)	5.9	2.8	(19.6)
Other income	—	(0.8)	(2.4)
Interest expense	2.4	2.8	3.3
Loss on early extinguishment of debt	0.9	—	0.3
Expense relating to debt exchange	—	—	0.6

Income (loss) before income taxes	2.6	0.8	(21.4)
Provision (benefit) for income taxes	0.4	(0.3)	(3.6)

Net income (loss)	2.2	1.1	(17.8)
Less: Non-controlling interest in subsidiary’s earnings	—	—	—

Net income (loss) attributable to common stockholders	2.2%	1.1%	(17.8)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.    Revenues increased $234.2 million, or 39.2%, to $832.0 million for the year ended December 31, 2011 from $597.8 million for the year ended December 31, 2010. This change resulted primarily from:

•

a 66% increase in North American heavy-duty (class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $167.7 million of increased revenues;

•	acquisition related revenues of approximately $37.0 million for Bostrom, which we acquired in January 2011, and Stratos, which we acquired in July 2011;

•	increase in production levels due to higher demand in our European, Australian and Asian markets resulting in approximately $19.8 million of increased revenues; and

•	favorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in an increase of approximately $9.7 million of revenues.

Gross Profit.    Gross profit increased $40.8 million to $115.6 million for the year ended December 31, 2011 from $74.8 million for the year ended December 31, 2010. As a percentage of revenues, gross profit increased to 13.9% for the year ended December 31, 2011 from 12.5% for the year ended December 31, 2010. This increase resulted primarily from increased revenues from the prior year period as well as our continued focus on operating improvements and leveraging our fixed costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $9.4 million, or 16.8%, to $65.5 million for the year ended December 31, 2011 from $56.1 million for the year ended December 31, 2010. The increase resulted primarily from increased wages and benefits and increased travel and development costs to support new product initiatives and future programs.

Amortization Expense.    Amortization expense increased to approximately $0.3 million for the year ended December 31, 2011 from approximately $0.2 million for the year ended December 31, 2010. This increase was primarily the result of the increase of our definite-lived intangible assets relating to trademarks/tradenames from our acquisitions of Bostrom Seating and Stratos in the year ended December 31, 2011.

Restructuring Costs.    We recorded restructuring charges for the year ended December 31, 2011 of $0.7 million relating to the closure of certain manufacturing, warehousing and assembly facilities. We recorded restructuring charges for the year ended December 31, 2010 of $1.7 million relating to the closure of certain manufacturing, warehousing and assembly facilities.

Other (Income) Expense.    We use forward exchange contracts to hedge foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. The $0.4 million of expense for the year ended December 31, 2011 and the $4.8 million of income for the year ended December 31, 2010 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

Interest Expense.    Interest expense increased $2.8 million to $19.6 million for the year ended December 31, 2011 from $16.8 million for the year ended December 31, 2010. This increase was primarily the result of higher average outstanding debt obligations resulting from the issuance of our $250.0 million of 7.875% notes.

Loss on Early Extinguishment of Debt.    In connection with the issuance of our 7.875% notes, we expensed approximately $7.4 million of fees consisting of $1.2 million write-off of deferred financing fees relating to our prior debt and $6.2 million of prepayment penalties relating to the prepayment of our prior debt. We did not record an expense relating to the modification of our debt arrangements for the year ended December 31, 2010.

Provision (Benefit) for Income Taxes.    Our provision for income taxes increased $4.9 million to a provision of $3.1 million for the year ended December 31, 2011, compared to an income tax benefit of $1.8 million for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2011 was 14.3%. This rate is lower than the federal statutory rate of 35% primarily due to the mix of income between United States and non-U.S. locations, the incremental impact from discrete items during the period, as well as valuation allowances against our deferred tax assets. For additional information regarding the deviation from statutory income tax rates, refer to “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Income Taxes.”

Net Income.    Net income increased $12.1 million to $18.6 million compared to $6.5 million for the year ended December 31, 2010, primarily as a result of the factors discussed above.

Net Income Attributable to Common Stockholders.    Net income increased $12.1 million to $18.6 million compared to $6.5 million for the year ended December 31, 2010, primarily as a result of the factors discussed above.

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

Amortization Expense.    Amortization expense decreased to approximately $0.2 million for the year ended December 31, 2010 from approximately $0.4 million for the year ended December 31, 2009. This decrease was primarily the result of the impairment of our definite-lived intangible assets relating to trademarks/tradenames in the year ended December 31, 2009.

Goodwill and Intangible Asset Impairment.    In 2009, we determined that the significant declines in economic and industry conditions and the closure of our Norwalk, Ohio facility were impairment indicators. As a result, we recorded impairments of approximately $26.0 million of indefinite-lived intangible assets relating to customer relationships and approximately $4.1 million of definite-lived intangible assets relating to trademarks/tradenames. We did not record any impairments for the year ended December 31, 2010.

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

Interest Expense.    Interest expense increased $1.7 million to $16.8 million for the year ended December 31, 2010 from $15.1 million for the year ended December 31, 2009. This increase was primarily the result of higher average interest rates on our second lien term loan and third lien notes, which we repaid in full on April 26, 2011.

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

Benefit for Income Taxes.    Our benefit for income taxes decreased $14.5 million to a benefit of $1.8 million for the year ended December 31, 2010, compared to an income tax benefit of $16.3 million for the year ended December 31, 2009. Although we had pretax income for the period ended December 31, 2010, the $1.8 million tax benefit is primarily due to the release of certain tax reserves related to the closure of prior year tax years, enacted tax credits, tax benefits booked in foreign jurisdictions, as well as valuation allowances against our deferred tax assets . The overall tax provision is significantly driven by income generated by our non-U.S. locations, which are not currently subject to valuation allowances such as China and Australia. Their tax rates are generally lower than the federal statutory rates of 35%. Except for China, Australia and several state jurisdictions, tax provision from our other companies is offset by valuation allowances.

Net Income.    Net income increased $88.0 million to $6.5 million compared to a loss of $81.5 million for the year ended December 31, 2009, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2011, cash provided by operations was approximately $7.8 million compared to approximately $17.6 million in the year ended December 31, 2010. This decrease was primarily the result of increases in accounts receivable and the change in prepaid expenses primarily resulting from our tax refund of approximately $21 million in 2010. Cash provided by operations in the year ended December 31, 2009 was approximately $18.2 million.

Net cash used in investing activities was approximately $32.4 million for the year ended December 31, 2011 compared to approximately $10.0 million for the year ended December 31, 2010 and approximately $7.7 million for the year ended December 31, 2009. The amounts used in the year ended December 31, 2011, primarily related to capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling and our acquisition of Bostrom and Stratos. The amounts used in the years ended December 31, 2010 and 2009 primarily related to capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling. Capital expenditures for 2012 are expected to be approximately $28.0 million.

Net cash provided by financing activities totaled approximately $70.9 million for the year ended December 31, 2011, compared to approximately $24.7 million for the year ended December 31, 2010, compared to net cash used of approximately $5.6 million in the year ended December 31, 2009. The net cash provided by financing activities for the year ended December 31, 2011 was primarily related to the net proceeds from the issuance of our 7.875% notes as part of our debt refinancing. The net cash provided by financing activities for the year ended December 31, 2010 was primarily related to proceeds from the issuance of stock in an offering in March 2010. The net cash used in financing activities for the year ended December 31, 2009 was primarily related to repayments under our revolving credit facility, which was partially offset by proceeds from the issuance of our second lien term loan.

Debt and Credit Facilities

As of December 31, 2011, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”), excluding $2.7 million of outstanding letters of credit under various financing arrangements and an additional $37.3 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of December 31, 2011, the availability block was $0. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

In connection with the amendment and restatement of the Loan and Security Agreement on April 26, 2011, we issued $250.0 million aggregate principal amount of 7.875% notes pursuant to a new indenture (as discussed below). We used the net proceeds from the offering of the 7.875% notes to repay all outstanding indebtedness under our loan and security agreement, dated as of August 24, 2009, to fund the repurchase of approximately $94.9 million of our 8% Senior Notes due 2013 (the “8% notes”) and approximately $48.0 million of our 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and to pay related fees and expenses.

As of December 31, 2011, approximately $6.8 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin for borrowings under the revolving credit facility is based upon the fixed charge coverage ratio for the most recently ended fiscal quarter, as follows:

Level	Ratio	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≤ 1.25 to 1.00	1.50%	2.50%
II	≥1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	≥ 1.75 to 1.00	1.00%	2.00%

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending December 30, 2011, the applicable margin was set at Level II based on our September 30, 2011 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

Because we had borrowing availability in excess of $10.0 million during the quarter ended December 31, 2011, we were not required to comply with the fixed charge coverage ratio during the quarter ended December 31, 2011.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2011.

The Loan and Security Agreement contains customary events of default, including, without limitation, nonpayment of obligations under the revolving credit facility when due; material inaccuracy of representations and warranties; violation of covenants in the Loan and Security Agreement and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act (“ERISA”) events; and a change in control of CVG. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.

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

The 7.875% notes are senior secured obligations of CVG. Our obligations under the 7.875% notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the 7.875% notes are secured by a second-priority lien (subject to certain permitted liens) on substantially all of the property and assets of CVG and the guarantors, and a pledge of 100% of the capital stock of CVG’s domestic subsidiaries and 65% of the voting capital stock of each foreign subsidiary directly owned by CVG and the guarantors. The liens, the security interests and all of the obligations of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among CVG, certain of its subsidiaries, the agent for the revolving credit facility and the collateral agent for the 7.875% notes (the “Intercreditor Agreement”).

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of December 31, 2011.

The 7.875% Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 7.875% Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency and certain defaults with respect to the security interests. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement.

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

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant, if applicable, and other covenants in the Loan and Security Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Loan and Security Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Loan and Security Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Loan and Security Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Loan and Security Agreement, the lender could declare an event of default under the Loan and Security Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 7.875% notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$250,000	$—	$—	$—	$250,000
Estimated interest payments	159,798	20,016	39,922	39,977	59,883
Operating lease obligations	44,939	11,181	15,961	7,749	10,048
Pension and other post-retirement funding	42,294	3,212	7,084	7,673	24,325

Total	$497,031	$34,409	$62,967	$55,399	$344,256

We have recorded a liability of approximately $0.4 million of unrecognized tax benefits, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of approximately $0.1 million and interest of approximately $0.4 million.

Since December 31, 2011, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

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

As of December 31, 2011, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2011, we had outstanding letters of credit of $2.7 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2011 and 2010. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would not have a material impact on pre-tax earnings and cash flows.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting noncash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2011 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2011 amounted to a liability of $0.3 million, which is included in other accrued liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2009 amounted to a liability of $4.3 million, which includes $0.1 million in other assets and $4.4 million in other accrued liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations.

Our primary exposures to foreign currency exchange fluctuations are pound sterling, Euro, Japanese yen, Chinese renminbi, Czech koruna and Mexican peso. At December 31, 2011, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2011 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2011 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Commercial Vehicle Group, Inc.

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio

March 13, 2012

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash	$87,955	$42,591
Accounts receivable, net of reserve for doubtful accounts of $3,867 and $2,717, respectively	130,297	91,101
Inventories	79,423	66,622
Prepaid expenses and other	9,307	11,109

Total current assets	306,982	211,423

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	29,223	24,781
Machinery and equipment	139,507	122,171
Construction in progress	17,345	9,514
Less accumulated depreciation	(109,403)	(97,145)

Property, plant and equipment, net	76,672	59,321
INTANGIBLE ASSETS, net of accumulated amortization of $2,591 and $2,245, respectively	7,315	3,848
OTHER ASSETS	15,915	11,615

TOTAL ASSETS	$406,884	$286,207

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$74,239	$61,216
Accrued liabilities	38,960	34,130

Total current liabilities	113,199	95,346

LONG-TERM DEBT	250,000	164,987
PENSION AND OTHER POST-RETIREMENT BENEFITS	28,013	23,343
OTHER LONG-TERM LIABILITIES	2,897	2,643

Total liabilities	394,109	286,319

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 60,000,000 shares authorized; 28,170,929 and 27,756,759 shares issued and outstanding, respectively	285	280
Treasury stock purchased from employees; 426,870 and 285,208 shares shares, respectively	(4,059)	(2,851)
Additional paid-in capital	219,112	215,491
Retained loss	(174,754)	(193,359)
Accumulated other comprehensive loss	(27,818)	(19,673)

Total stockholders’ equity (deficit)	12,766	(112)
Non-controlling interest	9	—

Total equity (deficit)	12,775	(112)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$406,884	$286,207

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except share and per share amounts)
REVENUES	$832,022	$597,779	$458,569
COST OF REVENUES	716,430	522,982	448,912

Gross Profit	115,592	74,797	9,657
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	65,521	56,111	47,874
AMORTIZATION EXPENSE	346	240	389
INTANGIBLE ASSET IMPAIRMENT	—	—	30,135
LONG-LIVED ASSET IMPAIRMENT	—	—	17,272
RESTRUCTURING COSTS	669	1,730	3,651

Operating Income (Loss)	49,056	16,716	(89,664)
OTHER EXPENSE (INCOME)	353	(4,780)	(11,119)
INTEREST EXPENSE	19,570	16,834	15,133
LOSS ON EARLY EXTINGUISHMENT OF DEBT	7,448	—	1,254
EXPENSE RELATING TO DEBT EXCHANGE	—	—	2,902

Income (Loss) Before Provision (Benefit) for Income Taxes	21,685	4,662	(97,834)
PROVISION (BENEFIT) FOR INCOME TAXES	3,095	(1,825)	(16,299)

NET INCOME (LOSS)	18,590	6,487	(81,535)

Less: Non-controlling interest in subsidiary’s earnings	(15)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,605	$6,487	$(81,535)

INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.67	$0.25	$(3.74)

Diluted	$0.66	$0.24	$(3.74)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,848	26,247	21,811

Diluted	28,190	26,994	21,811

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	CVG Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2008	21,746,415	$217	$(455)	$180,848	$(118,311)	$(18,357)	$43,942	$—	$43,942

Issuance of restricted stock	408,316	4	—	—	—	—	4	—	4
Surrender of common stock by employees	(84,200)	—	(635)	—	—	—	(635)	—	(635)
Share-based compensation expense	—	—	—	2,831	—	—	2,831	—	2,831
Issuance of stock warrants	—	—	—	2,561	—	—	2,561	—	2,561
Excess tax benefit — equity transactions	—	—	—	51	—	—	51	—	51
Comprehensive loss:
Net loss	—	—	—	—	(81,535)	—	(81,535)	—	(81,535)
Foreign currency translation adjustment	—	—	—	—	—	150	150	—	150
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(5,134)	(5,134)	—	(5,134)

Total comprehensive loss							(86,519)	—	(86,519)

BALANCE — December 31, 2009	22,070,531	$221	$(1,090)	$186,291	$(199,846)	$(23,341)	$(37,765)	$—	$(37,765)

Exercise of common stock under stock option and equity incentive plan	203,565	2	—	1,124	—	—	1,126	—	1,126
Issuance of restricted stock	567,536	6	—	—	—	—	6	—	6
Surrender of common stock by employees	(154,534)	—	(1,761)	—	—	—	(1,761)	—	(1,761)
Public offering of common stock	4,370,000	44	—	25,315	—	—	25,359	—	25,359
Share-based compensation expense	—	—	—	2,768	—	—	2,768	—	2,768
Exercise of stock warrants	699,661	7	—	(7)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	6,487	—	6,487	—	6,487
Foreign currency translation adjustment	—	—	—	—	—	212	212	—	212
Minimum pension liability adjustment, net of tax	—	—	—	—	—	3,456	3,456	—	3,456

Total comprehensive income							10,155	—	10,155

BALANCE — December 31, 2010	27,756,759	$280	$(2,851)	$215,491	$(193,359)	$(19,673)	$(112)	$—	$(112)

Issuance of restricted stock	555,832	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(141,662)	—	(1,208)	—	—	—	(1,208)	—	(1,208)
Share-based compensation expense	—	—	—	3,621	—	—	3,621	—	3,621
Comprehensive income:
Net income (loss)	—	—	—	—	18,605	—	18,605	(15)	18,590
Foreign currency translation adjustment	—	—	—	—	—	(1,415)	(1,415)	(1)	(1,416)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(6,730)	(6,730)	—	(6,730)

Total comprehensive income (loss)	—	—	—	—	—	—	10,460	(16)	10,444
Non-controlling interests	—	—	—	—	—	—	—	25	25

BALANCE — December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$18,605	$6,487	$(81,535)

Less: Non-controlling interest in subsidiary’s earnings	(15)	—	—
Net income (loss)	$18,590	$6,487	$(81,535)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,576	11,564	16,667
Provision for doubtful accounts	4,324	4,278	2,678
Noncash amortization of debt financing costs	1,254	1,514	1,448
Loss on early extinguishment of debt	7,448	—	1,254
Amortization of bond discount/premium, net	(345)	(1,226)	(550)
Paid-in-kind interest	—	3,569	2,263
Pension plan contributions	(2,860)	(1,977)	(1,735)
Shared-based compensation expense	3,621	2,782	2,831
Loss (gain) on sale of assets	326	(92)	713
Deferred income tax benefit	(1,004)	(29)	—
Noncash loss (gain) on forward exchange contracts	347	(4,334)	(10,965)
Goodwill and intangible asset impairment	—	—	30,135
Long-lived asset impairment	—	—	17,272
Change in other operating items:
Accounts receivable	(39,844)	(21,730)	25,512
Inventories	(9,962)	(9,155)	34,462
Prepaid expenses	1,295	17,456	(5,606)
Accounts payable and accrued liabilities	11,826	6,291	(19,928)
Other operating activities, net	202	2,165	3,265

Net cash provided by operating activities	7,794	17,563	18,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,325)	(10,101)	(5,605)
Proceeds from disposal/sale of property, plant and equipment	63	102	54
Post-acquisition and acquisition payments, net of cash received	(11,114)	—	—
Other investing activities, net	—	44	(2,194)

Net cash used in investing activities	(32,376)	(9,955)	(7,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	25,359	—
Proceeds from issuance of common stock under equity incentive plans	5	1,132	4
Surrender of common stock by employees	(1,208)	(1,761)	(635)
Excess tax benefit from equity incentive plans	—	—	51
Repayment of revolving credit facility	—	—	(27,013)
Borrowings under revolving credit facility	—	—	12,213
Repayment of long-term debt	(170,929)	—	—
Borrowings of long-term debt	250,000	—	13,121
Payments on capital lease obligations	—	—	(94)
Debt issuance costs and other	(6,938)	—	(3,263)

Net cash provided by (used in) financing activities	70,930	24,730	(5,616)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(984)	729	(2,606)

NET INCREASE IN CASH	45,364	33,067	2,214
CASH:
Beginning of period	42,591	9,524	7,310

End of period	$87,955	$42,591	$9,524

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,512	$10,576	$13,226

Cash paid (received) for income taxes, net	$1,184	$(20,873)	$(4,149)

Unpaid purchases of property and equipment included in accounts payable	$966	$544	$535

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1.	Organization

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) design and manufacture seat systems, interior trim systems (including instrument and door panels, headliners, cabinetry, molded products and floor systems), cab structures and components, mirrors, wiper systems, electronic wiring harness assemblies and controls and switches for the global commercial vehicle market, including the heavy-duty truck market, the construction, military, bus, agriculture and specialty transportation markets. We have facilities located in the U.S. in Alabama, Arizona, Indiana, Illinois, Iowa, Michigan, North Carolina, Ohio, Oregon, Tennessee and Virginia and outside of the U.S. in Australia, China, Czech Republic, Mexico, Ukraine and the United Kingdom.

2.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of our wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Cash — Cash consists of highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

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

We review long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts of an asset group may not be recoverable. Our asset groups are established by determining the lowest level of cash flows available. If the estimated undiscounted cash flows are less than the carrying amounts of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

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

We did not record impairments in 2011 or 2010 relating to our long-lived assets.

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

Provisions for anticipated contract losses are recognized at the time they become evident. In that regard, in certain instances, we may be committed under existing agreements to supply product to our customers at selling prices that are not sufficient to cover the cost to produce such product. In such situations, we record a provision for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. We recorded approximately $0.7 million as of December 31, 2011 and $1.7 million as of December 31, 2010 for anticipated contract losses. These amounts, as they relate to the year ended December 31, 2011 and 2010 are included within accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2011 and 2010 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2011	2010
Balance — Beginning of the year	$2,653	$3,066
Additional acquisitions recorded	297	—
Additional provisions recorded	1,751	1,212
Deduction for payments made	(1,929)	(1,620)
Currency translation adjustment	5	(5)

Balance — End of year	$2,777	$2,653

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

	2011	2010
Foreign currency translation adjustment	$(9,261)	$(7,846)

Minimum pension liability adjustment (net of tax of $2,843 in 2011 and 2010)	(18,557)	(11,827)

	$(27,818)	$(19,673)

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

	2011	2010	2009

PACCAR	18%	12%	14%

Volvo/Mack	14	11	10

Daimler Trucks	13	11	9

Caterpillar	11	12	7

International (Navistar)	9	11	16

Deere & Co.	4	3	2

As of December 31, 2011 and 2010, receivables from these customers represented approximately 66% and 68% of total receivables, respectively.

Foreign Currency Translation — Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive loss in stockholders’ equity. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the results of operations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Recently Issued Accounting Pronouncements — In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when a business combination occurs, the company must only disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This ASU also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective prospectively for business combinations in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This ASU did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of stockholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We will adopt the provisions of this ASU during the first quarter of 2012.

3.	Fair Value Measurement

At December 31, 2011, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The estimated fair value of our 7.875% notes due 2019 (the “7.875% notes”) at December 31, 2011, per quoted market sources, was approximately $250.0 million with a carrying value of approximately $250.0 million.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our derivative assets and liabilities as of December 31 are categorized as follows (in thousands):

	2011				2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets(1)	$1	$—	$1	$—	$—	$—	$—	$—

Derivative liabilities(1)	$348	$—	$348	$—	$—	$—	$—	$—

(1)	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2011		2010
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$11,212	$10,865	$—	$—

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges at December 31 (in thousands):

	Asset Derivatives
	2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$1	Other assets	$—

	Liability Derivatives
	2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$339	Accrued liabilities	$—
Foreign exchange contracts	Other long-term liabilities	9	Other long-term liabilities	—

		$348		$—

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as accounting hedges at December 31 (in thousands):

		2011	2010
	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Other (Expense) Income	$(347)	$4,334

The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$250,000	$164,987	$159,376

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt.    The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2011 or 2010.

4.	Business Combinations

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

The operating results of Bostrom and Stratos have been included in our consolidated financial statements since the dates of acquisition. From the dates of acquisition through December 31, 2011, we recorded revenues of approximately $35.1 million and $1.9 million for Bostrom and Stratos, respectively, and net income of $1.0 million and $0.1 million, respectively. Acquisition related expenses for Bostrom and Stratos of approximately $0.4 million and $0.1 million, respectively, were incurred for the twelve months ended December 31, 2011 and have been recorded as selling, general and administrative expenses on our consolidated statements of operations.

The Bostrom and Stratos acquisitions were accounted for by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Bostrom and Stratos based upon their respective fair values. The purchase price and costs associated with the Bostrom and Stratos acquisitions exceeded the preliminary fair value of the net assets acquired by approximately $3.2 million and $1.4 million, respectively. Subsequent to the Bostrom acquisition, we reduced

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price allocation for the Bostrom acquisition by approximately $0.6 million relating to other post-acquisition adjustments. In connection with the allocation of the purchase price for Bostrom and Stratos, we recorded definite-lived intangible assets of approximately $2.6 million and $1.3 million, respectively, as shown in the following table (in thousands):

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

The following pro forma information for the twelve months ended December 31, 2011 and 2010 presents the result of operations as if the acquisitions of Bostrom and Stratos had taken place at the beginning of the comparable prior annual reporting periods. The pro forma results are not necessarily indicative of the financial position or result of operations had the acquisitions taken place at the beginning of the periods. In addition, the pro forma results are not necessarily indicative of the future financial or operating results (in thousands, except per share data):

	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$838,559	$629,490
Operating income	$50,002	$15,715
Net income	$19,536	$5,484
Earnings Per Share Attributable to Common Stockholders:
Basic	$0.70	$0.21
Diluted	$0.69	$0.20

On September 6, 2011, we entered into a joint venture (the “Joint Venture”) with Hema Engineering Industries Limited (“Hema”) for the production of seats and seating components for the India commercial vehicle market and for the supply of seats and components to our other global locations. We hold a 90% ownership and Hema holds a 10% ownership in the Joint Venture, which we deemed a voting interest entity. As a result, we consolidate the Joint Venture in our consolidated financial statements according to the voting model. Hema’s

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares (which represent the noncontrolling interests in the Joint Venture) are classified, measured and re-measured as temporary equity.

The Joint Venture provides a call option for CVG to buy out Hema’s 10% equity interest at CVG’s sole discretion pursuant to delivery of a 60 day written notice at a price per share equal to fair market value of each share. The fair market value shall be calculated as the average of the per share prices determined by two independent financial advisors (acting as valuation experts and not arbitrators), each of whom shall apply three valuation methods (i) income approach, (ii) market approach and (iii) asset/net book value approach, giving equal weight to each method to the per share values calculated. Under the Joint Venture, both CVG and Hema have rights for transferability of their respective shares in the form of a right of first refusal, tag along rights and drag along rights, and provides Hema a put option, the terms of which are similar to CVG’s call option.

We expect to lease a production facility in the Delhi NCR (Gurgaon) region of India, where Hema has its existing manufacturing facilities. Hema will initially supply components to the Joint Venture. We have been awarded India truck seating business and expect to begin production of this business during 2012. We also expect to transfer existing business to the Joint Venture where it will be manufactured and supplied to other global CVG locations.

5.	Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2011	2010

Raw materials	$53,740	$46,194

Work in process	15,921	12,477

Finished goods	15,488	13,727

Less: excess and obsolete	(5,726)	(5,776)

	$79,423	$66,622

6.	Other Assets

Other assets consisted of the following as of December 31 (in thousands):

	2011	2010

Long-term supply contracts	$5,978	$6,995

Debt financing costs	6,849	2,302

Deferred compensation	2,515	1,991

Long-term tax receivable	572	298

Other assets	1	29

	$15,915	$11,615

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31 (in thousands):

	2011	2010
Compensation and benefits	$20,256	$15,870
Interest	4,277	6,060
Warranty costs	2,777	2,653
Legal and professional fees	2,091	1,491
Loss contracts	493	648
Restructuring	149	1,014
Taxes payable	2,580	803
Other	6,337	5,591

	$38,960	$34,130

8.	Restructuring

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

We estimate that we will record total cash expenditures for all of these restructurings of approximately $6.6 million, consisting of approximately $2.5 million of severance costs and $4.1 million of facility closure costs. For the year ended December 31, 2011, we incurred charges of approximately $0.1 million in employee related costs and $0.6 million in facility closure costs. We have incurred cumulative restructuring charges of $6.1 million consisting of approximately $2.5 million of severance costs and $3.6 million of facility closure costs as of December 31, 2011.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restructuring liability for the years ended December 31 is as follows (in thousands):

	2011			2010
	Employee Costs	Facility Exit and Other Contractual Costs	Total	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance — Beginning of the year	$101	$1,362	$1,463	$337	$1,454	$1,791
Provisions	131	538	669	449	1,281	1,730
Utilizations	(231)	(1,475)	(1,706)	(685)	(1,322)	(2,007)
Currency	—	56	56	—	(51)	(51)

Balance — End of the year	$1	$481	$482	$101	$1,362	$1,463

9.	Debt

Debt consisted of the following at December 31 (in thousands):

	2011	2010
8% senior notes due July 1, 2013	$—	$97,810
15% second lien term loan due November 1, 2012 ($16,800 principal amount, net of $3,042 of original issue discount)	—	13,758
11%/13% third lien senior secured notes due February 15, 2013 ($42,124 principal amount and $5,463 of issuance premium)	—	47,587
Paid-in-kind interest on 11%/13% third lien senior secured notes due February 15, 2013	—	5,832
7.875% senior notes due April 15, 2019	250,000	—

	$250,000	$164,987

Future maturities of debt as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	—
2013	—
2014	—
2015	—
2016	—
Thereafter	250,000

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of December 31, 2011, the availability block was $0. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

In connection with the amendment and restatement of the Loan and Security Agreement on April 26, 2011, we issued $250.0 million aggregate principal amount of 7.875% notes pursuant to a new indenture (as discussed below). We used the net proceeds from the offering of the 7.875% notes to repay all outstanding indebtedness under our loan and security agreement, dated as of August 24, 2009, to fund the repurchase of approximately $94.9 million of our 8% Senior Notes due 2013 (the “8% notes”) and approximately $48.0 million of our 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and to pay related fees and expenses.

As of December 31, 2011, approximately $6.8 million in deferred fees relating to the revolving credit facility and our 7.875% notes and were being amortized over the life of the agreements.

As of December 30, 2011, we did not have borrowings under the Loan and Security Agreement. In addition, as of December 30, 2011, we had outstanding letters of credit of approximately $2.7 million and borrowing availability of $37.3 million under the Loan and Security Agreement.

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

The applicable margin for borrowings under the revolving credit facility is based upon the fixed charge coverage ratio for the most recently ended fiscal quarter, as follows:

Level	Ratio	Domestic Base Rate Loans	LIBOR Revolver Loans
III	< 1.25 to 1.00	1.50%	2.50%
II	> 1.25 to 1.00 but < 1.75 to 1.00	1.25%	2.25%
I	> 1.75 to 1.00	1.00%	2.00%

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending December 30, 2011, the applicable margin was set at Level II based on our September 30, 2011 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

Because we had borrowing availability in excess of $10.0 million during the quarter ended December 31, 2011, we were not required to comply with the fixed charge coverage ratio during the quarter ended December 31, 2011.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2011.

The Loan and Security Agreement contains customary events of default, including, without limitation, nonpayment of obligations under the revolving credit facility when due; material inaccuracy of representations and warranties; violation of covenants in the Loan and Security Agreement and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act (“ERISA”) events; and a change in control of CVG. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.

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

The 7.875% notes are senior secured obligations of CVG. Our obligations under the 7.875% notes are guaranteed by the guarantors. The obligations of CVG and the guarantors under the 7.875% notes are secured by a second-priority lien (subject to certain permitted liens) on substantially all of the property and assets of CVG and the guarantors, and a pledge of 100% of the capital stock of CVG’s domestic subsidiaries and 65% of the voting capital stock of each foreign subsidiary directly owned by CVG and the guarantors. The liens, the security interests and all of the obligations of CVG and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among CVG, certain of its subsidiaries, the agent for the revolving credit facility and the collateral agent for the 7.875% notes (the “Intercreditor Agreement”).

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of December 31, 2011.

The 7.875% Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others, nonpayment of principal or interest when due, breach of covenants or other agreements in the 7.875% Notes Indenture, defaults in payment of certain other indebtedness, certain events of bankruptcy or insolvency and certain defaults with respect to the security interests. Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement.

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

10.	Intangible Assets

Definite-lived Intangibles

Our definite-lived intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	23 years	$9,468	$(2,153)	$7,315

	December 31, 2010
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	20 years	$5,655	$(1,807)	$3,848

The aggregate intangible asset amortization expense, excluding impairment expense, was approximately $0.3 million, $0.2 million and $0.4 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2011, is as follows (in thousands):

2012	$366
2013	$366
2014	$366
2015	$366
2016	$366

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

Indefinite-lived Intangibles

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

11.	Income Taxes

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2011	2010	2009
Domestic	$12,135	$(520)	$(71,208)
Foreign	9,550	5,182	(26,626)

Total	$21,685	$4,662	$(97,834)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes computed at the statutory rates to the reported income tax benefit for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Federal provision at statutory rate	$7,590	$1,632	$(34,242)
U.S./foreign tax rate differential	555	(622)	2,516
Foreign tax provision	582	(863)	862
State taxes, net of federal benefit	37	(66)	(918)
Tax reserves	184	(2,178)	2,001
Change in valuation allowance	(3,951)	1,018	9,844
Tax credits	(259)	(465)	(306)
Share-based compensation	325	354	—
Reduction of prior year’s tax attributes	(1,424)	(160)	4,133
Permanent goodwill	(412)	(412)	(412)
Other	(132)	(63)	223

Provision (benefit) for income taxes	$3,095	$(1,825)	$(16,299)

The provision (benefit) for income taxes for the years ended December 31 is as follows (in thousands):

	2011			2010			2009
	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision
Federal	$(240)	$(817)	$(1,057)	$(2,329)	$132	$(2,197)	$(10,647)	$1,994	$(8,653)
State	857	(533)	324	315	(417)	(102)	(778)	(1,379)	(2,157)
International	3,482	346	3,828	218	256	474	(4,874)	(615)	(5,489)

Total	$4,099	$(1,004)	$3,095	$(1,796)	$(29)	$(1,825)	$(16,299)	$—	$(16,299)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2011	2010
Current deferred tax assets (liabilities):
Accounts receivable	$367	$462
Inventories	2,620	2,880
Warranty costs	1,916	1,495
Foreign exchange contracts	129	—
Accrued benefits	4,051	5,045
Other accruals not currently deductible for tax purposes	2,441	104

	11,524	9,986

Valuation allowance	(9,686)	(9,987)

Net current deferred tax assets (liabilities)	$1,838	$(1)

Noncurrent deferred tax (liabilities) assets:
Amortization and fixed assets	$20,847	$25,295
Pension obligation	9,942	4,712
Net operating loss carryforwards	27,665	23,224
Tax credit carryforwards	1,236	1,886
Stock options	687	608
Other accruals not currently available for tax purposes	(1,504)	3,417

	58,873	59,142

Valuation allowance	(59,678)	(59,112)

Net noncurrent deferred tax (liabilities) assets	$(805)	$30

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.0 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

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

In 2010, we maintained a full valuation allowance against our net deferred tax assets, except for deferred assets carried in China which did not have a multiple year cumulative loss. During 2011, we continued to maintain a full valuation allowance against our net deferred tax assets, except for certain state and international taxing jurisdictions which did not have a multiple year cumulative loss. Our analysis indicated that we had a cumulative three year historical loss as of December 31, 2011 and 2010. This is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. If and when our operating

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance improves substantially, our conclusion regarding the need for these significant valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

As of December 31, 2011, we had approximately $48.3 million of foreign, $34.1 million of federal and $78.5 million of state net operating loss carryforwards related to our global operations. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and our legal organizational structure, and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2012 and continue through 2031, except for certain tax jurisdictions with no expiration dates.

As of December 31, 2011, we had approximately $1.2 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years. These tax credits will expire beginning in 2025 and continue through 2031.

Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before December 31, 2011. Determination of the liability on these earnings is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.

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

We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2007. There are currently two income tax examination in process. We do not anticipate that any adjustments from these examinations will result in material changes to our consolidated financial position and results of operations.

As of December 31, 2011, we provided a liability of approximately $0.9 million of unrecognized tax benefits related to various federal and state income tax positions, all of which would impact our effective tax rate, if recognized. As of December 31, 2010, we had provided a liability of approximately $0.7 million of unrecognized tax benefits related to various federal and state income tax positions with approximately $0.7 million that would have impacted our effective rate and none that were offset by deferred tax assets.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.5 million accrued for the payment of interest and penalties at December 31, 2011, of which $20 thousand was accrued during the current year. Accrued interest and penalties are included in the $0.9 million of unrecognized tax benefits. As December 31, 2010, we had accrued approximately $0.3 million for the payment of interest and penalties of which $18 thousand was accrued during 2010.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the current year, we released approximately $50 thousand of tax reserves. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $66 thousand of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2011	2010	2009
Balance — Beginning of the year	$666	$2,879	$2,960
Gross increase — tax positions in prior periods	235	379	2,538
Gross decreases — tax positions in prior periods	(48)	(2,674)	(2,700)
Gross increases — current period tax positions	—	168	395
Lapse of statute of limitations	(2)	(86)	(314)

Balance — End of the year	$851	$666	$2,879

12.	Segment Reporting

Operating segments are defined as components of an enterprise that are evaluated regularly by the company’s chief operating decision maker. Due to the manner in which our chief operating decision maker regularly assesses performance and decides how to allocate resources, we have a single operating segment.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2011		2010		2009
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$611,240	$69,438	$468,190	$52,875	$387,444	$56,938
United Kingdom	71,389	3,353	55,395	2,375	34,346	1,460
All other countries	149,393	3,881	74,194	4,071	36,779	3,917

	$832,022	$76,672	$597,779	$59,321	$458,569	$62,315

Revenues are attributed to geographic locations based on the location of where the product is sold. Included in all other countries are intercompany sales eliminations.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2011		2010		2009
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$357,994	43	$230,836	39	$142,093	31
Electronic wire harnesses and panel assemblies	179,595	22	158,993	27	110,182	24
Trim systems and components	156,849	19	96,584	16	75,600	17
Cab structures, sleeper boxes, body panels and structural components	83,692	10	65,016	11	87,503	19
Mirrors, wipers and controls	53,892	6	46,350	7	43,191	9

	$832,022	100	$597,779	100	$458,569	100

13.	Commitments and Contingencies

Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $16.0 million, $15.3 million and $16.1 million in 2011, 2010 and 2009, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2011 under these operating leases are as follows (in thousands):

Year Ending December 31,
2012	$11,181
2013	8,831
2014	7,130
2015	4,521
2016	3,228
Thereafter	10,048

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2011, we had no such guarantees.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stockholders’ Equity (Deficit)

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share.

In March 2010, we completed a public offering of 4,370,000 shares of common stock at a price of $6.25 per share. Of the total shares sold to the public, 570,000 shares were used to cover over-allotments by the underwriter. The net proceeds of approximately $25.4 million were used for general corporate and working capital purposes, including the funding of strategic initiatives that we may undertake from time to time.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2011.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2011, 2010 and 2009 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except share and per share amounts):

	2011	2010	2009
Net income (loss) attributable to common stockholders — basic and diluted	$18,605	$6,487	$(81,535)

Weighted average number of common shares outstanding	27,848	26,247	21,811
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	342	747	—

Dilutive shares outstanding	28,190	26,994	21,811

Basic earnings (loss) per share attributable to common stockholders	$0.67	$0.25	$(3.74)

Diluted earnings (loss) per share attributable to common stockholders	$0.66	$0.24	$(3.74)

As of December 31, 2011, diluted earnings per share excludes approximately 761 thousand shares of our nonvested restricted stock as the effect would have been anti-dilutive. As of December 31, 2010, diluted earnings per share excludes approximately 470 thousand shares of our nonvested restricted stock as the effect would have been anti-dilutive. As of December 31, 2009, diluted loss per share excludes approximately 443 thousand shares of our nonvested restricted stock, 72 thousand shares of outstanding stock options and 703 thousand warrants as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement and the 7.875% Notes Indenture restricts the payment or distribution of our cash or other assets, including cash dividend payments.

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

We estimate our pre-tax share-based compensation expense to be approximately $4.5 million in 2012 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $3.6 million, $2.8 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Restricted Stock Awards — Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee of the board of directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. The following table summarizes information about restricted stock grants (in millions, except for share data):

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
November 2005	168,700	3 equal annual installments commencing on October 20, 2006	$—	—
November 2006	207,700	3 equal annual installments commencing on October 20, 2007	$—	—
February 2007	10,000	3 equal annual installments commencing on October 20, 2007	$—	—
March 2007	10,000	3 equal annual installments commencing on October 20, 2007	$—	—
November 2007	328,900	3 equal annual installments commencing on October 20, 2008	$—	—
November 2008	798,450	3 equal annual installments commencing on October 20, 2009	$—	—
November 2009	638,150	3 equal annual installments commencing on October 20, 2010	$0.8	10
November 2010	404,000	3 equal annual installments commencing on October 20, 2011	$3.4	22
November 2011	443,250	3 equal annual installments commencing on October 20, 2012	$4.4	34

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2011, there was approximately $8.6 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

We used the Black-Scholes option-pricing model to estimate the fair value of equity-based stock option grants with the following weighted-average assumptions:

2004 Stock Option Grants
Weighted-average fair value of option and restricted stock grants	$3.34
Risk-free interest rate	4.50%
Expected volatility	23.12%
Expected life in months	36

We currently estimate the forfeiture rate for November 2011, November 2010 and November 2009 restricted stock awards at 8.2%, 8.2%, and 5.5%, respectively, for all participants of each plan.

A summary of the status of our stock options as of December 31, 2011 and changes during the twelve-month period ending December 31, 2011 is presented below:

Stock Options	Options (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2010	477	$15.69	3.9	$60
Exercised	—	—	—	—
Forfeited	(1)	15.84	—	—

Outstanding at December 31, 2011	476	$15.69	2.9	$29

Exercisable at December 31, 2011	476	$15.69	2.9	$29

Nonvested, expected to vest at December 31, 2011	—	$—	—	$—

The following table summarizes information about our nonvested restricted stock grants as of December 31, 2011:

	Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	1,023	$9.02
Granted	443	11.49
Vested	(556)	4.03
Forfeited	(17)	8.96

Nonvested at December 31, 2011	893	$7.60

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect employees to surrender approximately 142 thousand shares of our common stock in connection with the vesting of restricted stock during 2012 to satisfy income tax withholding obligations.

As of December 31, 2011, a total of 1,269,163 shares were available from the 4.6 million shares authorized for award under our Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2011; however, our employees surrendered 141,662 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

16.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $1.0 million, $0.6 million and $0.2 million in 2011, 2010 and 2009, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.

The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation — Beginning of year	$37,496	$35,258	$38,147	$38,837	$1,445	$2,330
Service cost	73	227	—	—	—	3
Interest cost	1,956	1,979	2,127	2,147	65	119
Participant contributions	—	—	—	—	54	17
Plan amendments	—	—	—	—	—	(372)
Special termination benefits	—	107	—	—	—	271
Benefits paid	(1,658)	(1,501)	(1,603)	(1,397)	(312)	(337)
Actuarial loss (gain)	6,136	1,425	(1,572)	(326)	50	(586)
Exchange rate changes	—	—	(39)	(1,114)	—	—

Benefit obligation at end of year	44,003	37,495	37,060	38,147	1,302	1,445
Change in plan assets:
Fair value of plan assets — Beginning of year	25,372	22,842	28,057	26,095	—	—
Actual return on plan assets	150	2,934	949	3,227	—	—
Employer contributions	1,959	1,097	867	880	258	320
Participant contributions	—	—	—	—	54	17
Benefits paid	(1,658)	(1,501)	(1,603)	(1,397)	(312)	(337)
Exchange rate changes	—	—	(29)	(748)	—	—

Fair value of plan assets at end of year	25,823	25,372	28,241	28,057	—	—

Funded status	$(18,180)	$(12,123)	$(8,819)	$(10,090)	$(1,302)	$(1,445)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Current liabilities	$—	$—	$—	$—	$288	$315
Noncurrent liabilities	18,180	12,123	8,819	10,090	1,014	1,130

Net amount recognized	$18,180	$12,123	$8,819	$10,090	$1,302	$1,445

Defined benefit plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2011	2010	2011	2010
Projected benefit obligation	$44,002	$37,496	$37,060	$38,147
Accumulated benefit obligation	$44,002	$37,496	$37,060	$38,147
Fair value of plan assets	$25,823	$25,372	$28,241	$28,057

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$73	$227	$294	$—	$—	$—	$—	$3	$8
Interest cost	1,956	1,979	1,907	2,127	2,147	1,989	65	119	126
Expected return on plan assets	(1,915)	(1,699)	(1,514)	(1,797)	(1,631)	(1,418)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(128)	(75)	—
Recognized actuarial loss (gain)	104	103	107	287	374	183	(136)	8	(77)

Net periodic benefit cost	218	610	794	617	890	754	(199)	55	57
Special Termination Benefits	—	107	151	—	—	—	—	(101)	339

Net benefit cost	$218	$717	$945	$617	$890	$754	$(199)	$(46)	$396

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net actuarial loss (gain)	$14,256	$6,459	$6,372	$9,428	$10,449	$13,123	$(381)	$(580)	$36
Prior service (credit)	—	—	—	—	—	—	(170)	(298)	—

	$14,256	$6,459	$6,372	$9,428	$10,449	$13,123	$(551)	$(878)	$36

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2011	2010	2011	2010	2011	2010
Actuarial loss (gain)	$7,901	$190	$(723)	$(1,923)	$51	$(585)
Amortization of actuarial (gain) loss	(104)	(103)	(287)	(374)	136	(8)
Prior Service credit (loss)	—	—	—	—	128	(372)
Amortization of prior service credit (loss)	—	—	—	—	—	75

Total recognized in other comprehensive income (loss)	$7,797	$87	$(1,010)	$(2,297)	$315	$(890)

The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.4 million. The estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	4.19%	5.31%	5.84%	4.90%	5.70%	5.80%	4.19%	5.31%	5.84%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.31%	5.84%	6.13%	5.70%	5.80%	6.50%	5.31%	5.84%	6.13%
Expected return on plan assets	7.50%	7.50%	7.50%	6.50%	6.50%	6.00%	N/A	N/A	N/A

The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $3.1 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2012.

Our current investment allocation target for our pension plans for 2012 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2011	2010
Cash and cash equivalents	0%	0%	3%	0%
Equity securities	55	51	53	54
Debt securities	25	39	32	36
Real estate	20	10	12	10

	100%	100%	100%	100%

The following descriptions relate to our plan assets:

Cash and cash equivalents—The fair value of cash and cash equivalents is valued at cost.

Equity Securities—The overall equity category includes common stocks issued by U.S., United Kingdom and other international companies, equity funds that invest in common stocks and unit linked insurance policies. All investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.

Balanced—The overall balanced category includes funds primarily invested in a mix of equity and fixed income securities where the allocations are at the discretion of the investment manager. All investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.

Fixed Income Security—The overall fixed income category includes U.S. dollar-denominated and United Kingdom and other international marketable bonds and convertible debt securities as well as fixed income funds that invest in these instruments. All assets generally allow near-term liquidity and are held in issues, which are actively traded to facilitate transactions as minimum cost.

The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Real Estate—Real estate provides an indirect investment into a diversified and multi-sector portfolio of property assets. The fair value of real estate investments is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,425	$1,425	$—	$—
Equities:
U.S. large value	3,804	3,804	—	—
U.S. large growth	2,896	2,896	—	—
U.S. small cap growth	582	—	582	—
U.K. index	5,853	—	5,853	—
International large value	7,800	—	7,800	—
International blend	3,110	—	3,110	—
International growth	2,455	2,455	—	—
Balanced	2,430	—	2,430	—
Fixed income securities:
Government bonds	3,870	—	3,870	—
Corporate bonds	13,630	—	13,630	—
Real Estate:
U.S. property	4,006	—	—	4,006
U.K. property	2,204	—	—	2,204

Total pension fund assets	$54,065	$10,580	$37,275	$6,210

	December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$132	$132	$—	$—
Equities:
U.S. large value	3,679	3,679	—	—
U.S. large growth	3,886	3,886	—	—
U.S. small cap growth	611	—	611	—
U.K. index	6,506	—	6,506	—
International large value	8,408	—	8,408	—
International blend	2,492	—	2,492	—
International growth	2,934	2,934	—	—
Balanced	2,695	—	2,695	—
Fixed income securities:
Government bonds	3,075	—	3,075	—
Corporate bonds	13,448	—	13,448	—
Real Estate:
U.S. property	3,472	—	—	3,472
U.K. property	2,091	—	—	2,091

Total pension fund assets	$53,429	$10,631	$37,235	$5,563

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2011	2010
Beginning balance	$5,563	$4,417
Actual return on plan assets:
Relating to assets held at reporting date	138	571
Purchases, sales and settlements, net	511	633
Foreign currency translation adjustment	(2)	(58)

Ending balance	$6,210	$5,563

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease gradually to 5.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2011 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$11	$(10)
Other post-retirement benefit liability	$44	$(42)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

Year	Pension Plans	Other Post- Retirement Benefit Plans
2012	$2,923	$289
2013	$3,241	$210
2014	$3,450	$183
2015	$3,610	$127
2016	$3,821	$115
2017 to 2021	$23,942	$383

17.	Related Party Transactions

We entered into the following related party transactions during the three years ended December 31, 2011:

In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of our freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Richard A. Snell, a member of our Board, is an Operating Partner of HCI Equity Partners, the controlling shareholder of RRTS, and Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For the years ended December 31, 2011, 2010 and 2009, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.4 million, $0.6 million and $0.6 million of fees for services, respectively.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly results of operations for 2011 and 2010 (in thousands, except per share amounts):

	Revenues	Gross Profit	Operating Income	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders(1)
2011:
First	$182,509	$24,716	$8,116	$3,277	$3,277	$0.12	$0.12
Second	$206,776	$27,676	$11,327	$(2,169)	$(2,169)	$(0.08)	$(0.08)
Third	$216,909	$29,822	$13,547	$7,376	$7,376	$0.27	$0.26
Fourth	$225,828	$33,378	$16,066	$10,106	$10,121	$0.36	$0.36
2010:
First	$146,407	$16,892	$3,621	$676	$676	$0.03	$0.03
Second(2)	$142,349	$17,756	$2,618	$693	$693	$0.03	$0.02
Third	$150,950	$19,864	$5,109	$1,142	$1,142	$0.04	$0.04
Fourth	$158,073	$20,285	$5,368	$3,976	$3,976	$0.14	$0.14

(1)	See Note 14 for discussion on the computation of diluted shares outstanding.

(2)	We recorded approximately $1.4 million of restructuring charges in the second quarter of 2010.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

19.	Subsequent Events

We have evaluated subsequent events through the date that the consolidated financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our independent accountants on matters of accounting and financial disclosures.

Item 9A.	Controls and Procedures

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

Based on their evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on our internal control over financial reporting, which appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn	/s/ Chad M. Utrup
Mervin Dunn	Chad M. Utrup
Chief Executive Officer	Chief Financial Officer

March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Commercial Vehicle Group, Inc.

We have audited the internal control over financial reporting of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 13, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 13, 2012

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of March 8, 2012:

Name	Age	Principal Position(s)
Richard A. Snell	70	Chairman and Director
Mervin Dunn	58	President, Chief Executive Officer and Director
Scott C. Arves	55	Director
David R. Bovee	62	Director
Robert C. Griffin	64	Director
S.A. Johnson	71	Director
John W. Kessler	76	Director
Arnold A. Siemer	74	Director

The following biographies describe the business experience of our directors:

Scott C. Arves has served as a Director since July 2005. Since January 2007, Mr. Arves has served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006. Mr. Arves brings nearly 33 years of transportation experience to his role as Director, including 19 years of P & L experience and 16 years as a Division President or Chief Executive Officer.

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

Mervin Dunn has served as a Director since August 2004 and as our President and Chief Executive Officer since June 2002. Mr. Dunn’s tenure with CVG dates back to October 1999 when he served as President of Trim Systems through June 2002. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. Mr. Dunn also spent 10 years with Arvin Industries from 1988 to 1998 in a number of key leadership roles, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. Mr. Dunn served in a number of management positions in engineering and quality assurance, including Division Quality Manager, at Johnson Controls Automotive Group. Mr. Dunn also has engineering and quality management experience with Hyster Corporation, a manufacturer of heavy lift trucks. Mr. Dunn currently serves as a Director and a member of the Compensation Committee of Transdigm Group, Inc. Mr. Dunn has spent his entire career in management positions within the automotive and transportation sectors. He brings a lifetime of manufacturing experience to his leadership role within the Company and on the Board.

Robert C. Griffin has served as a Director since July 2005. His career spanned over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of Sunair Services Corporation from February 2008 until its sale in December 2009 as a member of their Audit Committee and Chairman of their Special Committee. Mr. Griffin currently serves as a Director of GSE Holdings, Inc., where he serves as Chairman, and as a Director of Builders FirstSource, Inc., where he is Chairman of the Audit Committee, a member of the Nominating Committee and was Chairman of their Special Committee in 2009. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

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

Arnold B. Siemer has served as a Director since November 2011. Mr. Siemer has been the owner and Chief Executive Officer of Desco Corporation, a group of diversified manufacturing companies, since 1966. Mr. Siemer brings more than 40 years of experience in manufacturing, service and technology companies in both domestic and international markets to his role as a Director.

Richard A. Snell has served as a Director since August 2004 and as Chairman since March 2010. He has served as Chairman and Chief Executive Officer of Qualitor, Inc. since May 2005 and as an Operating Partner at HCI Partners since 2003. Mr. Snell served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, where he served from 1996 to 2000, and as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer, where he was employed from 1987 to

1996. Mr. Snell served as a Director of Schneider National, Inc., a multi-national trucking company, and as a member of their Compensation and Governance Committees from 1996 to 2011.

B.	Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2012 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2011 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2012 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Fourth Amended and Restated Equity Incentive Plan	469,351	(1)	$15.84	1,269,163
Management Stock Option Plan	6,793		$5.54	—
Equity compensation plans not approved by stockholders	—		—	—

Total	476,144		$15.69	1,269,163

(1)

Includes options granted under our Fourth Amended and Restated Equity Incentive Plan. Does not include 3,009,150 shares of restricted stock granted under our Fourth Amended and Restated Equity Incentive Plan, of which 892,928 shares had not vested as of December 31, 2011.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2012 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Corporation and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011, 2010 and 2009

Allowance for Doubtful Accounts:

The transactions in the allowance for doubtful account for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Balance — Beginning of the year	$2,717	$1,812	$3,419
Provisions	4,324	4,278	2,678
Utilizations	(4,585)	(3,405)	(4,280)
Acquisitions recorded	1,459	—	—
Currency translation adjustment	(48)	32	(5)

Balance — End of the year	$3,867	$2,717	$1,812

Valuation Allowance:

The transactions in the valuation allowance for deferred taxes for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Balance — Beginning of the year	$69,099	$55,517	$44,553
Provisions	1,185	13,582	10,964
Utilizations	(920)	—	—

Balance — End of the year	$69,364	$69,099	$55,517

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

2.4**	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of May 12, 2011 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

3.3	Amended and Restated By-laws of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

3.4

Certificate of Designations of Series A Preferred Stock (included as Exhibit A to the Rights Agreement incorporated by reference to Exhibit 4.8) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009.

4.1

Indenture, dated as of July 6, 2005, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, with respect to 8.0% senior notes due 2013 (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

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

4.4

Supplemental Indenture, dated as of November 28, 2007, by and among the Company, CVG Oregon, LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference in the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

4.5

Supplemental Indenture, dated as of January 7, 2009, by and among the Company, CVG CS LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on January 8, 2009.

Exhibit No.	Description

4.6

Supplemental Indenture, dated as of January 27, 2011, by and among the Company, CVG Alabama LLC, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 15, 2011).

4.7

Supplemental Indenture, dated as of April 21, 2011, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 27, 2011).

4.8

Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

4.9	Form of senior note (attached as exhibit to Exhibit 4.1) (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

4.10

Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.11	Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.12

Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.13

Commercial Vehicle Group, Inc. Amendment No. 1 to Rights Agreement, dated as of March 9, 2011, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2011).

4.14	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708)).

4.15

Indenture, dated as of August 4, 2009, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).

4.16

Supplemental Indenture, dated as of April 21, 2011, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 27, 2011).

4.17

Security Agreement, dated as of August 4, 2009, by and among the Company, the subsidiaries party thereto and U.S. Bank National Association, as third lien collateral agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).

4.18

Warrant and Unit Agreement, dated as of August 4, 2009, by and between the Company and U.S. Bank National Association, as warrant agent and unit agent (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 5, 2009).

4.19

Indenture, dated as of April 26, 2011, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, with respect to 7.875% senior secured notes due 2019 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.20

Registration Rights Agreement, dated as of April 26, 2011, by and among the Company, the guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

Exhibit No.	Description

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

10.4

Amendment No. 3, dated as of September 7, 2010, to Loan and Security Agreement, dated as of January 7, 2009, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 7, 2010).

10.5

Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company and certain of its subsidiaries, as borrowers, and Bank of America, N.A., as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

10.6

Intercreditor Agreement, dated as of April 26, 2011, by and among the Company, certain of its subsidiaries, Bank of America, N.A., as first lien administrative agent and first lien collateral agent for the First Priority Secured Parties, and U.S. Bank National Association, as trustee and second priority agent for the Second Priority Secured Parties (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

10.7	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.8*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

10.9*

Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

10.10*

Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

10.11	Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

10.12

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

10.14

Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

10.15*	Commercial Vehicle Group, Inc. 2007 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 9, 2007).

10.16*	Commercial Vehicle Group, Inc. 2008 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on March 25, 2008).

10.17*

First Amendment to Commercial Vehicle Group, Inc. 2008 Bonus Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.18*	Commercial Vehicle Group, Inc. 2011 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on February 28, 2011).

10.19*	Commercial Vehicle Group, Inc. 2012 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2012).

10.20*

Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

10.21*

Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

10.22*

Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).

10.23*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

10.24*

Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

10.25*

Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

10.26*

Change in Control & Non-Competition Agreement dated April 5, 2006 with James F. Williams (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006.

10.27*

Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).

10.28*

Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).

10.29*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Mervin Dunn (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

Exhibit No.	Description

10.30*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Gerald L. Armstrong (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.31*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Chad M. Utrup (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.32*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.33*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with James F. Williams (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.34*	First Amendment to Change in Control & Non-Competition Agreement dated March 9, 2012 with William Gordon Boyd.

10.35*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.36	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.37*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

**

The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S — K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

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

Date: March 13, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. SNELL Richard A. Snell	Chairman and Director	March 13, 2012

/s/ MERVIN DUNN Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2012

/s/ SCOTT C. ARVES Scott C. Arves	Director	March 13, 2012

/s/ DAVID R. BOVEE David R. Bovee	Director	March 13, 2012

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 13, 2012

/s/ S.A. JOHNSON S.A. Johnson	Director	March 13, 2012

/s/ JOHN W. KESSLER John W. Kessler	Director	March 13, 2012

/s/ ARNOLD B. SIEMER Arnold B. Siemer	Director	March 13, 2012

/s/ CHAD M. UTRUP Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012