Form 10-Q
period 2012-03-31
Commercial Vehicle Group, Inc.
filed 2012-05-04
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2012 was 29,061,691 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I    FINANCIAL INFORMATION

Certification of CEO

Certification of CFO

CEO Certification Pursuant to Section 906

CFO Certification Pursuant to Section 906

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$90,854	$87,955
Accounts receivable, net of reserve for doubtful accounts of $4,086 and $3,867, respectively	147,473	130,297
Inventories	85,803	79,423
Other current assets	13,147	9,307

Total current assets	337,277	306,982

Property, plant and equipment, net of accumulated depreciation of $112,036 and $109,403, respectively	77,354	76,672
Intangible assets, net	7,249	7,315
Other assets, net	15,214	15,915

Total assets	$437,094	$406,884

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$90,977	$74,239
Accrued liabilities	38,402	38,960

Total current liabilities	129,379	113,199

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	27,253	28,013
Other long-term liabilities	2,661	2,897

Total liabilities	409,293	394,109

Commitments and contingencies (NOTE 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,170,929 shares issued and outstanding, respectively	285	285
Treasury stock purchased from employees; 426,870 shares, respectively	(4,059)	(4,059)
Additional paid-in capital	220,311	219,112
Retained loss	(162,749)	(174,754)
Accumulated other comprehensive loss	(25,983)	(27,818)

Total CVG stockholders’ equity	27,805	12,766
Non-controlling interest	(4)	9

Total stockholders’ equity	27,801	12,775

Total liabilities and stockholders’ equity	$437,094	$406,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$236,990	$182,509
Cost of Revenues	200,212	157,793

Gross Profit	36,778	24,716
Selling, General and Administrative Expenses	18,183	16,194
Amortization Expense	92	96
Restructuring Costs	—	310

Operating Income	18,503	8,116
Other Expense	5	6
Interest Expense	5,302	3,981

Income Before Provision for Income Taxes	13,196	4,129
Provision for Income Taxes	1,204	852

Net Income	11,992	3,277
Less: Non-controlling interest in subsidiary’s loss	(13)	—

Net Income Attributable to CVG Stockholders	$12,005	$3,277

Earnings per Common Share:
Basic	$0.43	$0.12

Diluted	$0.42	$0.12

Weighted Average Shares Outstanding:
Basic	28,171	27,765

Diluted	28,373	28,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Net income	$11,992	$3,277

Other comprehensive income:
Foreign currency translation adjustments	1,835	1,786

Other comprehensive income	1,835	1,786

Comprehensive income	$13,827	$5,063

Less: Comprehensive loss attributed to noncontrolling interests	(13)	—

Comprehensive income attributable to CVG stockholders	$13,840	$5,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. Loss	CVG Stockholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount
	(Unaudited)
	(In thousands, except share data)
Balance — December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

Share-based compensation expense	—	—	—	1,199	—	—	1,199	—	1,199
Comprehensive income:
Net income	—	—	—	—	12,005	—	12,005	(13)	11,992
Foreign currency translation adjustment	—	—	—	—	—	1,835	1,835	—	1,835

Total comprehensive income (loss)	—	—	—	—	—	—	13,840	(13)	13,827

Balance — March 31, 2012	28,170,929	$285	$(4,059)	$220,311	$(162,749)	$(25,983)	$27,805	$(4)	$27,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$11,992	$3,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,082	2,901
Provision for doubtful accounts	87	1,314
Noncash amortization of debt financing costs	283	379
Amortization of bond discount/premium, net	—	(269)
Pension plan contributions	(1,020)	(821)
Shared-based compensation expense	1,199	842
Loss on sale of assets	135	6
Noncash gain on forward exchange contracts	(865)	—
Change in other operating items	(9,450)	(20,297)

Net cash provided by (used in) operating activities	5,443	(12,668)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,884)	(3,020)
Proceeds from disposal/sale of property, plant and equipment	11	7
Post-acquisition and acquisition payments, net of cash received	—	(8,785)

Net cash used in investing activities	(2,873)	(11,798)

Effect of Currency Exchange Rate Changes on Cash	329	367

Net Increase (Decrease) in Cash	2,899	(24,099)
Cash:
Beginning of period	87,955	42,591

End of period	$90,854	$18,492

Supplemental Cash Flow Information:
Cash paid for interest	$66	$7,283

Cash paid (received) for income taxes, net	$748	$(114)

Unpaid purchases of property and equipment included in accounts payable	$556	$464

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

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2011 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 13, 2012. Unless otherwise indicated, all amounts are in thousands except per share amounts.

Revenues and operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected in future operating quarters.

2.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of stockholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU were effective prospectively for interim and annual periods beginning on or after December 15, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of this ASU were adopted in the first fiscal quarter of 2012 and were applied retrospectively. The adoption of this ASU resulted in the presentation of a new statement, the consolidated statement of comprehensive income.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the provisions within ASU 2011-05 requiring the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The deferral will allow the FASB further time to deliberate operational concerns expressed by constituents. ASU 2011-12 was effective concurrently with the adoption of ASU 2011-05.

3.	Fair Value Measurement

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

Level	1 – Unadjusted quoted prices in active markets for identical assets and liabilities.

Level	2 – Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level	3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$527	$—	$527	$—	$1	$—	$1	$—

Derivative liabilities [1]	$9	$—	$9	$—	$348	$—	$348	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$256,250	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2012.

4.	Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,170,929 shares issued and outstanding as of March 31, 2012.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2012.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2012 and 2011 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income attributable to common stockholders — basic and diluted	$12,005	$3,277

Weighted average number of common shares outstanding	28,171	27,765
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	202	421

Dilutive shares outstanding	28,373	28,186
Basic earnings per share	$0.43	$0.12

Diluted earnings per share	$0.42	$0.12

For the three months ended March 31, 2012 and 2011, diluted earnings per share did not include approximately 0.5 million outstanding stock options, respectively, as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5.	Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of March 31, 2012:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2009	638,150	5.5%	3 equal annual installments commencing on October 20, 2010
November 2010	404,000	8.2%	3 equal annual installments commencing on October 20, 2011
November 2011	443,250	8.2%	3 equal annual installments commencing on October 20, 2012

As of March 31, 2012, there was approximately $7.5 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months for the November 2009 awards, 19 months for the November 2010 awards and 31 months for the November 2011 awards.

The following table summarizes information about the non-vested restricted stock grants as of March 31, 2012:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	893	$11.42
Granted	—	—
Vested	—	—
Forfeited	(2)	12.79

Nonvested at March 31, 2012	891	$11.42

As of March 31, 2012, 1,271,329 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

6.	Accounts Receivable

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

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$51,989	$49,178
Work in process	16,486	15,343
Finished goods	17,328	14,902

	$85,803	$79,423

Inventory quantities on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

8.	Intangible Assets

We review long-lived assets, including definite-lived intangible assets, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.

Our intangible assets were comprised of the following (in thousands):

	March 31, 2012				December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,494	$(2,245)	$7,249	23 years	$9,468	$(2,153)	$7,315

The aggregate intangible asset amortization expense was approximately $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2012, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2012	$366
2013	$366
2014	$366
2015	$366
2016	$366
2017	$366

9.	Restructuring Activities

In 2009, we announced the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for this restructuring of approximately $2.9 million, consisting of approximately $0.9 million of severance costs and $2.0 million of facility closure costs. We have incurred cumulative restructuring charges of $2.5 million consisting of approximately $0.9 million of severance costs and $1.6 million of facility closure costs as of March 31, 2012.

A summary of the restructuring liability for the three months ended March 31, 2012 is as follows (in thousands):

	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance — December 31, 2011	$1	$481	$482
Utilizations	—	(38)	(38)

Balance — March 31, 2012	$1	$443	$444

10.	Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2012 (in thousands):

Balance — December 31, 2011	$2,777
Additional provisions recorded	1,030
Deduction for payments made	(639)
Currency translation adjustment	16

Balance — March 31, 2012	$3,184

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2012, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of March 31, 2012, we had no such guarantees.

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

11.	Debt

Debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

As of March 31, 2012, we did not have borrowings under the Loan and Security Agreement. In addition, as of March 31, 2012, we had outstanding letters of credit of approximately $3.0 million and borrowing availability of $37.0 million under the Loan and Security Agreement.

The Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through March 31, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2012.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending March 31, 2012, the applicable margin was set at Level II, which corresponds to our December 31, 2011 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status – The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of March 31, 2012.

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

12.	Income Taxes

We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2007. There are currently two income tax examinations in process.

As of March 31, 2012, we have provided a liability of approximately $0.9 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.5 million accrued for the payment of interest and penalties at March 31, 2012, of which $8 thousand was accrued during the current year. Accrued interest and penalties are included in the $0.9 million of unrecognized tax benefits.

During the fiscal quarter ended March 31, 2012, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $68 thousand of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

During 2011, we continued to maintain a full valuation allowance against our net deferred tax assets, except in specific foreign jurisdictions and certain state jurisdictions, which did not have a multiple year cumulative loss. Though objective and verifiable negative evidence continues to outweigh positive evidence in jurisdictions with significant valuation allowances, we are experiencing positive evidence trends in certain of these jurisdictions. Our U.S. operations are experiencing current profitability, but these operations remain in an adjusted cumulative three-year loss position at March 31, 2012. To the extent this profitability trend continues, it is reasonably possible our conclusion regarding the need for a full valuation allowance could change within the next 12 months, resulting in the reversal of some or all of the U.S. valuation allowance. At March 31, 2012, the valuation allowance for the U.S. was $53.5 million.

During the first quarter of 2012, we made an entity classification election to no longer treat KAB Seating Limited (a U.K. entity) as a branch of the U.S. for tax purposes. This tax election will result in an estimated $12 million gain for federal income tax purposes, which will be offset by existing net operating losses. The utilization of these net operating losses will reduce deferred assets, which will result in a release of valuation allowance and will have no impact on the current year tax provision.

13.	Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of March 31, 2012, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	March 31, 2012		December 31, 2011
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$10,441	$10,959	$11,212	$10,865

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$527	Other assets	$1

	Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$2	Accrued liabilities	$339
Foreign exchange contracts	Other long-term liabilities	7	Other long-term liabilities	9

		$9		$348

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended March 31,
	Location of Gain Recognized in Income on Derivatives	2012	2011
		Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$865	$—

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$26	$20	$—	$—	$—	$—
Interest cost	453	488	468	561	12	16
Expected return on plan assets	(489)	(478)	(424)	(467)	—	—
Amortization of prior service cost	—	—	—	—	(32)	(32)
Recognized actuarial loss (gain)	95	25	54	75	(21)	(34)

Net benefit cost	$85	$55	$98	$169	$(41)	$(50)

We previously disclosed in our financial statements for the year ended December 31, 2011, that we expect to contribute approximately $3.1 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2012. As of March 31, 2012, approximately $1.0 million of contributions have been made to our pension plans.

15.	Related Party Transactions

In May 2008, we entered into a freight services arrangement with Group Transportation Services Holdings, Inc. (“GTS”), a third party logistics and freight management company. Under this arrangement, which was approved by our Audit Committee on April 29, 2008, GTS manages a portion of our freight and logistics program as well as administers its payments to additional third party freight service providers. In May 2010, GTS merged with Roadrunner Transportation Systems, Inc. (“RRTS”) in connection with the initial public offering of RRTS. Richard A. Snell, a member of our Board, is an Operating Partner of HCI Equity Partners, the controlling shareholder of RRTS, and Chad M. Utrup, our Chief Financial Officer, was elected to the Board of Directors of RRTS in May 2010. For each of the three months ended March 31, 2012 and 2011, we made payments (net of pass through payments to other third party freight service providers) to GTS/RRTS of approximately $0.1 million of fees for services.

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

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck and certain leading global construction original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

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

During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. According to a March 2012 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 255,000 in 2011, peak at 307,000 in 2013 and decline to 289,000 in 2017.

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

In the three months ended December 31, 2009, we announced restructuring plans for the closure and consolidation of one of our facilities located in Liberec, Czech Republic and the closing of our Norwalk, Ohio truck cab assembly facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was substantially completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to source the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure as of September 30, 2010.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Cost of revenues	84.5	86.5

Gross profit	15.5	13.5
Selling, general and administrative expenses	7.7	8.9
Amortization expense	—	—
Restructuring costs	—	0.2

Operating income	7.8	4.4
Other expense	—	—
Interest expense	2.2	2.2

Income before provision for income taxes	5.6	2.2
Provision for income taxes	0.5	0.4

Net income	5.1	1.8
Less: Non-controlling interest in subsidiary’s loss	—	—

Net income attributable to CVG stockholders	5.1%	1.8%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues increased approximately $54.5 million, or 29.9%, to $237.0 million in the three months ended March 31, 2012 from $182.5 million in the three months ended March 31, 2011. This change resulted primarily from:

•

a 51% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $55.1 million of increased revenues;

•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $0.1 million of increased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $0.7 million.

Gross Profit. Gross profit was approximately $36.8 million for the three months ended March 31, 2012 compared to $24.7 million in the three months ended March 31, 2011, an increase of approximately $12.1 million. This increase was primarily the result of the impact of the increased revenues discussed above and a gain of approximately $0.9 million related to the mark to market of our foreign exchange contracts. As a percentage of revenues, gross profit was 15.5% for the three months ended March 31, 2012 compared to 13.5% for the three months ended March 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.0 million to $18.2 million in the three months ended March 31, 2012 from $16.2 million in the three months ended March 31, 2011. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.

Amortization Expense. Amortization expense was approximately $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Restructuring Costs. We recorded restructuring charges for the three months ended March 31, 2011 of $0.3 million relating to the closure of our Norwalk, Ohio facility.

Other Expense. We recorded miscellaneous expenses for the three months ended March 31, 2012 and 2011 of $5 thousand and $6 thousand, respectively.

Interest Expense. Interest expense increased approximately $1.3 million to $5.3 million in the three months ended March 31, 2012 from $4.0 million in the three months ended March 31, 2011. This increase was primarily due to higher average outstanding debt.

Provision for Income Taxes. Our effective tax rate was 9.1% and 20.6% for the three months ended March 31, 2012 and 2011, respectively. An income tax provision of approximately $1.2 million was recorded for the three months ended

March 31, 2012 compared to approximately $0.9 million for the three months ended March 31, 2011. The provision is currently being offset by valuation allowances except in China, Australia and several state tax jurisdictions. The change in income tax from the prior year’s quarter can be primarily attributed to income generated by our non-U.S. locations that are not subject to valuation allowances. Their tax rates are generally lower than the U.S. federal statutory rate of 35%.

Net Income. Net income was $12.0 million in the three months ended March 31, 2012, compared to $3.3 million in the three months ended March 31, 2011, primarily as a result of the factors discussed above.

Net Income Attributable to CVG Stockholders. Net income was $12.0 million in the three months ended March 31, 2012, compared to $3.3 million in the three months ended March 31, 2011, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2012, net cash provided by operations was approximately $5.4 million compared to net cash used of approximately $12.7 million for the three months ended March 31, 2011. The net cash provided by operations for the three months ended March 31, 2012 was primarily a result of higher operating income, which was partially offset by higher working capital requirements due to increased production volumes. Net cash used for the three months ended March 31, 2011 was primarily the result of an increase in accounts receivable due to higher sales and the timing of collections.

Net cash used in investing activities was approximately $2.9 million for the three months ended March 31, 2012 compared to $11.8 million for the three months ended March 31, 2011. The amounts used in investing activities for the three months ended March 31, 2012 primarily reflect capital expenditure purchases. The amounts used in investing activities for the three months ended March 31, 2011 primarily reflect capital expenditures and our acquisition of Bostrom.

Debt and Credit Facilities

As of March 31, 2012, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”), excluding $3.0 million of outstanding letters of credit under various financing arrangements and an additional $37.0 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of March 31, 2012, the availability block was $0. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

In connection with the amendment and restatement of the Loan and Security Agreement on April 26, 2011, we issued $250.0 million aggregate principal amount of 7.875% notes pursuant to a new indenture (as discussed below). We used the net proceeds from the offering of the 7.875% notes to repay all outstanding indebtedness under our loan and security agreement, dated as of August 24, 2009, to fund the repurchase of approximately $94.9 million of our 8% Senior Notes due 2013 (the “8% notes”) and approximately $48.0 million of our 11%/ 13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and to pay related fees and expenses.

As of March 31, 2012, approximately $0.3 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending March 31, 2012, the applicable margin was set at Level II based on our December 31, 2011 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through March 31, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2012. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of March 31, 2012.

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

Update on Contractual Obligations

At March 31, 2012, we have provided a liability for $0.9 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure to market risk since December 31, 2011.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended March 31, 2012 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits:

10.1	Commercial Vehicle Group, Inc. 2012 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2012).

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: May 4, 2012	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer
(Principal financial and accounting officer
and duly authorized officer)