Form 10-Q
period 2012-06-30
Commercial Vehicle Group, Inc.
filed 2012-08-06
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2012 was 29,049,011 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Certification of CEO

Certification of CFO

CEO Certification Pursuant to Section 906

CFO Certification Pursuant to Section 906

i

ITEM 1 — FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$87,571	$87,955
Accounts receivable, net of reserve for doubtful accounts of $3,538 and $3,867, respectively	157,210	130,297
Inventories	90,154	79,423
Other current assets	12,699	9,307

Total current assets	347,634	306,982

Property, plant and equipment, net of accumulated depreciation of $113,230 and $109,403, respectively	78,143	76,672
Intangible assets, net	7,129	7,315
Other assets, net	15,300	15,915

Total assets	$448,206	$406,884

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$95,312	$74,239
Accrued liabilities	34,007	38,960

Total current liabilities	129,319	113,199

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	26,500	28,013
Other long-term liabilities	2,447	2,897

Total liabilities	408,266	394,109

Commitments and contingencies (NOTE 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,170,929 shares issued and outstanding, respectively	285	285
Treasury stock purchased from employees; 426,870 shares, respectively	(4,059)	(4,059)
Additional paid-in capital	221,459	219,112
Retained loss	(149,594)	(174,754)
Accumulated other comprehensive loss	(28,145)	(27,818)

Total CVG stockholders’ equity	39,946	12,766
Non-controlling interest	(6)	9

Total stockholders’ equity	39,940	12,775

Total liabilities and stockholders’ equity	$448,206	$406,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$242,745	$206,776	$479,735	$389,285
Cost of Revenues	205,289	179,100	405,501	336,893

Gross Profit	37,456	27,676	74,234	52,392
Selling, General and Administrative Expenses	18,361	16,023	36,544	32,217
Amortization Expense	92	94	184	190
Restructuring Costs	—	232	—	542

Operating Income	19,003	11,327	37,506	19,443
Interest and Other Expense	5,205	5,062	10,512	9,049
Loss on early Extinguishment of Debt	—	7,448	—	7,448

Income (Loss) Before Provision for Income Taxes	13,798	(1,183)	26,994	2,946
Provision for Income Taxes	645	986	1,849	1,838

Net Income (Loss)	13,153	(2,169)	25,145	1,108
Less: Non-controlling interest in subsidiary’s loss	(2)	—	(15)	—

Net Income (Loss) Attributable to CVG Stockholders	$13,155	$(2,169)	$25,160	$1,108

Earnings (Loss) per Common Share:
Basic	$0.47	$(0.08)	$0.89	$0.04

Diluted	$0.46	$(0.08)	$0.89	$0.04

Weighted Average Shares Outstanding:
Basic	28,171	27,767	28,171	27,766

Diluted	28,396	27,767	28,384	28,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$13,153	$(2,169)	$25,145	$1,108

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,162)	632	(327)	2,418

Other comprehensive (loss) income	(2,162)	632	(327)	2,418

Comprehensive income (loss)	$10,991	$(1,537)	$24,818	$3,526

Less: Comprehensive loss attributed to noncontrolling interests	(2)	—	(15)	—

Comprehensive income (loss) attributable to CVG stockholders	$10,993	$(1,537)	$24,833	$3,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury	Additional Paid-In	Retained Earnings (Accum.	Accum. Other Comp.	CVG Stockholders’	Non-Controlling
	Shares	Amount	Stock	Capital	Deficit)	Loss	Equity	Interest	Total
	(Unaudited) (In thousands, except share data)
Balance — December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

Share-based compensation expense	—	—	—	2,347	—	—	2,347	—	2,347
Comprehensive income:
Net income (loss)	—	—	—	—	25,160	—	25,160	(15)	25,145
Foreign currency translation adjustment	—	—	—	—	—	(327)	(327)	—	(327)

Total comprehensive income (loss)	—	—	—	—	—	—	24,833	(15)	24,818

Balance — June 30, 2012	28,170,929	$285	$(4,059)	$221,459	$(149,594)	$(28,145)	$39,946	$(6)	$39,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$25,145	$1,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,382	6,139
Provision for doubtful accounts	1,283	2,154
Noncash amortization of debt financing costs	566	689
Loss on early extinguishment of debt	—	7,448
Amortization of bond discount/premium, net	—	(345)
Pension plan contributions	(1,977)	(1,423)
Shared-based compensation expense	2,347	1,699
Loss on sale of assets	92	324
Noncash gain on forward exchange contracts	(467)	—
Change in other operating items	(25,657)	(29,788)

Net cash provided by (used in) operating activities	7,714	(11,995)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,878)	(10,605)
Proceeds from disposal/sale of property, plant and equipment	115	21
Post-acquisition and acquistion payments, net of cash received	—	(8,699)

Net cash used in investing activities	(6,763)	(19,283)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(170,929)
Borrowing of long-term debt	—	250,000
Debt issuance costs and other	—	(6,852)

Net cash provided by financing activities	—	72,219
Effect of Currency Exchange Rate Changes on Cash	(1,335)	642

Net (Decrease) Increase in Cash	(384)	41,583
Cash:
Beginning of period	87,955	42,591

End of period	$87,571	$84,174

Supplemental Cash Flow Information:
Cash paid for interest	$9,974	$11,128

Cash paid for income taxes, net	$3,267	$641

Unpaid purchases of property and equipment included in accounts payable	$1,018	$546

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

Revenues and operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected in future operating quarters.

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

Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$201	$—	$201	$—	$1	$—	$1	$—

Derivative liabilities [1]	$81	$—	$81	$—	$348	$—	$348	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$256,250	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2012.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,170,929 shares issued and outstanding as of June 30, 2012.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2012.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2012 and 2011 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common stockholders — basic and diluted	$13,155	$(2,169)	$25,160	$1,108

Weighted average number of common shares outstanding	28,171	27,767	28,171	27,766
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	225	—	213	439

Dilutive shares outstanding	28,396	27,767	28,384	28,205
Basic earnings (loss) per share	$0.47	$(0.08)	$0.89	$0.04

Diluted earnings (loss) per share	$0.46	$(0.08)	$0.89	$0.04

For the three months ended June 30, 2012, diluted earnings per share did not include 0.5 million outstanding stock options as the effect would have been antidilutive. For the three months ended June 30, 2011, dilutive earnings per share did not include approximately 0.5 million of our non-vested restricted stock and 0.5 million outstanding stock options as the effect would have been antidilutive.

For the six months ended June 30, 2012 and 2011, diluted earnings per share did not include approximately 0.5 million outstanding stock options, respectively, as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5. Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of June 30, 2012:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2009	638,150	5.7%	3 equal annual installments commencing on October 20, 2010
November 2010	404,000	8.2%	3 equal annual installments commencing on October 20, 2011
November 2011	443,250	8.2%	3 equal annual installments commencing on October 20, 2012

As of June 30, 2012, there was approximately $6.3 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the November 2009 awards, 16 months for the November 2010 awards and 28 months for the November 2011 awards.

The following table summarizes information about the non-vested restricted stock grants as of June 30, 2012:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	893	$11.42
Granted	—	—
Vested	—	—
Forfeited	(15)	12.32

Nonvested at June 30, 2012	878	$11.41

As of June 30, 2012, 1,284,009 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

7. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$53,557	$49,178
Work in process	16,931	15,343
Finished goods	19,666	14,902

	$90,154	$79,423

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

Our intangible assets were comprised of the following (in thousands):

	June 30, 2012				December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,467	$(2,338)	$7,129	23 years	$9,468	$(2,153)	$7,315

The aggregate intangible asset amortization expense was approximately $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $0.2 million for the six months ended June 30, 2012 and 2011.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2012, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2012	$366
2013	$366
2014	$366
2015	$366
2016	$366
2017	$366

9. Restructuring Activities

In 2009, we announced the closure of our Norwalk, Ohio facility as a result of Navistar's decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for this restructuring of approximately $3.1 million, consisting of approximately $0.9 million of severance costs and $2.2 million of facility closure costs. We have incurred cumulative restructuring charges of $2.7 million consisting of approximately $0.9 million of severance costs and $1.8 million of facility closure costs as of June 30, 2012.

A summary of the restructuring liability for the six months ended June 30, 2012 is as follows (in thousands):

	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance — December 31, 2011	$1	$481	$482
Provisions	64	270	334
Utilizations	(64)	(346)	(410)

Balance — June 30, 2012	$1	$405	$406

10. Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2012 (in thousands):

Balance — December 31, 2011	$2,777
Additional provisions recorded	1,725
Deduction for payments made	(1,201)
Currency translation adjustment	6

Balance — June 30, 2012	$3,307

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2012, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of June 30, 2012, we had no such guarantees.

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

11. Debt

Debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

As of June 30, 2012, we did not have borrowings under the Loan and Security Agreement. In addition, as of June 30, 2012, we had outstanding letters of credit of approximately $3.0 million and borrowing availability of $37.0 million under the Loan and Security Agreement.

The Loan and Security Agreement contains financial covenants, including a minimum fixed charge coverage ratio, if we do not maintain certain availability requirements. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through June 30, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2012.

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

We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fees is (i)

..500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Terms, Covenants and Compliance Status — The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. As of June 30, 2012, we were not required to comply with the fixed charge coverage ratio.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of June 30, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of June 30, 2012.

12. Income Taxes

We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2007. There are currently two income tax examinations in process.

As of June 30, 2012, we have provided a liability of approximately $0.7 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.2 million accrued for the payment of interest and penalties at June 30, 2012, of which $11 thousand was accrued during the current year. Accrued interest and penalties are included in the $0.7 million of unrecognized tax benefits.

During the fiscal quarter ended June 30, 2012, we released $0.2 million of tax reserves related to the settlement of tax examinations. We did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $68 thousand of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

During 2011, we continued to maintain a full valuation allowance against our net deferred tax assets, except in specific foreign jurisdictions and certain state jurisdictions, which did not have a multiple year cumulative loss. Though objective and verifiable negative evidence continues to outweigh positive evidence in jurisdictions with significant valuation allowances, we are experiencing positive evidence trends in certain of these jurisdictions. Our U.S. operations are experiencing current profitability, but these operations remain in an adjusted cumulative three-year loss position at June 30, 2012. To the extent this profitability trend continues, it is reasonably possible our conclusion regarding the need for a full valuation allowance could change within the next 12 months, resulting in the reversal of some or all of the U.S. valuation allowance. During the second quarter of 2012, we reversed $0.7 million of valuation allowances related to certain states and foreign jurisdictions that now have a three-year cumulative history of positive earnings and expected future profitability trends. At June 30, 2012, the valuation allowance for the U.S. was $52.8 million. We continue to evaluate the need for valuation allowances in each of our jurisdictions.

During the first quarter of 2012, we made an entity classification election to no longer treat KAB Seating Limited (a U.K. entity) as a branch of the U.S. for tax purposes. This tax election will result in an estimated $12.0 million gain for federal income tax purposes, which will be offset by existing net operating losses. The utilization of these net operating losses will reduce deferred assets, which will result in a release of valuation allowance and will have no impact on the current year tax provision.

13. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of June 30, 2012, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	June 30, 2012		December 31, 2011
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$10,739	$10,859	$11,212	$10,865

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$187	Other current assets	$—
Foreign exchange contracts	Other assets	14	Other assets	1

		$201		$1

	Liability Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$81	Accrued liabilities	$339
Foreign exchange contracts	Other long-term liabilities	—	Other long-term liabilities	9

		$81		$348

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

	Location of (Loss) Gain Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		A mount of Loss Recognized in Income		Amount of Gain Recognized in Income
		on Derivatives		on Derivatives
Foreign exchange contracts	Cost of revenues	$(398)	$—	$467	$—

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$28	$18	$—	$—	$—	$—
Interest cost	451	489	441	541	12	16
Expected return on plan assets	(489)	(479)	(399)	(465)	—	—
Amortization of prior service cost	—	—	—	—	(32)	(32)
Recognized actuarial loss (gain)	93	26	54	74	(21)	(34)

Net benefit cost	$83	$54	$96	$150	$(41)	$(50)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$54	$38	$—	$—	$—	$—
Interest cost	904	977	909	1,102	24	32
Expected return on plan assets	(978)	(957)	(823)	(932)	—	—
Amortization of prior service cost	—	—	—	—	(64)	(64)
Recognized actuarial loss (gain)	188	51	108	149	(42)	(68)

Net benefit cost	$168	$109	$194	$319	$(82)	$(100)

We previously disclosed in our financial statements for the year ended December 31, 2011, that we expect to contribute approximately $3.1 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2012. As of June 30, 2012, approximately $2.0 million of contributions have been made to our pension plans.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the number one or two position in several of our major markets and that we are one of the only suppliers in the North American commercial vehicle market that can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck and certain leading global construction original equipment manufacturers ("OEMs"), which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

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

The overall weakness in the North American economy and credit markets in 2009 put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. According to a July 2012 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 255,000 in 2011, peak at 302,000 in 2013 and decline to 289,000 in 2017.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which has continued into the first half of 2012.

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

In the three months ended December 31, 2009, we announced the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure as of September 30, 2010.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	84.6	86.6	84.5	86.5

Gross profit	15.4	13.4	15.5	13.5
Selling, general and administrative expenses	7.6	7.8	7.6	8.3
Amortization expense	—	—	0.1	0.1
Restructuring costs	—	0.1	—	0.1

Operating income	7.8	5.5	7.8	5.0
Interest and other expense	2.1	2.4	2.2	2.3
Loss on early extinghuishment of debt	—	3.6	—	1.9

Income (loss) before provision for income taxes	5.7	(0.5)	5.6	0.8
Provision for income taxes	0.3	0.5	0.4	0.5

Net income (loss)	5.4	(1.0)	5.2	0.3
Less: Non-controlling interest in subsidiary's loss	—	—	—	—

Net income (loss) attributable to CVG stockholders	5.4%	(1.0)%	5.2%	0.3%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Revenues increased approximately $36.0 million, or 17.4%, to $242.7 million in the three months ended June 30, 2012 from $206.8 million in the three months ended June 30, 2011. This change resulted primarily from:

•

a 29% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $33.4 million of increased revenues;

•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $4.8 million of increased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $2.2 million.

Gross Profit. Gross profit was approximately $37.5 million for the three months ended June 30, 2012 compared to $27.7 million in the three months ended June 30, 2011, an increase of approximately $9.8 million. This increase was primarily the result of the impact of the increased revenues discussed above offset by a loss of approximately $0.4 million related to the mark to market of our foreign exchange contracts. As a percentage of revenues, gross profit was 15.4% for the three months ended June 30, 2012 compared to 13.4% for the three months ended June 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.4 million to $18.4 million in the three months ended June 30, 2012 from $16.0 million in the three months ended June 30, 2011. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.1 million for the three months ended June 30, 2012 and 2011, respectively.

Restructuring Costs. We recorded restructuring charges for the three months ended June 30, 2011 of $0.2 million relating to the closure of our Norwalk, Ohio facility.

Interest and Other Expense. Interest and other expense increased approximately $0.1 million to $5.2 million in the three months ended June 30, 2012 from $5.1 million in the three months ended June 30, 2011. This increase was primarily due to higher average outstanding debt.

Loss on Early Extinguishment of Debt. In connection with the issuance of our 7.875% notes (as discussed below in “— Liquidity and Capital Resources — Debt and Credit Facilities”) in the three months ended June 30, 2011, we expensed approximately $7.4 million of fees consisting of $1.2 million write-off of deferred financing fees relating to our prior debt and $6.2 million of prepayment penalties relating to the prepayment of our prior debt.

Provision for Income Taxes. An income tax provision of approximately $0.6 million was recorded for the three months ended June 30, 2012 compared to approximately $1.0 million for the three months ended June 30, 2011. The overall tax provision for the current quarter was primarily driven by income generated by our non-U.S. locations, which are currently not subject to valuation allowances, such as China and Australia. In addition, during the current quarter we released certain valuation allowances associated with state deferred tax assets, thus lowering the effective tax rate for the quarter. The change in income tax from the prior year’s quarter can be primarily attributed to changes in tax reserves, the mix of income earned by jurisdiction and to valuation allowances recorded or released against our deferred tax assets.

Net Income (Loss). Net income was $13.2 million in the three months ended June 30, 2012, compared to a net loss of $2.2 million in the three months ended June 30, 2011, primarily as a result of the factors discussed above.

Net Income (Loss) Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $13.2 million in the three months ended June 30, 2012, compared to a net loss attributable to CVG stockholders of $2.2 million in the three months ended June 30, 2011, primarily as a result of the factors discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Revenues increased approximately $90.4 million, or 23.2%, to $479.7 million in the six months ended June 30, 2012 from $389.3 million in the six months ended June 30, 2011. This change resulted primarily from:

•

a 39% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $88.5 million of increased revenues;

•	an increase in production levels and net new business awards in our European, Australian and Asian markets resulting in approximately $4.8 million of increased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $2.9 million.

Gross Profit. Gross profit was approximately $74.2 million for the six months ended June 30, 2012 compared to $52.4 million in the six months ended June 30, 2011, an increase of approximately $21.8 million. This increase was primarily the result of the impact of the increased revenues discussed above and a gain of approximately $0.5 million related to the mark to market of our foreign exchange contracts. As a percentage of revenues, gross profit was 15.5% for the six months ended June 30, 2012 compared to 13.5% for the six months ended June 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $4.3 million to $36.5 million in the six months ended June 30, 2012 from $32.2 million in the six months ended June 30, 2011. This increase was primarily the result of increased wages and compensation, along with increased travel and other expenses to support our new business and strategic initiatives.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

Restructuring Costs. We recorded restructuring charges for the six months ended June 30, 2011 of $0.5 million relating to the closure of our Norwalk, Ohio facility.

Interest and Other Expense. Interest and other expense increased approximately $1.4 million to $10.5 million in the six months ended June 30, 2012 from $9.1 million in the six months ended June 30, 2011. This increase was primarily due to higher average outstanding debt.

Loss on Early Extinguishment of Debt. In connection with the issuance of our 7.875% notes in the six months ended June 30, 2011, we expensed approximately $7.4 million of fees consisting of $1.2 million write-off of deferred financing fees relating to our prior debt and $6.2 million of prepayment penalties relating to the prepayment of our prior debt.

Provision for Income Taxes. We recorded an income tax provision of approximately $1.8 million for the six months ended June 30, 2012 and 2011, respectively. This overall tax provision for the first half of 2012 was primarily driven by income generated by our non-U.S. locations, which are currently not subject to valuation allowances, such as China and Australia. Their statutory tax rates are generally lower than the federal statutory rate of 35%. In addition, during the second quarter we released certain valuation allowances associated with state deferred tax assets, thus lowering the year-to-date effective tax rate. Although the income tax from the prior year’s quarter was materially the same, changes in components of the tax provision can be primarily attributed to changes in tax reserves, the mix of income earned by jurisdiction and to valuation allowances recorded or released against our deferred tax assets.

Net Income. Net income was $25.1 million in the six months ended June 30, 2012, compared to $1.1 million in the six months ended June 30, 2011, primarily as a result of the factors discussed above.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $25.2 million in the six months ended June 30, 2012, compared to $1.1 million attributable to CVG stockholders in the six months ended June 30, 2011, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2012, net cash provided by operations was approximately $7.7 million compared to net cash used of approximately $12.0 million for the six months ended June 30, 2011. The net cash provided by operations for the six months ended June 30, 2012 was primarily a result of higher operating income, which was partially offset by higher working capital requirements due to increased production volumes. Net cash used for the six months ended June 30, 2011 was primarily the result of an increase in accounts receivable and the timing of collections.

Net cash used in investing activities was approximately $6.8 million for the six months ended June 30, 2012 compared to $19.3 million for the six months ended June 30, 2011. The amounts used in investing activities for the six months ended June 30, 2012 primarily reflect purchases of property, plant and equipment. The amounts used in investing activities for the six months ended June 30, 2011 primarily reflect purchases of property, plant and equipment and our acquisition of Bostrom for $8.7 million.

Net cash provided by financing activities was $72.2 million for the six months ended June 30, 2011, which primarily related to net proceeds from issuance of our 7.875% notes as part of our debt refinancing.

Debt and Credit Facilities

As of June 30, 2012, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have borrowings under our loan and security agreement as of June 30, 2012. In addition, we had outstanding letters of credit of approximetely $3.0 million and borrowing availability of $37.0 million, which is subject to an availability block.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of June 30, 2012, the availability block was $0. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

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

As of June 30, 2012, approximately $6.3 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending June 30, 2012, the applicable margin was set at Level I based on our March 31, 2012 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through June 30, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2012. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2012.

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

We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for the next 12 months. No assurance can be given, however, that this will be the case.

Update on Contractual Obligations

At June 30, 2012, we have provided a liability for $0.7 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended June 30, 2012 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: August 6, 2012	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer
(Principal financial and accounting officer
and duly authorized officer)