Form 10-Q
period 2012-09-30
Commercial Vehicle Group, Inc.
filed 2012-11-02
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2012 was 29,040,991 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$99,543	$87,955
Accounts receivable, net of reserve for doubtful accounts of $3,105 and $3,867, respectively	131,155	130,297
Inventories	90,684	79,423
Deferred income taxes	8,843	1,837
Other current assets	8,268	7,470

Total current assets	338,493	306,982

Property, plant and equipment, net of accumulated depreciation of $116,795 and $109,403, respectively	81,128	76,672
Intangible assets, net	7,065	7,315
Deferred income taxes	21,401	—
Other assets, net	14,988	15,915

Total assets	$463,075	$406,884

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$72,378	$74,239
Accrued liabilities	38,335	38,960

Total current liabilities	110,713	113,199

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	26,166	28,013
Other long-term liabilities	2,126	2,897

Total liabilities	389,005	394,109

Commitments and contingencies (NOTE 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,174,241 and 28,170,929 shares issued and outstanding, respectively	285	285
Treasury stock purchased from employees; 428,425 shares and 426,870 shares, respectively	(4,072)	(4,059)
Additional paid-in capital	222,608	219,112
Retained loss	(119,093)	(174,754)
Accumulated other comprehensive loss	(25,709)	(27,818)

Total CVG stockholders’ equity	74,019	12,766
Non-controlling interest	51	9

Total stockholders’ equity	74,070	12,775

Total liabilities and stockholders’ equity	$463,075	$406,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$204,824	$216,909	$684,559	$606,194
Cost of Revenues	178,419	187,087	583,920	523,980

Gross Profit	26,405	29,822	100,639	82,214
Selling, General and Administrative Expenses	17,445	16,210	53,989	48,427
Amortization Expense	91	65	275	255
Restructuring Costs	—	—	—	542

Operating Income	8,869	13,547	46,375	32,990
Interest and Other Expense	5,342	5,332	15,854	14,381
Loss on Early Extinguishment of Debt	—	—	—	7,448

Income Before (Benefit) Provision for Income Taxes	3,527	8,215	30,521	11,161
(Benefit) Provision for Income Taxes	(26,946)	839	(25,097)	2,677

Net Income	30,473	7,376	55,618	8,484
Less: Non-controlling interest in subsidiary’s loss	(28)	—	(43)	—

Net Income Attributable to CVG Stockholders	$30,501	$7,376	$55,661	$8,484

Earnings per Common Share:
Basic	$1.08	$0.27	$1.98	$0.31

Diluted	$1.07	$0.26	$1.96	$0.30

Weighted Average Shares Outstanding:
Basic	28,172	27,768	28,171	27,767

Diluted	28,461	28,152	28,410	28,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$30,473	$7,376	$55,618	$8,484

Other comprehensive income (loss):
Foreign currency translation adjustments	2,521	(3,815)	2,194	(1,397)

Other comprehensive income (loss)	2,521	(3,815)	2,194	(1,397)

Comprehensive income	$32,994	$3,561	$57,812	$7,087

Less: Comprehensive income attributed to noncontrolling interests	57	—	42	—

Comprehensive income attributable to CVG stockholders	$32,937	$3,561	$57,770	$7,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Loss	Accum. Other Comp. Loss	CVG Stockholders’ Equity	Non-Controlling Interest	Total
	Shares	Amount
	(Unaudited)
	(In thousands, except share data)
Balance – December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

Issuance of restricted stock	4,867	—	—	—	—	—	—	—	—
Surrender of common stock by employees	(1,555)	—	(13)	—	—	—	(13)	—	(13)
Share-based compensation expense	—	—	—	3,496	—	—	3,496	—	3,496
Comprehensive income:
Net income	—	—	—	—	55,661	—	55,661	(43)	55,618
Foreign currency translation adjustment	—	—	—	—	—	2,109	2,109	85	2,194

Total comprehensive income (loss)	—	—	—	—	—	—	57,770	42	57,812

Balance – September 30, 2012	28,174,241	$285	$(4,072)	$222,608	$(119,093)	$(25,709)	$74,019	$51	$74,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$55,618	$8,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,000	9,455
Provision for doubtful accounts	1,467	3,008
Noncash amortization of debt financing costs	849	971
Loss on early extinguishment of debt	—	7,448
Amortization of bond discount/premium, net	—	(345)
Pension plan contributions	(2,673)	(2,277)
Shared-based compensation expense	3,496	2,552
(Gain) loss on sale of assets	(62)	244
Noncash gain on forward exchange contracts	(773)	—
Deferred income taxes	(29,211)	(252)
Change in other operating items	(14,406)	(30,946)

Net cash provided by (used in) operating activities	24,305	(1,658)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(13,123)	(14,555)
Proceeds from disposal/sale of property, plant and equipment	115	57
Post-acquisition and acquistion payments, net of cash received	—	(11,114)
Life insurance premium payments for deferred compensation, other	(981)	(351)

Net cash used in investing activities	(13,989)	(25,963)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(170,929)
Borrowing of long-term debt	—	250,000
Debt issuance costs and other	—	(6,963)

Net cash provided by financing activities	—	72,108
Effect of Currency Exchange Rate Changes on Cash	1,272	(1,760)

Net Increase in Cash	11,588	42,727
Cash:
Beginning of period	87,955	42,591

End of period	$99,543	$85,318

Supplemental Cash Flow Information:
Cash paid for interest	$10,036	$11,204

Cash paid for income taxes, net	$3,543	$1,159

Unpaid purchases of property and equipment included in accounts payable	$682	$854

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

Revenues and operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected in future operating quarters.

2.	Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other.” The ASU gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance will be effective beginning in fiscal 2013; however, early adoption is permitted. The Company is currently evaluating the provisions of this ASU.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets[1]	$426	$—	$426	$—	$1	$—	$1	$—

Derivative liabilities[1]	$—	$—	$—	$—	$348	$—	$348	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$256,250	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non- recurring basis as of September 30, 2012.

4.	Stockholders’ Equity

Common Stock – Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,174,241 shares issued and outstanding as of September 30, 2012.

Preferred Stock – Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2012.

Earnings Per Share – Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common stockholders – basic and diluted	$30,501	$7,376	$55,661	$8,484

Weighted average number of common shares outstanding	28,172	27,768	28,171	27,767
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	289	384	239	420

Dilutive shares outstanding	28,461	28,152	28,410	28,187
Basic earnings per share	$1.08	$0.27	$1.98	$0.31

Diluted earnings per share	$1.07	$0.26	$1.96	$0.30

For the three and nine months ended September 30, 2012 and 2011, diluted earnings per share did not include 0.5 million outstanding stock options, respectively, as the effect would have been antidilutive.

Dividends – We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5.	Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of September 30, 2012:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2009	638,150	6.0%	3 equal annual installments commencing on October 20, 2010
November 2010	404,000	8.2%	3 equal annual installments commencing on October 20, 2011
November 2011	443,250	8.2%	3 equal annual installments commencing on October 20, 2012

As of September 30, 2012, there was approximately $5.2 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the November 2009 awards, 13 months for the November 2010 awards and 25 months for the November 2011 awards.

The following table summarizes information about the non-vested restricted stock grants as of September 30, 2012:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	893	$11.42
Granted	—	—
Vested	(5)	11.94
Forfeited	(21)	12.10

Nonvested at September 30, 2012	867	$11.41

As of September 30, 2012, 1,290,474 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$53,312	$49,178
Work in process	16,625	15,343
Finished goods	20,747	14,902

	$90,684	$79,423

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

Our intangible assets were comprised of the following (in thousands):

	September 30, 2012				December 31, 2011
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,494	$(2,429)	$7,065	23 years	$9,468	$(2,153)	$7,315

The aggregate intangible asset amortization expense was approximately $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $0.3 million for the nine months ended September 30, 2012 and 2011.

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

We estimate that we will record total cash expenditures for this restructuring of approximately $3.2 million, consisting of approximately $1.0 million of severance costs and $2.2 million of facility closure costs. We have incurred cumulative restructuring charges of $2.8 million consisting of approximately $1.0 million of severance costs and $1.8 million of facility closure costs as of September 30, 2012.

A summary of the restructuring liability for the nine months ended September 30, 2012 is as follows (in thousands):

	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance – December 31, 2011	$1	$481	$482
Utilizations	—	(112)	(112)

Balance – September 30, 2012	$1	$369	$370

10.	Commitments and Contingencies

Warranty – We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2012 (in thousands):

Balance – December 31, 2011	$2,777
Additional provisions recorded	2,084
Deduction for payments made	(1,776)
Currency translation adjustment	22

Balance – September 30, 2012	$3,107

Leases – We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2012, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees – We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. In accordance with accounting guidance for guarantees issued after December 31, 2002, we record a liability for the fair value of such guarantees in the balance sheet. As of September 30, 2012, we had no such guarantees.

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

11.	Debt

Debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

As of September 30, 2012, we did not have borrowings under the Loan and Security Agreement. In addition, as of September 30, 2012, we had outstanding letters of credit of approximately $3.0 million and borrowing availability of $37.0 million under the Loan and Security Agreement.

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

Terms, Covenants and Compliance Status – The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through September 30, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2012.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of September 30, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of September 30, 2012.

We may redeem the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we may redeem up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we may redeem up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

12.	Income Taxes

We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2007. There are currently two income tax examinations in process.

As of September 30, 2012, we have provided a liability of approximately $1.1 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.3 million accrued for the payment of interest and penalties at September 30, 2012, of which $42 thousand was accrued during the current year. Accrued interest and penalties are included in the $1.1 million of unrecognized tax benefits.

During the fiscal quarter ended September 30, 2012, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. However, we did increase tax reserves by $0.5 million for certain items related to prior year tax returns that have been filed. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $68 thousand of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

During 2011, we continued to maintain a full valuation allowance against our net deferred tax assets, except in specific foreign jurisdictions and certain state jurisdictions, which did not have a multiple year cumulative loss. Through the quarter ended September 30, 2012, we generated sufficient earnings to support a three-year cumulative history of domestic pre-tax book earnings. When combined with the review of other positive and negative evidence, we determined that it is appropriate to release the valuation allowances associated with all federal and state deferred tax assets. In the quarter ended September 30, 2012, we reversed the entire $53.5 million of domestic valuation allowances that were existing at December 31, 2011. A $29.4 million tax benefit associated with the reversal of the U.S. valuation allowance was recorded to income tax provision in the quarter ending September 30, 2012. In conjunction with the tax election noted below, we reduced additional deferred tax assets and related valuation allowances. The remaining $15.0 million of the U.S. valuation allowance reversal was included as a benefit in the computation of the estimated 2012 annual effective tax rate. Additionally during the quarter ended September 30, 2012, federal and state NOL’s are being used to off-set tax liabilities related to current year taxable income. This utilization resulted in a net deferred tax asset of $30.2 million as of September 30, 2012. Due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets of the following foreign jurisdictions: United Kingdom, Luxemburg and Czech Republic. Though objective and verifiable negative evidence continues to outweigh positive evidence in these jurisdictions, we are experiencing positive evidence trends in certain of these jurisdictions. Our United Kingdom operations are experiencing current profitability. To the extent this profitability trend continues, it is reasonably possible our conclusion regarding the need for a full valuation allowance could change within the next 12 months, resulting in the reversal of some or all of the United Kingdom valuation allowance. At September 30, 2012, the valuation allowance for the United Kingdom was $8.3 million. We continue to evaluate the need for valuation allowances in each of our jurisdictions.

During the first quarter of 2012, we made an entity classification election to no longer treat KAB Seating Limited (a U.K. entity) as a branch of the U.S. for tax purposes. This tax election will result in an estimated $12.0 million gain for federal income tax purposes, which will be offset by existing net operating losses in 2012. The utilization of these net operating losses have been reflected in the net deferred tax balance as of September 30, 2012.

13.	Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of September 30, 2012, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	September 30, 2012		December 31, 2011
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$8,328	$8,754	$11,212	$10,865

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$426	Other current assets	$—
Foreign exchange contracts	Other assets	—	Other assets	1

		$426		$1

	Liability Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$—	Accrued liabilities	$339
Foreign exchange contracts	Other long-term liabilities	—	Other long-term liabilities	9

		$—		$348

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

	Location of (Loss) Gain Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		Amount of Loss Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$306	$—	$773	$—

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Service cost	$29	$18	$—	$—	$—	$—
Interest cost	449	490	496	528	12	16
Expected return on plan assets	(489)	(479)	(456)	(448)	—	—
Amortization of prior service cost	—	—	—	—	(32)	(32)
Recognized actuarial loss (gain)	92	26	59	71	(22)	(34)

Net periodic benefit cost	$81	$55	$99	$151	$(42)	$(50)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Service cost	$83	$56	$—	$—	$—	$—
Interest cost	1,353	1,467	1,405	1,630	36	48
Expected return on plan assets	(1,467)	(1,436)	(1,279)	(1,380)	—	—
Amortization of prior service cost	—	—	—	—	(96)	(96)
Recognized actuarial loss (gain)	280	77	167	220	(64)	(102)

Net benefit cost	$249	$164	$293	$470	$(124)	$(150)

We previously disclosed in our financial statements for the year ended December 31, 2011, that we expect to contribute approximately $3.1 million to our pension plans and $0.3 million to our other post-retirement benefit plans in 2012. As of September 30, 2012, approximately $2.7 million of contributions have been made to our pension plans.

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

The overall weakness in the North American economy and credit markets in 2009 put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. According to an October 2012 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 255,000 in 2011, peak at 308,000 in 2014 and decline to 236,000 in 2016.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which has continued into the first nine months of 2012.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	87.1	86.3	85.3	86.4

Gross profit	12.9	13.7	14.7	13.6
Selling, general and administrative expenses	8.5	7.5	7.9	8.0
Amortization expense	—	—	—	0.1
Restructuring costs	—	—	—	0.1

Operating income	4.4	6.2	6.8	5.4
Interest and other expense	2.6	2.4	2.3	2.4
Loss on early extinghuishment of debt	—	—	—	1.2

Income before (benefit) provision for income taxes	1.8	3.8	4.5	1.8
(Benefit) provision for income taxes	(13.2)	0.4	(3.7)	0.4

Net income	15.0	3.4	8.2	1.4
Less: Non-controlling interest in subsidiary’s loss	—	—	—	—

Net income attributable to CVG stockholders	15.0%	3.4%	8.2%	1.4%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues decreased approximately $12.1 million, or 5.6%, to $204.8 million in the three months ended September 30, 2012 from $216.9 million in the three months ended September 30, 2011. This change resulted primarily from:

•	a 5% decrease in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets resulting in approximately $4.0 million of decreased revenues;

•	a decrease in production levels in our European, Australian and Asian markets resulting in approximately $6.2 million of decreased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $1.9 million.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $8.7 million, or 4.6%, to $178.4 million for the three months ended September 30, 2012 from $187.1 million for the three months ended September 30, 2011. This decrease was primarily driven by a decrease in raw material and purchased components costs of approximately $5.9 million and a decrease in wages and benefits costs of approximately $3.6 million, partially offset by an increase in other overhead costs of approximately $0.8 million.

Gross Profit. Gross profit was approximately $26.4 million for the three months ended September 30, 2012 compared to $29.8 million in the three months ended September 30, 2011, a decrease of approximately $3.4 million. This decrease was primarily the result of the changes in revenues and cost of revenues discussed above. As a percentage of revenues, gross profit was 12.9% for the three months ended September 30, 2012 compared to 13.7% for the three months ended September 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs increased approximately $1.2 million, or 7.6%, to $17.4 million in the three months ended September 30, 2012 from $16.2 million in the three months ended September 30, 2011. This increase resulted primarily from an increase in marketing, travel and other expenses of approximately $0.7 million and an increase in wages of approximately $0.5 million to support our new business and strategic initiatives.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.1 million for the three months ended September 30, 2012 and 2011, respectively.

Restructuring Costs. We did not record restructuring charges for the three months ended September 30, 2012 and 2011, respectively.

Interest and Other Expense. Interest and other expense associated with our long-term debt was approximately $5.3 million in the three months ended September 30, 2012 and 2011, respectively.

(Benefit) Provision for Income Taxes. An income tax benefit of approximately $26.9 million was recorded for the three months ended September 30, 2012 compared to a tax provision of approximately $0.8 million for the three months ended September 30, 2011. The overall tax provision for the current quarter was primarily driven by the release of domestic valuation allowances that had been established against deferred tax assets in prior years. In addition, the change in income tax from the prior year’s quarter can also be attributed to changes in tax reserves and the income generated by our non-U.S. locations, which are currently not subject to valuation allowances, such as China and Australia.

Net Income. Net income was $30.5 million in the three months ended September 30, 2012, compared to $7.4 million in the three months ended September 30, 2011. The increase in net income was primarily a result of the benefit for income taxes recorded for the three months ended September 30, 2012 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net income is a loss of approximately $28 thousand for the three months ended September 30, 2012 representing the 10% non-controlling interest of our Indian Joint Venture.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $30.5 million in the three months ended September 30, 2012, compared to $7.4 million in the three months ended September 30, 2011. The increase in net income attributable to CVG stockholders was primarily a result of the benefit for income taxes recorded for the three months ended September 30, 2012 discussed above.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Revenues. Revenues increased approximately $78.4 million, or 12.9%, to $684.6 million in the nine months ended September 30, 2012 from $606.2 million in the nine months ended September 30, 2011. This change resulted primarily from:

•

a 23% increase in North American heavy-duty (class 8) production, fluctuations in production levels for other North American end markets and new business awards in our North American markets resulting in approximately $84.6 million of increased revenues;

•	a decrease in production levels in our European, Australian and Asian markets resulting in approximately $1.4 million of decreased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $4.8 million.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $59.9 million, or 11.4%, to $583.9 million for the nine months ended September 30, 2012 from $524.0 million for the nine months ended September 30, 2011. This increase was primarily driven by an increase in raw material and purchased components costs of approximately $47.4 million, an increase in wages and benefits costs of approximately $5.9 million and an increase in other overhead costs of approximately $6.6 million to support increased production levels.

Gross Profit. Gross profit was approximately $100.6 million for the nine months ended September 30, 2012 compared to $82.2 million in the nine months ended September 30, 2011, an increase of approximately $18.4 million. This increase was primarily the result of the increase in revenues and cost of revenues discussed above. As a percentage of revenues, gross profit was 14.7% for the nine months ended September 30, 2012 compared to 13.6% for the nine months ended September 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses increased approximately $5.6 million, or 11.5%, to $54.0 million in the nine months ended September 30, 2012 from $48.4 million in the nine months ended September 30, 2011. This increase resulted primarily from an increase in marketing, travel and other expenses of approximately $3.9 million and an increase in wages and benefits costs of approximately $1.7 million to support our new business and strategic initiatives.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Restructuring Costs. We recorded restructuring charges for the nine months ended September 30, 2011 of $0.5 million relating to the closure of our Norwalk, Ohio facility.

Interest and Other Expense. Interest and other expense associated with our long-term debt increased approximately $1.4 million to $15.8 million in the nine months ended September 30, 2012 from $14.4 million in the nine months ended September 30, 2011. This increase was primarily due to higher average outstanding debt.

Loss on Early Extinguishment of Debt. In connection with the issuance of our 7.875% notes during the nine months ended September 30, 2011, we expensed approximately $7.4 million of fees consisting of $1.2 million write-off of deferred financing fees relating to our prior debt and $6.2 million of prepayment penalties relating to the prepayment of our prior debt.

(Benefit) Provision for Income Taxes. We recorded an income tax benefit of approximately $25.1 million for the nine months ended September 30, 2012 compared to a tax provision of approximately $2.7 million for the nine months ended September 30, 2011. This overall tax benefit for the first nine months of 2012 was primarily driven by the release of domestic valuation allowances that had been established against deferred assets in prior years. In addition, the change in income tax from the prior year’s quarter can also be attributed to changes in tax reserves and the income generated by our non-U.S. locations, which are currently not subject to valuation allowances, such as China and Australia.

Net Income. Net income was $55.6 million in the nine months ended September 30, 2012, compared to $8.5 million in the nine months ended September 30, 2011. This increase in net income was primarily a result of the increase in operating income and the benefit for income taxes recorded for the nine months ended September 30, 2012 and the loss on early extinguishment of debt recorded for the nine months ended September 30, 2011 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net income is a loss of approximately $43 thousand for the nine months ended September 30, 2012 representing the 10% non-controlling interest of our Indian Joint Venture.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $55.7 million in the nine months ended September 30, 2012, compared to $8.5 million attributable to CVG stockholders in the nine months ended September 30, 2011. The increase in net income attributable to CVG stockholders was primarily a result of the increase in operating income and the benefit for income taxes recorded for the nine months ended September 30, 2012 and the loss on early extinguishment of debt recorded for the nine months ended September 30, 2011 discussed above.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2012, net cash provided by operations was approximately $24.3 million compared to net cash used of approximately $1.7 million for the nine months ended September 30, 2011. The net cash provided by operations for the nine months ended September 30, 2012 was primarily a result of increased operating income, which was partially offset by higher inventory as production volumes increased. Net cash used for the nine months ended September 30, 2011 primarily reflects an increase in accounts receivable and the timing of collections.

For the nine months ended September 30, 2012, we used $14.0 million of cash for investing activities compared to net cash used for investing activities of $26.0 million for the nine months ended September 30, 2011. The amounts used for investing activities for the nine months ended September 30, 2012 primarily reflect capital expenditures made during that period. The amounts used in investing activities for the nine months ended September 30, 2011 primarily reflect capital expenditures and our acquisitions of Bostrom and Stratos.

For the nine months ended September 30, 2012, we did not have any cash flows from financing activities compared to net cash provided by financing activities of $72.1 million for the nine months ended September 30, 2011, which primarily related to net proceeds from issuance of our 7.875% notes as part of our debt refinancing.

As of September 30, 2012, cash held by foreign subsidiaries was approximately $36.1 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of September 30, 2012, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have any borrowings under our loan and security agreement as of September 30, 2012, and we had outstanding letters of credit of approximately $3.0 million and borrowing availability of $37.0 million under the loan and security agreement, which is subject to an availability block under certain circumstances.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of September 30, 2012, there was no availability block. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

In connection with the amendment and restatement of the Loan and Security Agreement on April 26, 2011, we issued $250.0 million aggregate principal amount of 7.875% notes pursuant to a new indenture (as discussed below). We used the net proceeds from the offering of the 7.875% notes to repay all outstanding indebtedness under our loan and security agreement to fund the repurchase of approximately $94.9 million of our 8% Senior Notes due 2013 (the “8% notes”) and approximately $48.0 million of our 11%/ 13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and to pay related fees and expenses.

As of September 30, 2012, approximately $6.0 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending September 30, 2012, the applicable margin was set at Level I based on our June 30, 2012 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through September 30, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2012. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2012.

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

We may redeem the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we may redeem up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we may redeem up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Update on Contractual Obligations

At September 30, 2012, we have provided a liability for $1.1 million of unrecognized tax benefits related to various income tax positions. We do not expect a significant tax payment related to these obligations within the next year.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended September 30, 2012 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: November 2, 2012	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer
(Principal financial and accounting officer
and duly authorized officer)