Form 10-K
period 2012-12-31
Commercial Vehicle Group, Inc.
filed 2013-03-11
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 29, 2012, was $265,766,511.

As of March 4, 2013, 29,365,754, shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 16, 2013 (the “2013 Proxy Statement”).

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

Overview

Commercial Vehicle Group, Inc. (a Delaware corporation formed in August 2000) and its subsidiaries, is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium-and heavy-construction vehicle markets, military, bus and agriculture markets, the specialty transportation markets and recreational (ATV/UTV) markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. The North American Class 8 market showed a modest increase in 2012 as production levels increased approximately 9% over 2011. According to a February 2013 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 279,000 in 2012, peak at 307,000 in 2014 after a decline in 2013 and decline to 234,000 in 2016. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles.

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our products are primarily used in the medium/heavy construction equipment markets. Demand in the construction equipment market in 2009 declined significantly from 2008 as a result of the continuing economic downturn in the housing and financial markets. During 2010 and 2011, the global construction market showed signs of recovery, which continued into the first half of 2012 followed by an overall decline in the market after a lower than expected second half of 2012.

Industry

Within the commercial vehicle industry, we sell our products primarily to the global OEM truck market (approximately 50% of our 2012 revenues), the global construction OEM market (approximately 23% of our 2012 revenues), the military market (approximately 3% of our 2012 revenues) and the aftermarket and original equipment service organizations (approximately 13% of our 2012 revenues). The majority of the remaining 11% of our 2012 revenues was derived from other global commercial vehicle and specialty markets.

Commercial Vehicle Supply Market Overview

Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, general industrial, marine, municipal, recreation and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) “aftermarket” sales, in which products are sold as replacements in varying quantities to a wide range of original equipment service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers — “Tier 1” suppliers (like our company), that provide products directly to OEMs, and “Tier 2” or “Tier 3” suppliers, that sell products principally to other suppliers for integration into those suppliers’ own product offerings.

Our largest end market, the North American commercial truck industry, is supplied by heavy - and medium-duty commercial vehicle suppliers, as well as automotive suppliers. The commercial vehicle supplier industry is fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes and can have considerable barriers to entry, including the following: (1) significant investment requirements, (2) stringent technical and manufacturing requirements, (3) high transition costs to shift production to new suppliers, (4) just-in-time delivery requirements and (5) strong brand name recognition. Foreign competition is growing with the globalization of the world economy, but can be limited in the commercial vehicle market due to many factors, including the need to be responsive to order changes on short notice and high shipping costs.

Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us can grow by increasing sales through the cross selling and bundling of products, further penetrating existing customers’ businesses, gaining new customers, expanding into new geographic markets and by increasing aftermarket sales. We believe that companies with a global presence and advanced technology, engineering, manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels from 2003 through 2012 in North America:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(Thousands of units)
Class 8 heavy trucks	182	269	339	376	212	206	118	154	255	279
Class 5-7 light and medium-duty trucks	197	235	253	275	206	158	98	118	167	189

Total	379	504	592	651	418	364	216	272	422	468

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2013).

The following describes the major markets within the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of North American Class 8 truck production in 2012. The percentages of Class 8 production represented by Daimler Trucks, PACCAR, International (Navistar) and Volvo/Mack were approximately 34%, 29%, 17% and 18%, respectively, in 2012. We supply products to all of these OEMs.

During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. In 2010, North American Class 8 production levels increased approximately 30% over the prior-year period. We believe that the increase from 2009 to 2010 was a result of the strengthening in the North American economy and corresponding increase in the need for commercial vehicles to haul freight tonnage in North America. The strengthening in the North American economy continued into 2011 and 2012 as North American Class 8 production levels increased approximately 9% over 2011. According to ACT, unit production for 2013 is estimated to decrease approximately 5% from 2012 levels to approximately 264,000 units.

The following table illustrates North American Class 8 truck build for the years 2008 to 2017:

North American Class 8 Truck Build Rates

(In thousands)

“E” — Estimated

Source: ACT Commercial Vehicle OUTLOOK (February 2013).

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

Truck Freight Growth. According to ACT’s U.S. freight composite, freight volumes began to recover in 2010 and this recovery continued into 2011 and 2012. The ACT freight composite is a measure created to estimate the amount of freight hauled by weighting different sectors of the economy for their contribution to overall freight. ACT forecasts that total U.S. freight composite will increase from 12.3 trillion in 2012 to 15.0 trillion in 2017, as summarized in the following graph:

Total U.S. Freight Composite

(In billions)

“E” — Estimated

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2013).

Truck Replacement Cycle and Fleet Aging.    The average age of active Class 8 trucks has increased from approximately 6.2 years in 2008 to approximately 6.6 years in 2012, down slightly from 2011, which was the highest average vehicle age over the previous 13 years. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. Other factors, such as inventory management and the growth in less-than-truckload freight shipping, also tend to increase fleet mileage and, as a result, the truck replacement cycle. The chart below illustrates the approximate average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks

(In years)

“E” — Estimated

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2013).

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

During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which continued into the first half of 2012 followed by an overall decline in the market after a lower than expected second half of 2012. According to a January 2013 report by Millmark Associates, a publisher of industry market research, global production units in the construction market for the primary products in which we market (pavers, dozers, excavators, graders, skid steers, compactors and loaders), are expected to increase from approximately 0.9 million in 2012 to 1.1 million in 2017. The chart below illustrates the continued estimated growth in the global construction market for the products in which we market from 2008 to 2017:

“E” — Estimated

Source: Millmark Global Equipment Production (January 2013) and Company estimates.

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

Shift of Design, Engineering and Research and Development to Suppliers.    OEMs are focusing their efforts on brand development and overall vehicle design, instead of the design of individual vehicle systems. OEMs are increasingly looking to their suppliers to provide suggestions for new products, designs, engineering developments and manufacturing processes. As a result, strategic suppliers are gaining increased access to confidential planning information regarding OEMs’ future vehicle designs and manufacturing processes. Strategic suppliers with the capability to design and engineer systems and modules have a greater opportunity to increase their percentage of vehicle content.

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

Ongoing Supplier Consolidation.    We believe the worldwide commercial vehicle supply industry is continuing to consolidate as suppliers seek to achieve operating synergies through business combinations, shift production to locations with more flexible labor rules and practices, acquire complementary technologies, build stronger customer relationships and follow their OEM customers as they expand globally. Furthermore, the cost focus of most major OEMs has forced suppliers to reduce costs and improve productivity on an ongoing basis, including economies of scale through consolidation. Financial distress created by the global economic conditions in recent years has also impacted the trend in consolidating suppliers.

Competitive Strengths

We believe that our competitive strengths include, but are not limited to, the following:

Leading Market Positions and Brands.    We believe that we are a leading supplier of seating systems and soft interior trim products, a leading non-captive manufacturer of structural components and body systems (which includes cab body assemblies) for the North American commercial vehicle heavy truck market, one of the largest global suppliers of construction vehicle seating systems. We market our major product brands under names that are well known by our customers and truck fleet operators based upon the amount of revenue we derive from sales to these markets. These major product brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, ComforTEK®, FlameTEK™ and Mayflower®.

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

Strong Relationships with Leading Customers and Major Fleets.    Because of our comprehensive product offerings, brand names and innovative product features, we believe we are an important long-term global supplier to many of the leading heavy truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, International (Navistar), Daimler Trucks, Deere & Co., Oshkosh Corporation, Komatsu and Škoda. In addition, through our sales force and engineering teams, we maintain active relationships with the major heavy-duty truck fleet organizations that are end-users of our products such as Schneider National, Werner, Walmart, FedEx and JB Hunt. As a result of our high-quality, innovative products, well recognized brand names and customer service, a majority of the largest 100 fleet operators specifically request certain of our products.

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

Proven Management Team.    Our management team is highly respected within the commercial vehicle market, and our five executive officers have a combined average of 31 years of experience in the industry. We believe that our team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating business acquisitions, improving processes through cyclical periods and expanding revenue through product, market and customer diversification.

Strategy

Our primary growth strategies are as follows:

Geographic Diversification.    To reduce our dependence on the cyclical North American Class 8 heavy-truck market, we may selectively pursue strategic acquisitions or develop new business operations in geographic areas outside the United States. To date, such activities have enabled us to become a global supplier with the capability to offer a broad range of products for a variety of end market applications in multiple countries around the world. For example, our recent acquisition of Vijayjyot Seats Private Limited (“Vijayjyot”), which has facilities in three regions of India, further expands our presence in the commercial vehicle market in India. We continue to seek new and independent growth opportunities through marketing and business development activities with local producers in existing and new markets outside the United States.

End Market Diversification.    To reduce our dependence on our current number of product lines, we intend to continue to diversify our product lines and offerings through a combination of acquisitions and engineering and research and development activities. For example, our recent acquisition of Daltek, LLC (“Daltek”) provides us with capabilities in the application of customized industrial hydrographic films, paints and other interior and exterior finishes for recreational (ATV/UTV) markets, and our acquisition of Vijayjyot provides us with additional opportunities in the passenger, school and coach bus end markets. In addition, we have developed several new products including the GSX range of global, modular seating for global heavy truck applications; molded thermally and acoustically efficient flooring; blast-resistant seats and fire-resistant interior trim materials for military applications; and impact resistant cladding for medium-duty trucks and vans. We plan to continue the development of new products that support evolving market trends and changing customer needs. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the vehicles manufactured by OEMs.

Increase Sales to the Aftermarket.    While commercial vehicles have a relatively long life, certain components, such as seats, wipers and mirrors, are replaced more frequently. We believe this provides increased opportunities for our aftermarket products as the number of vehicles in operation and the number of miles driven per vehicle increases. We believe that there are opportunities to leverage our brand recognition to increase our sales to the replacement aftermarket.

Develop Industry-Leading Technologies.    To enhance our competitiveness and support our end-market diversification efforts, we continue to focus on research and development activities to meet the constantly evolving and market-specific demands of our global customers and their end-users. Current development initiatives include the ergonomics of operator safety and comfort and the management of acoustic, thermal, aerodynamic and weight-saving technologies that are unique to large commercial and construction vehicles. Through these efforts we seek to improve our processes, increase our manufacturing efficiencies and ultimately improve our operating margins with minimized additional capital expenditures.

Capitalize on Operating Leverage.    We continuously seek ways to lower costs, enhance product quality and improve manufacturing efficiencies, and we continue to utilize our Lean Manufacturing and Total Quality Production System (“TQPS”) program philosophy. We believe our ongoing cost saving initiatives, supplier consolidation and sourcing efforts will enable us to continue to lower our manufacturing costs. As a result, we believe we are well positioned to improve our operating margins and capitalize on any volume increases with minimal additional capital expenditures.

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

See Notes 2 and 11 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

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

Heavy Truck Seats.    We produce seats and seating systems for heavy trucks primarily in our North American operations, but also in China and Australia. Our heavy truck seating systems are designed to achieve maximum operator comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our heavy truck seats are highly specialized based on a variety of different seating options offered in OEM product lines. Our seats are built to customer specifications in low volumes and consequently are produced in numerous combinations with a wide range of price points.

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

Plastics Decorating and Finishing.    We offer customers a wide variety of cost-effective finishes in paint, ultra violet, hard coating and customized industrial hydrographic films, paints and other interior and exterior finishes (simulated appearance of wood grain, carbon fiber, brushed metal, marbles, camouflage and custom patterns) used primarily in the heavy-truck and recreational vehicle (ATVs and UTVs) markets.

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

Within our cyclical industry, we strive to manage down cycles by running our facilities at capacity while maintaining the capability and flexibility to expand. We work with our employees and rely on their involvement to help minimize problems and re-align our capacity during fluctuating periods of increased or decreased production levels to achieve on-time delivery.

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

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck and construction markets. Approximately 50% and 23% of our 2012 revenues and approximately 47% and 25% of our 2011 revenues were derived from sales to commercial vehicle truck and construction OEMs, respectively, with the remainder of our revenues being generated principally from sales to the aftermarket and OE service and military markets.

The following is a summary of our significant revenues by end market based on final destination customers and markets for each of the three years ended December 31:

	2012	2011	2010
Heavy Truck OEM	50%	47%	40%
Construction	23	25	23
Aftermarket and OE Service	13	14	14
Military	3	4	9
Bus	3	2	3
Agriculture	1	1	1
Other	7	7	10

Total	100%	100%	100%

Our principal customers include PACCAR, Daimler Trucks, Volvo/Mack, Caterpillar, International (Navistar), Deere & Co., Oshkosh Corporation, Komatsu and Škoda. We believe we are an important long-term supplier to all of our customers because of our comprehensive product offerings, leading brand names and product innovation. We have a manufacturing presence in China, and through our marketing efforts there have started to capture business in both the truck and construction markets with customers that include Beiqui Foton Motor Co., Limited, XCMG, Jianghuai Automobile Co., Ltd. (JAC) and others.

The following is a summary of our significant revenues based on customers for the three years ended December 31:

	2012	2011	2010
PACCAR	19%	18%	12%
Daimler Trucks	15	13	11
Volvo / Mack	15	14	11
Caterpillar	10	11	12
International (Navistar)	7	9	11
Deere & Co.	5	4	3
Oshkosh Corporation	4	4	8
Komatsu	3	3	3
Škoda	2	2	2
Other	20	22	27

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2012.

Our European, Asian, Australian and Mexican operations collectively contributed approximately 21%, 24% and 26% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The change in revenue by geographic location in 2012 is primarily related to the impact of the economic conditions in these regions of the world and its related impact on end market demand.

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

Our contracts with our major OEM customers may provide for an annual prospective productivity cost reduction. These productivity cost reductions are generally calculated on an annual basis as a percentage of the previous year’s purchases by each customer. The reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost and labor efficiencies. Historically, most of these cost reductions have been offset by both internal reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future. If the annual productivity cost reduction targets are not achieved, the difference is recovered through prospective price reductions. Our cost structure consists of a high percentage of variable costs that provides us with additional flexibility during economic cycles.

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

Our principal customers for our aftermarket sales include OEM dealers and independent wholesale distributors. Our sales and marketing efforts for our aftermarket sales are focused on support of these two distribution chains, as well as participation in industry trade shows and direct contact with major fleets.

Backlog

We do not generally obtain long-term, firm purchase orders from our customers. Rather, our customers typically place annual blanket purchase orders, but these orders do not obligate them to purchase any specific or minimum amount of products from us until a release is issued by the customer under the blanket purchase order. Releases are typically placed within 30 to 90 days of required delivery and may be canceled at any time. We do not believe that our backlog of expected product sales covered by firm purchase orders is a meaningful indicator of future sales since orders may be rescheduled or canceled.

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

Seats and Seating Systems.    We believe that we have the number one market position in North America supplying seats and seating systems to the commercial vehicle heavy truck market. We also believe that we have the number one market position in supplying seats and seating systems to commercial vehicles used in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Isringhausen, Grammer AG and Seats, Inc., and our primary competitors in the European and Asian commercial vehicle market include Grammer AG, Isringhausen and Tiancheng.

Electronic Wire Harnesses and Panel Assemblies.    We believe that we are a leading supplier of low—to medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, PKC Group, Stoneridge and Yazaki as well as many smaller independent companies.

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

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    We believe we are a leading non-captive supplier in the North American commercial vehicle heavy truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, Crenlo, Angus Palm, McLaughlin Body Company and Defiance Metal Products.

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

Research and Development

Our research and development center supports our ability to offer superior quality and technologically advanced products to our customers at competitive prices. From invention and discovery to concept, prototyping and production solutions, we offer industrial engineering, product design, CAE/FEA simulation and testing and evaluation services that are necessary in today’s global markets. With our laboratories for virtual driving, acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out, we design complete integrated solutions for the end-user (heavy and medium duty trucks, construction and agriculture vehicles and niche vehicles) supporting the fleet manager and the OEM.

We engage in global engineering and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design and development and testing of new products for existing and new applications.

We work with our customers’ engineering and development teams at the beginning of the concept design process for new components and assemblies and systems, or the re-engineering processes for existing components and assemblies, in order to leverage production efficiency and quality. These processes take place well in advance of production. Due to the compressive nature of our business, development time is critical. Our customers are continuously searching for advanced products while maintaining cost, quality and performance deliverables.

Product development cycles are reducing every year and we are staffed with experienced engineers and market leading equipment and technology to support early design involvement that can result in a product that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our ability to support our products and customers with extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors by focusing on delivering our customers integrated products that have superior content, comfort and safety.

Consistent with our value-added engineering focus, we place a large emphasis on the relationships with the engineering departments of our customers. These relationships not only help us to identify new business opportunities but also enable us to compete based on the quality of our products and services, rather than exclusively on price.

Research and development costs charged to expense amounted to approximately $6.4 million for the year ended December 31, 2012.

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

Our major product brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, ComforTEK®, FlameTEK™ and Mayflower®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles softens during the holiday seasons in North America, Europe, Asia and Australia as OEM manufacturers generally close their production facilities at various times during the year.

Employees

As of December 31, 2012, we had approximately 6,480 permanent employees, of whom approximately 18% were salaried and the remainder were hourly. As of December 31, 2012, approximately 49% of the employees in our North American operations were unionized, and approximately 55% of our employees at our European, Asian and Australian operations were represented by shop steward committees. We did not experience any material strikes, lockouts or work stoppages during 2012 and consider our relationship with our employees to be satisfactory. On an as-needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

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

Several of our facilities are either certified as, or are in the process of being certified as, ISO 9001, 14000 or 14001 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in the remainder of 2013 or in 2014. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Executive Officers of Registrant

The following table sets forth certain information with respect to our executive officers as of March 4, 2013:

Name	Age	Principal Position(s)
Gerald L. Armstrong	51	Executive Vice President and President of North & South American Markets

W. Gordon Boyd	65	Executive Vice President and President of Indian & Australian Markets

Mervin Dunn	59	President, Chief Executive Officer and Director

Kevin R.L. Frailey	46	Executive Vice President and President & General Manager of Electrical Systems

Chad M. Utrup	40	Executive Vice President, Chief Financial Officer and Secretary

The following biographies describe the business experience of our executive officers:

Gerald L. Armstrong has served as President of North & South American Markets since May 2012 and President and General Manager of Cab Systems from December 2008 to May 2012 and as Executive Vice President since March 2011. From November 2006 to December 2008, Mr. Armstrong served as President — CVG Global Truck. From April 2004 to November 2006, Mr. Armstrong served as President — CVG Americas and from July 2002 to April 2004 as Vice President and General Manager of National Seating and KAB North America. Prior to joining us, Mr. Armstrong served from 1995 to 2000 and from 2000 to July 2002 as Vice President and General Manager, respectively, of Gabriel Ride Control Products, a manufacturer of shock absorbers and related ride control products for the automotive and light truck markets, and a wholly-owned subsidiary of ArvinMeritor Inc. Mr. Armstrong began his service with ArvinMeritor Inc., a manufacturer of automotive and commercial vehicle components, modules and systems in 1987, and served in various positions of increasing responsibility within its light vehicle original equipment and aftermarket divisions before starting at Gabriel Ride Control Products. Prior to 1987, Mr. Armstrong held various positions of increasing responsibility including Quality Engineer and Senior Quality Supervisor and Quality Manager with Schlumberger Industries and Hyster Corporation.

W. Gordon Boyd has served as President of Indian & Australian markets since October 2012, as President of Asian, European & Australian Markets from May 2012 to October 2012, as President of Seating Systems from January 2010 to May 2012 and as Executive Vice President since March 2011. From December 2008 to January 2010, Mr. Boyd served as Senior Advisor to the Chief Executive Officer. From November 2006 to December 2008, Mr. Boyd served as President — CVG Global Construction. From June 2005 to November 2006, Mr. Boyd served as President — CVG International and prior thereto served as our President — Mayflower Vehicle Systems from the time we completed the acquisition of Mayflower in February 2005. Mr. Boyd joined Mayflower Vehicle Systems U.K. as Manufacturing Director in 1993. In 2002, Mr. Boyd became President and Chief Executive Officer of MVS, Inc.

Mervin Dunn has served as a director since August 2004 and as our President and Chief Executive Officer since June 2002, and prior thereto served as the President of Trim Systems, commencing upon his joining us in October 1999. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. From 1988 to 1998, Mr. Dunn served in a number of key leadership roles at Arvin Industries, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. From 1985 to 1988, Mr. Dunn held several key management positions in engineering and quality assurance at Johnson Controls Automotive Group, an automotive trim company, including Division Quality Manager. From 1980 to 1985, Mr. Dunn served in a number of management positions for engineering and quality departments of Hyster Corporation, a manufacturer of heavy lift trucks. Mr. Dunn also currently serves as a director and a member of the Compensation Committee and Nominating Committee of Transdigm Group, Inc.

Kevin R.L. Frailey has served as President and General Manager of Global Electrical Systems since July 2010 and as Executive Vice President since March 2011. From December 2008 to July 2010, Mr. Frailey served as the Executive Vice President and General Manager for Electrical Systems and prior thereto served as the Executive Vice President of Business Development from February 2007 to December 2008. Prior to joining us, Mr. Frailey served as Vice President and General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the boards of various joint ventures, most notably those of Arvin Sango, Inc. and AD Tech Co., Ltd.

Chad M. Utrup has served as the Chief Financial Officer since January 2003 and as an Executive Vice President since January 2009, and prior thereto served as the Vice President of Finance at Trim Systems since 2000. Prior to joining us in February 1998, Mr. Utrup served as a project management group member at Electronic Data Systems. While with Electronic Data Systems, Mr. Utrup’s responsibilities included financial support and implementing cost recovery and efficiency programs at various Delphi Automotive Systems support locations. Mr. Utrup currently serves as a director and as chairman of the Audit Committee of Roadrunner Transportation Systems, Inc.

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

The aggregate amount of our outstanding indebtedness was $250.0 million as of December 31, 2012. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders. For example, it could:

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

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs. For example, North American commercial vehicle sales and production experienced a downturn from 2000 to 2003 due to a confluence of events that included a weak economy, an oversupply of new and used vehicle inventory and lower spending on commercial vehicles and equipment. In addition, North American commercial vehicle sales and production experienced a downturn during 2007 and 2008 as a result of preorders in 2006 in anticipation of the new EPA emission standards becoming effective in 2007 and general weakness in the North American economy and corresponding decline in the need for heavy truck commercial vehicles to haul freight tonnage in North America, among other factors. These downturns had a material adverse effect on our business during the same periods. North American Class 8 production levels in 2009 were down approximately 42% over 2008 as the overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles. In addition, tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. Although North American Class 8 production in 2012 increased approximately 9% over the prior year period, we cannot provide any assurance as to the length or level of the recovery from the recent decline, and any future decline would have an adverse impact on our business and results of operations. Any extended downturn could again materially affect our business and results of operations. We also cannot predict that the industry will follow past cyclical patterns that might include strong preorders in advance of new emissions standards or declines driven by post-EPA standards or economic conditions, and changes in these patterns may adversely affect our business and results of operations.

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

Accordingly, our results of operations are directly impacted by changes in the U.S. economy and global economic conditions. The substantial downturn in the U.S. and global economies in 2009 significantly lowered demand for our products. This lower demand reduced our revenues by approximately 40% for the year ended December 31, 2009 compared to the prior year period and reduced our operating income. If we experience periods of low demand for our products in the future, it could have a negative impact on our revenues, operating results and financial position. Any prolonged recession could result in lower earnings and reduced cash flow that, over time, could have a material adverse impact on our ability to fund our operations and capital requirements.

•	Economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. Disruptions in the credit and financial markets may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our debt or refinance our obligations under the Loan and Security Agreement and the other agreements governing our outstanding indebtedness (including the indenture governing the 7.875% notes) will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. Tightening of credit in financial markets may also adversely affect the ability of our customers to obtain financing for significant truck orders and the ability of our suppliers to provide us with sufficient raw materials for our products. If there is any future tightening of the credit markets, our customers’ ability to finance the purchase of new commercial vehicles or our suppliers’ ability to provide us with raw materials may be adversely impacted, either of which could adversely affect our business and results of operations.

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

The hourly workforces at our Shadyside, Ohio facility and Mexico operations are unionized. The unionized employees at these facilities represented approximately 49% of our employees in our North American operations as of December 31, 2012. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 55% of our employees at our European, Asian and Australian operations were represented by a shop steward committee, which may seek to limit our flexibility in our relationship with these employees. We cannot assure you that we will not encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2013 or 2014. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Sales to PACCAR, Daimler Truck, Volvo/Mack, Caterpillar, International (Navistar), Deere & Co. and Oshkosh Corporation accounted for approximately 19%, 15%, 15%, 10%, 7%, 5% and 4%, respectively, of our revenue in 2012, and our ten largest customers accounted for approximately 79% of our revenue in 2012. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time.

•	Currency exchange rate fluctuations could have an adverse effect on our revenues and results of operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 21% of our revenues in 2012. As a result, we generate a significant portion of our sales and incur a significant portion of our expenses in currencies other than the U.S. dollar. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 21%, 24% and 26% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

In March 2013, Mervin Dunn announced that he will retire as our President and Chief Executive Officer and resign as a director in 2013. Our board of directors has initiated a search for a successor Chief Executive Officer and director, which will include internal candidates, but, to date, has not identified a successor. While Mr. Dunn has agreed to continue to serve as President and Chief Executive Officer and as a director until his successor is named, if we are unable to identify a suitable candidate to succeed him, or if we are unable successfully manage the search process or effect a smooth transition of his responsibilities to his successor, our business could be adversely affected.

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

Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2012:

Location	Primary Product/Function	Approximate Square Footage	Ownership Interest
Piedmont, Alabama	Seats & Mirrors	190,000 sq. ft.	Owned
Douglas, Arizona	Warehouse	20,000 sq. ft.	Leased
Dalton, Georgia	Trim & Warehouse	97,000 sq. ft.	Leased
Monona, Iowa	Wire Harness Assembly	62,000 sq. ft.	Owned
Edgewood, Iowa	Wire Harness Assembly	36,000 sq. ft.	Leased
Dekalb, Illinois	Wire Harness Assembly	60,000 sq. ft.	Leased
Michigan City, Indiana	Wipers, Switches	87,000 sq. ft.	Leased
Wixom, Michigan	Engineering	3,000 sq. ft.	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	180,000 sq. ft.	Owned
Statesville, North Carolina	Interior Trim	117,000 sq. ft.	Leased
Concord, North Carolina	Injection Molding	152,000 sq. ft.	Leased
Norwalk, Ohio	Idle	340,000 sq. ft.	Owned / Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	200,000 sq. ft.	Owned
Chillicothe, Ohio	Interior Trim & Warehouse	74,000 sq. ft.	Owned / Leased
New Albany, Ohio	Corporate Headquarters / R&D	89,000 sq. ft.	Leased
Tigard, Oregon	Interior Trim & Warehouse	90,000 sq. ft.	Leased
Vonore, Tennessee	Seats, Mirrors & Warehouse	235,000 sq. ft.	Owned / Leased
Dublin, Virginia	Interior Trim & Warehouse	121,000 sq. ft.	Owned / Leased
Agua Prieta, Mexico	Wire Harness Assembly	225,000 sq. ft.	Leased
Saltillo, Mexico	Interior Trim & Seats	160,000 sq. ft.	Leased
Northampton, United Kingdom	Seats	210,000 sq. ft.	Leased

Location	Primary Product/Function	Approximate Square Footage	Ownership Interest
Brisbane, Australia	Seat Assembly	29,000 sq. ft.	Leased
Sydney, Australia	Seat Assembly	25,000 sq. ft.	Leased
Shanghai, China	Seats / R&D	109,000 sq. ft.	Leased
Beijing, China	Seat Assembly	20,000 sq. ft.	Leased
Xuzhou, China	Warehouse	11,000 sq. ft.	Leased
Brandys nad Orlici, Czech Republic	Seats	94,000 sq. ft.	Owned
Liberec, Czech Republic	Wire Harness Assembly	104,000 sq. ft.	Leased
Baska (State of Gujarat) India	Seat Assembly	16,800 sq. ft.	Leased
Pune (State of Maharashtra), India	Seat Assembly	21,000 sq. ft.	Leased
Dharwad (State of Karnataka), India	Seat Assembly	15,500 sq. ft.	Leased
Kamyanets-Podilsky, Ukraine	Wire Harness Assembly	46,000 sq. ft.	Leased
L’viv, Ukraine	Wire Harness Assembly	86,000 sq. ft.	Leased

We also have leased sales and service offices located in the U.S., Belgium, Australia, Sweden, Czech Republic and France. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and 7.875% senior secured notes due 2019. See Note 8 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan and New Albany, Ohio facilities, which are administrative offices, and our leased warehouse facilities in Douglas, Arizona; Dalton, Georgia; Chillicothe, Ohio; Tigard, Oregon; Vonore, Tennessee; Dublin, Virginia and Xuzhou, China.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$8.98	$6.69
Third Quarter	$9.75	$7.27
Second Quarter	$12.95	$7.83
First Quarter	$14.00	$9.01
Year Ended December 31, 2011:
Fourth Quarter	$11.88	$5.95
Third Quarter	$15.08	$5.65
Second Quarter	$19.00	$13.03
First Quarter	$19.62	$14.00

As of March 4, 2013, there were 169 holders of record of our outstanding common stock.

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

The following graph compares the cumulative five-year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and two peer groups: a New Peer Group that includes Meritor Inc., WABCO Holdings, Inc., Titan International Inc., Modine Manufacturing Co., EnPro Industries Inc., Accuride Corporation, Stoneridge Inc., Altra Holdings Inc., L.B. Foster Company, Cascade Corp, Fuel Systems Technologies Inc., Core Molding Technologies Inc. and Williams Controls Inc. and an Old Peer Group that includes Accuride Corp., Cummins Inc., Eaton Corp., Meritor Inc. and Stoneridge Inc. We no longer include Cummins Inc. and Eaton Corp in our New Peer Group and we added WABCO Holdings, Inc., Titan International Inc., Modine Manufacturing Co., EnPro Industries, Altra Holdings Inc., L.B. Foster Company, Cascade Corp, Fuel Systems Technologies Inc., Core Molding Technologies Inc. and Williams Controls Inc. to the New Peer Group as we believe these companies are more comparable to us. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

*	Based on $100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Commercial Vehicle Group, Inc.	100.00	6.41	41.31	112.07	62.34	56.62
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Old Peer Group	100.00	47.32	72.82	145.56	117.93	147.31
New Peer Group	100.00	102.20	108.54	141.92	180.29	167.65

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2012:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1, 2012 through October 31, 2012)	161,729	$7.37	—	—
Month #2
(November 1, 2012 through November 30, 2012)	—	—	—	—
Month #3
(December 1, 2012 through December 31, 2012)	—	—	—	—

Total	161,729	$7.37	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2012. However, our employees surrendered 163,284 shares of our common stock in 2012 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

Unregistered Sales of Equity Securities

We did not sell any equity securities during 2012 that were not registered under the Securities Act of 1933, as amended.

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

Material Events Affecting Financial Statement Comparability:

Our acquisitions of Bostrom Seating (“Bostrom”) and Stratos Seating (“Stratos”) in 2011 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2012 and 2011 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 4 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$857,916	$832,022	$597,779	$458,569	$763,489
Cost of revenues	741,378	716,430	522,982	448,912	689,284

Gross profit	116,538	115,592	74,797	9,657	74,205
Selling, general and administrative expenses	71,949	65,521	56,111	47,874	62,764
Amortization expense	493	346	240	389	1,379
Gain on sale of long-lived asset	—	—	—	—	(6,075)
Goodwill and intangible asset impairment	—	—	—	30,135	207,531
Long-lived asset impairment	—	—	—	17,272	—
Restructuring costs	—	669	1,730	3,651	—

Operating income (loss)	44,096	49,056	16,716	(89,664)	(191,394)
Other expense (income)	69	353	(4,780)	(11,119)	13,945
Interest expense	20,945	19,570	16,834	15,133	15,389
Loss on early extinguishment of debt	—	7,448	—	1,254	—
Expense relating to debt exchange	—	—	—	2,902	—

Income (loss) before (benefit) provision for income taxes	23,082	21,685	4,662	(97,834)	(220,728)
(Benefit) provision for income taxes	(26,948)	3,095	(1,825)	(16,299)	(13,969)

Net income (loss)	50,030	18,590	6,487	(81,535)	(206,759)

Less: Non-controlling interest in subsidiary’s loss	(47)	(15)	—	—	—

Net income (loss) attributable to CVG stockholders	$50,077	$18,605	$6,487	$(81,535)	$(206,759)

Income (loss) per share attributable to common stockholders:
Basic	$1.77	$0.67	$0.25	$(3.74)	$(9.58)
Diluted	$1.76	$0.66	$0.24	$(3.74)	$(9.58)
Weighted average common shares outstanding:
Basic	28,230	27,848	26,247	21,811	21,579
Diluted	28,428	28,190	26,994	21,811	21,579

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$195,318	$193,783	$116,077	$75,785	$87,669
Total assets	439,665	406,884	286,207	250,509	354,761
Total liabilities, excluding debt	123,357	144,109	121,332	125,630	145,924
Total debt	250,000	250,000	164,987	162,644	164,895
Total CVG stockholders’ equity (deficit)	66,286	12,766	(112)	(37,765)	43,942
Total non-controlling interest	22	9	—	—	—
Total stockholders’ equity (deficit)	66,308	12,775	(112)	(37,765)	43,942
Other Data:
Net cash provided by (used in):
Operating activities	$24,049	$7,794	$17,563	$18,181	$9,743
Investing activities	(42,759)	(32,376)	(9,955)	(7,745)	(10,134)
Financing activities	(1,178)	70,930	24,730	(5,616)	5,043
Depreciation and amortization	14,067	12,576	11,564	16,667	19,062
Capital expenditures, net	18,641	22,291	10,645	6,140	12,523
North American Heavy-duty (Class 8) Truck Production (units) (1)	279,000	255,000	154,000	118,000	206,000

(1)	Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2013).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium — and heavy-construction vehicle markets, military, bus and agriculture markets, the specialty transportation markets and recreational (ATV/UTV) markets. Our products include static and suspension seat systems, electronic wire harness assemblies, control and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. During 2007, the demand for North American Class 8 heavy trucks experienced a downturn as a result of preorders in 2006 and general weakness in the North American economy and corresponding decline in the need for commercial vehicles to haul freight tonnage in North America. The demand for new heavy truck commercial vehicles in 2008 was similar to 2007 levels as weakness in the overall North American economy continued to impact production related orders. The overall weakness in the North American economy and credit markets continued to put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness has contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. The North American Class 8 market showed a modest increase in 2012 as production levels increased approximately 9% over 2011. According to a February 2013 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 279,000 in 2012, peak at 307,000 in 2014 after a decline in 2013, decline to 234,000 in 2016 and increase to 273,000 in 2017. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion in 2012 to 15.0 trillion in 2017. ACT estimates that the average age of active U.S. Class 8 trucks is 6.6 years in 2012, down slightly from 6.7 years in 2011, which was the highest average vehicle age over the previous 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2012, approximately 49% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2012 was primarily derived from sales to OEMs in the global construction market, European truck market, aftermarket, OE service organizations, military market and other commercial vehicle and specialty markets. Demand for our products is also driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the ultimate end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which continued into the first half of 2012 followed by an overall decline in the market after a lower than expected second half of 2012.

Along with the U.S., we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars. Changes in these foreign currencies as compared to the U.S. dollar resulted in an approximately $4.2 million decrease in our revenues in 2012 as compared to 2011 and changes to these foreign currencies as compared to the U.S. dollar resulted in an approximately $9.7 million increase in our revenues in 2011 as compared to 2010. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2012 as compared to 2011 and in 2011 as compared to 2010.

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

In 2009, we announced restructuring plans for the closure and consolidation of one of our facilities located in Liberec, Czech Republic, the closing of our Norwalk, Ohio truck cab assembly facility and the closure of our Vancouver, Washington facility. The closure and consolidation of our Liberec, Czech Republic facility was a result of management’s continued focus on reducing fixed costs and eliminating excess capacity. The closure of this facility was completed as of December 31, 2009. The closure of our Norwalk, Ohio facility was a result of Navistar’s decision to source the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure by September 2010. The closure of our Vancouver, Washington facility was a result of the extended downturn of the global economy and, in particular, the commercial vehicle market. We completed the Vancouver closure as of December 31, 2009.

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

In November 2012, we acquired all of the seat assembly assets related to Vijayjyot, which supplies seats primarily for the passenger, school and coach bus markets in India. Vijayjyot has three leased facilities in the Baska (State of Gujarat), Pune (State of Maharashtra) and Dharwad (State of Karnataka) regions of India. The acquisition of Vijayjyot fits our long-term strategic plan of international growth and expansion and complements our existing initiatives in the construction and truck markets of India.

In December 2012, we acquired all of the assets related to Daltek, which specializes in the application of customized industrial hydrographic films, paints and other interior and exterior finishes. Daltek has two leased facilities in Dalton, Georgia. The acquisition of Daltek complements our existing exterior and interior trim products and fits our long-term strategic plan for growth and diversification outside of the Class 8 market.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to accounts receivable reserves, inventory reserves, goodwill, intangible and long-lived assets, income taxes, warranty reserves and pension and other post-retirement benefit plans. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A — Risk Factors in this Annual Report on Form 10-K for additional information regarding risk factors that may impact our estimates.

Revenue Recognition — We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts.

Inventory Reserves — Inventories are valued at the lower of first-in, first-out cost or market. Cost includes applicable material, labor and overhead. We value our finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

Goodwill, Intangible and Long-Lived Assets — Goodwill represents the excess of consideration transferred over the fair value of net assets acquired. We review goodwill for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.

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

For further information on our goodwill and intangible assets, see Notes 2 and 9 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Income Taxes — As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. In addition, tax expense includes the impact of differing treatment of items for tax and accounting purposes which results in deferred tax assets and liabilities which are included in our consolidated balance sheet. To the extent that recovery of deferred tax assets is not likely, we must establish a valuation allowance. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. During 2012, we generated sufficient earnings to support a three-year cumulative history of domestic pre-tax book earnings. When combined with the review of other positive and negative evidence, we determined that it was appropriate to release the entire $53.5 million of valuation allowances associated with all federal and state deferred tax assets that existed at December 31, 2011. As of December 31, 2012, we determined that a valuation allowance of $17.5 million was needed against certain foreign deferred tax assets. This amount represents our total net deferred assets in international jurisdictions that have a multiple year cumulative loss. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operation. As of December 31, 2012 and 2011, our net deferred tax asset position in our financials was approximately $31.8 million and $1.0 million, respectively.

Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty liability was approximately $3.2 million, $2.8 million and $2.7 million at December 31, 2012, 2011 and 2010, respectively.

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

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2012 was 3.7% for the U.S. and 4.2% for the non-U.S pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2012 and 2011, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans. For 2012 and 2011, we assumed an expected long-term rate of return on plan assets of 5.8% and 6.5% for the non-U.S. pension plans, respectively.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2012 pension and other post-retirement benefits results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2012:
Discount rate	$(168)	$158
Expected long-term rate of return on plan assets	$(579)	$577
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2012:
Discount rate	$(11,574)	$14,638

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 and 2011, respectively. The rate was assumed to decrease gradually to 5.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2012 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$7	$(9)
Other post-retirement benefit liability	$29	$(28)

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	86.4	86.1	87.5

Gross profit	13.6	13.9	12.5
Selling, general and administrative expenses	8.4	7.9	9.4
Amortization expense	0.1	—	—
Restructuring costs	—	0.1	0.3

Operating income	5.1	5.9	2.8
Other expense (income)	—	—	(0.8)
Interest expense	2.4	2.4	2.8
Loss on early extinguishment of debt	—	0.9	—

Income before (benefit) provision for income taxes	2.7	2.6	0.8
(Benefit) provision for income taxes	(3.0)	0.4	(0.3)

Net income	5.7	2.2	1.1
Less: Non-controlling interest in subsidiary’s loss	—	—	—

Net income attributable to common stockholders	5.7%	2.2%	1.1%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    Revenues increased $25.9 million, or 3.1%, to $857.9 million for the year ended December 31, 2012 from $832.0 million for the year ended December 31, 2011. This change resulted primarily from:

•

a 9% increase in North American heavy-duty (class 8) truck production, fluctuations in production levels for other North American end markets and net new business awards resulting in approximately $41.0 million of increased revenues;

•	a decrease in production levels due to lower demand in our European, Australian and Asian markets resulting in approximately $12.4 million of decreased revenues; and

•	unfavorable foreign exchange fluctuations from the translation of our foreign operations into U.S. Dollars resulting in a decrease of approximately $4.2 million of revenues.

Cost of Revenues.    Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $24.9 million, or 3.5%, to $741.4 million for the year ended December 31, 2012 from $716.4 million for the year ended December 31, 2011. This increase was primarily driven by an increase in raw material and purchased components costs of approximately $22.2 million and an increase in other overhead costs of approximately $4.2 million, partially offset by a decrease in wages and benefits costs of approximately $1.5 million.

Gross Profit.    Gross profit increased $0.9 million to $116.5 million for the year ended December 31, 2012 from $115.6 million for the year ended December 31, 2011. As a percentage of revenues, gross profit decreased to 13.6% for the year ended December 31, 2012 from 13.9% for the year ended December 31, 2011. This decrease resulted primarily from higher raw material and purchased components costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses primarily consists of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses increased $6.4 million, or 9.8%, to $71.9 million for the year ended December 31, 2012 from $65.5 million for the year ended December 31, 2011. The increase resulted primarily from increased wages and benefits of approximately $1.1 million and increased marketing, travel and other development expenses of approximately $5.3 million to support new product initiatives and future growth.

Amortization Expense.    Amortization expense increased to approximately $0.4 million for the year ended December 31, 2012 from approximately $0.3 million for the year ended December 31, 2011.

Other Expense.    The $0.1 million and $0.4 million of expense for the year ended December 31, 2012 and 2011, respectively, primarily related to foreign currency exchange losses.

Interest Expense.    Interest expense increased $1.4 million to $20.9 million for the year ended December 31, 2012 from $19.6 million for the year ended December 31, 2011. This increase was primarily the result of higher average outstanding debt obligations resulting from the issuance of our $250.0 million of 7.875% notes.

(Benefit) Provision for Income Taxes.    Our benefit for income taxes increased $30.0 million to a benefit of $26.9 million for the year ended December 31, 2012, compared to an income tax provision of $3.1 million for the year ended December 31, 2011. This overall tax benefit was primarily driven by the release of domestic valuation allowances of $53.5 million that had been established against deferred assets in prior years, offset by current year utilization of domestic deferred tax assets as well as tax expense recorded on the income generated by our non-U.S. locations, which are currently not subject to valuation allowances, such as China and Australia. For additional information regarding the deviation from statutory income tax rates, refer to Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Net Income.    Net income increased $31.4 million to $50.0 million compared to $18.6 million for the year ended December 31, 2011, primarily as a result of the factors discussed above.

Non-controlling Interest in Subsidiary’s Loss.    Included in net income is a loss of approximately $47 thousand and $15 thousand, respectively, for the year ended December 31, 2012 and 2011 representing the non-controlling interest of our joint venture in India.

Net Income Attributable to CVG Stockholders.    Net income attributable to CVG stockholders increased $31.5 million to $50.1 million compared to $18.6 million for the year ended December 31, 2011, primarily as a result of the factors discussed above.

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

Cost of Revenues.    Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $193.4 million, or 37.0%, to $716.4 million for the year ended December 31, 2011 from $523.0 million for the year ended December 31, 2011. This increase was primarily driven by an increase in raw material and purchased components costs of approximately $135.1 million, an increase in wages and benefits costs of approximately $39.4 million and an increase in other overhead costs of approximately $18.9 million.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses primarily consists of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses increased $9.4 million, or 16.8%, to $65.5 million for the year ended December 31, 2011 from $56.1 million for the year ended December 31, 2010. The increase resulted primarily from increased wages and benefits of approximately $7.0 million and increased marketing, travel and other development expenses of approximately $2.4 million to support new product initiatives and future growth.

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

Other (Income) Expense.    We use forward exchange contracts to hedge foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of income. The $0.4 million of expense for the year ended December 31, 2011 and the $4.8 million of income for the year ended December 31, 2010 are primarily related to the noncash change in value of the forward exchange contracts in existence at the end of each period.

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

Non-controlling Interest in Subsidiary’s Loss.    Included in net income is a loss of approximately $15 thousand for the year ended December 31, 2011 representing the non-controlling interest of our Indian Joint Venture.

Net Income Attributable to CVG Stockholders.    Net income increased $12.1 million to $18.6 million compared to $6.5 million for the year ended December 31, 2010, primarily as a result of the factors discussed above.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2012, cash provided by operations was approximately $24.0 million compared to approximately $7.8 million in the year ended December 31, 2011. This increase was primarily the result of a reduction in accounts receivable, which was partially offset by higher inventory as production volumes increased and lower accounts payable. For the year ended December 31, 2011, cash provided by operations was approximately $7.8 million compared to approximately $17.6 million in the year ended December 31, 2010. This decrease was primarily the result of increases in accounts receivable and the change in prepaid expenses primarily resulting from our tax refund of approximately $21 million in 2010.

Net cash used in investing activities was approximately $42.8 million for the year ended December 31, 2012 compared to approximately $32.4 million for the year ended December 31, 2011 and approximately $10.0 million for the year ended December 31, 2010. The amounts used in the year ended December 31, 2012, included approximately $17.3 million related to capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling and approximately $24.5 million related to our acquisitions of Vijayjyot and Daltek. The amounts used in the year ended December 31, 2011, primarily related to capital expenditure purchases of approximately $21.3 million and our acquisition of Bostrom and Stratos for approximately $11.1 million. The amounts used in the year ended December 31, 2010 primarily related to capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling. Capital expenditures for 2013 are expected to be approximately $26.1 million.

Net cash used in financing activities totaled approximately $1.2 million for the year ended December 31, 2012, compared to cash provided of approximately $70.9 million for the year ended December 31, 2011, and approximately $17.6 million for the year ended December 31, 2010. The net cash used in financing activities for the year ended December 31, 2012 primarily related to the surrender of common stock by employees upon vesting of their restricted stock. The net cash provided by financing activities for the year ended December 31, 2011 was primarily related to the net proceeds from the issuance of our 7.875% notes as part of our debt refinancing. The net cash provided by financing activities for the year ended December 31, 2010 was primarily related to proceeds from the issuance of stock in an offering in March 2010.

As of December 31, 2012, cash held by foreign subsidiaries was approximately $22.2 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of December 31, 2012, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). In addition, we had $2.5 million of outstanding letters of credit under various financing arrangements and an additional $37.5 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. There was no availability block as of December 31, 2012. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

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

As of December 31, 2012, approximately $5.7 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of December 31, 2012, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2012, we had outstanding letters of credit of approximately $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending December 31, 2012, the applicable margin was set at Level I based on our September 30, 2012 financial statements and compliance certificate.

We pay a commitment fee to the lenders which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fees is (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through December 31, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2012.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants and not in default as of December 31, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of December 31, 2012.

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

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$250,000	$—	$—	$—	$250,000
Estimated interest payments	125,618	20,016	39,922	39,977	25,703
Operating lease obligations	39,826	12,115	14,994	5,476	7,241
Pension and other post-retirement funding	44,047	3,298	7,189	8,092	25,468

Total	$459,491	$35,429	$62,105	$53,545	$308,412

We have recorded a liability of approximately $293 thousand of unrecognized tax benefits, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties of approximately $37 thousand and interest of approximately $114 thousand.

Since December 31, 2012, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist primarily of long-term restructuring reserves, deferred purchase price and other items. We also enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.

As of December 31, 2012, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2012, we had outstanding letters of credit of $2.5 million. We do not believe that these letters of credit will be required to be drawn.

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2012 and 2011. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would not have a material impact on pre-tax earnings and cash flows.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting noncash gain or loss recorded in our consolidated statements of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2012 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2012 amounted to an asset of $0.4 million, which was included in other current assets in our consolidated balance sheets. The fair value of our contracts at December 31, 2011 amounted to a liability of $0.3 million, which is included in other accrued liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations.

Our primary exposures to foreign currency exchange fluctuations are pound sterling, Euro, Japanese yen, Chinese renminbi, Czech koruna and Mexican peso. At December 31, 2012, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be immaterial based on the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10%; however, such synchronized changes are unlikely to occur.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2012 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2012 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Effects of Inflation

Inflation potentially affects us in two principal ways. First, any borrowings under our revolving credit facility would be tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, however, inflation has not been a significant factor.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Commercial Vehicle Group, Inc.:

We have audited the accompanying consolidated balance sheet of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule, Schedule II “Valuation and Qualifying Accounts” as of and for the year ended December 31, 2012. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report contains an explanatory paragraph stating that Commercial Vehicle Group, Inc. acquired Vijayjyot Seats Private Limited (Vijayjyot) and Daltek, LLC (Daltek) during 2012, and management excluded from its assessment of the effectiveness of Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2012, Vijayjyot and Daltek’s internal control over financial reporting associated with total assets of $30.2 million and net sales of $1.5 million included in the consolidated financial statements of Commercial Vehicle Group, Inc. as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Commercial Vehicle Group, Inc. also excluded an evaluation of the internal control over financial reporting of Vijayjyot and Daltek.

/s/ KPMG LLP

Columbus, Ohio

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Commercial Vehicle Group, Inc.

We have audited the accompanying consolidated balance sheet of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010. Our audits also included the financial statement schedules listed in Item 15 for the years ended December 31, 2011 and 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the 2011 and 2010 consolidated financial statements present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2011 and 2010 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 and 2010 financial statements have been retrospectively adjusted for the adoption of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).

/s/ Deloitte & Touche LLP

Columbus, Ohio

March 13, 2012 (March 11, 2013 as to the effects of ASU 2011-05 described in Note 2)

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash	$68,369	$87,955
Accounts receivable, net of allowances of $3,393 and $3,867, respectively	114,573	130,297
Inventories	88,481	79,423
Deferred income taxes	8,381	1,837
Other current assets	6,446	7,470

Total current assets	286,250	306,982

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	30,731	29,223
Machinery and equipment	157,873	139,507
Construction in progress	12,059	17,345
Less accumulated depreciation	(117,359)	(109,403)

Property, plant and equipment, net	83,304	76,672
GOODWILL	8,986	—
INTANGIBLE ASSETS, net of accumulated amortization of $2,647 and $2,591, respectively	23,001	7,315
DEFERRED INCOME TAXES	23,615	—
OTHER ASSETS	14,509	15,915

TOTAL ASSETS	$439,665	$406,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,063	$74,239
Accrued liabilities and other	32,869	38,960

Total current liabilities	90,932	113,199

LONG-TERM DEBT	250,000	250,000
PENSION AND OTHER POST-RETIREMENT BENEFITS	28,273	28,013
OTHER LONG-TERM LIABILITIES	4,152	2,897

Total liabilities	373,357	394,109

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 60,000,000 shares authorized; 28,463,479 and 28,170,929 shares issued and outstanding, respectively	290	285
Treasury stock purchased from employees; 590,154 and 426,870 shares, respectively	(5,264)	(4,059)
Additional paid-in capital	223,822	219,112
Retained deficit	(124,677)	(174,754)
Accumulated other comprehensive loss	(27,885)	(27,818)

Total CVG stockholders’ equity	66,286	12,766
Non-controlling interest	22	9

Total stockholders’ equity	66,308	12,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,665	$406,884

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)
REVENUES	$857,916	$832,022	$597,779
COST OF REVENUES	741,378	716,430	522,982

Gross Profit	116,538	115,592	74,797
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	71,949	65,521	56,111
AMORTIZATION EXPENSE	493	346	240
RESTRUCTURING COSTS	—	669	1,730

Operating Income	44,096	49,056	16,716
OTHER EXPENSE (INCOME)	69	353	(4,780)
INTEREST EXPENSE	20,945	19,570	16,834
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	7,448	—

Income Before (Benefit) Provision for Income Taxes	23,082	21,685	4,662
(BENEFIT) PROVISION FOR INCOME TAXES	(26,948)	3,095	(1,825)

NET INCOME	50,030	18,590	6,487

Less: Non-controlling interest in subsidiary’s loss	(47)	(15)	—

NET INCOME ATTRIBUTABLE TO CVG STOCKHOLDERS	$50,077	$18,605	$6,487

EARNINGS PER COMMON SHARE:
Basic	$1.77	$0.67	$0.25

Diluted	$1.76	$0.66	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,230	27,848	26,247

Diluted	28,428	28,190	26,994

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Net income	$50,030	$18,590	$6,487

Other comprehensive (loss) income:
Foreign currency translation adjustments	1,692	(1,416)	212
Minimum pension liability, net of tax of $282, $0 and $0, respectively	(1,721)	(6,730)	3,456

Other comprehensive (loss) income	(29)	(8,146)	3,668

Comprehensive income	$50,001	$10,444	$10,155

Less: Comprehensive loss attributed to noncontrolling interests	(9)	(16)	—

Comprehensive income attributable to CVG stockholders	$50,010	$10,460	$10,155

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2009	22,070,531	$221	$(1,090)	$186,291	$(199,846)	$(23,341)	$(37,765)	$—	$(37,765)

Exercise of common stock under stock option and equity incentive plan	203,565	2	—	1,124	—	—	1,126	—	1,126
Issuance of restricted stock	567,536	6	—	—	—	—	6	—	6
Surrender of common stock by employees	(154,534)	—	(1,761)	—	—	—	(1,761)	—	(1,761)
Public offering of common stock	4,370,000	44	—	25,315	—	—	25,359	—	25,359
Share-based compensation expense	—	—	—	2,768	—	—	2,768	—	2,768
Exercise of stock warrants	699,661	7	—	(7)	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	6,487	—	6,487	—	6,487
Foreign currency translation adjustment	—	—	—	—	—	212	212	—	212
Minimum pension liability adjustment, net of tax	—	—	—	—	—	3,456	3,456	—	3,456

Total comprehensive income							10,155	—	10,155

BALANCE — December 31, 2010	27,756,759	$280	$(2,851)	$215,491	$(193,359)	$(19,673)	$(112)	$—	$(112)

Issuance of restricted stock	555,832	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(141,662)	—	(1,208)	—	—	—	(1,208)	—	(1,208)
Share-based compensation expense	—	—	—	3,621	—	—	3,621	—	3,621
Comprehensive income:
Net income (loss)	—	—	—	—	18,605	—	18,605	(15)	18,590
Foreign currency translation adjustment	—	—	—	—	—	(1,415)	(1,415)	(1)	(1,416)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(6,730)	(6,730)	—	(6,730)

Total comprehensive income (loss)	—	—	—	—	—	—	10,460	(16)	10,444
Non-controlling interests	—	—	—	—	—	—	—	25	25

BALANCE — December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

Issuance of restricted stock	455,834	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(163,284)	—	(1,205)	—	—	—	(1,205)	—	(1,205)
Share-based compensation expense	—	—	—	4,710	—	—	4,710	—	4,710
Comprehensive income:
Net income (loss)	—	—	—	—	50,077	—	50,077	(47)	50,030
Foreign currency translation adjustment	—	—	—	—	—	1,654	1,654	38	1,692
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(1,721)	(1,721)	—	(1,721)

Total comprehensive income (loss)	—	—	—	—	—	—	50,010	(9)	50,001
Non-controlling interests	—	—	—	—	—	—	—	22	22

BALANCE — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,030	$18,590	$6,487

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,067	12,576	11,564
Provision for doubtful accounts	2,599	4,324	4,278
Noncash amortization of debt financing costs	1,132	1,254	1,514
Loss on early extinguishment of debt	—	7,448	—
Amortization of bond discount/premium, net	—	(345)	(1,226)
Paid-in-kind interest	—	—	3,569
Shared-based compensation expense	4,710	3,621	2,782
Loss (gain) on sale of assets	126	326	(92)
Deferred income tax benefit	(30,762)	(1,004)	(29)
Noncash (gain) loss on forward exchange contracts	(765)	347	(4,334)
Change in other operating items:
Accounts receivable	15,126	(39,844)	(21,730)
Inventories	(6,748)	(9,962)	(9,155)
Prepaid expenses	1,559	1,295	17,456
Accounts payable and accrued liabilities	(25,273)	11,826	6,291
Pension plan contributions	(2,649)	(2,860)	(1,977)
Other operating activities, net	897	202	2,165

Net cash provided by operating activities	24,049	7,794	17,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,323)	(21,325)	(10,101)
Proceeds from disposal/sale of property, plant and equipment	125	63	102
Post-acquisition and acquisition payments, net of cash received	(24,520)	(11,114)	—
Other investing activities, net	(1,041)	—	44

Net cash used in investing activities	(42,759)	(32,376)	(9,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	—	25,359
Proceeds from issuance of common stock under equity incentive plans	5	5	1,132
Surrender of common stock by employees	(1,205)	(1,208)	(1,761)
Repayment of long-term debt	—	(170,929)	—
Borrowings of long-term debt	—	250,000	—
Debt issuance costs and other	22	(6,938)	—

Net cash (used in) provided by financing activities	(1,178)	70,930	24,730

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	302	(984)	729

NET (DECREASE) INCREASE IN CASH	(19,586)	45,364	33,067
CASH:
Beginning of period	87,955	42,591	9,524

End of period	$68,369	$87,955	$42,591

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,944	$20,512	$10,576

Cash paid (received) for income taxes, net	$4,566	$1,184	$(20,873)

Unpaid purchases of property and equipment included in accounts payable	$1,318	$966	$544

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1.	Organization

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium—and heavy-construction vehicle markets, military, bus and agriculture markets, the specialty transportation markets and recreational (ATV/UTV) markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles. We have facilities located in the U.S. in Alabama, Arizona, Georgia, Indiana, Illinois, Iowa, Michigan, North Carolina, Ohio, Oregon, Tennessee and Virginia and outside of the U.S. in Australia, China, Czech Republic, India, Mexico, Ukraine and the United Kingdom.

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

Cash — Cash consists of deposits with high credit-quality financial institutions.

Accounts Receivable — Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts — returns and allowances and allowance for doubtful accounts.

Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to net sales.

The allowance for doubtful accounts is used to record the estimated risk of loss related to the customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.

Inventories — Inventories are valued at the lower of first-in, first-out cost or market. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

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

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for the year ended December 31, 2012 was approximately $13.6 million.

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

Intangible Assets — Definite-Lived — We review definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset.

See Note 9 for additional information on our goodwill and intangible assets.

Revenue Recognition — We recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2012 and 2011 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2012	2011
Balance — Beginning of the year	$2,777	$2,653
Additional acquisitions recorded	—	297
Additional provisions recorded	2,727	1,751
Deduction for payments made	(2,286)	(1,929)
Currency translation adjustment	21	5

Balance — End of year	$3,239	$2,777

Research and Development Costs — Research and development costs are expensed as incurred and included in selling, general and administration expenses. Research and development costs charged to expense amounted to approximately $6.4 million for the year ended December 31, 2012.

Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some, or a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

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

	2012	2011
Foreign currency translation adjustment	$(7,607)	$(9,261)

Minimum pension liability adjustment (net of tax of $3,125 in 2012 and $2,843 in 2011)	(20,278)	(18,557)

	$(27,885)	$(27,818)

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

Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. Customers that accounted for a significant portion of consolidated revenues for each of the three years ended December 31 were as follows:

	2012	2011	2010

PACCAR	19%	18%	12%

Daimler Trucks	15	13	11

Volvo/Mack	15	14	11

Caterpillar	10	11	12

International (Navistar)	7	9	11

Deere & Co.	5	4	3

As of December 31, 2012 and 2011, receivables from these customers represented approximately 58% and 66% of total receivables, respectively.

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

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Recently Issued Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles — Goodwill and Other.” The ASU gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance will be effective beginning in fiscal 2013; however, early adoption is permitted. The Company is currently evaluating the provisions of this ASU.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of this ASU were adopted in 2012. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

At December 31, 2012, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The fair values of our derivative assets and liabilities measured on a recurring basis as of December 31 are categorized as follows (in thousands):

	2012				2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets (1)	$419	$—	$419	$—	$1	$—	$1	$—

Derivative liabilities (1)	$1	$—	$1	$—	$348	$—	$348	$—

(1)	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2012		2011
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$10,066	$10,484	$11,212	$10,865

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges at December 31 (in thousands):

	Asset Derivatives
	2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$419	Other assets	$1

	Liability Derivatives
	2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$1	Accrued liabilities	$339
Foreign exchange contracts			Other long-term liabilities	9

		$1		$348

The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives not designated as accounting hedges at December 31 (in thousands):

		2012	2011
	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$765	$—
	Other (Expense) Income	$—	$(347)

The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$248,750	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt.    The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2012 or 2011.

4.	Business Combinations

On November 5, 2012, we acquired all of the seat assembly assets related to Vijayjyot Seats Private Limited (“Vijayjyot”) for cash consideration of approximately $14.0 million (the “Vijayjyot acquisition”) and contingent consideration estimated at $1.7 million. The additional contingent consideration will be paid based on EBITDA earnings payable on the first anniversary of the closing date and thereafter on the second anniversary of the closing date. Total purchase price shall not exceed approximately $16.2 million. Vijayjyot supplies seats primarily for the passenger, school and coach bus markets in India. Vijayjyot has three leased facilities in the Baska (State of Gujarat), Pune (State of Maharashtra) and Dharwad (State of Karnataka) regions of India. The acquisition of Vijayjyot is an ideal match for our strategic plan of growth and expansion into the India commercial vehicle market and complements our existing initiatives in the construction and truck markets of India.

On December 28, 2012, we acquired all of the assets related to Daltek, LLC (“Daltek”) for total consideration of approximately $13.2 million (the “Daltek acquisition”). The consideration consisted of $10.6 million cash paid upon closing, with $2.6 million deferred until 18 months following closing. The deferred purchase price of $2.5 million may be adjusted based on a final achieved working capital amount as of closing. Daltek is a company specializing in the application of customized industrial hydrographic films, paints and other interior and exterior finishes. Daltek has two leased facilities in Dalton, Georgia. The acquisition of Daltek complements our existing exterior and interior trim products and fits our long-term strategic plan for growth and diversification outside of the Class 8 market.

The operating results of Vijayjyot and Daltek have been included in our consolidated financial statements since the dates of acquisition. From the date of acquisition through December 31, 2012, we recorded revenues of appropriately $1.5 million and net income of approximately $36 thousand for Vijayjyot. We did not record revenues or net income for Daltek as of December 31, 2012. Acquisition related expenses for Vijayjyot and Daltek of approximately $0.7 million and $0.1 million, respectively, were incurred for the twelve months ended December 31, 2012 and have been recorded as selling, general and administrative expenses on our consolidated statements of income.

The Vijayjyot and Daltek acquisitions were accounted for by the acquisition method of accounting. Under acquisition accounting, the total purchase price has been allocated to the tangible and intangible assets and liabilities of Vijayjyot and Daltek based upon their respective fair values. The purchase price associated with the Daltek and Vijayjyot acquisitions exceeded the preliminary fair value of the net assets acquired by approximately $6.6 million and $2.5 million, respectively. In connection with the allocation of the purchase price for Vijayjyot and Daltek, we recorded definite-lived intangible assets of approximately $8.7 million and $7.6 million, respectively. The excess purchase price over net assets acquired was as follows (in thousands):

	Vijayjyot	Daltek
Initial cash paid, net of working capital adjustment	$13,960	$10,560
Contingent consideration, deferred purchase price	1,728	2,526

Total consideration	15,688	13,086
Net assets at fair value	9,071	10,610

Excess of total consideration over net assets acquired	$6,617	$2,476

The fair value of assets acquired and liabilities assumed allocation for the Vijayjyot and Daltek acquisitions was as follows (in thousands):

	Vijayjyot	Daltek
Accounts receivable	$—	$1,057
Inventories	203	1,010
Other current assets	57	27
Property, plant and equipment	165	954
Definite-lived intangible assets	8,703	7,594
Goodwill	6,617	2,476
Current liabilities	(57)	(32)

Total consideration	$15,688	$13,086

In 2011, we entered into a joint venture (the “Joint Venture”) with Hema Engineering Industries Limited (“Hema”) for the production of seats and seating components for the India commercial vehicle market and for the supply of seats and components to our other global locations. At the date of the Joint Venture, we held a 90% ownership and Hema held a 10% ownership in the Joint Venture, which we deemed a voting interest entity. In connection with the Vijayjyot acquisition, our ownership interest increased to approximately 99% and Hema holds approximately 1% ownership in the Joint Venture. Hema has the option to increase its ownership interest in the Joint Venture to 10% within 18 months from November 12, 2012. As a result, we consolidate the Joint Venture in our consolidated financial statements according to the voting model.

Pro forma results for our 2012 acquisitions would not be materially different than reported results.

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

	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$838,559	$629,490
Operating income	$50,002	$15,715
Net income	$19,536	$5,484
Earnings Per Share Attributable to Common Stockholders:
Basic	$0.70	$0.21
Diluted	$0.69	$0.20

5.	Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2012	2011

Raw materials	$57,355	$49,178

Work in process	13,659	15,343

Finished goods	17,467	14,902

	$88,481	$79,423

6.	Accrued and Other Liabilities

Accrued and other liabilities consisted of the following as of December 31 (in thousands):

	2012	2011

Compensation and benefits	$17,428	$20,256

Interest	4,274	4,277

Warranty costs	3,239	2,777

Legal and professional fees	1,240	2,091

Taxes payable	1,750	2,580

Contingent consideration	1,700	—

Other	3,238	6,979

	$32,869	$38,960

7.	Restructuring

In 2009, we announced the closure and consolidation of our Liberec, Czech Republic facility, the closure of our Norwalk, Ohio facility and the closure of our Vancouver, Washington facility. We completed the Norwalk closure as of September 30, 2010 and the Liberec closure and consolidation and the Vancouver closure as of December 31, 2009.

We estimate that we will record total cash expenditures for these restructurings of approximately $7.0 million, consisting of approximately $2.7 million of severance costs and $4.3 million of facility closure costs. We have incurred cumulative restructuring charges of $6.6 million consisting of approximately $2.7 million of severance costs and $3.9 million of facility closure costs as of December 31, 2012.

A summary of the restructuring liability for the years ended December 31 is as follows (in thousands):

	2012			2011
	Employee Costs	Facility Exit and Other Contractual Costs	Total	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance — Beginning of the year	$1	$481	$482	$101	$1,362	$1,463
Provisions	—	—	—	131	538	669
Utilizations	—	(148)	(148)	(231)	(1,475)	(1,706)
Currency	—	—	—	—	56	56

Balance — End of the year	$1	$333	$334	$1	$481	$482

8.	Debt

Debt consisted of the following at December 31 (in thousands):

	2012	2011
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. There was no availability block as of December 31, 2012. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

In connection with the amendment and restatement of the Loan and Security Agreement on April 26, 2011, we issued $250.0 million aggregate principal amount of 7.875% senior secured notes due 2019 (the “7.875% notes”) pursuant to a new indenture (as discussed below). We used the net proceeds from the offering of the 7.875% notes to repay all outstanding indebtedness under our loan and security agreement, dated as of August 24, 2009, to fund the repurchase of approximately $94.9 million of our 8% Senior Notes due 2013 (the “8% notes”) and approximately $48.0 million of our 11%/13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and to pay related fees and expenses.

As of December 31, 2012, approximately $5.7 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of December 31, 2012, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2012, we had outstanding letters of credit of approximately $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending December 30, 2012, the applicable margin was set at Level I based on our September 30, 2012 financial statements and compliance certificate.

We pay a commitment fee to the lenders which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fees is (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. Because we had borrowing availability in excess of $10.0 million from December 31, 2011 through December 31, 2012, we were not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2012.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of December 31, 2012.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of December 31, 2012.

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

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain

Principal Factors Contributing to the Recognition of Goodwill:

Vijayjyot:

The primary reasons for the acquisition of Vijayjyot and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	The acquisition provides us with the opportunity to enter the seating industry in India, which aligns with our geographic diversification strategy;

•	We have the opportunity to expand our product base into seating for the busing industry, which is in a growth phase in India as the infrastructure continues to be developed; and

•	There is an existing workforce that we can leverage as we establish our operations.

Daltek:

The primary reasons for the acquisition of Daltek and the principal factors that contributed to a purchase price that resulted in the recognition of goodwill were:

•	This acquisition complements our existing exterior and interior trim products;

•	CVG’s plastic molding business will obtain an advantage over its competitors by our ability to provide surface finishing, which has been a request of some major OEMs;

•	We have the opportunity to expand our product base outside of the Class 8 market, which fits with our long-term product diversification goals; and

•	There is an existing workforce that we can leverage as we establish our operations.

Our goodwill and intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2012
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,911	$(2,556)	$7,355
Customer relationships	15 years	15,737	(91)	15,646

		$25,648	$(2,647)	$23,001

Indefinite-lived intangible assets:
Goodwill		$8,986	$—	$8,986

	December 31, 2011
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,468	$(2,153)	$7,315

The aggregate intangible asset amortization expense was approximately $0.5 million, $0.3 million and $0.2 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2012, is as follows (in thousands):

2013	$1,624
2014	$1,590
2015	$1,416
2016	$1,416
2017	$1,416

The changes in the carrying amounts of goodwill for the years ended December 31 are as follows (in thousands):

	2012	2011
Balance — Beginning of the year	$—	$—
Additional acquisitions recorded	9,093	—
Currency translation adjustment	(107)	—

Balance — End of the year	$8,986	$—

10.	Income Taxes

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2012	2011	2010
Domestic	$13,315	$12,135	$(520)
Foreign	9,767	9,550	5,182

Total	$23,082	$21,685	$4,662

A reconciliation of income taxes computed at the statutory rates to the reported income tax (benefit) provision for the years ended December 31 is as follows (in thousands):

	2012	2011	2010
Federal provision at statutory rate	$8,079	$7,590	$1,632
U.S./foreign tax rate differential	665	555	(622)
Foreign non-deductible expenses	1,557	—	—
Foreign tax provision	83	582	(863)
State taxes, net of federal benefit	1,194	37	(66)
Change in uncertain tax positions	(359)	184	(2,178)
Change in valuation allowance	(43,804)	(3,951)	1,018
Tax credits	(37)	(259)	(465)
Share-based compensation	539	325	354
Reduction of prior year’s tax attributes	255	(1,424)	(160)
Permanent goodwill	—	(412)	(412)
Entity reclassification gain	4,167	—	—
Other	713	(132)	(63)

(Benefit) provision for income taxes	$(26,948)	$3,095	$(1,825)

The (benefit) provision for income taxes for the years ended December 31 is as follows (in thousands):

	2012			2011			2010
	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision
Federal	$(6,295)	$(31,676)	$(37,971)	$(240)	$(817)	$(1,057)	$(2,329)	$132	$(2,197)
State and local	854	1,023	1,877	857	(533)	324	315	(417)	(102)
Foreign	9,281	(135)	9,146	3,482	346	3,828	218	256	474

Total	$3,840	$(30,788)	$(26,948)	$4,099	$(1,004)	$3,095	$(1,796)	$(29)	$(1,825)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2012	2011
Current deferred tax assets (liabilities):
Accounts receivable	$306	$367
Inventories	3,318	2,620
Warranty costs	1,874	1,916
Foreign exchange contracts	(157)	129
Accrued benefits	1,945	4,051
Other accruals not currently deductible for tax purposes	1,453	2,441

	8,739	11,524

Valuation allowance	(532)	(9,686)

Net current deferred tax assets	$8,207	$1,838

Noncurrent deferred tax (liabilities) assets:
Amortization and fixed assets	$13,620	$20,847
Pension obligation	8,828	9,942
Net operating loss carryforwards	18,365	27,665
Tax credit carryforwards	1,631	1,236
Stock options	608	687
Other temporary differences not currently available for tax purposes	(2,478)	(1,504)

	40,574	58,873

Valuation allowance	(16,960)	(59,678)

Net noncurrent deferred tax assets (liabilities)	$23,614	$(805)

Total deferred tax asset	$31,821	$1,033

As of December 31, 2012, we had total deferred assets of $61.2 million, which was offset by $17.5 million of valuation allowances. Our total deferred tax liabilities were $11.9 million. Our overall deferred tax position was a net deferred tax asset of $31.8 million.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.0 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

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

During 2011, we maintained a full valuation allowance against our deferred tax assets, except for certain state and international taxing jurisdictions which did not have a multiple year cumulative loss. During 2012, we generated sufficient earnings to support a three-year cumulative history of domestic pre-tax book earnings. When combined with the review of other positive and negative evidence, we determined that it was appropriate to release the entire $53.5 million of valuation allowances associated with all federal and state deferred tax assets existing at December 31, 2011. As of December 31, 2012, we determined that a valuation allowance of $17.5 million was needed against certain foreign deferred tax assets. This amount represents our total net deferred assets in international jurisdictions that have a multiple year cumulative loss. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2012 and 2011, our net deferred tax asset position in our financials was approximately $31.8 million and $1.0 million, respectively.

As of December 31, 2012, we had approximately $58.5 million of foreign, $1.7 million of federal and $71.8 million of state net operating loss carryforwards available to offset future taxable income. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2013 and continue through 2032, except for certain tax jurisdictions with no expiration dates.

As of December 31, 2012, we had approximately $1.0 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years. We also had approximately $0.6 million of alternative minimum tax credit carryforward. These tax credits will expire beginning in 2026 and continue through 2032.

As of December 31, 2012, undistributed earnings from our foreign affiliates were approximately $31.7 million. We do not intend to repatriate these funds and consider these funds to be permanently reinvested in accordance with ASC 740-30. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.

As of December 31, 2012 cash of approximately $22.0 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

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

We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2008. We currently have one income tax examination in process. We do not anticipate that any adjustments from this examination will result in material changes to our consolidated financial position and results of operations.

As of December 31, 2012 and 2011, we provided a liability of approximately $0.4 million and $0.9 million, respectively, of unrecognized tax benefits related to various federal and state income tax positions, all of which would impact our effective tax rate, if recognized.

We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had approximately $151 thousand and $0.5 million accrued for the payment of interest and penalties at December 31, 2012 and December 31, 2011, respectively. Accrued interest and penalties are included in the $0.4 million of unrecognized tax benefits.

Approximately $283 thousand of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2012	2011	2010
Balance — Beginning of the year	$851	$666	$2,879
Gross increase — tax positions in prior periods	162	235	379
Gross decreases — tax positions in prior periods	(523)	(48)	(2,674)
Gross increases — current period tax positions	20	—	168
Lapse of statute of limitations	(66)	(2)	(86)

Balance — End of the year	$444	$851	$666

11.	Segment Reporting and Geographic Locations

Operating segments are defined as components of an enterprise that are evaluated regularly by the company’s chief operating decision maker. Due to the manner in which our chief operating decision maker regularly assesses performance and decides how to allocate resources, we have a single operating segment.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2012		2011		2010
	Revenues	Property, Plant and Equipment	Revenues	Property, Plant and Equipment	Revenues	Property, Plant and Equipment
United States	$674,106	$67,821	$611,240	$69,438	$468,190	$52,875
United Kingdom	57,623	2,890	71,389	3,353	55,395	2,375
All other countries	126,187	12,593	149,393	3,881	74,194	4,071

	$857,916	$83,304	$832,022	$76,672	$597,779	$59,321

Revenues are attributed to geographic locations based on the location of where the product is sold. Included in all other countries are intercompany sales eliminations.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$362,631	42	$357,994	43	$230,836	39
Electronic wire harnesses and panel assemblies	175,051	21	179,595	22	158,993	27
Trim systems and components	170,110	20	156,849	19	96,584	16
Cab structures, sleeper boxes, body panels and structural components	86,701	10	83,692	10	65,016	11
Mirrors, wipers and controls	63,423	7	53,892	6	46,350	7

	$857,916	100	$832,022	100	$597,779	100

12.	Commitments and Contingencies

Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $15.0 million, $16.0 million and $15.3 million in 2012, 2011 and 2010, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2012 under these operating leases are as follows (in thousands):

Year Ending December 31,
2013	12,115
2014	9,401
2015	5,593
2016	3,405
2017	2,071
Thereafter	7,241

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2012, we had no such guarantees.

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

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2012.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2012, 2011 and 2010 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	2012	2011	2010
Net income attributable to common stockholders — basic and diluted	$50,077	$18,605	$6,487

Weighted average number of common shares outstanding	28,230	27,848	26,247
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	198	342	747

Dilutive shares outstanding	28,428	28,190	26,994

Basic earnings per share attributable to common stockholders	$1.77	$0.67	$0.25

Diluted earnings per share attributable to common stockholders	$1.76	$0.66	$0.24

As of December 31, 2012, diluted earnings per share excludes approximately 467 thousand shares of our nonvested restricted stock and 470 thousand shares of outstanding stock options as the effect would have been anti-dilutive. As of December 31, 2011, diluted earnings per share excludes approximately 291 thousand shares of our nonvested restricted stock and 470 thousand shares of outstanding stock options as the effect would have been anti-dilutive. As of December 31, 2010, diluted earnings per share excludes approximately 470 thousand shares of our nonvested restricted stock as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement and the 7.875% Notes Indenture restricts the payment or distribution of our cash or other assets, including cash dividend payments.

14.	Share-Based Compensation

We estimate our pre-tax share-based compensation expense to be approximately $4.6 million in 2013 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $4.7 million, $3.6 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
November 2010	404,000	3 equal annual installments commencing on October 20, 2011	$1.5	10
November 2011	443,250	3 equal annual installments commencing on October 20, 2012	$2.8	22
November 2012	494,151	3 equal annual installments commencing on October 20, 2013	$3.3	34

As of December 30, 2012, there was approximately $7.6 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

We currently estimate the forfeiture rate for November 2012, November 2011 and November 2010 restricted stock awards at 8.2%, 8.2% and 3.8%, respectively, for all participants of each plan.

A summary of the status of our stock options as of December 31, 2012 and changes during the twelve-month period ending December 31, 2012 is presented below:

Stock Options	Options (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2011	476	$15.69	2.9	$49
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2012	476	$15.69	1.9	$14

Exercisable at December 31, 2012	476	$15.69	1.9	$14

Nonvested, expected to vest at December 31, 2012	—	$—	—	$—

The following table summarizes information about our nonvested restricted stock grants as of December 31, 2012:

	Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	893	$11.42
Granted	494	7.85
Vested	(456)	10.15
Forfeited	(23)	12.13

Nonvested at December 31, 2012	908	$10.10

The weighted-average grant-date fair value for the years ended December 31, 2012, 2011 and 2010 was $7.85, $11.49 and $15.71, respectively. We expect employees to surrender approximately 163 thousand shares of our common stock in connection with the vesting of restricted stock during 2013 to satisfy income tax withholding obligations.

As of December 31, 2012, a total of 798,156 shares were available from the 4.6 million shares authorized for award under our Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2012; however, our employees surrendered 163,284 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

15.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $2.2 million, $1.0 million and $0.6 million in 2012, 2011 and 2010, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.

The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation — Beginning of year	$44,003	$37,496	$37,060	$38,147	$1,302	$1,445
Service cost	112	73	—	—	—	—
Interest cost	1,802	1,956	1,863	2,127	48	65
Participant contributions	—	—	—	—	38	54
Benefits paid	(1,716)	(1,658)	(1,453)	(1,603)	(112)	(312)
Actuarial loss (gain)	2,895	6,136	2,605	(1,572)	(358)	50
Exchange rate changes	—	—	1,693	(39)	—	—

Benefit obligation at end of year	47,096	44,003	41,768	37,060	918	1,302
Change in plan assets:
Fair value of plan assets — Beginning of year	25,823	25,372	28,241	28,057	—	—
Actual return on plan assets	3,565	150	2,935	949	—	—
Employer contributions	1,723	1,959	926	867	75	258
Participant contributions	—	—	—	—	38	54
Benefits paid	(1,716)	(1,658)	(1,453)	(1,603)	(112)	(312)
Exchange rate changes	—	—	1,290	(29)	(1)	—

Fair value of plan assets at end of year	29,395	25,823	31,939	28,241	—	—

Funded status	$(17,701)	$(18,180)	$(9,829)	$(8,819)	$(918)	$(1,302)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Current liabilities	$—	$—	$—	$—	$175	$288
Noncurrent liabilities	17,701	18,180	9,829	8,819	743	1,014

Net amount recognized	$17,701	$18,180	$9,829	$8,819	$918	$1,302

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$112	$73	$227	$—	$—	$—	$—	$—	$3
Interest cost	1,802	1,956	1,979	1,863	2,127	2,147	48	65	119
Expected return on plan assets	(1,955)	(1,915)	(1,699)	(1,697)	(1,797)	(1,631)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(128)	(128)	(75)
Recognized actuarial loss (gain)	371	104	103	260	287	374	(89)	(136)	8

Net periodic benefit cost	330	218	610	426	617	890	(169)	(199)	55
Special Termination Benefits	—	—	107	—	—	—	—	—	(101)

Net benefit cost	$330	$218	$717	$426	$617	$890	$(169)	$(199)	$(46)

The special termination benefits in 2010 relate primarily to additional benefits received by employees who elected early retirement.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net actuarial loss (gain)	$15,172	$14,256	$6,459	$10,965	$9,428	$10,449	$(663)	$(381)	$(580)
Prior service (credit)	—	—	—	—	—	—	(41)	(170)	(298)

	$15,172	$14,256	$6,459	$10,965	$9,428	$10,449	$(704)	$(551)	$(878)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Actuarial loss (gain)	$1,286	$7,901	$1,367	$(723)	$(358)	$51
Amortization of actuarial (gain) loss	(371)	(104)	(260)	(287)	90	136
Prior Service credit	—	—	—	—	128	128

Total recognized in other comprehensive income (loss)	$915	$7,797	$1,107	$(1,010)	$(140)	$315

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

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2012	2011	2012	2011	2012	2011
Discount rate	3.67%	4.19%	4.20%	4.90%	3.67%	4.19%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.19%	5.31%	5.84%	4.90%	5.70%	5.80%	4.19%	5.31%	5.84%
Expected return on plan assets	7.50%	7.50%	7.50%	5.80%	6.50%	6.50%	N/A	N/A	N/A

The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $2.4 million to our pension plans and our other post-retirement benefit plans in 2013.

Our current investment allocation target for our pension plans for 2013 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2012	2011
Cash and cash equivalents	—%	—%	—%	3%
Equity securities	55	51	51	53
Debt securities	25	39	35	32
Real estate	20	10	14	12

	100%	100%	100%	100%

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

The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26	$26	$—	$—
Equities:
U.S. large value	3,210	3,210	—	—
U.S. large growth	3,020	3,020	—	—
U.S. small cap growth	—	—	—	—
U.K. index	6,507	—	6,507	—
International large value	9,151	—	9,151	—
International blend	4,669	—	4,669	—
International growth	2,498	2,498	—	—
Emerging markets	2,353	2,353	—	—
Balanced	2,801	—	2,801	—
Fixed income securities:
Government bonds	4,063	—	4,063	—
Corporate bonds	14,693	—	14,693	—
Real Estate:
U.S. property	5,968	—	—	5,968
U.K. property	2,375	—	—	2,375

Total pension fund assets	$61,334	$11,107	$41,884	$8,343

	December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,425	$1,425	$—	$—
Equities:
U.S. large value	3,804	3,804	—	—
U.S. large growth	2,896	2,896	—	—
U.S. small cap growth	582	—	582	—
U.K. index	5,853	—	5,853	—
International large value	7,800	—	7,800	—
International blend	3,110	—	3,110	—
International growth	2,455	2,455	—	—
Balanced	2,430	—	2,430	—
Fixed income securities:
Government bonds	3,870	—	3,870	—
Corporate bonds	13,630	—	13,630	—
Real Estate:
U.S. property	4,006	—	—	4,006
U.K. property	2,204	—	—	2,204

Total pension fund assets	$54,065	$10,580	$37,275	$6,210

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2012	2011
Beginning balance	$6,210	$5,563
Actual return on plan assets:
Relating to assets held at reporting date	683	672
Purchases, sales and settlements, net	1,350	(23)
Foreign currency translation adjustment	100	(2)

Ending balance	$8,343	$6,210

For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 5.0% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2012 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$7	$(9)
Other post-retirement benefit liability	$29	$(28)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

Year	Pension Plans	Other Post- Retirement Benefit Plans
2013	$3,123	$175
2014	$3,357	$153
2015	$3,573	$106
2016	$3,807	$95
2017	$4,095	$95
2018 to 2022	$25,217	$251

16.	Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly results of operations for 2012 and 2011 (in thousands, except per share amounts):

	Revenues	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders(1)
2012:
First	$236,990	$36,778	$18,503	$11,992	$12,005	$0.43	$0.42
Second	$242,745	$37,456	$19,003	$13,153	$13,155	$0.47	$0.46
Third	$204,824	$26,405	$8,869	$30,473	$30,501	$1.08	$1.07
Fourth	$173,357	$15,899	$(2,279)	$(5,588)	$(5,584)	$(0.20)	$(0.20)
2011:
First	$182,509	$24,716	$8,116	$3,277	$3,277	$0.12	$0.12
Second	$206,776	$27,676	$11,327	$(2,169)	$(2,169)	$(0.08)	$(0.08)
Third	$216,909	$29,822	$13,547	$7,376	$7,376	$0.27	$0.26
Fourth	$225,828	$33,378	$16,066	$10,106	$10,121	$0.36	$0.36

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our former independent accountants on matters of accounting and financial disclosures or reportable events.

Item 9A.	Controls and Procedures

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

Based on their evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Management’s evaluation did not include assessing the internal controls of Vijayjyot Seats Private Limited and Daltek, LLC during 2012, which were acquired by us during 2012. The financial statements of these companies are included in our consolidated financial statements as of December 31, 2012 and represent total assets of $30.2 million at December 31, 2012 and net sales of $1.5 million for the year ended December 31, 2012.

Our independent registered public accounting firm, KPMG LLP, who audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting, which report appears in this Annual Report on Form 10-K.

/s/ Mervin Dunn	/s/ Chad M. Utrup
Mervin Dunn	Chad M. Utrup
Chief Executive Officer	Chief Financial Officer

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Commercial Vehicle Group, Inc.:

We have audited Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Commercial Vehicle Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Commercial Vehicle Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Commercial Vehicle Group, Inc. acquired Vijayjyot Seats Private Limited (Vijayjyot) and Daltek, LLC (Daltek) during 2012, and management excluded from its assessment of the effectiveness of Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2012, Vijayjyot and Daltek’s internal control over financial reporting associated with total assets of $30.2 million and net sales of $1.5 million included in the consolidated financial statements of Commercial Vehicle Group, Inc. as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Commercial Vehicle Group, Inc. also excluded an evaluation of the internal control over financial reporting of Vijayjyot and Daltek.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’

equity (deficit), and cash flows for the year ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio
March 11, 2013

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of March 4, 2013:

Name	Age	Principal Position(s)
Richard A. Snell	71	Chairman and Director
Mervin Dunn	59	President, Chief Executive Officer and Director
Scott C. Arves	56	Director
David R. Bovee	63	Director
Robert C. Griffin	65	Director
S.A. Johnson	72	Director
John W. Kessler	77	Director
Arnold A. Siemer	75	Director

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

Mervin Dunn has served as a Director since August 2004 and as our President and Chief Executive Officer since June 2002. Mr. Dunn’s tenure with CVG dates back to October 1999 when he served as President of Trim Systems through June 2002. From 1998 to 1999, Mr. Dunn served as the President and Chief Executive Officer of Bliss Technologies, a heavy metal stamping company. Mr. Dunn has announced that he will retire from CVG in 2013 and will retire from employment and resign from the board of directors when his successor is named. Mr. Dunn also spent 10 years with Arvin Industries from 1988 to 1998 in a number of key leadership roles, including Vice President of Operating Systems (Arvin North America), Vice President of Quality, and President of Arvin Ride Control. Mr. Dunn served in a number of management positions in engineering and quality assurance, including Division Quality Manager, at Johnson Controls Automotive Group. Mr. Dunn also has engineering and quality management experience with Hyster Corporation, a manufacturer of heavy lift trucks. Mr. Dunn currently serves as a Director and a member of the Compensation Committee of Transdigm Group, Inc. Mr. Dunn has spent his entire career in management positions within the automotive and transportation sectors. He brings a lifetime of manufacturing experience to his leadership role within the Company and on the Board.

Robert C. Griffin has served as a Director since July 2005. His career spanned over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of Sunair Services Corporation from February 2008 until its sale in December 2009 as a member of their Audit Committee and Chairman of their Special Committee. Mr. Griffin currently serves as a Director of GSE Holdings, Inc., where he serves as Chairman and a member of the Compensation Committee and the Nominating and Corporate Governance Committee, and as a Director of Builders FirstSource, Inc., where he is Chairman of the Audit Committee, a member of the Nominating Committee and was Chairman of their Special Committee in 2009. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

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

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2013 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2012 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2013 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our fourth amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Fourth Amended and Restated Equity Incentive Plan	469,351	(1)	$15.84	798,156
Management Stock Option Plan	6,793		$5.54	—
Equity compensation plans not approved by stockholders	—		$—	—

Total	476,144		$15.69	798,156

(1)

Includes options granted under our Fourth Amended and Restated Equity Incentive Plan. Does not include 3,503,301 shares of restricted stock granted under our Fourth Amended and Restated Equity Incentive Plan, of which 908,101 shares had not vested as of December 31, 2012.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2013 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2013 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Corporation and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

December 31, 2012, 2011 and 2010

Accounts Receivable Allowances:

Transactions for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Balance — Beginning of the year	$3,867	$2,717	$1,812
Provisions	2,669	4,324	4,278
Utilizations	(3,174)	(4,585)	(3,405)
Acquisitions recorded	0	1,459	0
Currency translation adjustment	31	(48)	32

Balance — End of the year	$3,393	$3,867	$2,717

Valuation Allowance:

Transactions for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Balance — Beginning of the year	$69,364	$69,099	$55,517
Provisions	2,828	1,185	13,582
Utilizations	(54,700)	(920)	—

Balance — End of the year	$17,492	$69,364	$69,099

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1**	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

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

4.3	Form of senior note (attached as exhibit to Exhibit 4.1) (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

4.4

Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.5	Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.6

Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.7

Commercial Vehicle Group, Inc. Amendment No. 1 to Rights Agreement, dated as of March 9, 2011, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2011).

4.8	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708)).

4.9

Indenture, dated as of April 26, 2011, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee, with respect to 7.875% senior secured notes due 2019 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.10

Form of 7.875% Senior Secured Note due 2019 (included as Exhibit 1 to Exhibit 4.1) (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

Exhibit No.	Description

4.11

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

10.3*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.4*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

10.5*

Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

10.6*

Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

10.7	Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-15708), filed on May 21, 2004).

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

10.10

Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

10.11*	Commercial Vehicle Group, Inc. 2011 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on February 28, 2011).

10.12*	Commercial Vehicle Group, Inc. 2012 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2012).

10.13*

Service Agreement, dated March 1, 1993, between Motor Panels (Coventry) Plc and William Gordon Boyd (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

10.14*

Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

Exhibit No.	Description

10.15*

Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4 (File No. 333-129368), filed on December 1, 2005).

10.16*	Form of Cash Performance Award pursuant to the Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan.

10.17*	Change in Control & Non-Competition Agreement dated April 5, 2006 with Mervin Dunn (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

10.18*

Change in Control & Non-Competition Agreement dated April 5, 2006 with Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

10.19*

Change in Control & Non-Competition Agreement dated April 5, 2006 with Chad M. Utrup (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on April 7, 2006).

10.20*

Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).

10.21*

Change in Control & Non-Competition Agreement dated May 22, 2007 with William Gordon Boyd (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).

10.22*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Mervin Dunn (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.23*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Gerald L. Armstrong (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.24*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Chad M. Utrup (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.25*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.26*

First Amendment to Change in Control & Non-Competition Agreement dated March 9, 2012 with William Gordon Boyd (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 13, 2012.

10.27*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.28	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.29*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

Exhibit No.	Description

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

**

The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S - K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

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

Date: March 11, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Snell Richard A. Snell	Chairman and Director	March 11, 2013

/s/ Mervin Dunn Mervin Dunn	President, Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2013

/s/ Scott C. Arves Scott C. Arves	Director	March 11, 2013

/s/ David R. Bovee David R. Bovee	Director	March 11, 2013

/s/ Robert C. Griffin Robert C. Griffin	Director	March 11, 2013

/s/ S.A. Johnson S.A. Johnson	Director	March 11, 2013

/s/ John W. Kessler John W. Kessler	Director	March 11, 2013

/s/ Arnold B. Siemer Arnold B. Siemer	Director	March 11, 2013

/s/ Chad M. Utrup Chad M. Utrup	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013