Form 10-Q
period 2013-03-31
Commercial Vehicle Group, Inc.
filed 2013-05-03
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2013 was 29,365,754 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

Certification of CEO

Certification of CFO

CEO Certification Pursuant to Section 906

CFO Certification Pursuant to Section 906

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$65,275	$68,369
Accounts receivable, net of allowances of $2,982 and $3,393, respectively	121,024	114,573
Inventories	86,122	88,481
Deferred income taxes	9,469	8,381
Other current assets	9,169	6,446

Total current assets	291,059	286,250

Property, plant and equipment, net of accumulated depreciation of $119,056 and $117,359, respectively	83,708	83,304
Goodwill	8,983	8,986
Intangible assets, net	22,646	23,001
Deferred income taxes	24,121	23,615
Other assets, net	14,564	14,509

Total assets	$445,081	$439,665

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$65,698	$58,063
Accrued liabilities and other	33,024	32,869

Total current liabilities	98,722	90,932

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	26,664	28,273
Other long-term liabilities	6,134	4,152

Total liabilities	381,520	373,357

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,463,479 shares issued and outstanding, respectively	290	290
Treasury stock purchased from employees; 590,154 shares, respectively	(5,264)	(5,264)
Additional paid-in capital	225,045	223,822
Retained deficit	(129,291)	(124,677)
Accumulated other comprehensive loss	(27,239)	(27,885)

Total CVG stockholders’ equity	63,541	66,286
Non-controlling interest	20	22

Total stockholders’ equity	63,561	66,308

Total liabilities and stockholders’ equity	$445,081	$439,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$177,822	$236,990
Cost of Revenues	159,737	200,212

Gross Profit	18,085	36,778
Selling, General and Administrative Expenses	17,949	18,183
Amortization Expense	409	92

Operating (Loss) Income	(273)	18,503
Interest and Other Expense	5,354	5,307

(Loss) Income Before (Benefit) Provision for Income Taxes	(5,627)	13,196
(Benefit) Provision for Income Taxes	(1,011)	1,204

Net (Loss) Income	(4,616)	11,992
Less: Non-controlling interest in subsidiary’s loss	(2)	(13)

Net (Loss) Income Attributable to CVG Stockholders	$(4,614)	$12,005

(Loss) Earnings per Common Share:
Basic	$(0.16)	$0.43

Diluted	$(0.16)	$0.42

Weighted Average Shares Outstanding:
Basic	28,463	28,171

Diluted	28,463	28,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Net (loss) income	$(4,616)	$11,992

Other comprehensive income:
Foreign currency translation adjustments	646	1,835

Other comprehensive income	646	1,835

Comprehensive (loss) income	$(3,970)	$13,827

Less: Comprehensive loss attributed to noncontrolling interests	(2)	(13)

Comprehensive (loss) income attributable to CVG stockholders	$(3,968)	$13,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury	Additional Paid-In	Retained	Accum. Other	Total CVG Stockholders’	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit	Comp. Loss	Equity	Interest	Total
	(Unaudited)
	(In thousands, except share data)
Balance — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308

Share-based compensation expense	—	—	—	1,223	—	—	1,223	—	1,223
Comprehensive income:
Net loss	—	—	—	—	(4,614)	—	(4,614)	(2)	(4,616)
Foreign currency translation adjustment	—	—	—	—	—	646	646	—	646

Total comprehensive loss	—	—	—	—	—	—	(3,968)	(2)	(3,970)

Balance — March 31, 2013	28,463,479	$290	$(5,264)	$225,045	$(129,291)	$(27,239)	$63,541	$20	$63,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(4,616)	$11,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,318	3,082
Provision for doubtful accounts	385	87
Noncash amortization of debt financing costs	283	283
Pension plan contributions	(1,089)	(1,020)
Shared-based compensation expense	1,223	1,199
Loss on sale of assets	20	135
Deferred income tax benefit	(1,016)	—
Noncash gain on forward exchange contracts	(259)	(865)
Change in other operating items	(2,044)	(9,174)

Net cash (used in) provided by operating activities	(2,795)	5,719

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,294)	(2,884)
Proceeds from disposal/sale of property, plant and equipment	1	11
Life insurance premium payments for deferred compensation, other	(251)	(276)

Net cash used in investing activities	(2,544)	(3,149)
Effect of Currency Exchange Rate Changes on Cash	2,245	329

Net (Decrease) Increase in Cash	(3,094)	2,899
Cash:
Beginning of period	68,369	87,955

End of period	$65,275	$90,854

Supplemental Cash Flow Information:
Cash paid for interest	$63	$66

Cash paid for income taxes, net	$1,036	$748

Unpaid purchases of property and equipment included in accounts payable	$2,232	$556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium- and heavy-construction vehicle markets, military, bus and agriculture markets, the specialty transportation markets and recreational (ATV/UTV) markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles. We have facilities located in the U.S. in Alabama, Arizona, Georgia, Indiana, Illinois, Iowa, Michigan, North Carolina, Ohio, Oregon, Tennessee and Virginia and outside of the U.S. in Australia, China, Czech Republic, India, Mexico, Ukraine and the United Kingdom.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2012 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 11, 2013. Unless otherwise indicated, all amounts are in thousands except per share amounts.

Revenues and operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected in future operating quarters.

2. Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income.” The ASU requires entities to disclose either in the notes or parenthetically on the face of the statement showing net income the impact to the affected net income line for items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety. Items not reclassified out of AOCI into net income in their entirety must be disclosed in the footnotes and not on the face of the financial statements. Items that may be reclassified out of AOCI and into net income include (1) unrealized gains or losses on available-for-sale securities; (2) deferred gains or losses on cash flow hedges; (3) cumulative translation adjustments on foreign operations; and (4) deferred items relating to pension and non-pension defined benefit postretirement plans. The provisions of this ASU are effective prospectively for public companies with fiscal years beginning after December 15, 2012, including interim periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other.” The ASU gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance is effective beginning in fiscal 2013. The Company intends to evaluate indefinite-lived intangibles annually in the second quarter utilizing the qualitative approach.

In December 2011, the FASB issued ASU No. 2011, Balance Sheet (Topic 210): Disclosures About Offsetting Assets and Liabilities. The ASU requires entities to disclose information about offsetting and related arrangements to enable financial statement users to understand the effects of those arrangements on their financial position. The requirements of this update are effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The ASU does not have a material impact on the consolidated financial statements.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$677	$—	$677	$—	$419	$—	$419	$—

Derivative liabilities [1]	$—	$—	$—	$—	$1	$—	$1	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$254,375	$250,000	$248,750

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2013.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,463,479 shares issued and outstanding as of March 31, 2013.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2013.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2013 and 2012 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net (loss) income attributable to common stockholders — basic and diluted	$(4,614)	$12,005

Weighted average number of common shares outstanding	28,463	28,171
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	0	202

Dilutive shares outstanding	28,463	28,373
Basic (loss) earnings per share	$(0.16)	$0.43

Diluted (loss) earnings per share	$(0.16)	$0.42

For the three months ended March 31, 2013, diluted earnings per share did not include 0.5 million of outstanding stock options and 0.1 million of outstanding restricted stock as the effect would have been antidilutive. For the three months ended March 31, 2012, diluted earnings per share did not include 0.5 million outstanding stock options as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5. Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of March 31, 2013:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2010	404,000	4.0%	3 equal annual installments commencing on October 20, 2011
November 2011	443,250	8.2%	3 equal annual installments commencing on October 20, 2012
November 2012	494,151	8.2%	3 equal annual installments commencing on October 20, 2013

As of March 31, 2013, there was approximately $6.6 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months for the November 2010 awards, 19 months for the November 2011 awards and 31 months for the November 2012 awards.

The following table summarizes information about the non-vested restricted stock grants as of March 31, 2013:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	908	$10.10
Granted	—	—
Vested	—	—
Forfeited	(6)	10.31

Nonvested at March 31, 2013	902	$10.10

As of March 31, 2013, 801,055 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

7. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$55,561	$57,355
Work in process	12,515	13,659
Finished goods	18,046	17,467

	$86,122	$88,481

Inventory quantities on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

8. Goodwill and Intangible Assets

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, utilizing the one-step qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Utilizing this qualitative approach, we first assess whether it is more likely than not goodwill is impaired by reviewing significant changes in events and circumstances, including cost factors, legal and regulatory changes and various industry and market considerations. If an asset is determined to be more likely than not impaired based on the one-step qualitative approach, we will then perform a quantitative valuation to estimate the fair value of our reporting units. We evaluate goodwill at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.

Our intangible assets were comprised of the following (in thousands):

	March 31, 2013				December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,919	$(2,700)	$7,219	23 years	$9,911	$(2,556)	$7,355
Customer relationships	15 years	15,781	(354)	15,427	15 years	15,737	(91)	15,646

		$25,700	$(3,054)	$22,646		$25,648	$(2,647)	$23,001

The aggregate intangible asset amortization expense was approximately $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2013, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2013	$1,631
2014	$1,595
2015	$1,420
2016	$1,420
2017	$1,420
2018	$1,420

The changes in the carrying amounts of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

	2013	2012
Balance—Beginning of the period	$8,986	$—
Additional acquisitions recorded	(39)	9,093
Currency translation adjustment	36	(107)

Balance—End of the period	$8,983	$8,986

9. Restructuring Activities

In 2009, we announced the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures for these restructurings of approximately $3.8 million, consisting of approximately $1.2 million of severance costs and $2.6 million of facility closure costs. We have incurred cumulative restructuring charges of $2.9 million consisting of approximately $1.0 million of severance costs and $1.9 million of facility closure costs as of March 31, 2013.

A summary of the restructuring liability for the three months ended March 31, 2013 is as follows (in thousands):

	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance—December 31, 2012	$1	$333	$334
Utilizations	—	(35)	(35)

Balance—March 31, 2013	$1	$298	$299

10. Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended March 31, 2013 (in thousands):

Balance — December 31, 2012	$3,239
Additional provisions recorded	257
Deduction for payments made	(656)
Currency translation adjustment	(24)

Balance — March 31, 2013	$2,816

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2013, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2013, we had no such guarantees.

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

11. Debt

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

As of March 31, 2013, we did not have borrowings under the Loan and Security Agreement. In addition, as of March 31, 2013, we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $37.2 million under the Loan and Security Agreement.

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

Terms, Covenants and Compliance Status – The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. Because we had borrowing availability in excess of $10.0 million from December 31, 2012 through March 31, 2013, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2013.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of March 31, 2013.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of March 31, 2013.

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

As of March 31, 2013, we have provided a liability of approximately $0.5 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.2 million accrued for the payment of interest and penalties at March 31, 2013, which was substantially accrued as of December 31, 2012. Accrued interest and penalties are included in the $0.5 million of unrecognized tax benefits.

During the fiscal quarter ended March 31, 2013, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.1 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

At March 31, 2013, we continued to maintain a full valuation allowance against our net deferred tax assets in specific foreign jurisdictions, which had a multiple year cumulative loss. Due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets primarily in the following foreign jurisdictions: United Kingdom, Luxemburg and Czech Republic. We continue to evaluate the need for valuation allowances in each of our jurisdictions.

13. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of March 31, 2013, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	March 31, 2013		December 31, 2012
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$7,734	$8,411	$10,066	$10,484

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$677	Other current assets	$419

	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$—	Accrued liabilities	$1

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended March 31,
	Location of (Loss) Gain Recognized in Income on Derivatives	2013	2012
		Amount of Loss Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$259	$865

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Service cost	$32	$26	$—	$—	$—	$—
Interest cost	425	453	406	468	8	12
Expected return on plan assets	(551)	(489)	(433)	(424)	—	—
Amortization of prior service cost	—	—	—	—	(31)	(32)
Recognized actuarial loss (gain)	104	95	70	54	(37)	(21)

Net periodic benefit cost	$10	$85	$43	$98	$(60)	$(41)

We previously disclosed in our financial statements for the year ended December 31, 2012, that we expect to contribute approximately $2.4 million to our pension plans and our other post-retirement benefit plans in 2013. As of March 31, 2013, approximately $1.1 million of contributions have been made to our pension plans.

15. Subsequent Event

On April 3, 2013, we entered into a retirement agreement with Mervin Dunn, our President and Chief Executive Officer, who previously announced that he will retire in 2013. We anticipate recording an accrual for Mr. Dunn’s separation costs within selling, general and administrative expense of approximately $1.7 million ratably beginning in April 2013 through his estimated retirement date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium- and heavy-construction vehicle markets, military, bus and agriculture markets, the specialty transportation markets and recreational (ATV/UTV) markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The overall weakness in the North American economy and credit markets in 2009 put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. The North American Class 8 market showed a modest increase to 279,000 in 2012 as production levels increased approximately 9% over 2011. According to an April 2013 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 263,000 in 2013, peak at 300,000 in 2014, decline to 235,000 in 2016 and increase to 295,000 in 2018. We believe the lower market conditions we experienced at the end of 2012, which carried over into this first quarter relate to depressed short-term heavy truck build rates. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion in 2012 to 15.8 trillion in 2018. ACT estimates that the average age of active U.S. Class 8 trucks is 6.5 years in 2013, down slightly from 6.6 years in 2012. The median age of Class 8 trucks the past 25 years has been 5.8 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which continued into the first half of 2012 followed by an overall decline in the market after a lower than expected second half of 2012. This decline in the global construction market continued into the first quarter of 2013. We believe the lower market conditions we experienced at the end of 2012, which carried over into this first quarter relate to depressed short-term construction build rates.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2013	2012
Revenues	100.0%	100.0%
Cost of revenues	89.8	84.5

Gross profit	10.2	15.5
Selling, general and administrative expenses	10.1	7.7
Amortization expense	0.2	0.0

Operating (loss) income	(0.1)	7.8
Interest and other expense	3.0	2.2

(Loss) income before (benefit) provision for income taxes	(3.1)	5.6
(Benefit) provision for income taxes	(0.6)	0.5

Net (loss) income	(2.5)	5.1
Less: Non-controlling interest in subsidiary’s loss	0.0	0.0

Net (loss) income attributable to CVG stockholders	(2.5)%	5.1%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues decreased approximately $59.2 million, or 25.0%, to $177.8 million in the three months ended March 31, 2013 from $237.0 million in the three months ended March 31, 2012 reflecting the impact of lower build rates in our heavy-truck and global construction end markets as discussed below:

•

a 29% decrease in North American heavy-duty (class 8) production and fluctuations in production levels for other global OEM truck markets resulting in approximately $41.7 million of decreased revenues;

•	a decrease in global construction production levels resulting in approximately $16.1 million of decreased revenues; and

•	fluctuations in orders for our military, aftermarket, bus, agriculture and other end markets resulting in a decrease of approximately $1.4 million of revenues.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $40.5 million, or 20.2%, to $159.7 million for the three months ended March 31, 2013 from $200.2 million for the three months ended March 31, 2012. This decrease was primarily driven by a decrease in raw material and purchased components costs of approximately $30.1 million, decrease in wages and benefits costs of approximately $9.4 million and a decrease in other overhead costs of approximately $1.0 million.

Gross Profit. Gross profit was approximately $18.1 million for the three months ended March 31, 2013 compared to $36.8 million in the three months ended March 31, 2012, a decrease of approximately $18.7 million. As a percentage of revenues, gross profit was 10.2% for the three months ended March 31, 2013 compared to 15.5% for the three months ended March 31, 2012. This decrease was primarily the result of our inability to reduce our overall costs in proportion to the decrease in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs decreased approximately $0.2 million, or 1.3%, to $18.0 million in the three months ended March 31, 2013 from $18.2 million in the three months ended March 31, 2012. This decrease resulted primarily from a decrease in marketing, travel and other expenses of approximately $0.1 million and a decrease in wages and benefits of approximately $0.1 million.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.4 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. This increase was primarily the result of the increase of our definite lived intangible assets relating to trademarks / tradenames and customer relationships as a result of our acquisitions of Vijayjyot and Daltek in the year ended December 31, 2012.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.4 million and $5.3 million in the three months ended March 31, 2013 and 2012, respectively.

(Benefit) Provision for Income Taxes. An income tax benefit of approximately $1.0 million was recorded for the three months ended March 31, 2013 compared to a tax provision of approximately $1.2 million for the three months ended March 31, 2012. The overall tax benefit for the current quarter was primarily driven by losses generated by our domestic and international locations, applied to an annualized effective tax rate influenced by valuation allowances still in place primarily in the U.K. and Czech Republic. In addition, the change in income tax from the prior year’s quarter can also be attributed to changes in income generated by our U.S. and non-U.S. locations, as well as the release of valuation allowances primarily associated with the U.S. companies.

Net (Loss) Income. Net loss was $4.6 million in the three months ended March 31, 2013, compared to net income of $12.0 million in the three months ended March 31, 2012. The decrease in net income was primarily a result of the decreased revenues for the three months ended March 31, 2013 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net income is a loss of approximately $2 thousand and $13 thousand for the three months ended March 31, 2013 and 2012, respectively, representing the non-controlling interest of our Indian Joint Venture.

Net (Loss) Income Attributable to CVG Stockholders. Net loss attributable to CVG stockholders was $4.6 million in the three months ended March 31, 2013, compared to net income of $12.0 million in the three months ended March 31, 2012. The decrease in net income attributable to CVG stockholders was primarily a result of the decreased revenues for the three months ended March 31, 2013 discussed above.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2013, net cash used in operations was approximately $2.8 million compared to net cash provided of approximately $5.7 million for the three months ended March 31, 2012. The net cash used in operations for the three months ended March 31, 2013 was primarily a result of pension plan contributions and annual renewal of insurance policies. The change in cash compared to the prior period was primarily a result of our net loss, which was partially offset by lower working capital requirements due to lower production volumes. Net cash provided for the three months ended March 31, 2012 was primarily a result of higher operating income, which was partially offset by higher working capital requirements due to increase production volumes.

For the three months ended March 31, 2013, we used $2.5 million of cash for investing activities compared to net cash used for investing activities of $3.1 million for the three months ended March 31, 2012. The amounts used for investing activities for the three months ended March 31, 2013 primarily reflect capital expenditures and life insurance premium payments made during that period. The amounts used in investing activities for the three months ended March 31, 2012 primarily reflect capital expenditures.

As of March 31, 2013, cash held by foreign subsidiaries was approximately $17.9 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of March 31, 2013, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have any borrowings under our loan and security agreement as of March 31, 2013, and we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $37.2 million under the loan and security agreement, which is subject to an availability block under certain circumstances.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of March 31, 2013, there was no availability block. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

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

As of March 31, 2013, approximately $5.4 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending March 31, 2013, the applicable margin was set at Level I based on our December 31, 2012 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. Because we had borrowing availability in excess of $10.0 million from December 31, 2012 through March 31, 2013, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2013. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2013.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of March 31, 2013.

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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposure to market risk since December 31, 2012.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended March 31, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits:

10.1*	Retirement Agreement dated April 3, 2013 with Mervin Dunn, (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-34365), filed on April 8, 2013).

10.2*	Commercial Vehicle Group, Inc. 2013 Bonus Plan.

31.1	Certification by Mervin Dunn, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: May 3, 2013	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer
(Principal financial and accounting officer and duly authorized officer)