Form 10-Q
period 2013-06-30
Commercial Vehicle Group, Inc.
filed 2013-08-02
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2013 was 28,537,486 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Certification of CEO

Certification of CFO

CEO Certification Pursuant to Section 906

CFO Certification Pursuant to Section 906

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$64,871	$68,369
Accounts receivable, net of reserve for doubtful accounts of $2,878 and $3,393, respectively	137,223	114,573
Inventories	79,631	88,481
Deferred income taxes	8,325	8,381
Other current assets	6,767	6,446

Total current assets	296,817	286,250

Property, plant and equipment, net of accumulated depreciation of $117,728 and $117,359, respectively	83,213	83,304
Goodwill	8,446	8,986
Intangible assets, net	21,427	23,001
Deferred income taxes	27,405	23,615
Other assets, net	14,057	14,509

Total assets	$451,365	$439,665

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$77,588	$58,063
Accrued liabilities	32,444	32,869

Total current liabilities	110,032	90,932

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	27,732	28,273
Other long-term liabilities	4,375	4,152

Total liabilities	392,139	373,357

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,537,486 and 28,463,479 shares issued and outstanding, respectively	291	290
Treasury stock purchased from employees; 590,154 shares, respectively	(5,264)	(5,264)
Additional paid-in capital	226,135	223,822
Retained loss	(130,953)	(124,677)
Accumulated other comprehensive loss	(30,998)	(27,885)

Total CVG stockholders’ equity	59,211	66,286
Non-controlling interest	15	22

Total stockholders’ equity	59,226	66,308

Total liabilities and stockholders’ equity	$451,365	$439,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$198,909	$242,745	$376,731	$479,735
Cost of Revenues	176,035	205,289	335,772	405,501

Gross Profit	22,874	37,456	40,959	74,234
Selling, General and Administrative Expenses	20,339	18,361	38,288	36,544
Amortization Expense	404	92	813	184

Operating Income	2,131	19,003	1,858	37,506
Interest and Other Expense	5,235	5,205	10,589	10,512

(Loss) Income Before (Benefit) Provision for Income Taxes	(3,104)	13,798	(8,731)	26,994
(Benefit) Provision for Income Taxes	(1,441)	645	(2,452)	1,849

Net (Loss) Income	(1,663)	13,153	(6,279)	25,145
Less: Non-controlling interest in subsidiary’s loss	(1)	(2)	(3)	(15)

Net (Loss) Income Attributable to CVG Stockholders	$(1,662)	$13,155	$(6,276)	$25,160

(Loss) Earnings per Common Share:
Basic	$(0.06)	$0.47	$(0.22)	$0.89

Diluted	$(0.06)	$0.46	$(0.22)	$0.89

Weighted Average Shares Outstanding:
Basic	28,491	28,171	28,477	28,171

Diluted	28,491	28,396	28,477	28,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net (loss) income	$(1,663)	$13,153	$(6,279)	$25,145

Other comprehensive loss:
Foreign currency translation adjustments	(3,763)	(2,162)	(3,117)	(327)

Other comprehensive loss	(3,763)	(2,162)	(3,117)	(327)

Comprehensive (loss) income	$(5,426)	$10,991	$(9,396)	$24,818

Less: Comprehensive loss attributed to noncontrolling interests	(5)	(2)	(7)	(15)

Comprehensive (loss) income attributable to CVG stockholders	$(5,421)	$10,993	$(9,389)	$24,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury	Additional Paid-In	Retained Earnings (Accum.	Accum. Other	CVG Stockholders’	Non-Controlling	Total
	Shares	Amount	Stock	Capital	Deficit)	Comp. Loss	Equity	Interest
	(Unaudited) (In thousands, except share data)
Balance — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308

Vesting of restricted stock	74,007	1	—	—	—	—	1	—	1
Share-based compensation expense	—	—	—	2,313	—	—	2,313	—	2,313
Comprehensive income:
Net loss	—	—	—	—	(6,276)	—	(6,276)	(3)	(6,279)
Foreign currency translation adjustment	—	—	—	—	—	(3,113)	(3,113)	(4)	(3,117)

Total comprehensive loss	—	—	—	—	—	—	(9,389)	(7)	(9,396)

Balance — June 30, 2013	28,537,486	$291	$(5,264)	$226,135	$(130,953)	$(30,998)	$59,211	$15	$59,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(6,279)	$25,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,524	6,382
Provision for doubtful accounts	1,053	1,283
Noncash amortization of debt financing costs	566	566
Pension plan contributions	(1,509)	(1,977)
Shared-based compensation expense	2,313	2,347
(Gain) loss on sale of assets	(87)	92
Noncash loss (gain) on forward exchange contracts	360	(467)
Change in other operating items	(444)	(24,677)

Net cash provided by operating activities	4,497	8,694

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(7,207)	(6,878)
Proceeds from disposal/sale of property, plant and equipment	17	115
Life insurance premium payments for deferred compensation, other	(648)	(980)

Net cash used in investing activities	(7,838)	(7,743)
Effect of Currency Exchange Rate Changes on Cash	(157)	(1,335)

Net Decrease in Cash	(3,498)	(384)
Cash:
Beginning of period	68,369	87,955

End of period	$64,871	$87,571

Supplemental Cash Flow Information:
Cash paid for interest	$9,968	$9,974

Cash paid for income taxes, net	$1,522	$3,267

Unpaid purchases of property and equipment included in accounts payable	$623	$1,018

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

Revenues and operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected in future operating quarters.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other.” The ASU gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance is effective beginning in fiscal 2013. The Company evaluated indefinite-lived intangibles during the second quarter utilizing the qualitative approach.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210), Disclosures About Offsetting Assets and Liabilities.” The ASU requires entities to disclose information about offsetting and related arrangements to enable financial statement users to understand the effects of those arrangements on their financial position. The requirements of this update are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$293	$—	$293	$—	$419	$—	$419	$—

Derivative liabilities [1]	$235	$—	$235	$—	$1	$—	$1	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$250,625	$250,000	$248,750

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2013.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,537,486 shares issued and outstanding as of June 30, 2013.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2013.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2013 and 2012 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to common stockholders — basic and diluted	$(1,662)	$13,155	$(6,276)	$25,160

Weighted average number of common shares outstanding	28,491	28,171	28,477	28,171
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	—	225	—	213

Dilutive shares outstanding	28,491	28,396	28,477	28,384
Basic (loss) earnings per share	$(0.06)	$0.47	$(0.22)	$0.89

Diluted (loss) earnings per share	$(0.06)	$0.46	$(0.22)	$0.89

For the three and six months ended June 30, 2013, diluted loss per share did not include approximately 0.5 million outstanding stock options and 0.9 million shares of our non-vested restricted stock as the effect would have been antidilutive.

For the three and six months ended June 30, 2012, diluted earnings per share did not include 0.5 million outstanding stock options as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5. Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of June 30, 2013:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2010	404,000	4.1%	3 equal annual installments commencing on October 20, 2011
November 2011	443,250	8.4%	3 equal annual installments commencing on October 20, 2012
November 2012	494,151	8.2%	3 equal annual installments commencing on October 20, 2013

As of June 30, 2013, there was approximately $5.4 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the November 2010 awards, 16 months for the November 2011 awards and 28 months for the November 2012 awards.

The following table summarizes information about the non-vested restricted stock grants as of June 30, 2013:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	908	$10.10
Vested	(74)	11.67
Forfeited	(62)	9.44

Nonvested at June 30, 2013	772	$10.00

As of June 30, 2013, 859,824 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

7. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$51,187	$57,355
Work in process	12,443	13,659
Finished goods	16,001	17,467

	$79,631	$88,481

Inventory quantities on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

8. Goodwill and Intangible Assets

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, utilizing the one-step qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the reporting unit’s fair value is determined to be more likely than not impaired based on the one-step qualitative approach, we then perform a quantitative valuation to estimate the fair value of our reporting unit. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.

Based on the results of the qualitative assessment of the reporting unit’s goodwill performed in the second quarter of 2013, we concluded that the fair value of the reporting unit is more likely than not greater than its carrying value. As such, it was not necessary to conduct the two-step impairment process.

Our intangible assets were comprised of the following (in thousands):

	June 30, 2013				December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,727	$(2,823)	$6,904	23 years	$9,911	$(2,556)	$7,355
Customer relationships	15 years	15,110	(587)	14,523	15 years	15,737	(91)	15,646

		$24,837	$(3,410)	$21,427		$25,648	$(2,647)	$23,001

The aggregate intangible asset amortization expense was approximately $0.4 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $0.8 million and $0.2 million for the six months ended June 30, 2013 and 2012.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2013, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2013	$1,546
2014	$1,531
2015	$1,369
2016	$1,369
2017	$1,369
2018	$1,369

The changes in the carrying amounts of goodwill are as follows (in thousands):

	June 30, 2013	December 31, 2012
Balance — Beginning of the period	$8,986	$—
Additional acquisitions recorded	(39)	9,093
Currency translation adjustment	(501)	(107)

Balance — End of the period	$8,446	$8,986

9. Restructuring Activities

In 2009, we announced the closure of our Norwalk, Ohio facility as a result of Navistar’s decision to insource the cab assembly operations into its existing assembly facility in Escobedo, Mexico. We completed the Norwalk closure as of September 30, 2010.

We estimate that we will record total cash expenditures of approximately $4.2 million, consisting of approximately $1.2 million of severance costs and $3.0 million of facility closure costs. We have incurred cumulative restructuring charges of $3.1 million consisting of approximately $1.0 million of severance costs and $2.1 million of facility closure costs as of June 30, 2013.

A summary of the restructuring liability for the six months ended June 30, 2013 is as follows (in thousands):

	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance — December 31, 2012	$1	$333	$334
Utilizations	—	(70)	(70)

Balance — June 30, 2013	$1	$263	$264

10. Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2013 (in thousands):

Balance — December 31, 2012	$3,239
Additional provisions recorded	1,425
Deduction for payments made	(1,658)
Currency translation adjustment	(21)

Balance — June 30, 2013	$2,985

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2013, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2013, we had no such guarantees.

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

11. Debt

Debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

As of June 30, 2013, we did not have borrowings under the Loan and Security Agreement. In addition, as of June 30, 2013, we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $37.2 million under the Loan and Security Agreement.

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

Terms, Covenants and Compliance Status – The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. Because we had borrowing availability in excess of $10.0 million from December 31, 2012 through June 30, 2013, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2013.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of June 30, 2013.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of June 30, 2013.

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

As of June 30, 2013, we have provided a liability of approximately $0.4 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.1 million accrued for the payment of interest and penalties at June 30, 2013, which was substantially accrued as of December 31, 2012. Accrued interest and penalties are included in the $0.4 million of unrecognized tax benefits.

During the fiscal quarter ended June 30, 2013, we released $0.1 million of tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.2 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

At June 30, 2013, we continued to maintain a full valuation allowance against our net deferred tax assets in specific foreign jurisdictions, which had a multiple year cumulative loss. Due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets primarily in the following foreign jurisdictions: United Kingdom, Luxemburg and Czech Republic. We have also established a valuation allowance for certain state deferred tax amounts where we believe that it is more likely than not that these deferred assets will not be realized before expiring. We will continue to evaluate the need for valuation allowances in each of our jurisdictions.

13. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of June 30, 2013, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	June 30, 2013		December 31, 2012
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$12,138	$12,196	$10,066	$10,484

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract in assessing the fair value of the contracts.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$269	Other current assets	$419
	Other long-term assets	24		—

		$293		$419

	Liability Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$235	Accrued liabilities	$1

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Loss) Gain Recognized in Income on Derivatives	2013	2012	2013	2012
		Amount of Loss Recognized in Income on Derivatives		Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$(619)	$(398)	$(360)	$467

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Service cost	$32	$28	$—	$—	$—	$—
Interest cost	425	451	406	441	8	12
Expected return on plan assets	(551)	(489)	(434)	(399)	—	—
Amortization of prior service cost	—	—	—	—	(31)	(32)
Recognized actuarial loss (gain)	104	93	68	54	(45)	(21)

Net periodic benefit cost	$10	$83	$40	$96	$(68)	$(41)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Service cost	$64	$54	$—	$—	$—	$—
Interest cost	850	904	812	909	16	24
Expected return on plan assets	(1,102)	(978)	(867)	(823)	—	—
Amortization of prior service cost	—	—	—	—	(62)	(64)
Recognized actuarial loss (gain)	208	188	138	108	(82)	(42)

Net periodic benefit cost	$20	$168	$83	$194	$(128)	$(82)

We previously disclosed in our financial statements for the year ended December 31, 2012, that we expect to contribute approximately $2.4 million to our pension plans and our other post-retirement benefit plans in 2013. As of June 30, 2013, approximately $1.5 million of contributions have been made to our pension plans.

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

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The overall weakness in the North American economy and credit markets in 2009 put pressure on the demand for new vehicles in 2009 as reflected in the 42% decline of North American Class 8 production levels from 2008. We believe this general weakness contributed to the reluctance of trucking companies to invest in new truck fleets. In 2010, North American Class 8 production levels increased approximately 30% over the prior year period, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66% from 2010. The North American Class 8 market showed a modest increase to 279,000 in 2012 as production levels increased approximately 9% over 2011. According to a July 2013 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 262,000 in 2013, peak at 301,000 in 2014, decline to 235,000 in 2016 and increase to 295,000 in 2018. We believe the lower market conditions we experienced at the end of 2012, which carried over into the first quarter of 2013 relate to depressed short-term heavy truck build rates. For the second quarter of 2013, Class 8 build rates increased approximately 22% compared to the first quarter of 2013. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion in 2012 to 15.8 trillion in 2018. ACT estimates that the average age of active U.S. Class 8 trucks is 6.5 years in 2013, down slightly from 6.6 years in 2012. The median age of Class 8 trucks the past 25 years has been 5.8 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which continued into the first half of 2012 followed by an overall decline in the market after a lower than expected second half of 2012. This decline in the global construction market continued into the first quarter of 2013. We believe the lower market conditions we experienced at the end of 2012, which carried over into the first half of 2013 relate to depressed short-term construction build rates.

Along with the United States, we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars.

We continuously seek ways to improve our operating performance by lowering costs. These efforts include, but are not limited to, the following:

•	adjusting our hourly and salaried workforce to optimize costs in line with our production levels;

•	sourcing efforts in low-cost regions of the world;

•	consolidating our supply base to improve purchasing leverage;

•	eliminating excess production capacity through the closure and consolidation of manufacturing, warehousing or assembly facilities;

•	improving our manufacturing cost basis by locating production in low-cost regions of the world; and

•	implementing Lean Manufacturing initiatives to improve operating efficiency and product quality.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	88.5	84.6	89.1	84.5

Gross profit	11.5	15.4	10.9	15.5
Selling, general and administrative expenses	10.2	7.6	10.2	7.6
Amortization expense	0.2	—	0.2	0.1

Operating income	1.1	7.8	0.5	7.8
Interest and other expense	2.6	2.1	2.8	2.2

(Loss) Income before (benefit) provision for income taxes	(1.5)	5.7	(2.3)	5.6
(Benefit) Provision for income taxes	(0.7)	0.3	(0.7)	0.4

Net (loss) income	(0.8)	5.4	(1.6)	5.2
Less: Non-controlling interest in subsidiary’s loss	—	—	—	—

Net loss (income) attributable to CVG stockholders	(0.8)%	5.4%	(1.6)%	5.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues decreased approximately $43.8 million, or 18.1%, to $198.9 million in the three months ended June 30, 2013 from $242.7 million in the three months ended June 30, 2012 primarily as a result of the following:

•	fluctuations in orders in the global OEM truck market resulting in approximately $30.2 million of decreased revenues;

•	fluctuations in orders in the global construction market resulting in approximately $18.0 million of decreased revenues; and

•

fluctuations in orders for our military and agriculture end markets resulting in a decrease of approximately $3.6 million of revenues, which was offset by an increase of approximately $8.0 million of revenues in our bus, aftermarket and other end markets.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $29.3 million, or 14.3%, to $176.0 million for the three months ended June 30, 2013 from $205.3 million for the three months ended June 30, 2012. This decrease was primarily driven by a decrease in raw material and purchased components costs of approximately $24.0 million, decrease in wages and benefits costs of approximately $6.1 million and an increase in other overhead costs of approximately $0.8 million.

Gross Profit. Gross profit was approximately $22.9 million for the three months ended June 30, 2013 compared to $37.5 million in the three months ended June 30, 2012, a decrease of approximately $14.6 million. As a percentage of revenues, gross profit was 11.5% for the three months ended June 30, 2013 compared to 15.4% for the three months ended June 30, 2012. This decrease was primarily the result of our inability to reduce our overall costs in proportion to the decrease in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs increased approximately $2.0 million, or 10.8%, to $20.3 million in the three months ended June 30, 2013 from $18.4 million in the three months ended June 30, 2012. This increase was primarily the result of severance, recruitment and relocation expenses of approximately $2.5 million relating to the change in our executive leadership, which was partially offset by a decrease in benefits of approximately $0.5 million.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.4 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. This increase was primarily the result of the increase of our definite lived intangible assets relating to trademarks / tradenames and customer relationships as a result of our acquisitions of Vijayjyot and Daltek in the year ended December 31, 2012.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.2 million, in the three months ended June 30, 2013 and 2012, respectively.

(Benefit) Provision for Income Taxes. An income tax benefit of approximately $1.4 million was recorded for the three months ended June 30, 2013 compared to a tax provision of approximately $0.6 million for the three months ended June 30, 2012. The overall tax benefit for the current quarter was primarily driven by losses generated by our domestic and international locations, applied to an annualized effective tax rate influenced by valuation allowances still in place primarily in the U.K. and Czech Republic. The change in income tax from the prior year’s quarter is attributed to changes in income generated by our U.S. and non-U.S. locations, as well as the release of valuation allowances primarily associated with the U.S. companies in the three months ended June 30, 2013.

Net (Loss) Income. Net loss was $1.7 million in the three months ended June 30, 2013, compared to net income of $13.2 million in the three months ended June 30, 2012. The decrease in net income was primarily a result of the decreased revenues for the three months ended June 30, 2013 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $1 thousand and $2 thousand for the three months ended June 30, 2013 and 2012, respectively, representing the non-controlling interest of our Indian joint venture.

Net (Loss) Income Attributable to CVG Stockholders. Net loss attributable to CVG stockholders was $1.7 million in the three months ended June 30, 2013, compared to net income of $13.2 million in the three months ended June 30, 2012. The decrease was primarily a result of the decreased revenues for the three months ended June 30, 2013 discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues decreased approximately $103.0 million, or 21.5%, to $376.7 million in the six months ended June 30, 2013 from $479.7 million in the six months ended June 30, 2012 primarily as a result of the following:

•	fluctuations in orders in the global OEM truck market resulting in approximately $71.9 million of decreased revenues;

•	fluctuations in orders in the global construction market resulting in approximately $34.1 million of decreased revenues; and

•

fluctuations in orders for our military, aftermarket and agriculture end markets resulting in a decrease of approximately $8.1 million of revenues, which was partially offset by an increase of approximately $11.1 million of revenues in our OEM bus and other end markets.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $69.7 million, or 17.2%, to $335.8 million for the six months ended June 30, 2013 from $405.5 million for the six months ended June 30, 2012. This decrease was primarily driven by a decrease in raw material and purchased components costs of approximately $54.1 million and a decrease in wages and benefits costs of approximately $15.6 million.

Gross Profit. Gross profit was approximately $41.0 million for the six months ended June 30, 2013 compared to $74.2 million in the six months ended June 30, 2012, a decrease of approximately $33.3 million. As a percentage of revenues, gross profit was 10.9% for the six months ended June 30, 2013 compared to 15.5% for the six months ended June 30, 2012. This decrease was primarily the result of our inability to reduce our overall costs in proportion to the decrease in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs increased approximately $1.7 million, or 4.8%, to $38.3 million in the six months ended June 30, 2013 from $36.5 million in the six months ended June 30, 2012. This increase was primarily the result of severance, recruitment and relocation expenses of approximately $2.5 million relating to the change in our executive leadership, which was partially offset by a decrease in benefits of approximately $0.7 million and other expenses of approximately $0.1 million.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.8 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. This increase was primarily the result of the increase of our definite lived intangible assets relating to trademarks / tradenames and customer relationships as a result of our acquisitions of Vijayjyot and Daltek in the year ended December 31, 2012.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $10.6 million and $10.5 million in the six months ended June 30, 2013 and 2012, respectively.

(Benefit) Provision for Income Taxes. An income tax benefit of approximately $2.5 million was recorded for the six months ended June 30, 2013 compared to a tax provision of approximately $1.8 million for the six months ended June 30, 2012. The overall tax benefit year-to-date was primarily driven by losses generated by our domestic and international locations, applied to an annualized effective tax rate influenced by valuation allowances still in place primarily in the U.K. and Czech Republic. The change in income tax from the prior year’s first six months is attributed to changes in income generated by our U.S. and non-U.S. locations, as well as the release of valuation allowances primarily associated with the U.S. companies.

Net (Loss) Income. Net loss was $6.3 million in the six months ended June 30, 2013, compared to net income of $25.1 million in the six months ended June 30, 2012. The decrease in net income was primarily a result of the decreased revenues for the six months ended June 30, 2013 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $3 thousand and $15 thousand for the six months ended June 30, 2013 and 2012, respectively, representing the non-controlling interest of our Indian joint venture.

Net (Loss) Income Attributable to CVG Stockholders. Net loss attributable to CVG stockholders was $6.3 million in the six months ended June 30, 2013, compared to net income of $25.2 million in the six months ended June 30, 2012. The decrease was primarily a result of the decreased revenues for the six months ended June 30, 2013 discussed above.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2013, net cash provided by operations was approximately $4.5 million compared to approximately $8.7 million for the six months ended June 30, 2012. The net cash provided by operations for the six months ended June 30, 2013 compared to the prior year period was primarily a result of our net loss, which was offset by lower working capital requirements due to lower production volumes. Net cash provided for the six months ended June 30, 2012 was primarily a result of higher operating income, which was partially offset by higher working capital requirements due to increase production volumes.

For the six months ended June 30, 2013, we used $7.8 million of cash for investing activities compared to $7.7 million for the six months ended June 30, 2012. The amounts used for investing activities for the six months ended June 30, 2013 and 2012 primarily reflect capital expenditures and life insurance premium payments made during that period.

As of June 30, 2013, cash held by foreign subsidiaries was approximately $18.7 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of June 30, 2013, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have any borrowings under our loan and security agreement as of June 30, 2013, and we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $37.2 million under the loan and security agreement, which is subject to an availability block under certain circumstances.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of June 30, 2013, there was no availability block. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

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

As of June 30, 2013, approximately $5.2 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending June 30, 2013, the applicable margin was set at Level III based on our March 31, 2013 financial statements and compliance certificate.

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

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. Because we had borrowing availability in excess of $10.0 million from March 31, 2013 through June 30, 2013, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2013. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2013.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and

consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2013.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for additional information regarding risk factors that may impact our estimates. Management’s Discussion and Analysis of

Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2013, except for the following:

Goodwill and Intangible Assets – Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, utilizing the one-step qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

If the reporting unit is determined to be more likely than not impaired based on the one-step qualitative approach, we then perform a quantitative valuation to estimate the fair value of our reporting unit. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended June 30, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits:

10.1	Retirement Agreement, dated April 3, 2013, between Mervin Dunn and the Company (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-34366), filed on April 8, 2013).

31.1	Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	Certification by Chad M. Utrup, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: August 2, 2013	By:	/s/ Chad M. Utrup
Chad M. Utrup
Chief Financial Officer (Principal financial and accounting officer and duly authorized officer)