Form 10-Q
period 2013-09-30
Commercial Vehicle Group, Inc.
filed 2013-11-08
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2013 was 28,601,861 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

*	Items not listed are inapplicable.

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$75,062	$68,369
Accounts receivable, net of reserve for doubtful accounts of $2,402 and $3,393, respectively	130,506	114,573
Inventories	81,600	88,481
Deferred income taxes	8,327	8,381
Other current assets	6,396	6,446

Total current assets	301,891	286,250

Property, plant and equipment, net of accumulated depreciation of $119,977 and $117,359, respectively	80,829	83,304
Goodwill	8,124	8,986
Intangible assets, net	20,667	23,001
Deferred income taxes	28,088	23,615
Other assets, net	13,670	14,509

Total assets	$453,269	$439,665

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$73,306	$58,063
Accrued liabilities	46,494	32,869

Total current liabilities	119,800	90,932

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	25,405	28,273
Other long-term liabilities	3,305	4,152

Total liabilities	398,510	373,357

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,601,861 and 28,463,479 shares issued and outstanding, respectively	292	290
Treasury stock purchased from employees; 590,154 shares, respectively	(5,264)	(5,264)
Additional paid-in capital	228,170	223,822
Retained loss	(138,220)	(124,677)
Accumulated other comprehensive loss	(30,232)	(27,885)

Total CVG stockholders’ equity	54,746	66,286
Non-controlling interest	13	22

Total stockholders’ equity	54,759	66,308

Total liabilities and stockholders’ equity	$453,269	$439,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$187,942	$204,824	$564,673	$684,559
Cost of Revenues	169,852	178,419	505,624	583,920

Gross Profit	18,090	26,405	59,049	100,639
Selling, General and Administrative Expenses	21,135	17,445	59,423	53,989
Amortization Expense	383	91	1,196	275

Operating (Loss) Income	(3,428)	8,869	(1,570)	46,375
Interest and Other Expense	5,327	5,342	15,916	15,854

(Loss) Income Before (Benefit) for Income Taxes	(8,755)	3,527	(17,486)	30,521
Benefit for Income Taxes	(1,488)	(26,946)	(3,940)	(25,097)

Net (Loss) Income	(7,267)	30,473	(13,546)	55,618
Less: Non-controlling interest in subsidiary’s loss	0	(28)	(3)	(43)

Net (Loss) Income Attributable to CVG Stockholders	$(7,267)	$30,501	$(13,543)	$55,661

(Loss) Earnings per Common Share:
Basic	$(0.25)	$1.08	$(0.48)	$1.98

Diluted	$(0.25)	$1.07	$(0.48)	$1.96

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net (loss) income	$(7,267)	$30,473	$(13,546)	$55,618

Other comprehensive (loss) income:
Foreign currency translation adjustments	764	2,521	(2,353)	2,194

Other comprehensive (loss) income:	764	2,521	(2,353)	2,194

Comprehensive (loss) income	$(6,503)	$32,994	$(15,899)	$57,812

Less: Comprehensive (loss) income attributed to noncontrolling interests	(2)	57	(9)	42

Comprehensive (loss) income attributable to CVG stockholders	$(6,501)	$32,937	$(15,890)	$57,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Accum. Other Comp. (Loss)	CVG Stockholders’ Equity	Non-controlling Interests	Total
	Shares	Amount	Treasury Stock
	(Unaudited)
	(In thousands, except share data)
BALANCE — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308

Exercise of common stock under stock option and equity incentive plans	6,793	—	—	37	—	—	37	—	37
Vesting of Restricted Stock	131,589	2	—	—	—	—	2	—	2
Share-based compensation expense	—	—	—	4,311	—	—	4,311	—	4,311
Comprehensive income:	—	—	—	—	—	—		—	—
Net loss	—	—	—	—	(13,543)	—	(13,543)	(3)	(13,546)
Foreign currency translation adjustment	—	—	—	—	—	(2,347)	(2,347)	(6)	(2,353)

Total comprehensive loss	—	—	—	—	—	—	(15,890)	(9)	(15,899)

BALANCE — YTD September 30, 2013	28,601,861	$292	$(5,264)	$228,170	$(138,220)	$(30,232)	$54,746	$13	$54,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(13,546)	$55,618
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	15,584	10,000
Provision for doubtful accounts	1,889	1,467
Noncash amortization of debt financing costs	849	849
Pension plan contributions	(2,823)	(2,673)
Shared-based compensation expense	4,311	3,496
Loss/(Gain) on sale of assets	23	(62)
Noncash loss (gain) on forward exchange contracts	351	(773)
Deferred income taxes	(3,822)	(29,211)
Change in other operating items	13,233	(14,406)

Net cash provided by operating activities	16,048	24,305

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,719)	(13,123)
Proceeds from disposal/sale of property, plant and equipment	17	115
Life insurance premium payments for deferred compensation, other	(648)	(981)

Net cash used in investing activities	(10,350)	(13,989)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock under equity incentive plans	37	—

Net cash provided by financing activities	37	—

Effect of Currency Exchange Rate Changes on Cash	958	1,272

Net Increase in Cash	6,693	11,588

Cash:
Beginning of period	68,369	87,955

End of period	$75,062	$99,543

Supplemental Cash Flow Information:
Cash paid for interest	$10,048	$10,036

Cash paid for income taxes, net	$2,240	$3,543

Unpaid purchases of property and equipment included in accounts payable	$919	$682

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

Revenues and operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected in future operating quarters.

2.	Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires companies with an unrecognized tax benefit and a net operating loss carryforward (“NOL”) or similar tax loss or tax credit carryforward in the same jurisdiction to present the unrecognized tax benefit as a reduction of the deferred tax asset rather than a liability when the uncertain tax position would reduce the NOL or other carrforward under the tax law. The provisions of this ASU are effective prospectively for public companies for annual and interim periods beginning December 15, 2013. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s financial statements and does not require additional disclosure.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$260	$—	$260	$—	$419	$—	$419	$—

Derivative liabilities [1]	$193	$—	$193	$—	$1	$—	$1	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$250,000	$250,000	$248,750

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

The Company abandoned certain long-lived assets to fair value in the current quarter, resulting in an impairment charge of $2.7 million reflected in cost of revenues as of September 30, 2013. The impaired assets consisted of $1.3 million of manufacturing equipment no longer in use and $1.4 million of IT systems that was abandoned.

4.	Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,601,861 shares issued and outstanding as of September 30, 2013.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2013.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to common stockholders - basic and diluted	$(7,267)	$30,501	$(13,543)	$55,661

Weighted average number of common shares outstanding	28,563	28,172	28,506	28,171
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	—	289	—	239

Dilutive Shares Outstanding	28,563	28,461	28,506	28,410
Basic (loss) earnings per share	(0.25)	1.08	(0.48)	1.98

Diluted (loss) earnings per share	(0.25)	1.07	(0.48)	1.96

For the three and nine months ended September 30, 2013, diluted loss per share did not include approximately 0.3 million outstanding stock options and 0.8 million shares of our non-vested restricted stock as the effect would have been antidilutive.

For the three and nine months ended September 30, 2012, diluted earnings per share did not include 0.5 million outstanding stock options as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5.	Share-Based Compensation

Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of September 30, 2013:

Grants	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2010	404,000	5.1%	3 equal annual installments commencing on October 20, 2011
November 2011	443,250	10.7%	3 equal annual installments commencing on October 20, 2012
November 2012	494,151	15.2%	3 equal annual installments commencing on October 20, 2013
August 2013	100,000	0.0%	3 equal annual installments commencing on October 20, 2014

As of September 30, 2013, there was approximately $3.2 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the November 2010 awards, 13 months for the November 2011 awards and 25 months for the November 2012 awards, and 36 months for the August 2013 award.

The following table summarizes information about the non-vested restricted stock grants as of September 30, 2013:

		Weighted-Average
	Shares	Grant-Date Fair
	(in thousands)	Value
Nonvested at December 31, 2012	908	$10.10
Granted	100	7.07
Vested	(132)	11.30
Forfeited	(94)	9.34

Nonvested at September 30, 2013	782	$9.60

As of September 30, 2013, 1,027,685 of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$53,030	$57,355
Work in process	11,789	13,659
Finished goods	16,781	17,467

	$81,600	$88,481

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

Our intangible assets were comprised of the following (in thousands):

	September 30, 2013				December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,728	($2,954)	$6,774	23 years	$9,911	$(2,556)	$7,355
Customer relationships	15 years	14,708	(815)	13,893	15 years	15,737	(91)	15,646

		$24,436	($3,769)	$20,667		$25,648	$(2,647)	$23,001

The aggregate intangible asset amortization expense was approximately $0.4 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $1.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2013, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2013	$1,504
2014	$1,496
2015	$1,343
2016	$1,343
2017	$1,343
2018	$1,343

The changes in the carrying amounts of goodwill are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Balance - Beginning of the period	$8,986	$—
Additional acquisitions recorded	(39)	9,093
Currency translation adjustment	(823)	(107)

Balance - End of the period	$8,124	$8,986

9.	Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors, and specific known claims. The following represents a summary of the warranty provision for the nine months ended September 30, 2013 (in thousands):

Balance — December 31, 2012	$3,239
Additional provisions recorded	3,338
Deduction for payments made	(2,699)
Currency translation adjustment	4

Balance — September 30, 2013	$3,882

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2013, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2013, we had no such guarantees.

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

As of September 30, 2013, we did not have borrowings under the Loan and Security Agreement. In addition, as of September 30, 2013, we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $27.2 million under the Loan and Security Agreement.

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

We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fees are (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Terms, Covenants and Compliance Status – The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days. Because we had borrowing availability in excess of $10.0 million from August 1, 2013 through September 30, 2013, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2013.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of September 30, 2013.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of September 30, 2013.

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

As of September 30, 2013, we have provided a liability of approximately $0.2 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.1 million accrued for the payment of interest and penalties at September 30, 2013, which was substantially accrued as of December 31, 2012. Accrued interest and penalties are included in the $0.2 million of unrecognized tax benefits.

During the fiscal quarter ended September 30, 2013, we released $0.2 million of tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.2 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

At the beginning of 2012 the Company maintained a full valuation allowance against our deferred tax assets, except for certain state and international taxing jurisdictions which did not have a multiple year cumulative loss. During the fiscal quarter ended September 30, 2012, after review of all positive and negative evidence, we determined that it was appropriate to release the entire $53.5 million of valuation allowances associated with the U.S. federal and state deferred tax assets existing at December 31, 2011.

At September 30, 2013, we continued to maintain a full valuation allowance against our net deferred tax assets in specific foreign jurisdictions, which had a multiple year cumulative loss. Due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets primarily in the following foreign jurisdictions: United Kingdom, Luxemburg and Czech Republic. We have also established a valuation allowance for certain state deferred tax amounts where we believe that it is more likely than not that these deferred assets will not be realized before expiring. We will continue to evaluate the need for valuation allowances in each of our jurisdictions.

For the nine months ending September 30, 2013, the tax provision was calculated on an actual, year-to-date method as opposed to an annualized method as described in FIN 18. The facts that a financial loss was forecasted for the full year and a negative tax rate was calculated on an annualized basis are two factors that both FIN 18 and ASC 740 site that could produce an unreasonable annualized rate to use in interim tax provision calculations. Although we have historically followed the FIN 18 annualized method to calculate interim tax provisions, we believe that using the actual method to calculate the tax provision in Q3, provides a more realistic tax provision for the quarter.

12.	Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of September 30, 2013, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	September 30, 2013		December 31, 2012
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$14,962	$15,029	$10,066	$10,484

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract in assessing the fair value of the contracts.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$239	Other current assets	$419
	Other long-term assets	21		0

		$260		$419

	Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$193	Accrued liabilities	$1

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives		Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$9	$306	$(352)	$773

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Service cost	$22	$29	$—	$—	$—	$—
Interest cost	427	449	476	496	7	12
Expected return on plan assets	(550)	(489)	(503)	(456)	—	—
Amortization of prior service cost	—	—	—	—	(30)	(32)
Recognized actuarial loss (gain)	107	92	83	59	(39)	(22)

Net periodic benefit cost	$6	$81	$56	$99	$(62)	$(42)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Service cost	$86	$83	$—	$—	$—	$—
Interest cost	1,277	1,353	1,288	1,405	23	36
Expected return on plan assets	(1,652)	(1,467)	(1,370)	(1,279)	—	—
Amortization of prior service cost	—	—	—	—	(92)	(96)
Recognized actuarial loss (gain)	315	280	221	167	(121)	(64)

Net periodic benefit cost	$26	$249	$139	$293	$(190)	$(124)

For the nine months ended September 30, 2013, approximately $2.8 million of contributions have been made to our pension plans, and we anticipate full year 2013 contributions of $3.1 million.

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

We are differentiated from suppliers to the automotive industry by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe that we have the leading position in several of our major markets and in the North American commercial vehicle market we can offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck and certain leading global construction original equipment manufacturers (“OEM”), which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market showed a modest increase to 279,000 in 2012 as production levels increased approximately 9% over 2011. According to an October 2013 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 252,000 in 2013, increase to 281,000 in 2014, peak at 294,000 in 2015 and decline to 285,000 in 2018. For the third quarter of 2013, Class 8 build rates decreased approximately 4% compared to the second quarter of 2013. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 13.9 trillion in 2012 to 17.7 trillion in 2018. ACT estimates that the average age of active U.S. Class 8 trucks is 6.5 years in 2013, down slightly from 6.6 years in 2012. The median age of Class 8 trucks during the past 25 years has been 5.8 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced. We believe the lower market conditions we experienced in the first three quarters of 2013 relate to depressed heavy truck build rates, which we expect to continue for the remainder of 2013. Some of our customers advised us of their intention to take production out of their schedules by the end of the year, which may have a negative impact on our results for the fourth quarter.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. During 2009, we experienced a significant decline in global construction equipment production levels as a result of the global economic downturn and related reduction in new equipment orders. During 2010 and 2011, the global construction market showed signs of recovery, which continued into the first half of 2012 followed by an overall decline in the market after a lower than expected second half of 2012. This decline in the global construction market continued into the first three quarters of 2013. We believe the lower market conditions we experienced at the end of 2012, which carried over into the first three quarters of 2013 relate to depressed construction build rates.

Along with the United States, we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars.

We are evaluating ways to improve our operating performance. These efforts include, but are not limited to, the following:

•	engaging a third party consultant in the third quarter of 2013 in the development of opportunities for cost savings, opportunities for improvements to our manufacturing capacity utilization and strategies to enhance our product portfolio and market penetration;

•	rightsizing our administrative staff and adjusting our hourly and salaried workforce to optimize costs in line with our production levels;

•	sourcing efforts in low-cost regions of the world and improving our manufacturing cost basis by locating production in low-cost regions of the world;

•	implementing lean manufacturing initiatives to improve operating efficiency and product quality as well as on-going value engineering to continuously drive cost savings;

•	consolidating our supply base to improve purchasing leverage;

•	eliminating excess production capacity through the closure and consolidation of manufacturing, warehousing or assembly facilities;

In addition, we intend to focus on expanding our business in the construction equipment segment and in the world’s emerging markets.

Although OEM demand for our products is directly correlated with new vehicle production, we also have the opportunity to grow through increasing our product content per vehicle through cross selling and bundling of products. We also intend to develop and execute initiatives to enhance our product innovation and design and launch capabilities. We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins at least one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	90.4	87.1	89.5	85.3

Gross profit	9.6	12.9	10.5	14.7
Selling, general and administrative expenses	11.2	8.5	10.5	7.9
Amortization expense	0.2	0.0	0.2	0.0

Operating (loss) income	(1.8)	4.3	(0.2)	6.8
Interest and other expense	2.8	2.6	2.8	2.3

(Loss) Income before benefit for income taxes	(4.6)	1.7	(3.0)	4.5
Benefit for income taxes	(0.8)	(13.2)	(0.7)	(3.7)

Net (loss) income	(3.8)	14.9	(2.3)	8.1
Less: Non-controlling interest in subsidiary’s loss	0.0	(0.0)	(0.0)	(0.0)

Net (loss) income attributable to CVG stockholders	(3.8)%	14.9%	(2.3)%	8.1%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues decreased approximately $16.9 million, or 8.2%, to $187.9 million in the three months ended September 30, 2013 from $204.8 million in the three months ended September 30, 2012 primarily as a result of the following:

•	reductions in orders in the global OEM truck market resulting in approximately $15.5 million of decreased revenues;

•	reductions in orders in the global construction market resulting in approximately $8.7 million of decreased revenues; and

•	reductions in orders for our military and agriculture end markets resulting in a decrease of approximately $4.5 million of revenues, which was offset by an increase of approximately $11.8 million of revenues in our bus, aftermarket and other end markets, as well as $5.3 million of incremental revenues from the Daltek and Vijayjyot acquisitions.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $8.6 million, or 4.8%, to $169.9 million for the three months ended September 30, 2013 from $178.4 million for the three months ended September 30, 2012 Included in the cost of revenues for the three months ended September 30, 2013 were charges of $0.2 million related to employee separations and $1.3 million for fixed asset impairments associated with manufacturing equipment no longer in use and $1.4 million for fixed asset impairments associated with IT systems abandoned, which were offset by a decrease in raw material and purchased components costs of approximately $6.5 million, decrease in wages and benefits costs of approximately $3.4 million, and a decrease in other overhead costs of approximately $1.5 million.

Gross Profit. Gross profit was approximately $18.1 million for the three months ended September 30, 2013 compared to $26.4 million in the three months ended September 30, 2012, a decrease of approximately $8.3 million. As a percentage of revenues, gross profit was 9.6% for the three months ended September 30, 2013 compared to 12.9% for the three months ended September 30, 2012. This decrease was primarily the result of the volume decline and charges noted above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, consulting, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs increased approximately $3.7 million, or 21.2%, to $21.1 million in the three months ended September 30, 2013 from $17.4 million in the three months ended September 30, 2012. This increase was primarily the result of consulting related expenses of approximately $2.8 million to assist in the development of certain short- term and long-term business strategies and cost savings initiatives and employee separation expenses of approximately $1.6 million related to organizational changes during the period, partially offset by a decrease in discretionary spending of approximately $0.7 million.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $0.4 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. This increase was primarily the result of the increase of our definite lived intangible assets relating to trademarks / tradenames and customer relationships as a result of our acquisitions of Vijayjyot and Daltek, which occurred during the fourth quarter of 2012.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.3 million, in the three months ended September 30, 2013 and 2012, respectively.

Benefit for Income Taxes. An income tax benefit of approximately $1.5 million was recorded for the three months ended September 30, 2013 compared to a tax benefit of approximately $26.9 million for the three months ended September 30, 2012. The overall tax benefit for the current quarter was primarily driven by losses generated by our domestic and international locations, and subject to valuation allowances still in place primarily in the U.K. and Czech Republic. The change in income tax from the prior year’s quarter is attributed to changes in income generated by our U.S. and non-U.S. locations, as well as the release of valuation allowances primarily associated with the U.S. companies in the three months ended September 30, 2012.

Non-controlling Interest in Subsidiary’s Loss. Included in net (loss) income is $0 and a loss of approximately $28 thousand for the three months ended September 30, 2013 and 2012, respectively, representing the non-controlling interest of our Indian joint venture.

Net (Loss) Income Attributable to CVG Stockholders. Net loss was $7.3 million in the three months ended September 30, 2013, compared to net income of $30.5 million in the three months ended September 30, 2012. The decrease in net income was primarily a result of the decreased revenues for the three months ended September 30, 2013 as well as the items noted above in Cost of Revenues and Selling, General and Administrative Expenses and the change in Benefit for Income Taxes discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Revenues decreased approximately $119.9 million, or 17.5%, to $564.7 million in the nine months ended September 30, 2013 from $684.6 million in the nine months ended September 30, 2012 primarily as a result of the following:

•	reductions in orders in the global OEM truck market resulting in approximately $85.6 million of decreased revenues;

•	reductions in orders in the global construction market resulting in approximately $42.8 million of decreased revenues; and

•	reductions in orders for our military, aftermarket and agriculture end markets resulting in a decrease of approximately $13.9 million of revenues, which was partially offset by an increase of approximately $22.4 million of revenues in our OEM bus and other end markets, as well $16.0 million of incremental revenues from the Daltek and Vijayjyot acquisitions.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $78.3 million, or 13.4%, to $505.6 million for the nine months ended September 30, 2013 from $583.9 million for the nine months ended September 30, 2012. Included in the cost of revenues for the nine months ended September 30, 2013 were charges of $0.2 million related to employee separations and $1.3 million for fixed asset impairments associated with manufacturing equipment no longer in use and $1.4 million for fixed asset impairments associated with IT systems abandoned, which were offset by a decrease in raw material and purchased components costs of approximately $62.4 million, decrease in wages and benefits costs of approximately $19.0 million, partially offset by an increase in other overhead costs of approximately $0.2 million.

Gross Profit. Gross profit was approximately $59.0 million for the nine months ended September 30, 2013 compared to $100.6 million in the nine months ended September 30, 2012, a decrease of approximately $41.6 million. As a percentage of revenues, gross profit was 10.5% for the nine months ended September 30, 2013 compared to 14.7% for the nine months ended September 30, 2012. This decrease was primarily the result of the volume decline and charges noted above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, consulting, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs increased approximately $5.4 million, or 10.1%, to $59.4 million in the nine months ended September 30, 2013 from $54.0 million in the nine months ended September 30, 2012. This increase was primarily the result of an increase in severance, recruitment and relocation expenses of approximately $2.5 million relating to the change in our executive leadership, an increase of approximately $2.8 million of consulting related expenses primarily to assist in the development of certain short- and long-term business strategies and cost savings initiatives, and employee separation expenses of approximately $1.6 million related to organizational changes during the period, partially offset by a decrease in discretionary spending of approximately $1.5 million.

Amortization Expense. Amortization expense on our definite-lived intangible assets was approximately $1.2 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. This increase was primarily the result of the increase of our definite lived intangible assets relating to trademarks / tradenames and customer relationships as a result of our acquisitions of Vijayjyot and Daltek in the year ended December 31, 2012.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $15.9 million in the nine months ended September 30, 2013 and 2012, respectively.

Benefit for Income Taxes. An income tax benefit of approximately $3.9 million was recorded for the nine months ended September 30, 2013 compared to an income tax benefit of approximately $25.1 million for the nine months ended September 30, 2012. The overall tax benefit year-to-date was primarily driven by losses generated by our domestic and international locations, and subject to valuation allowances still in place primarily in the U.K. and Czech Republic. The change in income tax from the prior year’s first nine months is attributed to changes in income generated by our U.S. and non-U.S. locations, as well as the release of valuation allowances primarily associated with the U.S. companies.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $3 thousand and $43 thousand for the nine months ended September 30, 2013 and 2012, respectively, representing the non-controlling interest of our Indian joint venture.

Net (Loss) Income Attributable to CVG Stockholders. Net loss was $13.5 million in the nine months ended September 30, 2013, compared to net income of $55.7 million in the nine months ended September 30, 2012. The decrease in net income was primarily a result of the decreased revenues for the nine months ended September 30, 2013 as well as the items noted above in Cost of Revenues and Selling, General and Administrative Expenses and the change in Benefit for Income Taxes discussed above.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2013, net cash provided by operations was approximately $16.3 million compared to approximately $24.3 million for the nine months ended September 30, 2012. The change in net cash provided by operations for the nine months ended September 30, 2013 compared to the prior year period was primarily a result of our net loss and reduced working capital. Net cash provided for the nine months ended September 30, 2012 was primarily a result of increased operating income, which was partially offset by higher inventory as production volumes increased.

For the nine months ended September 30, 2013, we used approximately $10.4 million of cash for investing activities compared to approximately $14.0 million for the nine months ended September 30, 2012. The amounts used for investing activities for the nine months ended September 30, 2013 and 2012 primarily reflect capital expenditures and life insurance premium payments made during that period.

For the nine months ended September 30, 2013, cash from financing activities remained relatively flat.

As of September 30, 2013, cash held by foreign subsidiaries was approximately $18.5 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of September 30, 2013, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have any borrowings under our loan and security agreement as of September 30, 2013, and we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $27.2 million under the loan and security agreement, which is subject to an availability block under certain circumstances.

Revolving Credit Facility

On January 7, 2009, we and certain of our direct and indirect U.S. subsidiaries, as borrowers (the “borrowers”), entered into a loan and security agreement with Bank of America, N.A., as agent and lender, which provided for a three-year asset-based revolving credit facility (as amended, the “revolving credit facility”) with an aggregate principal amount of up to $37.5 million (after giving effect to a second amendment to our loan and security agreement entered into on August 4, 2009), which was subject to an availability block. On April 26, 2011, we entered into an amendment and restatement to the loan and security agreement governing the revolving credit facility (as so amended and restated, the “Loan and Security Agreement”) which, among other things, extended the maturity of the revolving credit facility to April 26, 2014, increased the revolving commitment to $40.0 million and revised the availability block to equal the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. As of September 30, 2013, there was no availability block. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

In connection with the amendment and restatement of the Loan and Security Agreement on April 26, 2011, we issued $250.0 million aggregate principal amount of 7.875% notes pursuant to a new indenture (as discussed below). We used the net proceeds from the offering of the 7.875% notes to repay all outstanding indebtedness under our loan and security agreement, to fund the repurchase of approximately $94.9 million of our 8% Senior Notes due 2013 (the “8% notes”) and approximately $48.0 million of our 11%/ 13% Third Lien Senior Secured Notes due 2013 (the “third lien notes”) and to pay related fees and expenses.

As of September 30, 2013, approximately $4.9 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the life of the agreements.

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

The applicable margin shall be subject to increase or decrease following receipt by the agent of the financial statements and corresponding compliance certificate for each fiscal quarter. If the financial statements or corresponding compliance certificate are not timely delivered, then the highest rate shall be applicable until the first day of the calendar month following actual receipt. Until receipt by the agent of the financial statements and corresponding compliance certificate for the fiscal quarter ending September 30, 2013, the applicable margin was set at Level III based on our June 30, 2013 financial statements and compliance certificate.

We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. Currently, the unused commitment fees are (i) .500% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is equal to or greater than 50% of the revolver commitments or (ii) .375% per annum times the unused commitment during any fiscal quarter in which the aggregate average daily unused commitment is less than 50% of the revolver commitments.

Terms, Covenants and Compliance Status

The Loan and Security Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of our fiscal quarters. We are not required to comply with the fixed charge coverage ratio requirement for as long as we maintain at least $10.0 million of borrowing availability under the revolving credit facility. Because we had borrowing availability in excess of $10.0 million from August 1, 2013 through September 30, 2013, we were not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2013. If borrowing availability is less than $10.0 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.1:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $10.0 million or greater for 60 consecutive days.

The Loan and Security Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. In addition, subject to certain exceptions, the revolving credit facility does not permit the borrowers and their subsidiaries to pay dividends or make other distributions on any equity interests or to purchase or redeem any equity interests other than: (i) upstream payments to a borrower or a subsidiary of a borrower, (ii) the cashless exercise of options and warrants, (iii) the retirement of fractional shares and (iv) repurchases of equity interests deemed to occur in connection with the surrender of shares of equity interests to satisfy tax withholding obligations, subject to certain limitations. The revolving credit facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2013.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/ leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2013.

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

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Loan and Security Agreement may be affected in the future by economic or business conditions beyond our control. As of September 30, 2013, we were in compliance with our financial covenants, however, no assurances can be given that we will be able to comply with these in the future.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A — Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for additional information regarding risk factors that may impact our estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, describe the significant accounting policies and estimates used in preparation of the consolidated financial statements. There have been no significant changes in our critical accounting estimates during the three months ended September 30, 2013.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, customers’ production schedules, cost savings initiatives, business initiatives, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company’s ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, construction, aftermarket, military, bus, agriculture and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company’s customers or on its business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (ix) the Company’s ability to comply with the financial covenants in its revolving credit facility; (x) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; and (xi) various other risks as outlined under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for fiscal year ending December 31, 2012. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended September 30, 2013 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits:

10.1	Offer letter, dated September 27, 2013, to C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 30, 2013).

10.2	Separation Agreement, dated as of August 27, 2013, between the Company and Gerald L. Armstrong (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 30, 2013).

10.3	Employment Agreement, dated as of August 14, 2013, between the Company and Richard P. Lavin (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on August 20, 2013).

31.1	Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	Certification by C. Timothy Trenary, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: November 8, 2013	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal financial and accounting officer and duly authorized officer)