Form 10-K
period 2013-12-31
Commercial Vehicle Group, Inc.
filed 2014-03-17
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2013, was $234,387,690.

As of March 14, 2014, 29,717,553, shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 15, 2014 (the “2014 Proxy Statement”).

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

Overview

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The Company (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium-and heavy-construction vehicle markets, the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational (ATV/UTV) markets.

The Company has manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, China, India and the Asia/Pacific regions. To a lesser extent, the Company also derives revenue from South and Central America, the Middle East and Africa.

Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), cab structures and components, interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We offer complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, exterior trim, flooring, wire harnesses, panel assemblies and other structural components. Our products are used by a large number of the North American heavy truck, certain leading global medium/heavy-construction original equipment manufacturers (“OEMs”), and off-road recreational vehicle manufacturers which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs and our customers’ inventory levels and production rates.

New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. In 2010, North American Class 8 production levels increased approximately 30 percent over 2009, indicating a recovery in the heavy truck market. This recovery continued into 2011 as North American Class 8 production levels increased approximately 66 percent from 2010. The North American Class 8 market showed a modest increase in 2012 as production levels increased approximately 9 percent over 2011. According to a January 2014 report by ACT Research, a publisher of industry market research, North American Class 8 production levels in 2013 decreased to 245,496 units from 278,720 in 2012. ACT anticipates production will peak at 290,000 units in 2015 and decline to 285,000 in 2018. We believe the demand for new North American Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles.

New commercial vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the global construction equipment market, there are two classes of construction equipment, the medium/heavy equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, water infrastructure, harbors, hospitals, airports, non-residential building and industrial development, as well as activity in the mining, resource extraction, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller-scale developments and projects. Our construction equipment products are primarily used in the medium/heavy construction equipment markets, with a growing emphasis on light and utility machines. The platforms that we currently participate in include: cranes, pavers, planers & profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, trucks and compactors. Following a strong 2011, the global construction market continued to improve in the first half of 2012. During the second half of 2012 OEMs responded to softer demand by reducing dealer and channel inventories which negatively impacted their production schedules. In 2013, the global construction market increased by 7 percent. We experienced a decline in our 2013 global construction revenues when compared to 2012, principally due to customer destocking and overall industry declines in all regions we serve. According to Millmark Associates, the global construction equipment market is expected to increase moderately in 2014.

Industry

Within the commercial vehicle industry, we sell our products primarily to the global OEM truck market (approximately 46% of our 2013 revenues), the global construction OEM market (approximately 21% of our 2013 revenues), the military market (approximately 2% of our 2013 revenues) and the aftermarket and original equipment service organizations (approximately 15% of our 2013 revenues). The majority of the remaining 16% of our 2013 revenues was derived from other global commercial vehicle and specialty markets.

Commercial Vehicle Supply Market Overview

Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, general industrial, municipal, off-road recreation (ATV and UTV) and specialty vehicle markets, (e.g., fire and refuse removal vehicles). The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) “aftermarket” sales, in which products are sold as replacements in varying quantities to a wide range of original equipment service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers — “Tier 1” suppliers (similar to our company), that provide products directly to OEMs, and “Tier 2” or “Tier 3” suppliers, that sell products principally to other suppliers for integration into those suppliers’ own product offerings.

Our largest end market, the North American commercial truck industry, is supplied by heavy- and medium-duty commercial vehicle suppliers, as well as automotive suppliers. The commercial vehicle supplier industry is fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes and can have considerable barriers to entry, including the following:, (1) specific technical and manufacturing requirements, (2) high transition costs to shift production to new suppliers, (3) just-in-time delivery requirements and (4) strong brand name recognition. Foreign competition is growing with the globalization of the world economy.

Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us can grow by increasing sales through the cross selling and bundling of products, further penetrating existing customers’ businesses, gaining new customers, expanding into new geographic markets, developing new products to meet changing customer needs and by increasing aftermarket sales. We believe that companies with a global presence, advanced technology, engineering and manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.

North American Commercial Truck Market

Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows commercial vehicle production levels from 2009 through 2013 in North America:

	2009	2010	2011	2012	2013
	(Thousands of units)
Class 8 heavy trucks	118	154	255	279	245
Class 5-7 light and medium-duty trucks	98	118	167	189	153

Total	216	272	422	468	398

Source: ACT N.A. Commercial Vehicle OUTLOOK (January 2014).

The following describes the major markets within the commercial vehicle market in which we compete:

Class 8 Truck Market

The global Class 8 or heavy truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 / heavy truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization of Class 8 trucks to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements.

In 2010, North American Class 8 production levels increased approximately 30% over the prior-year period. We believe that the increase from 2009 to 2010 was a result of the strengthening in the North American economy and corresponding increase in the need for commercial vehicles to haul freight tonnage in North America. The strengthening in the North American economy continued into 2011 and 2012 as North American Class 8 production levels increased approximately 9% over 2011. According to ACT, unit production for 2013 decreased 12% from 2012 levels to 245,496 units. ACT estimates 2014 Class 8 truck production in North America to be 275,000 units.

The following table illustrates North American Class 8 truck build for the years 2011 to 2018:

North American Class 8 Truck Build Rates

(In thousands)

“E” — Estimated

Source: ACT Commercial Vehicle OUTLOOK (January 2014).

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

Truck Replacement Cycle and Fleet Aging.    The average age of active Class 8 trucks is approximately 6.6 years in 2013. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. We believe that during the recent economic downturn, and following the 2006 pre-buy overbuild, vehicle mileage was reduced disproportionately to chronological age of heavy trucks based on less utilization and may influence future builds over the next several years. The chart below illustrates the approximate average age of active U.S. Class 8 trucks:

Average Age of Active U.S. Class 8 Trucks

(In years)

“E” — Estimated

Source: ACT N.A. Commercial Vehicle OUTLOOK (January 2014).

Commercial Truck Aftermarket

Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Aftermarket sales tend to be at a higher margin, as truck component suppliers are able to leverage their already established fixed cost base and exert moderate pricing power with their replacement parts. The recurring nature of aftermarket revenue can be expected to provide some insulation to the overall cyclical nature of the industry, as it tends to provide a more stable stream of revenues. Brand equity and the extent of a company’s distribution network also contribute to the level of aftermarket sales. CVG has a widely recognized brand portfolio and participates in most retail sales channels including Original Equipment Dealer networks and independent distributors.

Commercial Construction Vehicle Market

New vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment markets: the medium/heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. Demand in the light construction equipment market is typically related to certain economic conditions such as the level of housing construction and other smaller scale developments and projects. Our products are primarily used in the medium/heavy construction equipment market. During 2010 and 2011, the global construction market showed signs of recovery following a significant decline in 2009. That recovery continued into the first half of 2012 followed by an overall decline in the market and a lower than expected build rate in the second half of 2012. The global construction market experienced a pickup in 2013 of seven percent. According to a January 2014 report by Millmark Associates, a publisher of industry market research, global production units in the construction market for the primary products we market (pavers, dozers, excavators, graders, skid steers, compactors and loaders), experienced a modest increase of two percent in 2013 and are expected to increase from approximately 1.5 million units in 2014 to 1.8 million in 2018. We, however, did not benefit from the 2013 construction growth due to destocking and industry declines experienced in all regions we serve. The chart below illustrates the continued estimated growth in the global construction market for the products in which we market from 2011 to 2018:

“E” — Estimated

Source: Millmark Global Equipment Production (January 2014).

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

Military Equipment Market

We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Sales and production of these vehicles can be influenced by overall defense spending both by the U.S. government and foreign governments and the presence of military conflicts and potential military conflicts throughout the world. Demand for these vehicles has declined as a result of the United States’ reduced role in the conflicts in Iraq and Afghanistan and defense budget reductions and sequestration that have resulted in lower demand for tactical wheeled vehicles. Military equipment will continue to be a volatile end market and given current political and governmental budgetary considerations, we do not anticipate it will improve significantly in the near term.

Agricultural Equipment Market

We market and sell most of our full range of products for small, medium and large agricultural equipment across a spectrum of machines including tractors, sprayers, bailers, farm telehandler equipment and harvesters. Sales and production of these vehicles can be influenced by rising or falling farm commodity prices, land values, profitability and balance sheet health of farms, and other factors such as increased mechanization in emerging economies, new uses for crop materials such as biofuels and other factors. In the medium to longer term, a combination of factors create the need for more productive agricultural equipment, such as: (1) population growth, (2) an evolving sophistication of dietary habits, (3) constraints on arable land and other macroeconomic and demographic factors.

Commercial Vehicle Industry Trends

Our performance and growth opportunities are related to trends in the commercial vehicle market including globalization, operator retention, operator comfort and safety. These trends include among others:

Globalization of Suppliers.    Commercial vehicle OEMs manufacture and sell their products in various geographic markets around the world. Having operations in the geographic markets in which OEMs produce their global platforms enables suppliers to meet OEMs’ needs more economically and more efficiently.

Increasing Global Competition.    Increased global competition is becoming a factor for suppliers in the North American market as manufacturers outside the United States begin to develop opportunities to increase sales through the penetration of the U.S. heavy-truck and construction markets.

Shift of Design, Engineering and Research and Development to Suppliers.    OEMs are focusing their efforts on brand development and overall vehicle design, instead of the design of individual vehicle systems. OEMs are increasingly looking to their suppliers to provide suggestions for new products, designs, engineering developments and manufacturing processes. As a result, strategic suppliers are gaining increased access to confidential planning information regarding OEMs’ future vehicle designs and manufacturing processes. Strategic suppliers with the capability to design and engineer systems have a greater opportunity to increase their percentage of vehicle content.

Broad Manufacturing Capabilities.    OEMs are seeking suppliers to manufacture or assemble systems and products utilizing alternative materials and processes in order to meet their demand for customized styling, performance or cost requirements. In addition, while OEMs seek to differentiate their vehicles through the introduction of innovative features, suppliers are proactively developing new products and manufacturing capabilities and processes to meet OEMs’ requirements.

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

Competitive Strengths

Our competitive strengths include, but are not limited to, the following:

Market Positions and Brands.    We believe we are a leading supplier of seating systems and soft interior trim products, one of a few non-captive manufacturers of structural components and body systems (which can include cab body assemblies) for the North American commercial vehicle heavy truck market and one of the largest global suppliers of medium/heavy construction vehicle seating systems. Our strong position in the North American truck business leads us to believe we have processes in place to design, manufacture and introduce products that meet customers’ expectations in that market. Our major product brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, ComforTEK®, FlameTEK™, FinishTEK™ and Mayflower®.

Comprehensive Cab Product and Cab System Solutions.    We manufacture a broad base of products, utilized in the interior and the exterior of a commercial vehicle cab. We also utilize a variety of different processes, such as urethane molding, injection molding, large composite molding, thermoforming and vacuum forming, which enable us to meet each customer’s unique styling and cost requirements. We believe the breadth of our product offerings provide us with a potential opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

End-User Focused Product Innovation.    We believe that commercial vehicle market OEMs continue to focus on interior and exterior product design features that better serve the vehicle operator, and therefore seek suppliers that can provide product innovation. In response, we have built an engineering and research and development organization to assist OEMs in meeting those needs. We believe this helps us secure content on new as well as current platforms and models.

Flexible Manufacturing Capabilities.    Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our end users frequently request modified products in low volumes within a limited time frame. We have a variable cost structure and can efficiently leverage our flexible manufacturing capabilities to provide low volume, customized products to meet each customer’s styling, cost and just-in-time delivery requirements. We manufacture or assemble our products at facilities in North America, Europe, Asia and Australia.

Global Capabilities.    Because many of our customers manufacture and sell their products on a global basis, we believe we have a competitive advantage through dedicated sales, engineering, manufacturing and assembly capabilities on a global basis. We have these capabilities to support our customers in North America, Europe, China, India and Australia.

Relationships with Leading Customers and Major North American Fleets.    Because of our comprehensive product offerings, brand names and product features, we believe we are a long-term global supplier to many of the leading heavy truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, Navistar, Daimler Trucks, Deere & Co., Oshkosh Corporation, Komatsu and Škoda (which is part of the Volkswagen Group). In addition, through our sales and engineering teams, we maintain active relationships with the major heavy-duty truck fleet organizations that are end-users of our products such as Schneider National, Werner, Walmart, FedEx and JB Hunt.

Barriers to Entry.    Barriers to entry including investment and specific engineering requirements, transition costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and brand name recognition.

Proven Management Team.    We believe that our management team has substantial depth of knowledge and expertise in critical operational areas and has demonstrated success in reducing costs, improving processes and expanding revenue through product, market and customer diversification.

Corporate Strategy

Our primary strategies are as follows:

Geographic Diversification.    To reduce our dependence on the cyclical North American Class 8 heavy-truck market, we may selectively pursue strategic acquisitions or develop new business operations in geographic areas outside the United States. We have sought and continue to seek new and independent growth opportunities through marketing and business development activities with local producers in existing and new markets outside the United States. We believe that our larger growth opportunity is based on the development of end markets outside the mature North American market, principally in Asia. We are specifically targeting the Chinese construction, truck and agriculture end markets and have established a [production and research and development facility] in Shanghai to address the needs of multi-national construction equipment manufacturers operating there. While we intend to continue examining acquisition candidates that meet our strategic growth criteria, we currently anticipate more focus will be placed on our organic growth opportunities and global expansion plans.

End Market Diversification.    To reduce our dependence on our current number of product lines, we intend to continue to diversify our product lines and offerings through a combination of acquisitions and engineering and research and development activities. We have recently added capabilities in the application of customized industrial hydrographic films, paints and other interior and exterior finishes for recreational (ATV/UTV) markets, and in the passenger, school and coach bus end markets through acquisitions. In addition, we have developed several new products including the GSX range of global, modular seating for global heavy truck applications; molded thermally and acoustically efficient flooring; blast-resistant seats and fire-resistant interior trim materials for military applications; and impact resistant cladding for medium-duty trucks and vans. We believe we have an opportunity to leverage our expertise with construction and agriculture products into stronger organic growth in North America. We are focused on securing additional sales from our existing customer base, and we actively cross-market a diverse portfolio of products to our customers to increase our content on the vehicles manufactured by OEMs.

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

Capitalize on Operating Leverage.    We continuously seek ways to lower costs, enhance product quality and improve manufacturing efficiencies, and we continue to utilize our Lean Manufacturing CVG Operating System (“CVGOS”) philosophy. We intend to continue to develop and implement operating excellence programs that will drive best practices, improve productivity, maximize efficiencies and improve quality in every one of our manufacturing facilities world-wide. To optimize our manufacturing capacity and operating margins, we continuously review changing customer needs and our manufacturing footprint. We look for opportunities to improve efficiencies through plant consolidations and/or closures, moving to one operating system and opening new plants to continue to provide timely delivery and quality products at competitive prices while improving margins.

Products

We offer OEMs a broad range of products and system solutions for a variety of end market vehicle applications that include local and long-haul commercial trucking, bus, construction, mining, agricultural, military, general industrial, municipal, recreational and specialty vehicle. We believe fleets and OEMs continue to focus on cabs and interiors to help differentiate their products and improve operator comfort and retention. Although a portion of our products are sold directly to OEMs as finished components, we also supply “systems” or “subsystems,” which are groups of component parts located throughout the vehicle that operate together to provide a specific vehicle function. Systems currently produced by us include cab bodies, sleeper boxes, seating, interior trim, body panels, storage cabinets, floor covering, mirrors, windshield wipers, headliners, temperature measurement devices and wire harnesses. We classify our products into five general categories: (1) seats and seating systems, (2) electronic wire harnesses and panel assemblies, (3) trim systems and components, (4) cab structures, sleeper boxes, body panels and structural components and (5) mirrors, wipers and controls.

See Notes 2 and 10 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on our significant customer revenues and related receivables, as well as revenues by product category and geographical location.

Set forth below is a brief description of our products and their applications:

Seats and Seating Systems.    We design, engineer and produce seating systems for medium and heavy duty trucks, bus applications, special purpose vehicles, and for commercial vehicles used in the construction and agricultural industries. For the most part, our seats and seating systems are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include mechanical and air suspension seats, static seats and bus seats. As a result of our product design and product technology, we are a leader in designing seats with convenience features and enhanced safety. Seats and seating systems are the most complex and highly specialized products of our five product categories. Set forth below is a brief description of our principal products in this category:

Heavy Truck Seats.    We produce seats and seating systems for heavy trucks primarily in our North American operations, but also in China, Europe and Australia. Our heavy truck seating systems are designed to achieve maximum operator comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters and leg and thigh supports. Our seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points.

Construction and Other Commercial Vehicle Seats.    We produce seats and seating systems for commercial vehicles used in the global construction and agricultural, bus, military, commercial transport and municipal industries. The principal focus of these seating systems is durability and operator safety. These seats are ergonomically designed for difficult working environments and to provide comfort and control throughout the range of seats.

Specialty and Other Seating Products.    We also manufacture office seating products. Our office chair was developed as a result of our experience supplying seats for the heavy truck, agricultural and construction industries and is fully adjustable to maximize comfort at work. Our office chairs are designed to suit many different office environments, such as emergency services, call centers, receptions, studios, boardrooms and general office.

Electronic Wire Harnesses and Panel Assemblies.    We produce a wide range of electronic wire harnesses and electrical distribution systems and related assemblies as well as panel assemblies used in commercial vehicles, engines, generators and other equipment. Set forth below is a brief description of our principal products in this category.

Electronic Wire Harnesses.    We offer a broad range of complex electronic wire harness assemblies that function as the primary current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial vehicles. Our wire harnesses are highly customized to fit specific end-user requirements. We provide our wire harnesses for a wide variety of commercial vehicles, tactical vehicles, specialty trucks, automotive and other specialty applications, including heavy construction and forestry machines and mining trucks.

Panel Assemblies.    We assemble large, integrated components such as panel assemblies and cabinets for commercial vehicle OEMs and other heavy equipment manufacturers. The panels and cabinets we assemble are installed in key locations on a vehicle or unit of equipment, are integrated with our wire harness assemblies and provide user control over multiple operational functions and features.

Trim Systems and Components.    We design, engineer and produce trim systems and components mostly for the interior cabs of commercial vehicles, but have recently increased our product offerings to include exterior cladding as well. Our trim products are designed to provide a comfortable and durable interior for the vehicle occupants, as well as a variety of functional and safety features. The wide variety of features that can be selected by the heavy truck customer makes trim systems and components a complex and highly specialized product category. Set forth below is a brief description of our principal products in this category:

Trim Products.    Our trim products include door panels and other interior trim panels. Specific components include vinyl or cloth-covered appliqués, armrests, map pocket compartments, carpet and sound-reducing insulation. Our products are attractive, lightweight solutions from a traditional cut and sew approach to a contemporary “molded” styling theme.

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

Storage Systems.    Our modular storage units and custom cabinetry are designed to improve comfort and optimize space for the operator. These storage systems are designed to be integrated with the interior trim. Our storage systems are constructed with durable materials and designed to last the life of the vehicle.

Floor Covering Systems.    We have an extensive and comprehensive portfolio of floor covering systems and dash insulators. Carpet flooring systems generally consist of tufted or non-woven carpet with a thermoplastic backcoating. Non-carpeted flooring systems, used primarily in commercial and fleet vehicles, offer improved wear and maintenance characteristics.

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

Privacy Curtains.    We produce privacy curtains for use in sleeper cabs.

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

Cab Structures.    We design, manufacture and assemble complete cab structures used primarily in heavy trucks for major commercial vehicle OEMs in North America. Our cab structures, which are manufactured from both steel and aluminum, are delivered fully assembled and primed for paint.

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

Body Panels and Structural Components.    We produce a wide range of both steel and aluminum large exterior body panels and structural components for use in production of our cab structures and sleeper boxes.

Mirrors, Wipers and Controls.    We design, engineer and produce a wide range of mirrors, wipers and controls used in commercial vehicles. Set forth below is a brief description of our principal products in this category:

Mirrors.    We offer a wide range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. We have introduced both road and outside temperature devices that can be integrated into the mirror face or the vehicle’s dashboard through our RoadWatchTM family of products. These systems are principally utilized by municipalities throughout North America to monitor surface temperatures and assist them in efficiently dispersing chemicals for snow and ice removal.

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

Manufacturing

A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•

Seats and Seating Systems.    Our seating operations utilize a variety of manufacturing techniques whereby foam and various other components along with fabric, vinyl or leather are affixed to an underlying seat frame. We also manufacture and assemble the seat frame, which involves complex welding. Generally, we utilize outside suppliers to produce the individual sub-components used to assemble the seat frame.

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

•

Trim Systems and Components.    Our trim systems process capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding, heavy-gauge thermoforming and vacuum forming as well as various cutting, sewing, trimming and finishing methods.

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

•

Mirrors, Wipers and Controls.    We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily assembled, utilizing semi-automatic work cells, electronically tested and packaged.

We have a broad array of processes to enable us to meet our commercial vehicle OEM customers styling and cost requirements. The vehicle cab is the most significant and appealing aspect to the operator of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features.

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

Within our cyclical industry, we strive to maintain a certain portion of temporary labor to improve our ability to flex our costs and throughput as required by customer demand. We balance this by engaging our core employees to assist in making our processes efficient and improving our ability to realign capacity during fluctuating periods of increased or decreased production levels to achieve on-time delivery.

Raw Materials and Suppliers

A description of the principal raw materials we utilize for each of our principal product categories is set forth below:

•

Seats and Seating Systems.    The principal raw materials used in our seating systems include steel, aluminum, resin-based products and foam related products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers under supply agreements. Typically, our supply agreements are for a term of at least one year and are terminable by us for breach or convenience.

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

•

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets. These raw materials are generally readily available and obtained from several suppliers, typically under purchase contracts which fix price and supply for up to one year.

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

Customers and Marketing

We sell our products principally to the commercial vehicle OEM truck and construction markets. The following is a summary of our significant revenues by end market based on final destination customers and markets for each of the three years ended December 31:

	2013	2012	2011
Heavy Truck OEM	46%	50%	47%
Construction	21	23	25
Aftermarket and OE Service	15	13	14
Other	18	14	14

Total	100%	100%	100%

Our principal customers include A.B. Volvo, PACCAR, Daimler Trucks and Caterpillar. We are a successful long-term supplier because of our comprehensive product offerings, leading brand names and product innovation. We have a manufacturing presence in China and through our marketing efforts in China we have started to capture business in both the truck and construction markets.

The following is a summary of our significant revenues based on customers for the three years ended December 31:

	2013	2012	2011
A.B. Volvo	16%	15%	14%
PACCAR	15	19	18
Daimler Trucks	14	15	13
Caterpillar	8	10	11
Other	47	41	44

Total	100%	100%	100%

Except as set forth in the above table, no other customer accounted for more than 10% of our revenues for the three years ended December 31, 2013.

Our European, Asian, Australian and Mexican operations collectively contributed approximately 25%, 21% and 24% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The change in revenue by geographic location in 2013 is primarily related to the impact of the economic conditions in North America, as well as these regions of the world and the related impact on end market demand.

Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments in terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these contracts, purchase orders and commitments provide that the customer can terminate the contract, purchase order or commitment if we do not meet specified quality, delivery and cost requirements. Although these contracts, purchase orders or other commitments may be terminated at any time by our customers (but not by us), such terminations have been minimal and have not had a material impact on our results of operations. In an effort to reduce our reliance on any one vehicle model, we produce products for a broad cross section of both new and more established models.

Generally, our contracts with our major OEM customers may provide for an annual prospective productivity cost reduction. These productivity cost reductions are generally calculated on an annual basis as a percentage of the previous year’s purchases by each customer. The reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost and labor efficiencies. Historically, most of these cost reductions have been offset by both internal reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future. Our cost structure consists of a high percentage of variable costs that provides us with additional flexibility during economic cycles.

Our sales and marketing efforts with respect to our OEM sales are designed to create overall awareness of our engineering, design and manufacturing capabilities and to enable us to be selected to supply products for new and redesigned models by our OEM customers. Our sales and marketing staff work closely with our design and engineering personnel to prepare the materials used for bidding on new business, as well as to provide a consistent interface between us and our key customers. We currently have sales and marketing personnel located in every major region in which we operate. From time to time, we also participate in industry trade shows and advertise in industry publications.

Our principal customers for our aftermarket sales include OEM dealers and independent wholesale or retail distributors. Our sales and marketing efforts for our aftermarket sales are focused on support of these two distribution chains, as well as participation in industry trade shows and direct contact with major fleets.

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

Seats and Seating Systems.    We believe we have a strong market position in North America supplying seats and seating systems to the commercial vehicle heavy truck market. We also believe we have a strong market position in the medium/heavy construction equipment industry on a worldwide basis. Our primary independent competitors in the North American commercial vehicle market include Sears Manufacturing Company, Isringhausen, Grammer AG and Seats, Inc., and our primary competitors in the European and Asian commercial vehicle market include Grammer AG; Isringhausen; Rong Chang and Tiancheng (China); Hanil (Korea), Harita and Pinnacle (India).

Electronic Wire Harnesses and Panel Assemblies.    We supply low-to-medium-volume complex, electronic wire harnesses and related assemblies used in the global heavy equipment, commercial vehicle, heavy truck and specialty and military vehicle markets. Our principal competitors for electronic wire harnesses include large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, PKC Group, Stoneridge, St. Clair and Fargo Assembly as well as many smaller independent companies.

Trim Systems and Components.    We believe we have a strong position in the North American commercial vehicle heavy truck market with respect to our soft interior trim products and a leading presence in the hard interior trim market. We face competition from a number of different competitors with respect to each of our trim system products and components. Overall, our primary independent competitors are ConMet, Inteva, Superior, Blachford Ltd. and Magna.

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    We are a strong non-captive supplier in the North American commercial vehicle heavy truck market with respect to our cab structural components, cab structures, sleeper boxes and body panels. Our principal competitors are Magna, International Equipment Solutions (formerly Crenlo), Worthington Industries (formerly Angus Palm), McLaughlin Body Company and Defiance Metal Products.

Mirrors, Wipers and Controls.    We are a strong supplier in the North American commercial vehicle heavy truck market with respect to our windshield wiper systems and mirrors. We face competition from a number of different competitors with respect to each of our principal products in this category. Our principal competitors for mirrors are Hadley, Retrac, and Lang-Mekra. Our principal competitors for windshield wiper systems are Doga, Wexco, Trico and Valeo.

Research and Development

Our research and development centers support our ability to offer superior quality and technologically advanced products to our customers at competitive prices. We offer industrial engineering, product design, CAE/FEA simulation and testing and evaluation services that are necessary in today’s global markets. With our resources for acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out, we design complete integrated solutions for the end-user (heavy and medium duty trucks, construction and agriculture vehicles and niche vehicles) supporting the fleet manager and the OEM.

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

Product development cycles are lessening every year and we believe we are staffed with experienced engineers and have equipment and technology to support early design involvement that can result in products that meets or exceeds the customer’s design and performance requirements and is more efficient to manufacture. In addition, our ability to support our products and customers with extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors by focusing on delivering our customers integrated products that have superior content, comfort and safety.

Consistent with our value-added engineering focus, we place a large emphasis on the relationships with the engineering departments of our customers. These relationships not only help us to identify new business opportunities but also enable us to compete based on the quality of our products and services, rather than exclusively on price.

Research and development costs expensed for the year ended December 31, 2013 totaled $6.0 million.

Intellectual Property

Our principal intellectual property consists of product and process technology, a limited number of U.S. and foreign patents, trade secrets, trademarks and copyrights. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights. As we diversify and globalize our geography, we may encounter localized laws and practices that are not as stringent or enforceable as those in developed markets and thus risk intellectual property infringement.

Our major product brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, ComforTEK®, FlameTEK™, FinishTEK™ and Mayflower®. We believe that our brands are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such brands. We own U.S. federal trademark registrations for several of our brands.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles softens during the holiday seasons in North America, Europe, Asia and Australia as OEM manufacturers generally close their production facilities, reducing work days, at various times during the year.

Employees

As of December 31, 2013, we had approximately 6,480 permanent employees, of whom approximately 18% were salaried and the remainders hourly. As of December 31, 2013, approximately 52% of the employees in our

North American operations were unionized, with the majority of union represented personnel based in Mexico. Approximately 63% of our employees of our European, Asian and Australian operations were represented by shop steward committees. We did not experience any material strikes, lockouts or work stoppages during 2013 and consider our relationship with our employees to be satisfactory. On an as-needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

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

Several of our facilities are either certified as, or are in the process of being certified as, ISO 9001, 14000 or 14001 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2014. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

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

Government Regulations

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency (“EPA”), state regulatory agencies, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, in 2011, the EPA and National Highway Traffic Safety Administration adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards will phase in with increasing stringency in each model year from 2014 to 2018. Any changes in EPA or CARB regulations can have an impact on production volumes for new vehicles and, as a result, indirectly impact our operations. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

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

Executive Officers of Registrant

The following table sets forth certain information with respect to our executive officers as of March 14, 2014:

Name	Age	Principal Positions
Kevin R.L. Frailey	47	President of Electrical Systems

Timo Haatanen	44	President of Global Aftermarket and Structures

Richard P. Lavin	61	President and Chief Executive Officer and Director

Patrick Miller	46	President of Global Truck and Bus

C. Timothy Trenary	57	Executive Vice President and Chief Financial Officer

The following biographies describe the business experience of our executive officers:

Kevin R.L. Frailey has served as President of Global Construction, Agriculture and Military since August 2013. Mr. Frailey served as President and General Manager of Global Electrical Systems from July 2010 to July 2013. From December 2008 to July 2010, Mr. Frailey served as the Executive Vice President and General Manager for Electrical Systems and prior thereto served as the Executive Vice President of Business Development from February 2007 to December 2008. Prior to joining us, Mr. Frailey served as Vice President and General Manager for Joint Ventures and Business Strategy at ArvinMeritor’s Emissions Technologies Group from 2003 to early 2007. From 1988 to 2007, Mr. Frailey held several key management positions in engineering, sales and worldwide supplier development at ArvinMeritor. In addition, during that time Mr. Frailey served on the boards of various joint ventures, most notably those of Arvin Sango, Inc. and AD Tech Co., Ltd.

Timo Haatanen has served as President of Global Aftermarket and Structures since August 2013, and prior thereto served as the Managing Director of Europe since joining the company in September 2012. Mr. Haatanen held various executive positions at PACCAR Inc. and FLUKE Corporation prior to joining the company. Mr. Haatanen returned to the United States in 2007 as General Manager, Sales for the Peterbilt Motors Company. Mr. Haatanen was also a non-statutory member of the board of management at DAF Trucks N.V. in the Netherlands and was responsible for Purchasing and Supplier Quality for DAF Trucks and Leyland Trucks in Europe.

Richard P. Lavin has served as director since August 2013 and as President and Chief Executive Officer since May 2013. Prior to joining us in May 2013, Mr. Lavin was the Group President of Construction Industries and Growth Markets at Caterpillar Inc. from December 2007 to December ... 2012. Mr. Lavin served as Vice President of Human Resources for Caterpillar Inc. from 2001 to 2004 and served as its Vice President of

Operations for Asia Pacific Division from July 2004 to December 2007. From joining Caterpillar in 1984 to 2001, Mr. Lavin served in a number of key leadership roles, including Product Manager, Director of Corporate Human and Labor Relations, Director of Compensation and Benefits and Attorney. Mr. Lavin has been a Director for USG Corporation since November 2009 and ITT Corporation since May 2013. Mr. Lavin served as a Director of US-China Business Council, the U.S.-India Business Council and the U.S. Korea Business Council. Mr. Lavin also was a member of The Conference Board and the Chicago Council on Global Affairs. Mr. Lavin served on the International Advisory Council of Guanghua School of Management at Peking University and serves on the Board of Trustees at Bradley University.

Patrick Miller has served as President of Global Truck and Bus since August 2013, and prior thereto served as Vice President and General Manager of the Aftermarket division. Mr. Miller also served in roles for CVG as Senior Vice President of Purchasing and Logistics, Vice President of North American Operations, and Vice President and General Manager of the Cab Structures Division. Prior to joining the company in 2005, Mr. Miller held various leadership positions in operations, sales, and product engineering for ArvinMeritor, Alcoa, and Hayes Lemmerz supplying component systems to the light vehicle and heavy duty truck OEMs.

C. Timothy Trenary has served as the Executive Vice President and Chief Financial Officer since October 2013. Mr. Trenary served as Executive Vice President and Chief Financial Officer of ProBuild Holdings LLC, a privately held North American supplier of building materials, from 2010 to 2013. Prior to that, Mr. Trenary served as Senior Vice President & Chief Financial Officer of EMCON Technologies Holdings Limited, a privately held global automotive parts supplier, from 2008 to 2010, and as Vice President and Chief Financial Officer of DURA Automotive Systems, Inc., a publicly held global automotive parts supplier, from 2007 to 2008.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. These are not the only risks we face.

If any of these certain risks and uncertainties were to actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

•

The agreement governing our revolving credit facility and the indenture governing our debt instruments contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

Our revolving credit facility requires us to maintain certain financial ratios. Our revolving credit facility and our other debt instruments require us to comply with various operational and other covenants. If there were an event of default under our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments on acceptable terms.

If we do not comply with the financial and other covenants relating to our revolving credit facility and we are unable to obtain necessary waivers or amendments, we would be precluded from borrowing under the facility, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the facility, we will need to meet our capital requirements using other sources but, alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants under the revolving credit facility, the lender could declare an event of default, and our indebtedness under the facility could be declared immediately due and payable, resulting in an event of default under our debt instruments. The lender under our revolving credit facility would also have the right in these circumstances to terminate any commitments it has to provide further borrowings. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

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

The aggregate amount of our outstanding indebtedness was $250.0 million as of December 31, 2013. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility and the other debt instruments, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving credit facility and the indenture governing the debt instruments;

•	the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, or execution of our business strategy or other purposes.

Any of these factors could materially adversely affect our business, financial condition and results of operations.

•	We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting relating to system access controls resulting in inadequate segregation of duties. A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework (1992). We are in the process of developing and implementing our remediation plans to address the material weakness.

If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

•	Volatility and cyclicality in the commercial vehicle market could adversely affect us.

Our profitability depends in part on the varying conditions in the commercial vehicle market. This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector of the economy. Sales of commercial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer durable goods, interest rates and fuel costs.

In addition, tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. For example, North American Class 8 production in 2013 decreased approximately 8% over the prior year period. We cannot provide any assurance as to the length or level of the recovery from the recent decline, and any future decline would have an adverse impact on our business and results of operations. Any extended downturn could materially affect our business and results of operations. We also cannot predict the industry will follow past cyclical patterns that might include strong preorders in advance of new emissions standards or declines driven by post-EPA standards or economic conditions. Changes in these patterns may adversely affect our business and results of operations.

•

Our results of operations could be significantly adversely affected by a continuing, or any future, downturn in the U.S. and global economy which naturally is accompanied by related declines in infrastructure development and other construction projects.

Our results of operations are directly impacted by changes in the U.S. economy and global economic conditions which are naturally accompanied by related declines in infrastructure development and other construction projects because, among other things:

•

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America. Historically, the demand for heavy truck commercial vehicles, and commercial vehicles to haul freight tonnage has significantly declined during periods of weakness in the North American economy.

•	Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market.

•

Demand in the medium/heavy-duty construction equipment market, which is the market in which our products are primarily used, is typically related to the level of larger-scale infrastructure development projects.

•

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

Recently, the financial markets experienced a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. Disruptions in the credit and financial markets may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our indebtedness will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. Tightening of credit in financial markets may also adversely affect the ability of our customers to obtain financing for significant truck orders and the ability of our suppliers to provide us with sufficient raw materials for our products, either of which could adversely affect our business and results of operations.

•	Our major OEM customers may exert significant influence over us.

The commercial vehicle component supply industry has traditionally been highly fragmented and serves a limited number of large OEMs. As a result, OEMs have historically had a significant amount of leverage over their outside suppliers. Generally, our contracts with major OEM customers provide for an annual productivity cost reduction. Historically, we have been able to generally mitigate these customer-imposed cost reductions requirements through product design changes, increased productivity and similar programs with our suppliers. However, if we are unable to generate sufficient production cost savings in the future to offset these cost reductions, our gross margin and profitability would be adversely affected. In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business.

•	Our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected.

We incur costs and make capital expenditures based upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms ranging from five to seven years, and we have somewhat limited provisions to terminate such contracts. We may become committed to supply products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, it would have a material adverse effect on our business, financial condition and results of operations.

•	Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.

Sales to A.B. Volvo, PACCAR, Daimler Truck and Caterpillar accounted for approximately 16%, 15%, 14% and 8%, respectively, of our revenue in 2013, and our ten largest customers accounted for approximately 74% of our revenue in 2013. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations.

•	If we are unable to obtain raw materials at favorable prices, it could adversely impact our results of operations and financial condition.

Numerous raw materials are used in the manufacture of our products. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, our business is subject to the risk of price increases and periodic delays in delivery. For example, we are being assessed surcharges on certain purchases of steel, copper and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition.

•

Our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results.

The commercial vehicle component supply industry is highly competitive. Some of our competitors are companies that are larger and have greater financial and other resources than we do. In some cases, we compete with divisions of our OEM customers. Our products primarily compete on the basis of price, breadth of product offerings, product quality, technical expertise and development capability, product delivery and product service. Increased competition may lead to price reductions resulting in reduced gross margins and loss of market share.

Current and future competitors may make strategic acquisitions or establish cooperative relationships among themselves or with others, foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at lower cost than we can, or adapt more quickly to new technologies, industry or customer requirements. By doing so, they may enhance their ability to meet the needs of our customers or potential future customers more competitively. These developments could limit our ability to obtain revenues from new customers or maintain existing revenues from our customer base. We may not be able to compete successfully against current and future competitors and the failure to do so may have a material adverse effect on our business, operating results and financial condition.

•	We may fail to recuperate our investment in design and development costs incurred for some customers, which could result in lower margins.

In some cases, we may not have clauses in our customer agreements that guarantee that we will recoup the design and development costs that we incurred to develop a product. In other cases, we share the design costs with the customer and thereby have some risk that not all the costs will be covered if the project does not go forward or if it is not as profitable as expected.

•	Our inability to successfully achieve operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings.

As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity in our existing operations and intend to apply this strategy to those operations acquired through acquisitions. We may be unsuccessful in achieving these objectives which could adversely affect our operating results and financial condition.

Additionally, aspects of the data upon which the company’s business strategy is based may be incomplete or unreliable, which could lead to errors in the strategy, which in turn could adversely affect the company’s performance. Also, not all business strategy can be based on data, and to the extent that it is based on assumptions and judgments that are untested, then it could be unsound and thereby lead to performance below expectations.

•	Equipment failures, delays in deliveries or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.

We manufacture or assemble our products at facilities in North America, Europe, Asia and Australia. An interruption in production or service capabilities at any of these facilities as a result of equipment failure or other reasons could result in our inability to produce our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, violent weather conditions or acts of God. We may also experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, results of operations and financial condition.

•	We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production.

We, as with other component manufactures in the commercial vehicle industry, ship products to the customers throughout the world so they are delivered on a “Just-in-time” basis in order to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) also use a similar method. However, this “Just-in-time” method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.

The potential loss of one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, mechanical failures, delayed customs processing and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

Additionally, if we are the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all, and therefore our business and financial results could be materially adversely affected.

•	Volatility in the commercial vehicle market could result from manmade and natural disasters and other global business disruptions.

Volatility in the commercial vehicle market could result from manmade and natural disasters and other global business disruptions. Such catastrophic events may disrupt the commercial vehicle supply chain and materially adversely affect global production levels in our industry. The impact from disasters resulting in wide-spread destruction may not be immediately apparent. It is particularly difficult to assess the impact of catastrophic losses on our suppliers and end customers, who themselves may not fully understand the impact of such events on their businesses. Accordingly, there is no assurance our results of operations will not be materially affected as a result of the impact of future disasters.

•	We may be unable to successfully introduce new product and, as a result, our businesses and financial position and results of operations could be materially and adversely affected.

Developing product innovations has been and will continue to be a significant part of our business strategy. We believe it is important we continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. However, such development will require us to continue to invest in research and development and sales and marketing. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation, which could have a material adverse effect on our business, operating results and financial condition.

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

Our operating results may fluctuate as a result of these and other events and factors:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements by us and our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced products;

•	announcement of technological innovations or new products by us or our competitors;

•	the length of our sales cycles;

•	conditions in the commercial vehicle industry;

•	changes in our operating expenses;

•	personnel changes;

•	new business acquisitions;

•	changes in foreign currency exchange rates; and

•	seasonal factors.

We base our operating expense budgets primarily on expected revenue trends. Certain of our expenses are relatively fixed and as such we may be unable to adjust expenses quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter or year.

It is possible that in one or more future quarters or years, our operating results may be below the expectations of public market analysts and investors and may result in changes in analysts’ estimates. In such events, the trading price of our common stock may be adversely affected.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

•	We are subject to certain risks associated with our foreign operations.

We have operations in Europe, Asia, Australia and Mexico, which accounted in the aggregate for approximately 25%, 21% and 24% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. There are certain risks inherent in our international business activities including, but not limited to:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers, who may have longer payment cycles than customers in the U.S.;

•	material foreign currency exchange rate fluctuations affecting our ability to match revenue received with costs paid in the same currency;

•

tax rates in certain foreign countries, which may exceed those in the U.S. withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation, on foreign earnings;

•	intellectual property protection difficulties;

•

general economic and political conditions, along with major differences in business culture and practices, including the challenges of dealing with business practices that may impact the company’s compliance efforts, in countries where we operate;

•	the difficulties associated with managing a large organization spread throughout various countries; and

•

complications in complying with a variety of laws and regulations related to doing business with and in foreign countries, some of which may conflict with U.S. law or may be vague or difficult to comply with.

Additionally, our international business activities are also subject to risks arising from violations of U.S. laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, and various export control and trade embargo laws and regulations, including those which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties that could adversely affect our results of operations and financial condition.

As we continue to expand our business on a global basis, we are increasingly exposed to these risks. Our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks associated with foreign operations. These and other factors may have a material adverse effect on our international operations, business, financial condition and results of operations.

•	We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.

Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia Pacific region, specifically China and India, as key markets likely to experience substantial growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in those regions. If we are unable to deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.

•	Our business in China is subject to aggressive competition and is sensitive to economic and market conditions.

Maintaining a strong position in the Chinese market is a key component of our global growth strategy. The commercial vehicle market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if commercial vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.

•	Our products may be rendered less attractive by changes in competitive technologies.

Changes in competitive technologies may render certain of our products less attractive. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly, all of which could adversely affect our business, results of operations and growth potential.

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

Our success depends to a certain degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. While we have been issued patents and have registered trademarks with respect to many of our products, our competitors could independently develop similar or superior products or technologies, duplicate our designs, trademarks, processes or other intellectual property or design around any processes or designs on which we have or may obtain patents or trademark protection. In addition, it is possible third parties may have or acquire licenses for other technology or designs that we may use or desire to use, requiring us to acquire licenses to, or to contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, or we may not prevail in contesting the validity of third party rights.

In addition to patent and trademark protection, we also protect trade secrets, “know-how” and other confidential information against unauthorized use or disclosure by persons who have access to them, such as our employees and others, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other confidential information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our revenues could be materially adversely affected.

As we diversify and globalize our geographic footprint, we may encounter laws and practices in emerging markets that are not as stringent or enforceable as those present in developed markets, and thus incur a higher risk of intellectual property infringement, which could adversely affect our results of operations.

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

•	We may be unable to complete strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions.

We may pursue acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisition of businesses may require additional debt financing, resulting in additional leverage. The covenants relating to our indenture and debt instruments may further limit our ability to complete acquisitions. There can be no assurance we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If the expected synergies from acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be adversely affected.

•	We may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected.

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge diminishing the expected growth in the commercial vehicle markets we supply, or we experience increased pressure on our margins. In addition, we may not succeed in integrating strategic acquisitions, and our pursuit of additional strategic acquisitions may lead to resource constraints, which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could adversely affect our business, results of operations and growth potential.

•

We could incur restructuring and impairment charges as we continue to evaluate our portfolio of assets and identify opportunities to restructure our business in an effort to optimize our cost structure.

As we continue to evaluate our manufacturing footprint in order to improve our cost structure and remove excess, underperforming, or assets that no longer fit our goals, we could incur restructuring charges in order to close facilities, such as, lease termination charges, severance charges and impairment charges of leasehold improvements and/or machinery and equipment.

Also, if we decide to close or consolidate facilities, we may face execution risks which could adversely affect our ability to serve our customers and could lead to loss of business adversely affecting our business, results of operations and financial condition.

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

We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. We cannot assure that any current or future restructuring will be completed as planned or achieve the desired results.

Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. We cannot assure we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment.

•

Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material and adverse effect on our financial condition and results of operations.

We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We believe we are in material compliance with such environmental and safety laws, and regulations. Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other response by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2014.

The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws. If we violate or fail to comply with these laws and regulations or do not have the requisite permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material and adverse effect on our financial condition and results of operations.

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

•	We may be adversely affected by new regulations relating to conflict minerals.

In August 2012, the SEC adopted new disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures we implement may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation, as well as incur costs associated with an audit. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our financial condition or results of operations.

•	Vertical integration by our customers could materially adversely affect our financial statements.

Demand for our products could be materially reduced if our customers significantly vertically integrate their operations. Our business and results of operations could be adversely affected by vertical integration by our customers.

•	We could be adversely affected if transitions in senior management are not successful.

Our operations depend to a large extent on the efforts of our senior management. In May 2013, our Board of Directors appointed Richard Lavin as President and Chief Executive Officer replacing Mervin Dunn upon his retirement. In November 2013, our Board of Directors appointed C. Timothy Trenary as the Chief Financial Officer replacing Chad Utrup who announced his resignation in October 2013. In addition, several other members of senior management have joined the Company since the beginning of 2013.

We seek to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. Our results of operations could be adversely affected if transitions in senior management are not successful or if we are unable to sustain an effective management team.

•	If we are unable to recruit or retain skilled personnel, our business, operating results and financial condition could be materially adversely affected.

Retaining labor with the right skills at competitive wages can be difficult in certain markets in which we are doing business, particularly those locations that are seeing much inbound investment and have highly mobile workforces. Conversely, attracting sufficiently well-educated and talented management, especially middle-management employees, in certain markets can be challenging.

Our future success depends on our continuing ability to attract, train, integrate and retain highly skilled personnel, as competition for these employees is intense. We may not be able to retain our current skilled personnel or attract, train, integrate or retain other highly skilled personnel in the future. If we lose the services of our skilled workforce, or if we are unable to attract, train, integrate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

•	We may be adversely impacted by labor strikes, work stoppages and other matters.

The hourly workforces at our Shadyside, Ohio facility and Mexico operations are unionized. The unionized employees at our North American facilities, with the majority being represented in Mexico, represented approximately 52% of our employees as of December 31, 2013. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 63% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may seek to limited our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

•	Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are a multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax position will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

•	Litigation against us could be costly and time consuming to defend, as a result, our businesses and financial position could be materially and adversely affected.

We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, examination by the Internal Revenue Service, customer and supplier disputes, intellectual property disputes, environmental claims and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.

•	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business and our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2013:

Location	Primary Product/Function	Ownership Interest
Piedmont, Alabama	Seats & Mirrors	Owned
Douglas, Arizona	Warehouse	Leased
Dalton, Georgia	Trim & Warehouse	Leased
Monona, Iowa	Wire Harness Assembly	Owned
Edgewood, Iowa	Wire Harness Assembly	Leased
Michigan City, Indiana	Wipers, Switches	Leased
Wixom, Michigan	Engineering	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box, Assembly	Owned
Concord, North Carolina	Injection Molding	Leased
Norwalk, Ohio	Idle	Owned / Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	Owned
Chillicothe, Ohio	Interior Trim & Warehouse	Owned / Leased
New Albany, Ohio	Corporate Headquarters / R&D	Leased
Tigard, Oregon	Interior Trim & Warehouse	Leased
Vonore, Tennessee	Seats, Mirrors & Warehouse	Owned / Leased
Dublin, Virginia	Interior Trim & Warehouse	Owned / Leased
Agua Prieta, Mexico	Wire Harness Assembly	Leased
Saltillo, Mexico	Interior Trim & Seats	Leased
Northampton, United Kingdom	Seats	Leased
Brisbane, Australia	Seat Assembly	Leased
Sydney, Australia	Seat Assembly	Leased
Shanghai, China	Seats / R&D	Leased
Beijing, China	Seat Assembly	Leased
Xuzhou, China	Warehouse	Leased
Brandys nad Orlici, Czech Republic	Seats	Owned
Liberec, Czech Republic	Wire Harness Assembly	Leased
Baska (State of Gujarat) India	Seat Assembly	Leased
Pune (State of Maharashtra), India	Seat Assembly	Leased
Dharwad (State of Karnataka), India	Seat Assembly	Leased
L’viv, Ukraine	Wire Harness Assembly	Leased

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

We become involved from time-to-time in litigation incidental to our business, including, but not limited to, customer and supplier disputes, product liability claims, product warranty claims, employment-related claims, environmental claims and examinations by the Internal Revenue Service. Although the ultimate resolution of the these litigation matters is inherently unpredictable and cannot be forecast with certainty, we intend to vigorously defend ourselves and do not currently believe that the outcome of any pending litigation will have a material adverse effect on our financial position, results of operations or cash flows.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$9.95	$6.85
Third Quarter	$8.41	$6.85
Second Quarter	$8.45	$6.78
First Quarter	$9.04	$7.31
Year Ended December 31, 2012:
Fourth Quarter	$8.98	$6.69
Third Quarter	$9.75	$7.27
Second Quarter	$12.95	$7.83
First Quarter	$14.00	$9.01

As of March 14, 2014, there were 164 holders of record of our outstanding common stock.

We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the Second Amended and Restated Loan and Security Agreement (“Second ARLS Agreement”) and the indenture governing the 7.875% notes, as described in more detail under “Management’s Discussion and Analysis — Liquidity and Capital Resources — Debt and Credit Facilities.”

The following graph compares the cumulative five-year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and two peer groups: a New Peer Group that includes Meritor Inc., WABCO Holdings, Inc., Titan International Inc., Modine Manufacturing Co., EnPro Industries Inc., Accuride Corporation, Stoneridge Inc., Altra Industrial Motion Corp., L.B. Foster Company, Fuel Systems Technologies Inc., Core Molding Technologies Inc. and Williams Controls Inc. During 2013, Altra Holdings Inc. changed its name to Altra Industrial Motion Corp. Additionally, during 2013, Cascade Corp. and Williams Controls Inc. were acquired in separate transactions. As such, they are no longer included in the peer group. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.

*	Based on $100 invested on December 31, 2008 in stock or index, including reinvestment of dividends.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Commercial Vehicle Group, Inc.	100.00	644.09	1,747.31	970.46	881.82	780.85
NASDAQ Composite	100.00	145.34	171.70	170.33	200.34	280.80
Old Peer Group	100.00	153.57	268.99	174.92	215.20	293.06
New Peer Group	100.00	159.30	279.63	176.05	213.95	298.74

The information in the graph and table above is not “solicitation material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2013:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1, 2013 through October 31, 2013)	99,094	$8.50	—	—
Month #2
(November 1, 2013 through November 31, 2013)	—	—	—	—
Month #3
(December 1, 2013 through December 31, 2013)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2013. However, our employees surrendered 99,094 shares of our common stock in 2013 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

Unregistered Sales of Equity Securities

We did not sell any equity securities during 2013 that were not registered under the Securities Act of 1933, as amended.

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

Material Events Affecting Financial Statement Comparability:

Our acquisitions of Bostrom Seating (“Bostrom”) and Stratos Seating (“Stratos”) in 2011 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 4 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$747,718	$857,916	$832,022	$597,779	$458,569
Cost of revenues	667,989	741,378	716,430	522,982	448,912

Gross profit	79,729	116,538	115,592	74,797	9,657
Selling, general and administrative expenses	71,711	71,949	65,521	56,111	47,874
Amortization expense	1,580	493	346	240	389
Goodwill and intangible asset impairment	—	—	—	—	30,135
Long-lived asset impairment	—	—	—	—	17,272
Restructuring costs	—	—	669	1,730	3,651

Operating income (loss)	6,438	44,096	49,056	16,716	(89,664)
Other expense (income)	139	69	353	(4,780)	(11,119)
Interest expense	21,087	20,945	19,570	16,834	15,133
Loss on early extinguishment of debt	—	—	7,448	—	1,254
Expense relating to debt exchange	—	—	—	—	2,902

Income (loss) before (benefit) provision for income taxes	(14,788)	23,082	21,685	4,662	(97,834)
(Benefit) provision for income taxes	(2,337)	(26,948)	3,095	(1,825)	(16,299)

Net income (loss)	(12,451)	50,030	18,590	6,487	(81,535)

Less: Non-controlling interest in subsidiary’s loss	(6)	(47)	(15)	—	—

Net income (loss) attributable to CVG stockholders	$(12,445)	$50,077	$18,605	$6,487	$(81,535)

Income (loss) per share attributable to common stockholders:
Basic	$(0.44)	$1.77	$0.67	$0.25	$(3.74)
Diluted	$(0.44)	$1.76	$0.66	$0.24	$(3.74)
Weighted average common shares outstanding:
Basic	28,230	28,230	27,848	26,247	21,811
Diluted	28,428	28,428	28,190	26,994	21,811

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$185,159	$195,318	$193,783	$116,077	$75,785
Total assets	432,441	439,665	406,884	286,207	250,509
Total liabilities, excluding debt	122,463	123,357	144,109	121,332	125,630
Total debt	250,000	250,000	250,000	164,987	162,644
Total CVG stockholders’ equity (deficit)	59,945	66,286	12,766	(112)	(37,765)
Total non-controlling interest	33	22	9	—	—
Total stockholders’ equity (deficit)	59,978	66,308	12,775	(112)	(37,765)
Other Data:
Net cash provided by (used in):
Operating activities	$19,153	$24,049	$7,794	$17,563	$18,181
Investing activities	(12,949)	(42,759)	(32,376)	(9,955)	(7,745)
Financing activities	(937)	(1,178)	(70,930)	24,730	(5,616)
Depreciation and amortization	20,581	14,067	12,576	11,564	16,667
Capital expenditures, net	13,666	18,641	22,291	10,645	6,140
North American Heavy-duty (Class 8) Truck Production (units) [1]	245,000	279,000	255,000	154,000	118,000

(1)	Source: ACT N.A. Commercial Vehicle OUTLOOK (January 2014).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis in conjunction with the information set forth under “Item 6 — Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A — Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty (Class 8) truck market, the medium/ and heavy-construction vehicle markets, military, bus, automotive and agriculture markets, the specialty transportation markets and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have a leading position in several of our major markets and that we are a leading supplier in the North American commercial vehicle market offering complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American heavy truck and certain leading global construction OEMs, which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

Business Overview

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market showed a modest increase in 2012 as production levels increased approximately 9% over 2011. According to a January 2014 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 248,000 in 2013, peak at 290,000 in 2015, decline to 270,000 in 2017 and increase to 285,000 in 2018. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion in 2012 to 15.0 trillion in 2017. ACT estimates that the average age of active U.S. Class 8 trucks is 6.6 years in 2012, down slightly from 6.7 years in 2011, which was the highest average vehicle age over the previous 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2013, approximately 46% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2013 was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty (Class 8) trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction products is dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. OEM demand for our products is directly correlated with new vehicle production. We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins at least one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years.

Along with the U.S., we have operations in Europe, Asia, Australia and Mexico. Our operating results are, therefore, impacted by exchange rate fluctuations to the extent we translate our foreign operations from their local currencies into U.S. dollars. Changes in these foreign currencies as compared to the U.S. dollar resulted in an approximately $1.7 million decrease in our revenues in 2013 as compared to 2012 and changes to these foreign currencies as compared to the U.S. dollar resulted in an approximately $4.2 million increase in our revenues in 2012 as compared to 2011. Because our costs were generally impacted to the same degree as our revenue, this exchange rate fluctuation did not have a material impact on our net income in 2013 as compared to 2012 and in 2012 as compared to 2011.

During 2013, we conducted an in-depth evaluation of the Company. That evaluation led to the identification of key initiatives intended to enhance the Company’s growth prospects and profitability. As a part of this process, the Company undertook a spans and layers analysis, resulting in a reduction in force; all of which are expected to result in ongoing efficiencies and cost savings. Management anticipates it will reinvest a significant part of those savings to implement a number of the identified initiatives.

During 2014, management plans to incorporate the initiatives it identified during the evaluation process into a comprehensive strategic plan intended to create a performance-based culture that is concentrated on becoming more efficient, more global, better centered on product development and more engaged with customers. The primary goals of the plan are expected to center on delivering increased organic growth, more fully developed sales and marketing efforts and deeper penetration of the Chinese, North American and other world markets.

As we formulate a plan to grow our business globally, we recognize customer expectations in markets outside the U.S. will be different in terms of technology, features and price point. To help drive this effort, we undertook a re-organization and began the implementation of several new market focused initiatives.

We intend to continue examining acquisition candidates that meet our strategic growth criteria including the addition of new customers, diversified global expansion opportunities or technology acquisition and development opportunities. However, we currently anticipate more focus will be placed on our organic growth opportunities and global expansion plans than merger and acquisition activities.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	89.3	86.4	86.1

Gross profit	10.7	13.6	13.9
Selling, general and administrative expenses	9.6	8.4	7.9
Amortization expense	0.2	0.1	—
Restructuring costs	—	—	0.1

Operating income	0.9	5.1	5.9
Other expense (income)	—	—	—
Interest expense	2.8	2.4	2.4
Loss on early extinguishment of debt	—	—	0.9

Income before (benefit) provision for income taxes	(1.9)	2.7	2.6
(Benefit) provision for income taxes	(0.3)	(3.0)	0.4

Net (loss) income	(1.6)	5.7	2.2
Less: Non-controlling interest in subsidiary’s loss	—	—	—

Net (loss) income attributable to CVG stockholders	(1.6)%	5.7%	2.2%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.    Revenues decreased $110.2 million, or 12.8%, to $747.7 million for the year ended December 31, 2013 from $857.9 million for the year ended December 31, 2012. This change resulted primarily from:

•

a 20% decrease in OEM North American heavy-duty (class 8) truck production and fluctuations in production levels for other North American end markets resulting in approximately $85.0 million decrease in revenues;

•	a 23% decrease in Global Construction production revenue driven by customer destocking resulting in approximately $45.7 million decrease in revenues;

•	a 43% decrease in Military production driven by a significant decline in US government military defense spending resulting in $11.7 million decrease in revenues;

•	a 24% increase in OEM Bus resulting in a $5.0 million increase in revenues; and

•	a 59% increase in other markets driven primarily by Automotive, Aftermarket, Office Seating and Specialty production resulting in a $27.4 million increase in revenues.

Cost of Revenues.    Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues decreased approximately $73.4 million, or 9.9%, to $668.0 million for the year ended December 31, 2013 from $741.4 million for the year ended December 31, 2012. This decrease resulted from a decline in raw material and purchased components costs of $57.9 million, a decrease in wages and benefits costs of $20.1 million associated with a decline in sales volume. This was offset by an increase in overhead costs of $4.6 million due primarily to impairment of machinery and IT equipment.

Gross Profit.    Gross profit decreased $36.8 million to $79.5 million for the year ended December 31, 2013 from $116.5 million for the year ended December 31, 2012. As a percentage of revenues, gross profit decreased to 10.7% for the year ended December 31, 2013 from 13.6% for the year ended December 31, 2012. This decrease in gross profit resulted from a decline in sales volume and impairments of machinery and equipment and IT systems totaling $2.7 million recorded in the second half of the current year.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses primarily consists of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses were consistent at $71.7 million for the year ended December 31, 2013 compared to $71.9 million for the year ended December 31, 2012. Cost savings were achieved primarily via reductions in workforce, bonus and travel totaling $7.3 million; however, these savings were offset by costs incurred to implement strategic initiatives, such as a change in executive leadership, consulting expenses and employee separation costs totaling $7.1 million.

Amortization Expense.    Amortization expense consists of amortization costs for intangible assets including customer receivables and trade names. Amortization expense increased to $1.6 million for the year ended December 31, 2013 from approximately $0.4 million for the year ended December 31, 2012 due to a full year of amortization of intangibles from the VSPL and Finishtek acquisitions made in the fourth quarter of 2012.

Other Expense (Income).    Other expense primarily consists of foreign currency gains and losses. Other expense was consistent at $0.1 million for the years ended December 31, 2013 and 2012.

Interest Expense.    Interest expense increased $0.2 million to $21.1 million for the year ended December 31, 2013 from $20.9 million for the year ended December 31, 2012.

(Benefit) Provision for Income Taxes.    Our benefit for income taxes decreased $24.6 million to a benefit of $2.3 million for the year ended December 31, 2013, compared to an income tax benefit of $26.9 million for the year ended December 31, 2012. This decrease in the current year tax benefit was primarily driven by a non-recurring benefit associated with the release of domestic valuation allowances that resulted in an income tax benefit in 2012 of $26.9 million. -For additional information regarding the deviation from statutory income tax rates, refer to Note 10 of our consolidated financial statements in Item 8 in this Annual Report on
Form 10-K.

Net Income/(Loss).    Net income decreased $62.5 million to a loss of $12.5 million for the year ended December 31, 2013 compared to net income of $50.0 million for the year ended December 31, 2012, as a result of the factors discussed above.

Non-controlling Interest in Subsidiary’s Loss.    Included in net loss is a loss of approximately $6 thousand and $47 thousand, respectively, for the year ended December 31, 2013 and 2012 representing the non-controlling interest of our joint venture in India.

Net Income/(Loss) Attributable to CVG Stockholders.    Net loss attributable to CVG stockholders decreased $62.5 million to $12.4 million for the year ended December 31, 2013 compared to $50.1 million for the year ended December 31, 2012 as a result of the factors discussed above.

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

Other Expense (Income).    The $0.1 million and $0.4 million of expense for the year ended December 31, 2012 and 2011, respectively, primarily related to foreign currency exchange losses.

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

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the year ended December 31, 2013 were cash generated from the sale of our various products to our customers throughout the year. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2014. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during 2013.

For the year ended December 31, 2013, cash provided by operations was approximately $19.2 million compared to approximately $24.0 million in the year ended December 31, 2012. This decrease was primarily the result of lower net income, partially offset by reductions in working capital employed as a consequence of the reduction in sales. Cash flow from operations benefited by a reduction in the number of days on hand of inventory at December 31, 2013 compared to December 31, 2012. This improvement is principally a consequence of the decline in North American heavy duty (class 8) build in the last half of 2012 that resulted in higher than normal inventory levels at year end. For the year ended December 31, 2012, cash provided by operations was approximately $24.0 million compared to approximately $7.8 million in the year ended December 31, 2011. This increase was primarily the result of a reduction in accounts receivable, which was partially offset by higher inventory as production volumes increased and lower accounts payable.

Net cash used in investing activities was approximately $12.9 million for the year ended December 31, 2013 compared to approximately $42.8 million for the year ended December 31, 2012 and approximately $32.4 million for the year ended December 31, 2011. The amounts used in the year ended December 31, 2013, included purchases of new equipment and tooling. The amounts used in the year ended December 31, 2012, included approximately $17.3 million related to capital expenditure purchases related to upgrades, replacements or new equipment, machinery and tooling and approximately $24.5 million related to our acquisitions of Vijayjyot (“VSPL”) and Daltek. The amounts used in the year ended December 31, 2011, primarily related to capital expenditure purchases of approximately $21.3 million and our acquisition of Bostrom and Stratos for approximately $11.1 million.

Net cash used in financing activities totaled approximately $0.9 million for the year ended December 31, 2013, compared to net cash used of $1.2 million for the year ended December 31, 2012 and net cash provided of approximately $70.9 million for the year ended December 31, 2011. The net cash used in financing activities for the year ended December 31, 2013 primarily related to the surrender of common stock by employees upon vesting of their restricted stock. The net cash used in financing activities for the year ended December 31, 2012 primarily related to the surrender of common stock by employees upon vesting of their restricted stock. The net cash provided by financing activities for the year ended December 31, 2011 primarily related to the net proceeds from the issuance of our 7.875% notes as part of our debt refinancing.

As of December 31, 2013, cash held by foreign subsidiaries was approximately $19.6 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of December 31, 2013, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). In addition, we had $2.8 million of outstanding letters of credit under various financing arrangements and an additional $29.7 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

Revolving Credit Facility

On November 15, 2013, the Company and some of our subsidiaries, as borrowers (collectively, the “borrowers”) entered into a Second ARLS Agreement with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.

The material terms of the Second ARLS Agreement include the following:

•	A facility in the amount of up to $40.0 million with the ability to increase up to an additional $35.0 million under certain conditions;

•

Availability is subject to borrowing base limitations and an availability block equal to the amount of debt and foreign cash management services Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries;

•	Availability of up to an aggregate amount of $10.0 million for the issuance of letters of credit, which reduces the total amount available;

•	Extension of the maturity date to November 15, 2018;

•

Amendments to certain covenants to provide additional flexibility, including (i) conditioning permitted distributions on minimum availability, fixed charge coverage ratio and other requirements, (ii) conditioning permitted foreign investments on minimum availability, fixed charge coverage ratio and other requirements, (iii) conditioning permitted acquisitions on minimum availability, fixed charge coverage ratio and other requirements and (iv) permitting certain sale-leaseback transactions;

•	Permitting the repurchase of the Company’s 7.875% notes due 2019 under certain circumstances; and

•

Reduction of the fixed charge coverage ratio maintenance requirement to 1.0:1.0 and reduction of the availability threshold for triggering compliance with the fixed charge coverage ratio, as described below.

With the Second ARLS Agreement, the applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%

As of December 31, 2013, $4.7 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of December 31, 2013, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2013, we had outstanding letters of credit of $2.8 million and borrowing availability of $37.2 million under the revolving credit facility.

The borrowers’ obligations under the revolving credit facility are secured by a first-priority lien (subject to certain permitted liens) on substantially all of our tangible and intangible assets, as well as 100% of the capital stock of the direct domestic subsidiaries of each borrower and 65% of the capital stock of each foreign subsidiary directly owned by a borrower. The borrowers are jointly and severally liable for the obligations under the revolving credit facility and unconditionally guarantee the prompt payment and performance thereof.

Until December 31, 2013, the applicable margin was set at Level III. Thereafter, the applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter because of our failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate.

We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $10.0 million from January 1, 2013 through November 15, 2013 and borrowing availability in excess of $7.5 million from November 15, 2013 through December 31, 2013, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2013.

The Second ARLS Agreement contains other customary restrictive covenants, and customary reporting and other affirmative covenants. See Note 8 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on the covenants. The Company was in compliance with these covenants as of December 31, 2013.

The Second ARLS Agreement contains customary events of default, including, without limitation:

•	nonpayment of obligations under the revolving credit facility when due;

•	material inaccuracy of representations and warranties;

•	violation of covenants in the Second ARLS Agreement and certain other documents executed in connection with it;

•	breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees;

•	denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect;

•	certain judgments in excess of $2.0 million;

•	the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business;

•	cessation of an obligor’s business for a material period of time;

•	impairment of collateral through condemnation proceedings;

•	certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act events; and

•	a change in control of the Company.

Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.

Voluntary prepayments of amounts outstanding under the revolving credit facility are permitted at any time, without premium or penalty.

The Second ARLS Agreement requires the borrowers to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent the borrowers do not use the proceeds for the purchase of assets useful in the borrowers’ businesses.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of December 31, 2013.

The 7.875% Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others:

•	nonpayment of principal or interest when due;

•	breach of covenants or other agreements in the 7.875% Notes Indenture;

•	defaults in payment of certain other indebtedness;

•	certain events of bankruptcy or insolvency; and

•	certain defaults with respect to the security interests.

Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement.

We may redeem the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we may redeem up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we may redeem up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Second ARLS Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant, if applicable, and other covenants in the Second ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Second ARLS Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Second ARLS Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Second ARLS Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Second ARLS Agreement, the lender could declare an event of default under the Second ARLS Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 7.875% notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash on hand, cash flow from operating activities together with available borrowings under the Second ARLS will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Long-term debt obligations	$250,000	$—	$—	$—
Estimated interest payments	105,602	19,961	39,977	39,922
Operating lease obligations	31,139	10,563	9,496	3,777
Pension and other post-retirement funding	47,293	3,830	8,043	8,812

Total	$434,034	$34,353	$57,515	$52,510

We have recorded a liability of approximately $0.1 million of unrecognized tax benefits, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties and interest of approximately $0.1 million.

Since December 31, 2013, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. Capital lease agreements entered into by us are not material in total.

In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist primarily of long-term restructuring reserves, long-term performance awards and other items. We also enter into agreements with our customers at the beginning of a given platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.

As of December 31, 2013, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2013, we had outstanding letters of credit of $2.8 million. We do not believe that these letters of credit will be required to be drawn.

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

Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty liability was approximately $4.5 million and $3.2 million at December 31, 2013 and 2012, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have another post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

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

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve, for U.S. pensions, and the Barclay’s Capital Non-Gilt AA Rated Sterling Bond Index, for non-U.S. pensions, in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2013 was 4.57% for the U.S. and 4.4% for the non-U.S pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2013 and 2012, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans. For 2013 and 2012, we assumed an expected long-term rate of return on plan assets of 5.8% for the non-U.S. pension plans.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2013 pension and other post-retirement benefits results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2013:
Discount rate	$(148)	$130
Expected long-term rate of return on plan assets	$(515)	$764
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2013:
Discount rate	$(10,376)	$12,972

We believe we are in compliance with the requirements of the Affordable Care Act and do not anticipate any major changes or cost issues in the immediate future. We will continue to evaluate the situation to understand both potential impacts and any opportunities the Act may present. Affordable Care Act changes implemented to date include:

•	Expansion of coverage for older children up to age 26

•	Elimination of lifetime maximum benefit limits

•	Elimination of preexisting condition exclusions for children

•	Limited reimbursement under Flexible Spending Accounts for over the counter medications

•	Women’s Preventive Care — expansion of preventive services without co-pays or deductibles

•	Flex Spending Limits — reduction in annual limit for flex spending accounts from $5,000 to $2,500 Increase in

•	Medicare tax by 0.9 percent on wages over $200,000 for single filers, $250,000 for joint filers and $125,000 for those who are married filing separately.

•	W-2 Reporting of Benefits — W-2 forms will be required to show the non-taxable cost of employer health care coverage.

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 7.0% and 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 and 2012, respectively. The rate was assumed to decrease gradually to 5.0% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2013 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$5	$(5)
Other post-retirement benefit liability	$17	$(16)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2013 and 2012. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would not have a material impact on pre-tax earnings and cash flows.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and will hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting noncash gain or loss recorded in our consolidated statements of income (loss). We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Outstanding foreign currency forward exchange contracts at December 31, 2013 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2013 amounted to a net asset of $0.2 million, which was included in other current assets in our consolidated balance sheets. The fair value of our contracts at December 31, 2012 amounted to an asset of $0.4 million, which is included in other current assets in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of operations.

Our primary exposures to foreign currency exchange fluctuations are Euro/British pound, Japanese yen/Chinese yuan, Euro/U.S. dollar and Mexican peso/U.S. dollar. At December 31, 2013 and 2012, the potential reduction in earnings from a hypothetical instantaneous 10 percent adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be immaterial based on the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10 percent.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2013 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our assets at December 31, 2013 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Commercial Vehicle Group, Inc.:

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, Schedule II “Valuation and Qualifying Accounts” as of and for the years ended December 31, 2013 and 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the years ended December 31, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Commercial Vehicle Group, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows of Commercial Vehicle Group, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in Item 15 for the year ended December 31, 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the 2011 consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2011 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio

March 13, 2012

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash	$72,695	$68,369
Accounts receivable, net of allowances of $2,302 and $3,393, respectively	119,069	114,573
Inventories	80,133	88,481
Deferred income taxes	8,180	8,381
Other current assets	7,536	6,446

Total current assets	287,613	286,250

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	29,701	30,731
Machinery and equipment	162,476	157,873
Construction in progress	5,109	12,059
Less accumulated depreciation	(118,410)	(117,359)

Property, plant and equipment, net	78,876	83,304
GOODWILL	8,220	8,986
INTANGIBLE ASSETS, net of accumulated amortization of $4,159 and $2,647, respectively	20,348	23,001
DEFERRED INCOME TAXES	24,468	23,615
OTHER ASSETS	12,916	14,509

TOTAL ASSETS	$432,441	$439,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,280	$58,063
Accrued liabilities and other	34,285	32,869

Total current liabilities	102,565	90,932

LONG-TERM DEBT	250,000	250,000
PENSION AND OTHER POST-RETIREMENT BENEFITS	17,249	28,273
OTHER LONG-TERM LIABILITIES	2,686	4,152

Total liabilities	372,500	373,357

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 60,000,000 shares authorized; 28,860,143 and 28,463,479 shares issued and outstanding, respectively	296	290
Treasury stock purchased from employees; 689,248 and 590,154, respectively	(6,095)	(5,264)
Additional paid-in capital	229,137	223,822
Retained deficit	(137,122)	(124,677)
Accumulated other comprehensive loss	(26,308)	(27,885)

Total CVG stockholders’ equity	59,908	66,286
Non-controlling interest	33	22

Total stockholders’ equity	59,941	66,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$432,441	$439,665

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except share and per share amounts)
REVENUES	$747,718	$857,916	$832,022
COST OF REVENUES	667,989	741,378	716,430

Gross Profit	79,729	116,538	115,592
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	71,711	71,949	65,521
AMORTIZATION EXPENSE	1,580	493	346
RESTRUCTURING COSTS	—	—	669

Operating Income	6,438	44,096	49,056
OTHER EXPENSE	139	69	353
INTEREST EXPENSE	21,087	20,945	19,570
LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	7,448

(Loss) Income Before (Benefit) Provision for Income Taxes	(14,788)	23,082	21,685
(BENEFIT) PROVISION FOR INCOME TAXES	(2,337)	(26,948)	3,095

NET (LOSS) INCOME	(12,451)	50,030	18,590

Less: Non-controlling interest in subsidiary’s loss	(6)	(47)	(15)

NET (LOSS) INCOME ATTRIBUTABLE TO CVG STOCKHOLDERS	$(12,445)	$50,077	$18,605

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.44)	$1.77	$0.67

Diluted	$(0.44)	$1.76	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,584	28,230	27,848

Diluted	28,584	28,428	28,190

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Net income (loss)	$(12,451)	$50,030	$18,590

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,338)	1,692	(1,416)
Minimum pension liability, net of tax	5,910	(1,721)	(6,730)

Other comprehensive income (loss)	1,572	(29)	(8,146)

Comprehensive (loss) income	$(10,879)	$50,001	$10,444

Less: Comprehensive loss attributed to noncontrolling interests	(11)	(9)	(16)

Comprehensive (loss) income attributable to CVG stockholders	$(10,868)	$50,010	$10,460

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity (Deficit)	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands, except share data)
BALANCE — December 31, 2010	27,756,759	$280	$(2,851)	$215,491	$(193,359)	$(19,673)	$(112)	$—	$(112)

Issuance of restricted stock	555,832	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(141,662)	—	(1,208)	—	—	—	(1,208)	—	(1,208)
Share-based compensation expense	—	—	—	3,621	—	—	3,621	—	3,621
Total comprehensive income (loss)	—	—	—	—	18,605	(8,145)	10,460	(16)	10,444
Non-controlling interests	—	—	—	—	—	—	—	25	25

BALANCE — December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

Issuance of restricted stock	455,834	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(163,284)	—	(1,205)	—	—	—	(1,205)	—	(1,205)
Share-based compensation expense	—	—	—	4,710	—	—	4,710	—	4,710
Total comprehensive income (loss)	—	—	—	—	50,077	(67)	50,010	(9)	50,001
Non-controlling interests	—	—	—	—	—	—	—	22	22

BALANCE — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308

Issuance of restricted stock	495,758	6	—	—	—	—	6	—	6
Surrender of common stock by employees	(99,094)	—	(831)	—	—	—	(831)	—	(831)
Share-based compensation expense	—	—	—	5,315	—	—	5,315	—	5,315
Total comprehensive income (loss)	—	—	—	—	(12,445)	1,577	(10,868)	(11)	(10,879)
Non-controlling interests	—	—	—	—	—	—	—	22	22

BALANCE — December 31, 2013	28,860,143	$296	$(6,095)	$229,137	$(137,122)	$(26,308)	$59,908	$33	$59,941

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,451)	$50,030	$18,590

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,583	14,067	12,576
Provision for doubtful accounts	2,520	2,599	4,324
Noncash amortization of debt financing costs	1,132	1,132	1,254
Loss on early extinguishment of debt	—	—	7,448
Amortization of bond discount/premium, net	—	—	(345)
Pension plan contributions	(3,103)	(2,649)	(2,860)
Shared-based compensation expense	5,278	4,710	3,621
Loss on sale of assets	142	126	326
Deferred income tax benefit	(398)	(30,762)	(1,004)
Noncash (gain) loss on forward exchange contracts	264	(765)	347
Change in other operating items:
Accounts receivable	(6,934)	15,126	(39,844)
Inventories	8,553	(6,748)	(9,962)
Prepaid expenses	(1,250)	1,559	1,295
Accounts payable and accrued liabilities	11,457	(25,273)	9,824
Income taxes payable	(1,683)	(1,243)	2,002
Pension obligation	(1,387)	1,613	513
Other operating activities, net	(3,569)	527	(311)

Net cash provided by operating activities	19,154	24,049	7,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,626)	(17,323)	(21,325)
Proceeds from disposal/sale of property, plant and equipment	322	125	63
Post-acquisition and acquisition payments, net of cash received	—	(24,520)	(11,114)
Other investing activities, net	(645)	(1,041)	—

Net cash used in investing activities	(12,949)	(42,759)	(32,376)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock under equity incentive plans	38	5	5
Surrender of common stock by employees	(831)	(1,205)	(1,208)
Repayment of long-term debt	—	—	(170,929)
Borrowings of long-term debt	—	—	250,000
Debt issuance costs and other	(144)	22	(6,938)

Net cash (used in) provided by financing activities	(937)	(1,178)	70,930

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(942)	302	(984)

NET INCREASE (DECREASE) IN CASH	4,326	(19,586)	45,364
CASH:
Beginning of period	68,369	87,955	42,591

End of period	$72,695	$68,369	$87,955

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,958	$19,944	$20,512

Cash paid for income taxes, net	$2,344	$4,566	$1,184

Unpaid purchases of property and equipment included in accounts payable	$1,040	$1,318	$966

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

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

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $19.0 million and $13.6 million, respectively.

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

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2013 and 2012 are included within accrued expenses in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2013	2012
Balance — Beginning of the year	$3,239	$2,777
Provisions for new warranties issued	5,084	2,614
Changes in provision for preexisting warranties	107	113
Deduction for payments made	(3,914)	(2,286)
Currency translation adjustment	13	21

Balance — End of year	$4,529	$3,239

Research and Development Costs — Research and development costs are expensed as incurred and included in selling, general and administration expenses. Research and development costs charged to expense for the years ended December 31, 2013 and 2012 were approximately $6.0 million and $6.4 million, respectively.

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

Comprehensive (Loss) Income — Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. We disclose comprehensive loss in the consolidated statements of comprehensive (loss) income. See footnote 16 for a rollforward of activity in comprehensive loss.

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

	2013	2012	2011

A.B. Volvo	16%	15%	14%

PACCAR	16	19	18

Daimler Trucks	14	15	13

Caterpillar	7	10	11

Navistar	7	7	9

Deere & Co.	5	5	4

As of December 31, 2013 and 2012, net receivables from these customers represented approximately 60% and 58% of total receivables, respectively.

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

Foreign Currency Forward Exchange Contracts — We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of income (loss). We do not hold or issue foreign exchange options or forward contracts for trading purposes.

Recently Issued Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles — Goodwill and Other.” The ASU gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The Company adopted this guidance in fiscal 2013.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements. The new standard is effective for reporting periods beginning after December 15, 2013. The Company will implement the provisions of ASU 2013-02 as of January 1, 2014.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new standard is to be applied prospectively but retrospective application is permitted. The Company has previously implemented the provisions of ASU 2013-11 which are reflected in the years ended December 31, 2013, 2012 & 2010.

3.	Fair Value Measurement

At December 31, 2013, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The fair values of our derivative assets and liabilities measured on a recurring basis as of December 31 are categorized as follows (in thousands):

	2013				2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$259	$—	$259	$—	$419	$—	$419	$—

Derivative liabilities [1]	$105	$—	$105	$—	$1	$—	$1	$—

(1)	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2013		2012
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$11,157	$11,311	$10,066	$10,484

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges at December 31 (in thousands):

	Asset Derivatives
	2013		2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$259	Other current assets	$419

	Liability Derivatives
	2013		2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$105	Accrued liabilities	$1

The following table summarizes the effect of derivative instruments on the consolidated statements of income (loss) for derivatives not designated as accounting hedges at December 31 (in thousands):

		2013	2012
	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$(264)	$765

The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$250,000	$250,000	$248,750

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt.    The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.

There were no material fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2013 or 2012.

4.	Business Combinations

On November 5, 2012, we acquired all of the seat assembly assets related to VSPL for cash consideration of approximately $14.0 million and contingent consideration estimated at $1.7 million. No additional contingent consideration was paid on the first anniversary of closing as the results did not exceed the EBITDA threshold. The additional contingent consideration estimated to be paid based on the second anniversary of the closing date is $1.1 million. Total purchase price shall not exceed approximately $16.2 million. VSPL supplies seats primarily for the passenger, school and coach bus markets in India. VSPL has three leased facilities, one each in the Baska (State of Gujarat), Pune (State of Maharashtra) and Dharwad (State of Karnataka) regions of India. The acquisition of VSPL is consistent with our intent to grow and expand into the India commercial vehicle market and complements our existing initiatives in the construction and truck markets of India.

On December 28, 2012, we acquired all of the assets related to Daltek, LLC (“Daltek”) for total consideration of approximately $13.2 million (the “Daltek acquisition”). The consideration consisted of $10.6 million cash paid upon closing, with $2.5 million deferred until 18 months following closing. Daltek is a company specializing in the application of customized industrial hydrographic films, paints and other interior and exterior finishes. Daltek has two leased facilities in Dalton, Georgia. The acquisition of Daltek complements our existing exterior and interior trim products and is consistent with our plan to grow and diversify outside of the Class 8 market. Pro forma results for our 2012 acquisitions would not be materially different than as reported.

In 2011, we entered into a joint venture (the “Joint Venture”) with Hema Engineering Industries Limited (“Hema”) for the production of seats and seating components for the India commercial vehicle market and for the supply of seats and components to our other global locations. At the date of the Joint Venture, we held a 90% ownership and Hema held a 10% ownership in the Joint Venture, which we deemed a voting interest entity. In connection with the VSPL acquisition, our ownership interest increased to approximately 99% and Hema holds approximately 0.26 percent ownership in the Joint Venture. Hema has the option to increase its ownership interest in the Joint Venture to 10% within 18 months from November 12, 2012. As a result, we consolidate the Joint Venture in our consolidated financial statements according to the voting model.

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

5.	Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2013	2012
Raw materials	$52,455	$57,355
Work in process	11,895	13,659
Finished goods	15,783	17,467

	$80,133	$88,481

6.	Accrued and Other Liabilities

Accrued and other liabilities consisted of the following as of December 31 (in thousands):

	2013	2012
Compensation and benefits	$14,654	$17,428
Interest	4,255	4,274
Warranty costs	4,529	3,239
Deferred revenue	2,100	145
Legal and professional fees	1,704	1,240
Contingent consideration	1,132	—
Accrued freight	1,085	874
Taxes payable	316	1,750
Other	4,510	3,919

	$34,285	$32,869

7.	Debt

Debt consisted of the following at December 31 (in thousands):

	2013	2012
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

Revolving Credit Facility

On November 15, 2013, the Company and certain of the Company’s subsidiaries, as borrowers (together with the Company, the “borrowers”) entered into a Second ARLS Agreement (as so amended and restated, the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, the borrowers and Bank of America, N.A., as agent and lender, as amended, governing the Company’s revolving credit facility.

Among other things, the Second ARLS Agreement extended the maturity of the revolving credit facility to November 15, 2018 and amended the applicable margin, as described below. The Second ARLS Agreement included amendments to certain covenants to provide additional flexibility, including amendments to (i) eliminate the aggregate cap on permitted distributions and instead condition such distributions on minimum availability, fixed charge coverage ratio and other requirements, (ii) eliminate the aggregate cap on permitted foreign investments and instead condition such foreign investments on minimum availability, fixed charge coverage ratio and other requirements, (iii) eliminate the aggregate cap on purchase consideration for permitted acquisitions and instead condition such acquisitions on minimum availability, fixed charge coverage ratio and other requirements and (iv) permitting certain sale-leaseback transactions. In addition, the covenant restricting payment of certain debt was amended to permit repurchases of the Company’s 7.875% senior secured notes due 2019 if certain conditions are met. The Second ARLS Agreement also amended the financial covenant to reduce the fixed charge coverage ratio maintenance requirement to 1.0:1.0 and reduced the availability threshold for triggering compliance with the fixed charge coverage ratio, as described below.

The size of the revolving credit facility was unchanged by the Second ARLS Agreement and remains at $40 million, but the borrowers may request an increase in revolver commitments from time to time in an aggregate amount of up to $35 million, as long as the requested increase does not breach any subordinated debt agreement of the borrowers or the indenture governing the Company’s 7.875% senior secured notes due 2019. Availability under the revolving credit facility is subject to borrowing base limitations and an availability block equal to the amount of debt and foreign cash management servicesBank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

As a result of the Second ARLS Agreement, the applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%

Until December 31, 2013, the applicable margin was set at Level III. Thereafter, the applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of December 31, 2013, approximately $4.7 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of December 31, 2013, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2013, we had outstanding letters of credit of approximately $2.8 million and borrowing availability of $37.2 million under the revolving credit facility.

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

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $10.0 million from January 1, 2013 through November 15, 2013 and borrowing availability in excess of $7.5 million from November 15, 2013 through December 31, 2013, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2013.

The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2013.

The Second ARLS Agreement contains customary events of default, including, without limitation, nonpayment of obligations under the revolving credit facility when due; material inaccuracy of representations and warranties; violation of covenants in the Second ARLS Agreement and certain other documents executed in connection therewith; breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain judgments in excess of $2.0 million; the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business; cessation of an obligor’s business for a material period of time; impairment of collateral through condemnation proceedings; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act events; and a change in control of the Company. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.

Voluntary prepayments of amounts outstanding under the revolving credit facility are permitted at any time, without premium or penalty.

The Second ARLS Agreement requires the borrowers to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent the borrowers do not use the proceeds for the purchase of assets useful in the borrowers’ businesses.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of December 31, 2013. We may redeem the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we may redeem up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we may redeem up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

8.	Goodwill and Intangible Assets

Our intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2013
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,680	$(3,090)	$6,590
Customer relationships	15 years	14,828	(1,069)	13,759

		$24,508	$(4,159)	$20,349

	December 31, 2012
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,911	$(2,556)	$7,355
Customer relationships	15 years	15,737	(91)	15,646

		$25,648	$(2,647)	$23,001

The aggregate intangible asset amortization expense was approximately $1.5 million, $0.5 million and $0.3 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

The estimated intangible asset amortization expense for the five succeeding fiscal years ending after December 31, 2013, is as follows (in thousands):

2014	$1,505
2015	$1,350
2016	$1,350
2017	$1,350
2018	$1,350

The changes in the carrying amounts of goodwill for the years ended December 31 are as follows (in thousands):

	2013	2012
Balance — Beginning of the year	$8,986	$—
Additional acquisitions recorded	—	9,093
Currency translation adjustment	(766)	(107)

Balance — End of the year	$8,220	$8,986

9.	Income Taxes

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2013	2012	2011
Domestic	$(20,863)	$13,315	$12,135
Foreign	6,075	9,767	9,550

Total	$(14,788)	$23,082	$21,685

A reconciliation of income taxes computed at the statutory rates to the reported income tax (benefit) provision for the years ended December 31 is as follows (in thousands):

	2013	2012	2011
Federal provision at statutory rate	$(5,176)	$8,079	$7,590
U.S./foreign tax rate differential	(809)	665	555
Foreign non-deductible expenses	1,174	1,557	—
Foreign tax provision	114	83	582
State taxes, net of federal benefit	1,009	1,194	37
Change in uncertain tax positions	(253)	(359)	184
Change in valuation allowance	856	(43,804)	(3,951)
Tax credits	(326)	(37)	(259)
Share-based compensation	636	539	325
Reduction of prior year’s tax attributes	—	255	(1,424)
Permanent goodwill	—	—	(412)
Entity reclassification gain	—	4,167	—
Other	438	713	(132)

(Benefit) provision for income taxes	$(2,337)	$(26,948)	$3,095

The (benefit) provision for income taxes for the years ended December 31 is as follows (in thousands):

	2013			2012			2011
	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision
Federal	$(2,689)	$(1,837)	$(4,526)	$(6,295)	$(31,676)	$(37,971)	$(240)	$(817)	$(1,057)
State and local	17	994	1,011	854	1,023	1,877	857	(533)	324
Foreign	731	447	1,178	9,281	(135)	9,146	3,482	346	3,828

Total	$(1,941)	$(396)	$(2,337)	$3,840	$(30,788)	$(26,948)	$4,099	$(1,004)	$3,095

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2013	2012
Current deferred tax assets (liabilities):
Accounts receivable	$202	$306
Inventories	3,265	3,318
Warranty costs	2,302	1,874
Foreign exchange contracts	(58)	(157)
Accrued benefits	1,993	1,945
Other accruals not currently deductible for tax purposes	1,044	1,453

	8,748	8,739

Valuation allowance	(568)	(532)

Net current deferred tax assets	$8,180	$8,207

Noncurrent deferred tax (liabilities) assets:
Amortization and fixed assets	$8,516	$13,620
Pension obligation	4,913	8,828
Net operating loss carryforwards	27,613	18,365
Tax credit carryforwards	1,823	1,631
Stock options	410	608
Other temporary differences not currently available for tax purposes	(2,617)	(2,478)

	40,658	40,574

Valuation allowance	(16,621)	(16,960)

Net noncurrent deferred tax assets	$24,037	$23,614

Total deferred tax asset	$32,217	$31,821

As of December 31, 2013, we had total deferred assets of $60.9 million, which was offset by $17.2 million of valuation allowances. Our total deferred tax liabilities were $11.5 million. Our overall deferred tax position was a net deferred tax asset of $32.2 million.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.1 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

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

During 2012, we generated sufficient earnings to support a three-year cumulative history of domestic pre-tax book earnings. When combined with the review of other positive and negative evidence, we determined that it was appropriate to release the entire $53.5 million of valuation allowances associated with all federal and state deferred tax assets existing at December 31, 2011. We continued to carry a valuation allowance of $17.5 million related to net deferred assets in international jurisdictions that have a multiple year cumulative loss at December 31, 2012. As of December 31, 2013, we determined that a valuation allowance of $17.2 million was needed against certain foreign deferred tax assets. This amount represents our total net deferred assets in international jurisdictions that have a multiple year cumulative loss. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2013 and 2012, our net deferred tax asset position in our financials was $32.2 million and $31.8 million, respectively.

As of December 31, 2013, we had $59.8 million of foreign, $25.9 million of federal and $80.0 million of state net operating loss carryforwards available to offset future taxable income. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Our net operating loss carryforwards expire beginning in 2014 and continue through 2033, except for certain tax jurisdictions with no expiration dates.

As of December 31, 2013, we had $1.3 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years and will expire beginning in 2027 and continue through 2033. We also had $0.5 million of alternative minimum tax credit carryforward that do not expire.

As of December 31, 2013, undistributed earnings from our foreign affiliates were $37.7 million. We do not intend to repatriate these funds and consider these funds to be permanently reinvested in accordance with ASC 740-30. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.

As of December 31, 2013 cash of $19.6 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

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

We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2008. We currently have no tax examinations in process.

As of December 31, 2013 and 2012, we provided a liability of $0.2 million and $0.4 million, respectively, of unrecognized tax benefits related to various federal and state income tax positions, all of which would impact our effective tax rate, if recognized.

We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.1 million and $0.2 million accrued for the payment of interest and penalties at December 31, 2013 and December 31, 2012, respectively. Accrued interest and penalties are included in the $0.2 million of unrecognized tax benefits.

Approximately $0.2 million of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2013	2012	2011
Balance — Beginning of the year	$444	$851	$666
Gross increase — tax positions in prior periods	—	162	235
Gross decreases — tax positions in prior periods	(257)	(523)	(48)
Gross increases — current period tax positions	2	20	—
Lapse of statute of limitations	—	(66)	(2)

Balance — End of the year	$189	$444	$851

10.	Segment Reporting and Geographic Locations

Operating segments are defined as components of an enterprise that are evaluated regularly by the company’s chief operating decision maker. Due to the manner in which our chief operating decision maker regularly assesses performance and decides how to allocate resources, we have a single operating segment.

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2013		2012		2011
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$557,389	$63,404	$674,106	$67,821	$611,240	$69,438
United Kingdom	50,281	2,329	57,623	2,890	71,389	3,353
All other countries	140,048	13,143	126,187	12,593	149,393	3,881

	$747,718	$78,876	$857,916	$83,304	$832,022	$76,672

Revenues are attributed to geographic locations based on the location of where the product is sold. Included in all other countries are intercompany sales eliminations.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$314,440	42	$362,631	42	$357,994	43
Electronic wire harnesses and panel assemblies	152,947	21	175,051	21	179,595	22
Trim systems and components	150,605	20	170,110	20	156,849	19
Cab structures, sleeper boxes, body panels and structural components	74,219	10	86,701	10	83,692	10
Mirrors, wipers and controls	55,507	7	63,423	7	53,892	6

	$747,718	100	$857,916	100	$832,022	100

11.	Commitments and Contingencies

Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $16.8 million, $15.0 million and $16.0 million in 2013, 2012 and 2011, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2013 under these operating leases are as follows (in thousands):

Year Ending December 31,
2014	10,563
2015	5,954
2016	3,542
2017	2,313
2018	1,463
Thereafter	7,304

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2013, we had no such guarantees.

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

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2013.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2013, 2012 and 2011 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	2013	2012	2011
Net income (loss) attributable to common stockholders — basic and diluted	$(12,445)	$50,077	$18,605

Weighted average number of common shares outstanding	28,584	28,230	27,848
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	198	342

Dilutive shares outstanding	28,584	28,428	28,190

Basic earnings (loss) per share attributable to common stockholders	$(0.44)	$1.77	$0.67

Diluted earnings (loss) per share attributable to common stockholders	$(0.44)	$1.76	$0.66

As of December 31, 2013, diluted earnings per share excludes approximately 855 thousand shares of nonvested restricted stock and 206 thousand shares of outstanding stock options as the effect would have been anti-dilutive. As of December 31, 2012, diluted earnings per share excludes approximately 467 thousand shares of nonvested restricted stock and 470 thousand shares of outstanding stock options as the effect would have been anti-dilutive. As of December 31, 2011, diluted earnings per share excludes approximately 291 thousand shares of nonvested restricted stock and 470 thousand shares of outstanding stock options as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement and the 7.875% Notes Indenture restricts the payment or distribution of our cash or other assets, including cash dividend payments.

13.	Performance Awards

Awards, defined as cash, shares or other awards, may be granted to employees under the Fourth Amended and Restated Equity Incentive Plan. The Award is earned and payable based upon the Company’s relative “Total Shareholder Return” in terms of ranking as compared to the “Peer Group” over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock (or the publicly traded common stock of the applicable Peer Group company) for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s “Starting Stock Price” and “Ending Stock Price,” by (B) the Starting Stock Price. The award is to be paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not present during the entire Performance Period, the award will be forfeited. These grants were accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the “Peer Group”. Performance awards were granted in November 2013 and 2012 under the Fourth Amended and Restated Equity Incentive Plan. The awards granted in 2013 totaled $1.4 million and specify that payments will be made in cash. Awards granted in 2012 totaled $0.7 million, net of forfeitures of $1.2 million and specify that payments will be made in cash. These 2012 awards will vest in November 2015 and the 2013 awards will vest in 2016. Compensation expense was recognized totaling $0.2 million for the years ended December 31, 2013 and 2012. The expense to be recorded in future periods totals $1.7 million for the unvested portion of the awards.

14.	Share-Based Compensation

We estimate our pre-tax share-based compensation expense to be approximately $3.6 million in 2014 based on our current share-based compensation arrangements. The pre-tax share-based compensation expense that has been charged against income for the share-based compensation arrangements was approximately $5.3 million, $4.7 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Option Grants — In October 2004, we granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. As of December 31, 2008, there was no amount remaining of unearned compensation related to nonvested stock options granted in October 2004 under the amended and restated equity incentive plan.

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

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
November 2011	443,250	3 equal annual installments commencing on October 20, 2012	$1.2	10
November 2012	494,151	3 equal annual installments commencing on October 20, 2013	$2.0	22
August 2013	100,000	3 equal annual installments commencing on October 20, 2014	$0.7	34
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$2.9	34

As of December 31, 2013, there was approximately $6.8 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

We currently estimate the forfeiture rate for November 2013, November 2012 and November 2011 restricted stock awards at 8.2%, 8.2% and 8.2%, respectively, for all participants of each plan. A summary of the status of our stock options as of December 31, 2013 and changes during the twelve-month period ending December 31, 2013 is presented below:

Stock Options	Options (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2012	476	$15.69	1.9	$14
Exercised	(7)	5.54
Forfeited	(263)	15.84

Outstanding at December 31, 2013	206	$15.84	0.9	$—

Exercisable at December 31, 2013	206	$15.84	0.9	$—

Nonvested, expected to vest at December 31, 2013	—	$—	—	$—

The following table summarizes information about our nonvested restricted stock grants as of December 31, 2013:

	Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2012	908	$10.10
Granted	571	6.96
Vested	(489)	11.05
Forfeited	(135)	9.30

Nonvested at December 31, 2013	855	$7.59

The weighted-average grant-date fair value for the years ended December 31, 2013, 2012 and 2011 was $6.96, $7.85 and $11.49, respectively. We expect employees to surrender approximately 161 thousand shares of our common stock in connection with the vesting of restricted stock during 2014 to satisfy income tax withholding obligations.

As of December 31, 2013, a total of 625,052 shares were available from the 4.6 million shares authorized for award under our Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2013; however, our employees surrendered 99 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

15.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $2.2 million, $2.2 million and $1.0 million in 2013, 2012 and 2011, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.

The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation — Beginning of year	$47,096	$44,003	$41,768	$37,060	$918	$1,302
Service cost	108	112	—	—	—	—
Interest cost	1,704	1,802	1,761	1,863	29	48
Participant contributions	—	—	—	—	19	38
Benefits paid	(1,875)	(1,716)	(1,601)	(1,453)	(107)	(112)
Actuarial loss (gain)	(5,004)	2,895	493	2,605	(173)	(358)
Exchange rate changes	—	—	850	1,693	—	—

Benefit obligation at end of year	42,029	47,096	43,271	41,768	686	918
Change in plan assets:
Fair value of plan assets — Beginning of year	29,395	25,823	31,939	28,241	—	—
Actual return on plan assets	3,935	3,565	3,128	2,935	—	—
Employer contributions	2,087	1,723	928	926	88	75
Participant contributions	—	—	—	—	19	38
Benefits paid	(1,875)	(1,716)	(1,601)	(1,453)	(107)	(112)
Exchange rate changes	—	—	650	1,290	—	(1)

Fair value of plan assets at end of year	33,542	29,395	35,044	31,939	—	—

Funded status	$(8,487)	$(17,701)	$(8,227)	$(9,829)	$(686)	$(918)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
Current liabilities	$—	$—	$—	$—	$151	$175
Noncurrent liabilities	8,487	17,701	8,227	9,829	535	743

Net amount recognized	$8,487	$17,701	$8,227	$9,829	$686	$918

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-retirement Benefit Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$108	$112	$73	$—	$—	$—	$—	$—	$—
Interest cost	1,704	1,802	1,956	1,761	1,863	2,127	29	48	65
Expected return on plan assets	(2,202)	(1,955)	(1,915)	(1,878)	(1,697)	(1,797)	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(122)	(128)	(128)
Recognized actuarial loss (gain)	421	371	104	302	260	287	(157)	(89)	(136)

Net periodic benefit cost	$31	$330	$218	$185	$426	$617	$(250)	$(169)	$(199)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-retirement Benefit Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net actuarial loss (gain)	$8,014	$15,172	$14,256	$10,130	$10,965	$9,428	$(682)	$(663)	$(381)
Prior service credit	—	—	—	—	—	—	81	(41)	(170)

	$8,014	$15,172	$14,256	$10,130	$10,965	$9,428	$(601)	$(704)	$(551)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income at December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
Actuarial loss (gain)	$(6,737)	$1,286	$(757)	$1,367	$(173)	$(358)
Amortization of actuarial (gain) loss	(421)	(371)	(302)	(260)	158	90
Prior service credit	—	—	—	—	122	128

Total recognized in other comprehensive income (loss)	$(7,158)	$915	$(1,059)	$1,107	$107	$(140)

The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million. The estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-retirement Benefit Plans
	2013	2012	2013	2012	2013	2012
Discount rate	4.57%	3.67%	4.40%	4.20%	4.57%	3.67%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-retirement Benefit Plans
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.67%	4.19%	5.31%	4.20%	4.90%	5.70%	3.67%	4.19%	5.31%
Expected return on plan assets	7.50%	7.50%	7.50%	5.80%	5.80%	6.50%	N/A	N/A	N/A

The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of Plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $2.7 million to our pension plans and our other post-retirement benefit plans in 2014.

Our current investment allocation target for our pension plans for 2014 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2013	2012
Cash and cash equivalents	—%	—%	—%	—%
Equity securities	55	51	58	51
Debt securities	25	39	28	35
Real estate	20	10	14	14

	100%	100%	100%	100%

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

Balanced —The overall balanced category includes funds primarily invested in a mix of equity and fixed income securities where the allocations are at the discretion of the investment manager. All investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.

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

The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$243	$243
Equities:
U.S. large value	3,801	3,801
U.S. large growth	3,731	3,731
International large value	986		986
International blend	5,629		5,629
International growth	2,866	2,866
Emerging markets	2,516	2,516
Balanced	20,666		20,666
Corporate bonds	18,984		18,984
Real Estate:
U.S. property	6,767			6,767
U.K. property	2,843			2,843

Total pension fund assets	$69,032	$13,157	$46,265	$9,610

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26	$26	$—	$—
Equities:
U.S. large value	3,210	3,210	—	—
U.S. large growth	3,020	3,020	—	—
U.S. small cap growth	—	—	—	—
U.K. index	6,507	—	6,507	—
International large value	9,151	—	9,151	—
International blend	4,669	—	4,669	—
International growth	2,498	2,498	—	—
Emerging markets	2,353	2,353	—	—
Balanced	2,801	—	2,801	—
Fixed income securities:
Government bonds	4,063	—	4,063	—
Corporate bonds	14,693	—	14,693	—
Real Estate:
U.S. property	5,968	—	—	5,968
U.K. property	2,375	—	—	2,375

Total pension fund assets	$61,334	$11,107	$41,884	$8,343

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2013	2012
Beginning balance	$8,343	$6,210
Actual return on plan assets:
Relating to assets held at reporting date	980	683
Relating to assets sold during the period	17	0
Purchases, sales and settlements, net	217	1,350
Foreign currency translation adjustment	53	100

Ending balance	$9,610	$8,343

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually to 5% through 2017 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2013 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$5	$(5)
Other post-retirement benefit liability	$17	$(16)

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

Year	Pension Plans	Other Post- retirement Benefit Plans
2014	$3,678	$151
2015	$3,783	$103
2016	$4,064	$92
2017	$4,312	$91
2018	$4,328	$79
2019 to 2023	$26,439	$170

16.	Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income are as follows:

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive income
Beginning balance, January 1, 2012	$(9,261)	$(18,557)	$(27,818)
Net current period change	1,692	(2,116)	(424)
Reclassification adjustments for gains (losses) reclassified into income	—	357	357

Ending balance, December 31, 2012	$(7,569)	$(20,316)	$(27,885)

Net current period change	(4,338)	6,306	1,968
Reclassification adjustments for gains (losses) reclassified into income	—	(391)	(391)

Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)

The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2013 and 2012 are as follows (in thousands):

2013	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit	$8,850	$(2,549)	$6,301
Reclassification of actuarial loss and prior service cost to net income	(443)	52	(391)

Net unrealized loss	8,407	(2,497)	5,910

Cumulative translation adjustment	(4,318)	(20)	(4,338)

Total other comprehensive income (loss)	$4,089	$(2,517)	$1,572

2012	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit	$(2,455)	$339	$(2,116)
Reclassification of actuarial loss and prior service cost to net income	413	(56)	357

Net unrealized loss	(2,042)	283	(1,759)

Cumulative translation adjustment	1,830	(138)	1,692

Total other comprehensive income (loss)	$(212)	$145	$(67)

17.	Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly results of operations for 2013 and 2012 (in thousands, except per share amounts):

	Revenues	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders[1]
2013:
First	$177,822	$18,081	$(273)	$(4,616)	$(4,614)	$(0.16)	$(0.16)
Second	$198,909	$28,877	$2,130	$(1,663)	$(1,662)	$(0.06)	$(0.06)
Third	$187,942	$18,091	$(3,428)	$(7,267)	$(7,267)	$(0.25)	$(0.25)
Fourth	$183,045	$20,681	$8,009	$1,096	$1,100	$0.04	$0.04
2012:
First	$236,990	$36,778	$18,503	$11,992	$12,005	$0.43	$0.42
Second	$242,745	$37,456	$19,003	$13,153	$13,155	$0.47	$0.46
Third	$204,824	$26,405	$8,869	$30,473	$30,501	$1.08	$1.07
Fourth	$173,357	$15,899	$(2,279)	$(5,588)	$(5,584)	$(0.20)	$(0.20)

(1)	See Note 13 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our current or former independent accountants on matters of accounting and financial disclosures or reportable events.

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

Based upon the disclosure controls evaluation and because of the identification of a material weakness in our internal control over financial reporting as further discussed below under “Management’s Report on Internal Control over Financial Reporting,” our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that the internal control objectives over financial reporting are achieved.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

The identification of the material weakness described above is deemed to be a change in our internal control over financial reporting during the quarter ended December 31, 2013.

There were no additional changes in the company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Such internal control includes those policies and procedures that:

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

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has identified a material weakness in system access controls resulting in inadequate segregation of duties. Specifically, management failed to effectively operate controls designed to:

(1)	timely remove terminated users’ system access; and

(2)	timely prepare and review system access reports for inappropriate user access.

Additionally, management failed to design a process to review system access by users that transferred between departments.

As a result of this material weakness, a material misstatement of the Company’s annual or interim financial statements could occur and not be prevented or detected on a timely basis. Therefore, management has determined that, as of December 31, 2013, our internal control over financial reporting was not effective.

Our independent registered public accounting firm, KPMG LLP, who audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting, which report appears in this Annual Report on Form 10-K.

Remediation Plan

We are in the process of developing and implementing our remediation plans to address the material weakness in system access controls resulting in inadequate segregation of duties. We intend to take the following actions to remediate the material weakness described herein:

(1)	Review and revise our policies and procedures to enhance oversight of our system access controls, and improve communication between departments in order to:

a.	timely remove system access for terminated employees;

b.	timely prepare and review system access reports for inappropriate user access; and

c.	timely review system access by users that transfer between departments.

(2)

Clearly communicate a strong tone by the Company’s management setting a commitment to fully implement and administer the remediation steps listed above with accountability. Management may determine to take additional measures or determine to modify the remediation plan described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Commercial Vehicle Group, Inc.:

We have audited Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Commercial Vehicle Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to system access controls resulting in inadequate segregation of duties has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commercial Vehicle Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Commercial Vehicle Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

Columbus, Ohio

March 17, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of March 11, 2014:

Name	Age	Principal Position(s)
Richard A. Snell	72	Chairman and Director
Richard P. Lavin	61	President and Chief Executive Officer and Director
Scott C. Arves	57	Director
David R. Bovee	64	Director
Robert C. Griffin	66	Director
S.A. Johnson	73	Director

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

Robert C. Griffin has served as a Director since July 2005. His career has spanned over 25 years in the financial sector, including Director and Audit Committee Chair of JGWPT Holdings, Inc., Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of Sunair Services Corporation from February 2008 until its sale in December 2009 as a member of their Audit Committee and Chairman of their Special Committee. Mr. Griffin currently serves as a Director of GSE Holdings, Inc., where he serves as Chairman and a member of the Compensation Committee and the Nominating and Corporate Governance Committee, and as a Director of Builders FirstSource, Inc., where he is Chairman of the Audit Committee, a member of the Nominating Committee and was Chairman of their Special Committee in 2009. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

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

Richard P. Lavin has served as director since August 2013 and as President and Chief Executive Officer since May 2013. Prior to joining us in May 2013, Mr. Lavin was the Group President of Construction Industries and Growth Markets at Caterpillar Inc. from December 2007 to December ... 2012. Mr. Lavin served as Vice President of Human Resources for Caterpillar Inc. from 2001 to 2004 and served as its Vice President of Operations for Asia Pacific Division from July 2004 to December 2007. From joining Caterpillar in 1984 to 2001, Mr. Lavin served in a number of key leadership roles, including Product Manager, Director of Corporate Human and Labor Relations, Director of Compensation and Benefits and Attorney. Mr. Lavin has been a Director for USG Corporation since November 2009 and ITT Corporation since May 2013. Mr. Lavin served as a Director of US-China Business Council, the U.S.-India Business Council and the U.S. Korea Business Council. Mr. Lavin also was a member of The Conference Board and the Chicago Council on Global Affairs. Mr. Lavin served on the International Advisory Council of Guanghua School of Management at Peking University and serves on the Board of Trustees at Bradley University.

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

Resignation of a Director after fiscal year ended December 31, 2013

On February 5, 2014, Arnold B. Siemer, 76 years old, a director of the Board of Directors of the Company since November 2011, informed the Company that he is resigning from the Board of the Company effective immediately. Mr. Siemer’s resignation from the Board is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Siemer was of the opinion that his other business endeavors were beginning to take time away from his ability to serve on the Board of the Company.

B.	Executive Officers

Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2014 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2013 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2014 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our fourth amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Fourth Amended and Restated Equity Incentive Plan	469,351	[1]	$15.84	625,052
Management Stock Option Plan	6,793		$5.54	—
Equity compensation plans not approved by stockholders	—		$—	—

Total	476,144		$15.69	625,052

(1)

Includes options granted under our Fourth Amended and Restated Equity Incentive Plan. Does not include 4,074,298 shares of restricted stock granted under our Fourth Amended and Restated Equity Incentive Plan, of which 855,240 shares had not vested as of December 31, 2013.

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2014 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2014 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Corporation and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

December 31, 2013, 2012 and 2011

Accounts Receivable Allowances:

Transactions for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Balance — Beginning of the year	$3,393	$3,867	$2,717
Provisions	2,520	2,669	4,324
Utilizations	(3,803)	(3,174)	(4,585)
Collection of bad debt	196	0	0
Acquisitions recorded	0	0	1,459
Currency translation adjustment	(4)	31	(48)

Balance — End of the year	$2,302	$3,393	$3,867

Valuation Allowance:

Transactions for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Balance — Beginning of the year	$17,492	$69,364	$69,099
Provisions	2,640	2,828	1,185
Utilizations	(2,943)	(54,700)	(920)

Balance — End of the year	$17,189	$17,492	$69,364

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

2.1**

Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc., (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-34365), filed on March 15, 2011).

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

4.10

Registration Rights Agreement, dated as of April 26, 2011, by and among the Company, the guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.12

Second Amended and Restated Loan and Security Agreement, dated as of November 15, 2013, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender, (incorporated by reference to the Company’s current report on Form 8-K, filed on November 21, 2013).

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

10.11*	Commercial Vehicle Group, Inc. 2012 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2012).

10.12*	Commercial Vehicle Group, Inc. 2013 Bonus Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 3, 2013).

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

10.16*

Form of Cash Performance Award pursuant to the Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan. Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 11, 2013.

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

10.26*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.27	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.28*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

Exhibit No.	Description

10.29*	Retirement Agreement dated April 3, 2013 with Mervin Dunn, (incorporated by reference to the Company’s current report on Form 8-K, filed on April 8, 2013).

10.30*	Employment Agreement, dated as of August 14, 2013, between the Company and Richard P. Lavin (incorporated by reference to the company’s current report on form 8-K filed on August 20, 2013).

10.31*	Separation Agreement, dated as of August 27, 2013, between the Company and Gerald L. Armstrong (incorporated by reference to the company’s current report on form 8-k filed on August 30, 2013).

10.32*	Offer letter, dated September 27, 2013, to C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K, filed on September 30, 2013).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	302 Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

32.1	Certification by Richard P. Lavin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Certification by C. Timothy Trenary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ Richard P. Lavin
Richard P. Lavin
President and Chief Executive Officer

Date: March 17, 2014

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Signature	Title

/s/ Richard A. Snell Richard A. Snell	Chairman and Director

/s/ Richard P. Lavin Richard P. Lavin	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Scott C. Arves Scott C. Arves	Director

/s/ David R. Bovee David R. Bovee	Director

/s/ Robert C. Griffin Robert C. Griffin	Director

/s/ S.A. Johnson S.A. Johnson	Director

/s/ C. Timothy Trenary C. Timothy Trenary	Chief Financial Officer (Principal Financial and Accounting Officer)