Form 10-Q
period 2014-03-31
Commercial Vehicle Group, Inc.
filed 2014-05-09
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 9, 2014 was 29,717,553 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$73,948	$72,695
Accounts receivable, net of reserve for doubtful accounts of $2,642 and $2,302, respectively	137,773	119,069
Inventories	82,503	80,133
Deferred income taxes	8,173	8,180
Other current assets	7,783	7,536

Total current assets	310,180	287,613

Property, plant and equipment, net of accumulated depreciation of $120,744 and $118,410, respectively	75,402	78,876
Goodwill	8,417	8,220
Intangible assets, net	20,233	20,348
Deferred income taxes	24,383	24,468
Other assets, net	11,497	12,916

Total assets	$450,112	$432,441

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$79,745	$68,280
Accrued liabilities	40,769	34,285

Total current liabilities	120,514	102,565

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	16,598	17,249
Other long-term liabilities	2,574	2,686

Total liabilities	389,686	372,500

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,860,843 and 28,860,143 shares issued and outstanding, respectively	296	296
Treasury stock purchased from employees; 689,248 shares, respectively	(6,095)	(6,095)
Additional paid-in capital	229,643	229,137
Retained loss	(137,628)	(137,122)
Accumulated other comprehensive loss	(25,821)	(26,308)

Total CVG stockholders’ equity	60,395	59,908
Non-controlling interest	31	33

Total stockholders’ equity	60,426	59,941

Total liabilities and stockholders’ equity	$450,112	$432,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$198,071	$177,822
Cost of Revenues	173,767	159,737

Gross Profit	24,304	18,085
Selling, General and Administrative Expenses	18,472	17,949
Amortization Expense	384	409

Operating Income (Loss)	5,448	(273)
Interest and Other Expense	5,108	5,354

Income (Loss) Before Provision (Benefit) for Income Taxes	340	(5,627)
Provision (Benefit) for Income Taxes	848	(1,011)

Net Loss	(508)	(4,616)
Less: Non-controlling interest in subsidiary’s loss	(2)	(2)

Net Loss Attributable to CVG Stockholders	$(506)	$(4,614)

Loss per Common Share:
Basic	$(0.02)	$(0.16)

Diluted	$(0.02)	$(0.16)

Weighted Average Shares Outstanding:
Basic	28,860	28,463

Diluted	28,860	28,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Net loss	$(508)	$(4,616)

Other comprehensive income:
Foreign currency translation adjustments	487	646

	487	646

Comprehensive loss	$(21)	$(3,970)

Less: Comprehensive loss attributed to noncontrolling interests	(2)	(2)

Comprehensive loss attributable to CVG stockholders	$(19)	$(3,968)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Loss	Accum. Other Comp. (Loss)	CVG Stockholders’ Equity	Non- controlling Interests	Total
	Shares	Amount
	(Unaudited)
	(In thousands, except share data)
BALANCE — December 31, 2013	28,860,143	296	(6,095)	229,137	(137,122)	(26,308)	59,908	33	59,941

Vesting of Restricted Stock	700		—	—	—	—	—	—
Share-based compensation expense	—	—	—	506	—	—	506	—	506
Comprehensive income (loss)	—	—	—	—	(506)	487	(19)	(2)	(21)

BALANCE — March 31, 2014	28,860,843	296	(6,095)	229,643	(137,628)	(25,821)	60,395	31	60,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(508)	$(4,616)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,337	4,318
Provision for doubtful accounts	1,507	385
Noncash amortization of debt financing costs	223	283
Impairment of property, plant and equipment	738	—
Shared-based compensation expense	501	1,223
Loss on sale of assets	17	20
Deferred income taxes	120	(1,016)
Noncash gain on forward exchange contracts	(82)	(259)
Change in other operating items	(5,558)	(3,133)

Net cash provided by (used in) operating activities	1,295	(2,795)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,475)	(2,294)
Proceeds from disposal/sale of property, plant and equipment	11	1
Premium payments for deferred compensation	—	(251)

Net cash used in investing activities	(1,464)	(2,544)

Cash Flows from Financing Activities:
Proceeds from borrowings against life insurance policies	1,041	—

Net cash provided by financing activities	1,041	—

Effect of Currency Exchange Rate Changes on Cash	381	2,245

Net Increase (Decrease) in Cash	1,253	(3,094)
Cash:
Beginning of period	72,695	68,369

End of period	$73,948	$65,275

Supplemental Cash Flow Information:
Cash paid for interest	$21	$63

Cash paid for income taxes, net	$328	$1,036

Unpaid purchases of property and equipment included in accounts payable	$680	$2,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG,”, the “Company,” or “we”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty truck market, the medium/ and heavy-construction vehicle markets, military, bus, automotive and agriculture markets, the specialty transportation markets and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles. We have facilities located in the U.S. in Alabama, Arizona, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, Oregon, Tennessee and Virginia and outside of the U.S. in Australia, China, Czech Republic, India, Mexico, Ukraine and the United Kingdom.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 17, 2014. Unless otherwise indicated, all amounts are in thousands except per share amounts.

2. Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update require a public business entity to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including pretax profit or loss attributable to the component and the non-controlling interest profit or loss attributable to the parent. The Update also requires entities to expand disclosures about an entity’s continuing involvement with a discontinued operation, including the amount of any cash inflows and outflows from or to the discontinued operation and entity about a discontinued operation in which an entity retains an equity method investment in the discontinued operation. Those disclosures are required until the results of operations of the discontinued operation in which an entity retains significant continuing involvement are no longer presented separately as discontinued operations in the statement where net income is reported. The amendments of this Update should be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not expect the adoption of this ASU to have a material impact on our financial statements or disclosures.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$277	$—	$277	$—	$259	$—	$259	$—

Derivative liabilities [1]	$41	$—	$41	$—	$105	$—	$105	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$255,625	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices but are infrequently traded. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2014, except for an impairment of $0.8 million recognized for Norwalk land and building assets based on the selling price of $0.6 million in the executed sales agreement. The impairment was recorded in cost of sales on the income statement. The assets are classified as Level 2.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,860,843 shares issued and outstanding as of March 31, 2014.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2014.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2014 and 2013 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stockholders — basic and diluted	$(506)	$(4,614)

Weighted average number of common shares outstanding	28,860	28,463
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	—	—

Dilutive shares outstanding	28,860	28,463

Basic loss per share attributable to common stockholders	$(0.02)	$(0.16)

Diluted loss per share attributable to common stockholders	$(0.02)	$(0.16)

For the three months ended March 31, 2014, diluted earnings per share did not include 141 thousand of outstanding stock options and 857 thousand of outstanding restricted stock as the effect would have been antidilutive. For the three months ended March 31, 2013, diluted earnings per share did not include 469 thousand of outstanding stock options and 127 thousand of outstanding restricted stock as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5. Share-Based Compensation

Restricted Stock Awards – Restricted stock awards are a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants as of March 31, 2014:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2011	443,250	8.2%	3 equal annual installments commencing on October 20, 2012
November 2012	494,151	8.2%	3 equal annual installments commencing on October 20, 2013
August 2013	100,000	8.2%	3 equal annual installments commencing on October 20, 2014
November 2013	470,997	8.2%	3 equal annual installments commencing on October 20, 2014
January 2014	4,100	8.2%	3 equal annual installments commencing on October 20, 2014
March 2014	18,802	8.2%	3 equal annual installments commencing on October 20, 2014

As of March 31, 2014, there was approximately $5.1 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of seven months for the November 2011 awards, 19 months for the November 2012 awards and 31 months for the November 2013 awards.

The following table summarizes information about the non-vested restricted stock grants as of March 31, 2014:

	Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	855	$7.59
Granted	23	8.56
Vested	(1)	11.49
Forfeited	(20)	7.78

Nonvested at March 31, 2014	857	$7.61

As of March 31, 2014, 688 thousand of the 4.6 million shares authorized for issuance were available for issuance under the Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

6. Performance Based Awards

Cash awards granted under our Fourth Amended and Restated Equity Incentive Plan in 2013 vesting in October 2016 total $1.4 million based on planned performance in relation to our Peer Group, as defined in the 2013 Form 10-K, footnote 13. Compensation expense was recognized for these awards totaling $0.1 million for the three months ended March 31, 2014. Cash awards granted under our Fourth Amended and Restated Equity Incentive Plan in 2012 vesting in October 2015 total $0.7 million, net of forfeitures of $1.2 million based on planned performance in relation to our Peer Group, as defined in the 2013 Form 10-K, footnote 13. Compensation expense was recognized for these awards totaling $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The expense to be recorded in future periods totals $1.4 million for the unvested portion of the 2013 and 2012 awards.

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

8. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$53,460	$52,455
Work in process	12,494	11,895
Finished goods	16,549	15,783

	$82,503	$80,133

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

Our intangible assets were comprised of the following (in thousands):

	March 31, 2014				December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,739	$(3,241)	$6,498	23 years	$9,680	$(3,090)	$6,590
Customer relationships	15 years	15,074	(1,339)	13,735	15 years	14,828	(1,069)	13,759

		$24,813	$(4,580)	$20,233		$24,508	$(4,159)	$20,349

The aggregate intangible asset amortization expense was approximately $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2014, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2014	$1,513
2015	$1,357
2016	$1,357
2017	$1,357
2018	$1,357
2019	$1,357

The changes in the carrying amounts of goodwill are as follows (in thousands):

	For the three months ended
	March 31, 2014	December 31, 2013
Balance - Beginning of the period	$8,220	$8,124
Currency translation adjustment	197	96

Balance - End of the period	$8,417	$8,220

10. Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the three months ended March 31, 2014 (in thousands):

2013
Balance — December 31, 2013	$4,529
Provisions for new warranties issued	722
Changes in provision for preexisting warranties	3
Deduction for payments made	(1,219)
Currency translation adjustment	1

Balance — March 31, 2014	$4,036

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2014, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2014, we had no such guarantees.

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

11. Debt

Debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of March 31, 2014.

We had the option but did not to redeem any part of the 7.875% notes as of April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Revolving Credit Facility – On November 15, 2013, the Company and certain of the Company’s subsidiaries, as borrowers (together with the Company, the “borrowers”) entered into a Second ARLS Agreement (as so amended and restated, the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, the borrowers and Bank of America, N.A., as agent and lender, as amended, governing the Company’s revolving credit facility.

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

Until December 31, 2013, the applicable margin was set at Level III. Thereafter, the applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of March 31, 2014, the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of March 31, 2014, approximately $4.5 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of March 31, 2014, we did not have borrowings under the revolving credit facility. In addition, as of March 31, 2014, we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

Terms, Covenants and Compliance Status – The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2013 through March 31, 2014, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2014.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of March 31, 2014.

12. Income Taxes

We, or one of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2009. There are currently no income tax examinations in process.

As of March 31, 2014, we have provided a liability of approximately $0.2 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, which is consistent with the recognition of these items in prior reporting periods. We had approximately $0.1 million accrued for the payment of interest and penalties at March 31, 2014, which was substantially accrued as of December 31, 2013. Accrued interest and penalties are included in the $0.2 million of unrecognized tax benefits.

During the fiscal quarter ended March 31, 2014, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.1 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

At March 31, 2014, due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India, Luxemburg and Czech Republic. We continue to evaluate the need for valuation allowances in each of our jurisdictions.

13. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of March 31, 2014, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	March 31, 2014		December 31, 2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$8,303	$8,538	$11,157	$11,311

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract. The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$277	Other current assets	$259

	Liability Derivatives
	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$41	Accrued liabilities	$105

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

		Three Months Ended March 31,
		2014	2013
	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$82	$259

14. Other Comprehensive Income (Loss)

The after-tax changes in accumulated other comprehensive loss in thousands of dollars follow:

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive income (loss)
Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)

Net current period change	487	—	487

Ending balance, March 31, 2014	$(11,420)	$(14,401)	$(25,821)

The related tax effects allocated to each component of other comprehensive loss are as follows:

Three Months Ended March 31, 2014	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Cumulative translation adjustment	487	—	487

Total other comprehensive income (loss)	$487	$—	$487

Three Months Ended March 31, 2013	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Cumulative translation adjustment	646	—	646

Total other comprehensive income (loss)	$646	$—	$646

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Service cost	$24	$27	$—	$—	$—	$—
Interest cost	472	426	478	410	(33)	(63)
Expected return on plan assets	(592)	(445)	(442)	(367)	—	—

Net periodic benefit cost	$(96)	$8	$36	$43	$(33)	$(63)

We previously disclosed in our financial statements for the year ended December 31, 2013, that we expect to contribute approximately $2.7 million to our pension plans and our other post-retirement benefit plans in 2014. As of March 31, 2014, approximately $0.7 million of contributions have been made to our pension plans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at March 31, 2014, and for our condensed consolidated statements of earnings for the three months ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the heavy-duty truck market, the medium and heavy-construction vehicle markets, military, bus, automotive and agriculture markets, the specialty transportation markets and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

Business Overview

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which is heavily influenced by the financial health and business outlook of the fleet owners that purchase trucks from the OEMs. This is generally a function of economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, and freight costs. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market showed a modest decrease in 2013 as production levels decreased approximately 12% over 2012. According to an April 2014 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 245,000 in 2013, peak at 296,000 in 2015, decline to 265,000 in 2017 and increase to 277,000 in 2019. We believe the demand for new heavy duty vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion in 2012 to 15.0 trillion in 2017. ACT estimates that the average age of active U.S. Class 8 trucks was 6.6 years in 2012, down slightly from 6.7 years in 2011, which was the highest average vehicle age over the previous 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2013, approximately 46% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2013 was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. This sales mix trend continued into the first quarter of 2014. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

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

During 2013, we conducted an in-depth evaluation of the Company. That evaluation led to the identification of key initiatives intended to enhance the Company’s growth prospects and profitability. As a part of this process, the Company undertook a spans and layers analysis, resulting in a reduction in force; all of which are expected to result in ongoing efficiencies and cost savings. As we move into 2014 and for the quarter ended March 31, 2014, our selling, general, and administrative spending returned to levels comparable to the first quarter of 2013. This increase in selling, general, and administrative, especially as compared to the fourth quarter of 2013, was largely due to the re-investment of savings from our cost reduction efforts in the second half of last year. These new investments include enhancements in the manner to which we go to market, including the development of a product line management infrastructure; actions to institutionalize our operational excellence efforts; and the development of a centrally led procurement organization. Management anticipates it will continue to explore new initiatives throughout 2014 and is working to create a more performance-based culture that is concentrated on becoming more efficient, more global, better centered on product development and more engaged with customers. The primary goals of the plan are expected to center on delivering increased organic growth, more fully developed sales and marketing efforts and deeper penetration of the Chinese, North American and other world markets.

As we continue to formulate plans to grow our business globally, we recognize customer expectations in markets outside the U.S. will be different in terms of technology, features and price point. We believe the enhancements in the manner to which we go to market referenced above will help grow our business globally.

We intend to continue examining acquisition candidates that meet our strategic growth criteria including the addition of new customers, diversified global expansion opportunities or technology acquisition and development opportunities. However, we currently anticipate more focus will be placed on our organic growth opportunities and global expansion plans than merger and acquisition activities.

Revenues and operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected in future operating quarters.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues:

	Three Months Ended March 31, (in thousands)
	2014		2013
Revenues	$198,071	100.0%	$177,822	100.0%
Cost of revenues	173,767	87.7	159,737	89.8

Gross profit	24,304	12.3	18,085	10.2
Selling, general and administrative expenses	18,472	9.3	17,949	10.1
Amortization expense	384	0.2	409	0.2

Operating income (loss)	5,448	2.8	(273)	(0.1)
Interest and Other expense	5,108	2.6	5,354	3.0

Income before provision (benefit) for income taxes	340	0.2	(5,627)	(3.1)
Provision (benefit) for income taxes	848	0.4	(1,011)	(0.6)

Net loss	(508)	(0.2)	(4,616)	(2.5)
Less: Non-controlling interest in subsidiary’s loss	(2)	—	(2)	(0.0)

Net loss attributable to CVG stockholders	$(506)	(0.2)%	$(4,614)	(2.5)%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues increased approximately $20.2 million, or 11.4%, to $198.1 million in the three months ended March 31, 2014 from $177.8 million in the three months ended March 31, 2013 reflecting the impact of higher build rates in our heavy-truck and global construction end markets, the return of inventory to more normal levels in global construction markets and economic growth forecasts in North America and China, and the increase in global automotive, agriculture and other industry production levels as discussed below,:

•	an 11.4% increase in our North American heavy-duty production and fluctuations in production levels for other global OEM truck markets resulting in approximately $9.3 million of increased revenues;

•	a 22.4% increase in our global construction production levels resulting in approximately $8.4 million of increased revenues; and

•	a 31.1% increase in our global automotive, agriculture and other industry production levels resulting in approximately $2.5 million of increased revenues.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $14.0 million, or 8.8%, to $173.8 million for the three months ended March 31, 2014 from $159.7 million for the three months ended March 31, 2013. This increase was primarily driven by an increase in raw material and purchased components costs of approximately $12.0 million, increase in wages and benefits costs of approximately $0.7 million and an increase in other overhead costs of approximately $1.3 million, which included $0.5 million in severance costs related to the pending closure of our Tigard, Oregon facility and an impairment charge of $0.8 million recorded resulting from the sale of our Norwalk, Ohio facility.

Gross Profit. Gross profit was approximately $24.3 million for the three months ended March 31, 2014 compared to $18.1 million in the three months ended March 31, 2013, an increase of approximately $6.2 million. As a percentage of revenues, gross profit was 12.3% for the three months ended March 31, 2014 compared to 10.2% for the three months ended March 31, 2013. Conversion of revenue into gross profit exceeded our historical norm primarily as a consequence of the operating leverage from cost structure discipline in a rising market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses increased approximately $0.5 million, or 2.9%, to $18.5 million in the three months ended March 31, 2014 from $18.0 million in the three months ended March 31, 2013. Expressed as a percent of sales, selling, general and administrative costs improved from 10.1% for the three months ended March 31, 2013 to 9.3% for the three months ended March 31, 2014 primarily a result of increased sales.

Amortization Expense. Amortization expense on our definite-lived intangible assets, including trademarks, tradenames and customer relationships from our acquisitions of Vijayjyot and Daltek, was approximately $0.4 million for each of the three months ended March 31, 2014 and 2013, respectively.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.1 million and $5.4 million in the three months ended March 31, 2014 and 2013, respectively.

Provision (Benefit) for Income Taxes. An income tax provision of approximately $0.8 million was recorded for the three months ended March 31, 2014 compared to a tax benefit of approximately $1.0 million for the three months ended March 31, 2013. The year over year change in the quarterly tax provision was primarily driven by the mix of income between our U.S. and non-U.S. locations. Additional items impacting the tax provision included international locations subject to valuation allowances currently in place primarily in the U.K., China, India and Czech Republic, and U.S. laws that have not been extended.

Net Loss. Net loss was $0.5 million in the three months ended March 31, 2014, compared to net loss of $4.6 million in the three months ended March 31, 2013. The decrease in net loss was primarily a result of the increased revenues for the three months ended March 31, 2014 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is approximately a $2 thousand loss for each of the three months ended March 31, 2014 and 2013, respectively, representing the non-controlling interest of our India joint venture.

Net Loss Attributable to CVG Stockholders. Net loss attributable to CVG stockholders was $0.5 million in the three months ended March 31, 2014, compared to net loss of $4.6 million in the three months ended March 31, 2013. The decrease in net loss attributable to CVG stockholders was primarily a result of the increased revenues for the three months ended March 31, 2014 discussed above.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the three months ended March 31, 2014 were cash generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through the remainder of 2014. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the three months ended March 31, 2014.

For the three months ended March 31, 2014, net cash provided by operations was approximately $1.3 million compared to net cash used in operations of approximately $2.8 million for the three months ended March 31, 2013. The net cash provided by operations for the three months ended March 31, 2014 was primarily a result of higher sales volumes, offset by an increase in working capital as a result of the production volume increase. The net cash used in operations for the three months ended March 31, 2013 was primarily a result of lower working capital requirements as a result of low production volumes and payments for the annual renewal of insurance policies.

For the three months ended March 31, 2014, we used $1.5 million of cash for investing activities compared to net cash used for investing activities of $2.5 million for the three months ended March 31, 2013. The cash used for investing activities for the three months ended March 31, 2014 primarily reflect capital expenditures made during the quarter. The amounts used for investing activities for the three months ended March 31, 2013 primarily reflect capital expenditures and life insurance premium payments made during that period.

For the three months ended March 31, 2014, net cash provided by financing activities was approximately $1.0 million. There was no cash provided by financing activities for the three months ended March 31, 2013. The net cash provided by financing activities for the three months ended March 31, 2014 was driven by proceeds from loans taken against our life insurance policies to fund deferred compensation payments.

As of March 31, 2014, cash held by foreign subsidiaries was approximately $20.1 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of March 31, 2014, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). As of March 31, 2014, we did not have any borrowings under our revolving credit facility. In addition, as of March 31, 2014, we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility, which is subject to an availability block under certain circumstances.

Revolving Credit Facility

On November 15, 2013, the Company and some of our subsidiaries, as borrowers (collectively, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement ( the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.

The material terms of the Second ARLS Agreement include the following:

•	A facility in the amount of $40.0 million with the ability to increase to up to an additional $35.0 million under certain conditions;

•	Availability is subject to borrowing base limitations and an availability block equal to the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries;

•	Availability of up to an aggregate amount of $10.0 million for the issuance of letters of credit, which reduces the total amount available;

•	Extension of the maturity date to November 15, 2018;

•	Amendments to certain covenants to provide additional flexibility, including (i) conditioning permitted distributions on minimum availability, fixed charge coverage ratio and other requirements, (ii) conditioning permitted foreign investments on minimum availability, fixed charge coverage ratio and other requirements, (iii) conditioning permitted acquisitions on minimum availability, fixed charge coverage ratio and other requirements and (iv) permitting certain sale-leaseback transactions;

•	Permitting repurchase of the Company’s 7.875% notes due 2019 under certain circumstances; and

•	Reduction of the fixed charge coverage ratio maintenance requirement to 1.0:1.0 and reduction of the availability threshold for triggering compliance with the fixed charge coverage ratio, as described below.

With the Second ARLS Agreement, the applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%

As of March 31, 2014, $4.5 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

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

At March 31, 2014, the applicable margin level was Level III. The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter because of our failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate.

We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. The unused commitment fee is 0.25% per annum at all times.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. If required, we would be in compliance with this covenant as of March 31, 2014.

The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in our 2013 Form 10-K. See also Note 11 to our consolidated financial statements in this Form 10-Q for information on the covenants. The Company was in compliance with these covenants as of March 31, 2014.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of March 31, 2014.

The 7.875% Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others:

•	nonpayment of principal or interest when due;

•	breach of covenants or other agreements in the 7.875% Notes Indenture;

•	defaults in payment of certain other indebtedness;

•	certain events of bankruptcy or insolvency; and

•	certain defaults with respect to the security interest.

Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement

We had the option but did not redeem any part of the 7.875% notes as of April 15, 2014 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We may redeem the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants and Liquidity

We continue to operate in a challenging economic environment, and our ability to comply with the covenants in the Second ARLS Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we would be able to maintain compliance with the fixed charge coverage ratio covenant, if applicable. We believe we would be in compliance with other covenants in the Second ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Second ARLS Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Second ARLS Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Second ARLS Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Second ARLS Agreement, the lender could declare an event of default under the Second ARLS Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the 7.875% notes. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our 2013 Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there are no material changes in the quantitative and qualitative market risks since our 2013 Form 10-K.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation and because the material weakness in our internal control over financial reporting identified at December 31, 2013, and discussed below under “Changes in Internal Control over Financial Reporting,” has not been remediated, our CEO and CFO have concluded that as of March 31, 2014, our internal controls over financial reporting were not effective.

Changes in Internal Control over Financial Reporting. As previously disclosed in our 2013 10-K, management identified a material weakness in system access controls resulting in inadequate segregation of duties. Specifically, management failed to effectively operate controls designed to:

(1)	timely remove terminated users’ system access; and

(2)	timely prepare and review system access reports for inappropriate user access.

Additionally, management failed to design a process to review system access by users that transferred between departments.

As a result of this material weakness, a material misstatement of the Company’s annual or interim financial statements could occur and not be prevented or detected on a timely basis. Therefore, management determined that, as of December 31, 2013, our internal control over financial reporting was not effective.

In the first quarter of 2014, management began implementing its remediation plan, which is as follows:

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

Management will continue to implement its remediation plan in 2014.

There were no other changes in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

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

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended March 31, 2014 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits:

2.01**	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc., (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-34365), filed on March 15, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of May 12, 2011 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

3.3	Amended and Restated By-laws of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

10.1*	Change in Control & Non-Competition Agreement dated January 23, 2014 with C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on January 24, 2014).

10.2*	Commercial Vehicle Group, Inc. 2014 Bonus Plan.

31.1	302 Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	Management contract or compensatory plan or arrangement.
**	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S - K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: May 9, 2014	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal financial and accounting officer and duly authorized officer)