Form 10-Q
period 2014-06-30
Commercial Vehicle Group, Inc.
filed 2014-08-08
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at June 30, 2014 was 29,728,453 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$70,260	$72,695
Accounts receivable, net of reserve for doubtful accounts of $2,886 and $2,302, respectively	150,412	119,069
Inventories	82,574	80,133
Deferred income taxes	8,325	8,180
Other current assets	7,654	7,536

Total current assets	319,225	287,613

Property, plant and equipment, net of accumulated depreciation of $122,967 and $118,410, respectively	74,519	78,876
Goodwill	8,399	8,220
Intangible assets, net	19,843	20,348
Deferred income taxes	23,617	24,468
Other assets, net	10,441	12,916

Total assets	$456,044	$432,441

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$85,182	$68,280
Accrued liabilities	37,942	34,285

Total current liabilities	123,124	102,565

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	16,098	17,249
Other long-term liabilities	2,829	2,686

Total liabilities	392,051	372,500

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,881,993 and 28,860,143 shares issued and outstanding, respectively	296	296
Treasury stock purchased from employees; 689,248 shares	(6,095)	(6,095)
Additional paid-in capital	230,551	229,137
Retained loss	(134,891)	(137,122)
Accumulated other comprehensive loss	(25,900)	(26,308)

Total CVG stockholders’ equity	63,961	59,908
Non-controlling interest	32	33

Total stockholders’ equity	63,993	59,941

Total liabilities and stockholders’ equity	$456,044	$432,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$215,996	$198,909	$414,067	$376,731
Cost of Revenues	187,811	176,035	361,578	335,772

Gross Profit	28,185	22,874	52,489	40,959
Selling, General and Administrative Expenses	18,748	20,339	37,220	38,288
Amortization Expense	390	404	775	813

Operating Income	9,047	2,131	14,494	1,858
Interest and Other Expense	5,205	5,235	10,314	10,589

Income (Loss) Before Provision (Benefit) for Income Taxes	3,842	(3,104)	4,180	(8,731)
Provision (Benefit) for Income Taxes	1,103	(1,441)	1,950	(2,452)

Net Income (Loss)	2,739	(1,663)	2,230	(6,279)
Less: Non-controlling interest in subsidiary’s loss	0	(1)	(1)	(3)

Net Income (Loss) Attributable to CVG Stockholders	$2,739	$(1,662)	$2,231	$(6,276)

Earnings (Loss) per Common Share:
Basic	$0.09	$(0.06)	$0.08	$(0.22)

Diluted	$0.09	$(0.06)	$0.08	$(0.22)

Weighted Average Shares Outstanding:
Basic	28,868	28,491	28,864	28,477

Diluted	29,204	28,491	29,032	28,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$2,739	$(1,663)	$2,230	$(6,279)

Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(3,763)	408	(3,117)

Other comprehensive income (loss)	(3)	(3,763)	408	(3,117)

Comprehensive income (loss)	$2,736	$(5,426)	$2,638	$(9,396)

Less: Comprehensive loss attributed to noncontrolling interests	—	(5)	(1)	(7)

Comprehensive income (loss) attributable to CVG stockholders	$2,736	$(5,421)	$2,639	$(9,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury	Additional Paid-In	Retained Earnings (Accum.	Accum. Other	CVG Stockholders’	Non-Controlling
	Shares	Amount	Stock	Capital	Deficit)	Comp. Loss	Equity	Interest	Total
	(Unaudited)
	(In thousands, except share data)
Balance — December 31, 2013	28,860,143	$296	$(6,095)	$229,137	$(137,122)	$(26,308)	$59,908	$33	$59,941

Vesting of restricted stock	21,850	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,414	—	—	1,414	—	1,414
Comprehensive income:
Net income	—	—	—	—	2,231	—	2,231	(1)	2,230
Foreign currency translation adjustment	—	—	—	—	—	408	408	—	408

Total comprehensive income	—	—	—	—	—	—	2,639	(1)	2,638

Balance — June 30, 2014	28,881,993	$296	$(6,095)	$230,551	$(134,891)	$(25,900)	$63,961	$32	$63,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$2,230	$(6,279)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,975	8,524
Provision for sales returns and other allowances	2,991	1,053
Noncash amortization of debt financing costs	445	566
Shared-based compensation expense	1,414	2,313
Loss (gain) on sale of assets	844	(87)
Noncash (gain) loss on forward exchange contracts	(83)	360
Increase in accounts receivable	(33,901)	(24,823)
Increase in inventory	(2,118)	7,588
Increase in accounts payable	16,590	18,110
Change in other operating items	5,882	(2,828)

Net cash provided by operating activities	3,269	4,497

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,487)	(7,207)
Proceeds from disposal/sale of property, plant and equipment	561	17
Premium payments for life insurance	—	(648)

Net cash used in investing activities	(3,926)	(7,838)

Cash Flows from Financing Activities:
Post-acquisition payments	(2,640)	—
Proceeds from borrowings against life insurance policies	1,041	—

Net cash used in financing activities	(1,599)	—

Effect of Currency Exchange Rate Changes	(179)	(157)

Net Decrease in Cash	(2,435)	(3,498)
Cash:
Beginning of period	72,695	68,369

End of period	$70,260	$64,871

Supplemental Cash Flow Information:
Cash paid for interest	$9,958	$9,968

Cash paid for income taxes, net	$941	$1,522

Unpaid purchases of property and equipment included in accounts payable	$1,005	$623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including medium- and heavy-duty truck, medium and heavy-construction, military, bus, automotive, agriculture, specialty transportation and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles. We have facilities located in the U.S. in Alabama, Arizona, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, Oregon, Tennessee and Virginia and outside of the U.S. in Australia, China, Czech Republic, India, Mexico, Ukraine and the United Kingdom.

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

2.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU require a public business entity to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including pretax profit or loss attributable to the component and the non-controlling interest profit or loss attributable to the parent. The ASU also requires entities to expand disclosures about an entity’s continuing involvement with a discontinued operation, including the amount of any cash inflows and outflows from or to the discontinued operation and entity about a discontinued operation in which an entity retains an equity method investment in the discontinued operation. Those disclosures are required until the results of operations of the discontinued operation in which an entity retains significant continuing involvement are no longer presented separately as discontinued operations in the statement where net income is reported. The amendments of this ASU should be applied prospectively for annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this ASU.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$278	$—	$278	$—	$259	$—	$259	$—

Derivative liabilities [1]	$—	$—	$—	$—	$105	$—	$105	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$258,750	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations, which are infrequently traded, is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

Long-lived assets and definite-lived intangible assets. Fair value of long-lived assets and definite-lived assets is re-valued when there is a change to the intended use or useful lives of the assets. There were no fair value measurements of our long-lived assets or definite-lived intangible assets measured on a non-recurring basis during the quarter or six months ended June 30, 2014. The assets are classified as Level 2.

4.	Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,881,993 shares issued and outstanding as of June 30, 2014.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2014.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2014 and 2013 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders — basic and diluted	$2,739	$(1,662)	$2,231	$(6,276)

Weighted average number of common shares outstanding	28,868	28,491	28,864	28,477
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	336	—	168	—

Dilutive shares outstanding	29,204	28,491	29,032	28,477
Basic earnings (loss) per share	$0.09	$(0.06)	$0.08	$(0.22)

Diluted earnings (loss) per share	$0.09	$(0.06)	$0.08	$(0.22)

For the three months and six months ended June 30, 2014 and 2013, respectively, diluted earnings per share did not include approximately 141 thousand of outstanding stock options, as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5.	Share-Based Compensation

Restricted Stock Awards – Restricted stock awards are a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants outstanding as of June 30, 2014:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2011	443,250	8.4%	3 equal annual installments commencing on October 20, 2012
November 2012	494,151	8.2%	3 equal annual installments commencing on October 20, 2013
August 2013	100,000	8.2%	3 equal annual installments commencing on October 20, 2014
November 2013	470,997	8.2%	3 equal annual installments commencing on October 20, 2014
January 2014	4,100	8.2%	3 equal annual installments commencing on October 20, 2014
March 2014	18,802	8.2%	3 equal annual installments commencing on October 20, 2014
May 2014	17,500	8.9%	3 equal annual installments commencing on October 20, 2014

As of June 30, 2014, there was approximately $4.3 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of four months for the November 2011 awards, 16 months for the November 2012 awards, and 28 months for the August 2013, November 2013, January 2014, March 2014 and May 2014 awards.

The following table summarizes information about the non-vested restricted stock grants as of June 30, 2014:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	855	$7.59
Granted	40	$9.00
Vested	(22)	$7.49
Forfeited	(27)	$7.94

Nonvested at June 30, 2014	846	$7.65

At the annual meeting of the Company’s shareholders held in May 2014, the shareholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The maximum number of shares to be granted under the 2014 Plan is equal to (a) 1.5 million shares, and (b) the remaining shares under the Company’s prior equity incentive plan that are forfeited or would otherwise again become available for grant. The aggregate number of shares available for issuance, subject to registration, is 2.2 million shares.

6.	Performance Based Awards

Cash awards granted under our Fourth Amended and Restated Equity Incentive Plan in 2013 vesting in October 2016 total $1.4 million based on planned performance in relation to our Peer Group, as defined in the 2013 Form 10-K, footnote 13. Compensation expense recognized for these awards totaled $0.1 million for the three months ended June 30, 2014. Cash awards granted under our Fourth Amended and Restated Equity Incentive Plan in 2012 vesting in October 2015 total $0.7 million, net of forfeitures of $1.2 million, based on planned performance in relation to our Peer Group, as defined in the 2013 Form 10-K, footnote 13. Compensation expense recognized for these awards totaled $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. The expense to be recorded in future periods totals $1.3 million for the unvested portion of the 2013 and 2012 awards.

7.	Accounts Receivable

Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs. If not reserved through specific identification procedures, our general policy for uncollectible accounts is to reserve at a certain percentage, based upon the aging categories of accounts receivable and our historical experience with write-offs. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts

8.	Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$54,877	$52,455
Work in process	11,479	11,895
Finished goods	16,218	15,783

	$82,574	$80,133

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

Based on the results of the qualitative assessment of the reporting unit’s goodwill performed in the second quarter of 2014, we concluded that the fair value of the reporting unit is, more likely than not, greater than its carrying value.

Our intangible assets were comprised of the following (in thousands):

	June 30, 2014				December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/ Tradenames	23 years	$9,759	$(3,380)	$6,379	23 years	$9,680	$(3,090)	$6,590
Customer relationships	15 years	15,051	(1,587)	13,464	15 years	14,828	(1,069)	13,759

		$24,810	$(4,967)	$19,843		$24,508	$(4,159)	$20,349

The aggregate intangible asset amortization expense was approximately $0.4 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $0.8 million and $0.8 million for the six months ended June 30, 2014 and 2013.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2014, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2014	$1,537
2015	$1,371
2016	$1,371
2017	$1,371
2018	$1,371
2019	$1,371

The changes in the carrying amounts of goodwill are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Balance - Beginning of the period	$8,220	$8,124
Currency translation adjustment	179	96

Balance - End of the period	$8,399	$8,220

10.	Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products if the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the six months ended June 30, 2014 (in thousands):

Balance — December 31, 2013	$4,529
Additional provisions recorded	1,621
Changes in provision for preexisting warranties	(6)
Deduction for payments made	(2,216)
Currency translation adjustment	(4)

Balance — June 30, 2014	$3,924

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2014, our leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2014, we had no such guarantees.

Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for claims that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

11.	Debt

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of June 30, 2014.

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

Revolving Credit Facility – On November 15, 2013, the Company and certain of the Company’s subsidiaries, as borrowers (together with the Company, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement (as so amended and restated, the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, the borrowers and Bank of America, N.A., as agent and lender, as amended, governing the Company’s revolving credit facility.

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

The size of the revolving credit facility was unchanged by the Second ARLS Agreement and remains at $40 million, but the borrowers may request an increase in revolver commitments from time to time in an aggregate amount of up to $35 million, as long as the requested increase does not breach any subordinated debt agreement of the borrowers or the 7.875% Notes Indenture. Availability under the revolving credit facility is subject to borrowing base limitations and an availability block equal to the amount of debt and foreign cash management services Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.

As a result of the Second ARLS Agreement, the applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%

Until December 31, 2013, the applicable margin was set at Level III. Thereafter, the applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of June 30, 2014, the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of June 30, 2014, approximately $4.3 million in deferred fees relating to the revolving credit facility and our 7.875% notes are being amortized over the remaining life of the agreements.

As of June 30, 2014, we did not have borrowings under the revolving credit facility. In addition, as of June 30, 2014, we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

Terms, Covenants and Compliance Status – The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from March 31, 2014 through June 30, 2014, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2014.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of June 30, 2014.

12.	Income Taxes

We, and one or more of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. We are no longer subject to income tax examinations by any of the taxing authorities for years before 2009. There are currently no income tax examinations in process.

As of June 30, 2014, we have provided a liability of approximately $0.2 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, consistent with the recognition of these items in prior reporting periods. We had approximately $0.1 million accrued for the payment of interest and penalties at June 30, 2014, which was substantially accrued as of December 31, 2013. Accrued interest and penalties are included in the $0.2 million of unrecognized tax benefits.

We did not release any tax reserves associated with items falling outside the statute of limitations or the closure of certain tax years for examination purposes during the fiscal quarter ended June 30, 2014. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.1 million of unrecognized tax benefits relate to items that are affected by expiring statutes of limitation within the next 12 months.

At June 30, 2014, due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India, Luxemburg and Czech Republic. We will continue to evaluate the need for valuation allowances in each of our taxing jurisdictions.

13.	Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of June 30, 2014, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	June 30, 2014		December 31, 2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$5,467	$5,745	$11,157	$11,311

In assessing the fair value of the contracts, we consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract. The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Other current assets	$278	Other current assets	$259

	Liability Derivatives
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Accrued liabilities	$—	Accrued liabilities	$105

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013	2014	2013
	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Cost of revenues	$43	$(619)	$124	$(360)

14.	Other Comprehensive Income (Loss)

The after-tax changes in accumulated other comprehensive loss in thousands of dollars follow:

		Pension and	Accumulated other
	Foreign	postretirement	comprehensive
	currency items	benefits plans	income (loss)
Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)
Net current period change	408	—	408

Ending balance, June 30, 2014	$(11,499)	$(14,401)	$(25,900)

The related tax effects allocated to each component of other comprehensive loss as follows:

	Before Tax	Tax (Expense)
Three Months Ended June 30, 2014	Amount	Benefit	After Tax Amount
Cumulative translation adjustment	$(3)	$—	$(3)

	Before Tax	Tax (Expense)
Six Months Ended June 30, 2014	Amount	Benefit	After Tax Amount
Cumulative translation adjustment	$408	$—	$408

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Service cost	$24	$32	$—	$—	$—	$—
Interest cost	472	425	470	406	(33)	(68)
Expected return on plan assets	(592)	(447)	(433)	(366)	—	—

Net periodic benefit cost	$(96)	$10	$37	$40	$(33)	$(68)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Service cost	$48	$64	$—	$—	$—	$—
Interest cost	944	850	948	812	(66)	(128)
Expected return on plan assets	(1,184)	(894)	(875)	(729)	—	—

Net periodic benefit cost	$(192)	$20	$73	$83	$(66)	$(128)

We previously disclosed in our financial statements for the year ended December 31, 2013, that we expect to contribute approximately $2.7 million to our pension plans and our other post-retirement benefit plans in 2014. As of June 30, 2014, approximately $1.4 million of contributions have been made to our pension plans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at June 30, 2014, and for our condensed consolidated statements of earnings for the three and six months ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including medium- and heavy-duty truck, medium and heavy-construction vehicle, military, bus, automotive, agriculture, specialty transportation and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles.

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

Business Overview

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which is heavily influenced by the financial health and business outlook of the fleet owners that purchase trucks from the OEMs. This is generally a function of economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, and freight costs. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market showed a modest decrease in 2013 as production levels decreased approximately 12% over 2012. According to the July 2014 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 245,000 in 2013 to 297,000 in 2014, peak at 306,000 in 2015, decline to 253,000 in 2018 and increase to 285,000 in 2019. We believe the demand for new heavy duty vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion tons in 2012 to 15.0 trillion tons in 2017. ACT estimates that the average age of active North American Class 8 trucks was 6.6 years in 2012, down slightly from 6.7 years in 2011, which was the highest average vehicle age over the previous 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2013, approximately 46% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2013 was primarily derived from sales to OEMs in the global construction equipment, aftermarket, OE service organizations, military and other commercial vehicle specialty markets. This sales mix trend continued into the first and second quarters of 2014. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty OEM trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty OEM trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty OEM trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

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

In 2013, we concluded an in-depth evaluation of the Company that resulted in key initiatives intended to enhance the Company’s growth prospects and profitability. An organizational spans and layers analysis was one of these key initiatives and resulted in a reduction in force thereby permitting the Company to repurpose that spend to the deployment of more value accretive activities. These activities included: enhancements in the manner to which we go to market, including the development of a product line management infrastructure; actions to institutionalize our operational excellence efforts; and the development of a centrally-led procurement organization. Management continues to explore opportunities to make the Company’s cost structure more efficient, to create a more performance-based culture focused on becoming more global and better centered on product development, and to become more engaged with our customers. Our primary goal through these efforts is to deliver organic growth and improved penetration of the global markets we serve.

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

Revenues and operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected in future operating quarters.

Results of Operations

The table below sets forth certain operating data expressed in dollars and as a percentage of revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenues	$215,996	100.0%	$198,909	100.0%	$414,067	100.0%	$376,731	100.0%
Cost of revenues	187,811	87.0	176,035	88.5	361,578	87.3	335,772	89.1

Gross profit	28,185	13.0	22,874	11.5	52,489	12.7	40,959	10.9
Selling, general and administrative expenses	18,748	8.7	20,339	10.2	37,220	9.0	38,288	10.2
Amortization expense	390	0.2	404	0.2	775	0.2	813	0.2

Operating income	9,047	4.2	2,131	1.1	14,494	3.5	1,858	0.5
Interest and other expense	5,205	2.4	5,235	2.6	10,314	2.5	10,589	2.8

Income (loss) before provision (benefit) for income taxes	3,842	1.8	(3,104)	(1.5)	4,180	1.0	(8,731)	(2.3)
Provision (Benefit) for income taxes	1,103	0.5	(1,441)	(0.7)	1,950	0.5	(2,452)	(0.7)

Net income (loss)	2,739	1.3	(1,663)	(0.8)	2,230	0.5	(6,279)	(1.6)
Less: Non-controlling interest in subsidiary’s loss	—	0.0	(1)	0.0	(1)	0.0	(3)	0.0

Net income (loss) attributable to CVG stockholders	$2,739	1.3%	$(1,662)	(0.8)%	$2,231	0.5%	$(6,276)	(1.6)%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues increased approximately $17.1 million, or 8.6%, to $216.0 million in the three months ended June 30, 2014 from $198.9 million in the three months ended June 30, 2013 primarily as a result of the following:

•	a $8.5 million or 20% increase in global construction revenue due to an increase in global construction production volumes;

•	a $4.1 million or 4% increase in North American OEM heavy-duty truck revenues due to an increase in North American heavy-duty OEM truck production volumes; and

•	an aggregate of $4.5 million or 5% increase in our global automotive, bus, aftermarket, agriculture and other industry revenues due to increased production volumes.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $11.8 million, or 6.7%, to $187.8 million for the three months ended June 30, 2014 from $176.0 million for the three months ended June 30, 2013. This increase was primarily driven by an increase in raw material and purchased components costs of approximately $10.5 million, increase in wages and benefits costs of approximately $1.6 million offset by a slight decline in other overhead costs of approximately $0.3 million.

Gross Profit. Gross profit was approximately $28.2 million for the three months ended June 30, 2014 compared to $22.9 million in the three months ended June 30, 2013, an increase of approximately $5.3 million. As a percentage of revenues, gross profit was 13.0% for the three months ended June 30, 2014 compared to 11.5% for the three months ended June 30, 2013. Conversion of revenue to gross profit increased primarily as a result of operating leverage from cost structure discipline in a rising market, including reductions in force.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs decreased approximately $1.6 million, or 7.8%, to $18.7 million in the three months ended June 30, 2014 from $20.3 million in the three months ended June 30, 2013. In the second quarter of 2013, we incurred a cost of $2.5 million associated with executive changeover, and we did not incur similar charges in the second quarter of 2014. The net change was partially offset by additional spending incurred in the quarter ended June 30, 2014 to support value-accretive functions within the organization. These activities included enhancements in the manner to which we go to market, including the development of a product line management infrastructure; actions to institutionalize our operational excellence efforts; and the development of a centrally-led procurement organization.

Amortization Expense. Amortization expense on our definite-lived intangible assets, including trademarks, tradenames and customer relationships from our acquisitions of Vijayjyot and Daltek, was approximately $0.4 million for the three months ended June 30, 2014 and 2013.

Interest and Other Expense. Interest associated with our long-term debt and other expense was approximately $5.2 million, for each of the three months ended June 30, 2014 and 2013.

(Benefit) Provision for Income Taxes. An income tax provision of $1.1 million was recorded for the three months ended June 30, 2014 compared to a tax benefit of $1.4 million for the three months ended June 30, 2013. The quarterly tax provision was primarily driven by the mix of income between our U.S. and non-U.S. locations. Additional items impacting the tax provision included international locations subject to valuation allowances in the U.K., China, India and Czech Republic, and favorable U.S. tax laws, including the research and development tax credit, that have not been extended.

Net Income (Loss). Net income was $2.7 million in the three months ended June 30, 2014, compared to net loss of $1.7 million in the three months ended June 30, 2013. The increase in net income was primarily a result of the increased revenues and gross profit for the three months ended June 30, 2014 as discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss in the non-controlling interest of our Indian joint venture.

Net Income (Loss) Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $2.7 million in the three months ended June 30, 2014, compared to net loss of $1.7 million in the three months ended June 30, 2013. The increase was primarily a result of the increased revenues and gross profit for the three months ended June 30, 2014 discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues increased approximately $37.3 million, or 9.9%, to $414.1 million in the six months ended June 30, 2014 from $376.7 million in the six months ended June 30, 2013 primarily as a result of the following:

•	a $16.9 million or 22% increase in global construction revenue due to an increase in global construction production volumes;

•	a $13.4 million or 8% increase in North American OEM heavy-duty truck revenues due to an increase in North American heavy-duty OEM truck production volumes;

•	an aggregate of $7.0 million or 6% increase in our global automotive, bus, agriculture and other industry revenues due to increased industry production volumes.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $25.8 million, or 7.7%, to $361.6 million for the six months ended June 30, 2014 from $335.8 million for the six months ended June 30, 2013. This increase was primarily impacted by an increase in raw material and purchased components costs of approximately $20.7 million, an increase in wages and benefits costs of $2.7 million and an increase in other overhead costs of $2.4 million, which included $0.5 million in severance costs related to the pending closure of our Tigard, Oregon, facility and an impairment charge of $0.8 million recorded resulting from the sale of our Norwalk, Ohio, facility.

Gross Profit. Gross profit was approximately $52.5 million for the six months ended June 30, 2014 compared to $41.0 million in the six months ended June 30, 2013, an increase of approximately $11.5 million. As a percentage of revenues, gross profit was 12.7% for the six months ended June 30, 2014 compared to 10.9% for the six months ended June 30, 2013. Conversion of revenue to gross profit increased primarily as a consequence of operating leverage from cost structure discipline in a rising market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs decreased approximately $1.1 million, or 2.8%, to $37.2 million in the six months ended June 30, 2014 from $38.3 million in the six months ended June 30, 2013. In the second quarter of 2013, we incurred a cost of $2.5 million associated with executive changeover, and we did not incur similar charges in the second quarter of 2014. The net change in selling, general and administrative expenses was partially offset by additional spending incurred in the six months ended June 30, 2014 to support value-accretive functions within the organization. These activities included enhancements in the manner to which we go to market, including the development of a product line management infrastructure; actions to institutionalize our operational excellence efforts; and the development of a centrally-led procurement organization.

Amortization Expense. Amortization expense on our definite-lived intangible assets, including trademarks, tradenames and customer relationships from our acquisitions of Vijayjyot and Daltek, was $0.8 million for the six months ended June 30, 2014 and 2013.

Interest and Other Expense. Interest associated with our long-term debt and other expense was approximately $10.3 million and $10.6 million in the six months ended June 30, 2014 and 2013, respectively.

Provision (Benefit) for Income Taxes. An income tax provision of $2.0 million was recorded for the six months ended June 30, 2014 compared to a tax benefit of approximately $2.5 million for the six months ended June 30, 2013. The tax provision was primarily driven by the mix of income between our U.S. and non-U.S. locations. Additional items impacting the tax provision included international locations subject to valuation allowances in the U.K., China, India and Czech Republic, and favorable U.S. tax laws, including the research and development tax credit, that have not been extended.

Net Income (Loss). Net income was $2.2 million in the six months ended June 30, 2014, compared to net loss of $6.3 million in the six months ended June 30, 2013. The increase in net income was primarily a result of the increased revenues for the six months ended June 30, 2014 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net loss is a loss of approximately $1 thousand and $3 thousand for the six months ended June 30, 2014 and 2013, respectively, representing the non-controlling interest of our Indian joint venture.

Net (Loss) Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $2.2 million in the six months ended June 30, 2014, compared to net loss attributable to CVG stockholders of $6.3 million in the six months ended June 30, 2013. The increase in net income was primarily a result of the increased revenues for the six months ended June 30, 2014 discussed above.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the six months ended June 30, 2014 were generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through the remainder of 2014. However, no assurance can be given that this will be the case.

For the six months ended June 30, 2014, net cash provided by operations was approximately $3.3 million compared to $4.5 million for the six months ended June 30, 2013. The net cash provided by operations for the six months ended June 30, 2014 declined $1.2 million compared to the prior year period primarily as a result of an increase in working capital due to production volume increases. Net cash provided for the six months ended June 30, 2013 was a result of operating income and an increase in working capital requirements.

For the six months ended June 30, 2014, we used $3.9 million of cash for investing activities compared to $7.8 million for the six months ended June 30, 2013. The amounts used for investing activities for the six months ended June 30, 2014 primarily reflect a reduction in capital expenditures as a result of the timing of planned capital outlay. The amounts used for investing activities for the six months ended June 30, 2013 primarily reflect capital expenditures and premium payments for life insurance held to fund the Company’s deferred compensation program.

For the six months ended June 30, 2014, net cash used for financing activities was approximately $1.6 million. There was no cash provided by financing activities for the six months ended June 30, 2013. The net cash used for financing activities for the three months ended June 30, 2014 resulted from proceeds from loans taken against our life insurance policies to fund deferred compensation payments, as well as the deferred pay out of $2.6 million in June 2014 relating to the Daltek acquisition that occurred in 2012.

As of June 30, 2014, cash held by foreign subsidiaries was approximately $20.0 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign subsidiaries, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of June 30, 2014, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have any borrowings under our loan and security agreement as of June 30, 2014, and we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the loan and security agreement, which is subject to an availability block under certain circumstances.

Revolving Credit Facility

On November 15, 2013, the Company and some of our subsidiaries, as borrowers (collectively, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement ( the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.

The changes to material terms of the Second ARLS Agreement include the following:

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

As of June 30, 2014, $4.3 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

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

At June 30, 2014, the applicable margin level was Level III. The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter because of our failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate.

We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. The unused commitment fee is 0.25% per annum at all times.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. If required, we would be in compliance with this covenant as of June 30, 2014.

The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in our 2013 Form 10-K. See also Note 11 to our consolidated financial statements in this Form 10-Q for information on the covenants. The Company was in compliance with these covenants as of June 30, 2014.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; pay dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2014.

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

Covenants and Liquidity

Our ability to comply with the covenants in the Second ARLS Agreement may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we would be able to maintain compliance with the fixed charge coverage ratio covenant through the remainder of the year, if applicable. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Second ARLS Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Second ARLS Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Second ARLS Agreement, we may be unable to obtain alternate sources of liquidity under acceptable terms. In addition, if we do not comply with the financial and other covenants in the Second ARLS Agreement, the lender could declare an event of default under the Second ARLS Agreement, and our indebtedness thereunder could be declared immediately due and payable. A default under the Second ARLS Agreement would also result in an event of default under the 7.875% notes. Any of these events would likely have a material adverse effect on our business, financial condition and liquidity.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii)

the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there have been no material changes to our exposure to market risk since December 31, 2013.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Because the material weakness in our internal control over financial reporting identified at December 31, 2013, and discussed below under “Changes in Internal Control over Financial Reporting,” has not been remediated, our CEO and CFO have concluded that as of June 30, 2014, our internal controls over financial reporting were not effective.

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

In the second quarter of 2014, management continued the implementation of the Company’s remediation plan, which is as follows:

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

The Company has made progress in implementing its remediation plan. We have communicated a strong tone from management to fully implement and administer the remediation steps to ensure we have commitment throughout the company and accountability by our employees. We have also made improvements to our processes that control system access for terminated employees and employees that transfer between departments, as well as improvements to our detective control for reviewing user access rights. We will continue implementing this plan in 2014.

There were no other changes in our internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended June 30, 2014 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits:

2.01*	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc., (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-34365), filed on March 15, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of May 12, 2011 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

3.3	Amended and Restated By-laws of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

31.1	302 Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S - K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly thereunto authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: August 8, 2014	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2014	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)