Form 10-Q
period 2014-09-30
Commercial Vehicle Group, Inc.
filed 2014-11-07
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at September 30, 2014 was 29,692,038 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I   FINANCIAL INFORMATION

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$76,071	$72,695
Accounts receivable, net of reserve for doubtful accounts of $2,861 and $2,302, respectively	147,605	119,069
Inventories	83,463	80,133
Deferred income taxes	8,378	8,180
Other current assets	6,227	7,536

Total current assets	321,744	287,613

Property, plant and equipment, net of accumulated depreciation of $121,464 and $118,410, respectively	74,089	78,876
Goodwill	8,250	8,220
Intangible assets, net	19,213	20,348
Deferred income taxes	20,289	24,468
Other assets, net	9,916	12,916

Total assets	$453,501	$432,441

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$80,467	$68,280
Accrued liabilities	42,453	34,285

Total current liabilities	122,920	102,565

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	14,876	17,249
Other long-term liabilities	2,486	2,686

Total liabilities	390,282	372,500

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding; common stock, $0.01 par value per share; 60,000,000 shares authorized; 28,883,629 and 28,860,143 shares issued and outstanding, respectively	296	296
Treasury stock purchased from employees; 689,248 shares	(6,095)	(6,095)
Additional paid-in capital	231,140	229,137
Retained loss	(133,729)	(137,122)
Accumulated other comprehensive loss	(28,427)	(26,308)

Total CVG stockholders’ equity	63,185	59,908
Non-controlling interest	34	33

Total stockholders’ equity	63,219	59,941

Total liabilities and stockholders’ equity	$453,501	$432,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$213,802	$187,942	$627,869	$564,673
Cost of Revenues	185,376	169,852	546,954	505,624

Gross Profit	28,426	18,090	80,915	59,049
Selling, General and Administrative Expenses	18,333	21,135	55,553	59,423
Amortization Expense	388	383	1,163	1,196

Operating Income (Loss)	9,705	(3,428)	24,199	(1,570)
Interest and Other Expense	5,226	5,327	15,539	15,916

Income (Loss) Before Provision (Benefit) for Income Taxes	4,479	(8,755)	8,660	(17,486)
Provision (Benefit) for Income Taxes	3,316	(1,488)	5,266	(3,940)

Net Income (Loss)	1,163	(7,267)	3,394	(13,546)
Less: Non-controlling interest in subsidiary’s income (loss)	1	0	1	(3)

Net Income (Loss) Attributable to CVG Stockholders	$1,162	$(7,267)	$3,393	$(13,543)

Earnings (Loss) per Common Share:
Basic	$0.04	$(0.25)	$0.12	$(0.48)

Diluted	$0.04	$(0.25)	$0.12	$(0.48)

Weighted Average Shares Outstanding:
Basic	28,883	28,563	28,871	28,506

Diluted	29,258	28,563	29,108	28,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income (loss)	$1,163	$(7,267)	$3,394	$(13,546)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,562)	764	(2,119)	(2,353)

Other comprehensive (loss) income	(2,562)	764	(2,119)	(2,353)

Comprehensive (loss) income	$(1,399)	$(6,503)	$1,275	$(15,899)

Less: Comprehensive income (loss) attributed to noncontrolling interests	1	(2)	1	(9)

Comprehensive income (loss) attributable to CVG stockholders	$(1,400)	$(6,501)	$1,274	$(15,890)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury	Additional Paid-In	Retained Earnings (Accum.	Accum. Other Comp.	CVG Stockholders’	Non- Controlling
	Shares	Amount	Stock	Capital	Deficit)	Loss	Equity	Interest	Total
	(Unaudited)
	(In thousands, except share data)
Balance — December 31, 2013	28,860,143	$296	$(6,095)	$229,137	$(137,122)	$(26,308)	$59,908	$33	$59,941

Vesting of restricted stock	23,486	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	2,003	—	—	2,003	—	2,003
Comprehensive income:
Net income	—	—	—	—	3,393	—	3,393	1	3,394
Foreign currency translation adjustment	—	—	—	—	—	(2,119)	(2,119)	—	(2,119)

Total comprehensive income	—	—	—	—	—	—	1,274	1	1,275

Balance — September 30, 2014	28,883,629	$296	$(6,095)	$231,140	$(133,729)	$(28,427)	$63,185	$34	$63,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Septemer 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$3,394	$(13,546)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	13,537	15,584
Provision for sales returns and other allowances	3,888	1,889
Noncash amortization of debt financing costs	668	849
Shared-based compensation expense	2,003	4,311
Loss on disposal of assets	1,042	23
Deferred income taxes	4,013	(3,822)
(Increase) decrease in accounts receivable	(33,385)	18,967
(Increase) decrease in inventory	(4,220)	(5,577)
Increase (decrease) in accounts payable	12,917	(16,113)
Change in other operating items	10,505	13,483

Net cash provided by operating activities	14,362	16,048

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,552)	(9,719)
Proceeds from disposal/sale of property, plant and equipment	565	17
Premium payments for life insurance	—	(648)

Net cash used in investing activities	(8,987)	(10,350)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	—	37
Post-acquisition payments	(2,640)	—
Proceeds from borrowings against life insurance policies	1,041	—

Net cash (used in) provided by financing activities	(1,599)	37

Effect of Currency Exchange Rate Changes	(400)	958

Net Increase in Cash	3,376	6,693
Cash:
Beginning of period	72,695	68,369

End of period	$76,071	$75,062

Supplemental Cash Flow Information:
Cash paid for interest	$9,948	$10,048

Cash paid for income taxes, net	$998	$2,240

Unpaid purchases of property and equipment included in accounts payable	$669	$919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including medium- and heavy-duty truck (“MD/HD Truck”), medium- and heavy-construction, military, bus, automotive, agriculture, specialty transportation and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes and mirrors and wiper systems specifically designed for applications in commercial vehicles. We have facilities located in the U.S. in Alabama, Arizona, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, Oregon, Tennessee and Virginia and outside of the U.S. in Australia, China, Czech Republic, India, Mexico, Ukraine and the United Kingdom.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications were made to prior year periods to conform to current year presentation. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2013 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 17, 2014. Unless otherwise indicated, all amounts are in thousands except per share amounts.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$65	$—	$65	$—	$259	$—	$259	$—

Derivative liabilities [1]	$—	$—	$—	$—	$105	$—	$105	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$260,000	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations, which are infrequently traded, is based on quoted market prices. Based on these inputs, our long-term debt is classified as Level 2.

4.	Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 28,883,629 shares issued and outstanding as of September 30, 2014.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2014.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders — basic and diluted	$1,162	$(7,267)	$3,393	$(13,543)

Weighted average number of common shares outstanding	28,883	28,563	28,871	28,506
Dilutive effect of outstanding stock options and restricted stock grants after application of the Treasury Stock Method	375	—	237	—

Dilutive shares outstanding	29,258	28,563	29,108	28,506
Basic earnings (loss) per share	$0.04	$(0.25)	$0.12	$(0.48)

Diluted earnings (loss) per share	$0.04	$(0.25)	$0.12	$(0.48)

For the three months and nine months ended September 30, 2014, diluted earnings per share did not include approximately 141 thousand of outstanding stock options, as the effect would have been antidilutive. For the three and nine months ended September 30, 2013, diluted loss per share did not include approximately 0.3 million outstanding stock options and 0.8 million shares of our non-vested restricted stock as the effect would have been antidilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as defined below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

5.	Share-Based Compensation

Restricted Stock Awards – Restricted stock awards are a grant of shares of common stock that may not be sold, encumbered or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise. The following table summarizes information about restricted stock grants outstanding as of September 30, 2014:

Grant	Shares	Estimated Forfeiture Rate	Vesting Schedule
November 2011	443,250	8.4%	3 equal annual installments commencing on October 20, 2012
November 2012	494,151	8.2%	3 equal annual installments commencing on October 20, 2013
August 2013	100,000	8.2%	3 equal annual installments commencing on October 20, 2014
November 2013	470,997	8.2%	3 equal annual installments commencing on October 20, 2014
January 2014	4,100	8.2%	3 equal annual installments commencing on October 20, 2014
March 2014	18,802	8.2%	3 equal annual installments commencing on October 20, 2014
May 2014	17,500	8.9%	3 equal annual installments commencing on October 20, 2014
September 2014	30,000	10.4%	3 equal annual installments commencing on October 20, 2014

As of September 30, 2014, there was approximately $3.6 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period of one month for the November 2011 awards, 13 months for the November 2012 awards, and 25 months for the August 2013, November 2013, January 2014, March 2014, May 2014, and September 2014 awards.

The following table summarizes information about the non-vested restricted stock grants as of September 30, 2014:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	855	$7.59
Granted	70	$7.99
Vested	(23)	$7.58
Forfeited	(94)	$7.76

Nonvested at September 30, 2014	808	$7.36

At the annual meeting of the Company’s shareholders held in May 2014, the shareholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The maximum number of shares to be granted under the 2014 Plan is equal to (a) 1.5 million shares, and (b) the remaining shares under the Company’s prior equity incentive plan that are forfeited or would otherwise again become available for grant. At September 30, 2014, the aggregate number of shares available for issuance was 2.2 million shares.

6.	Performance Based Awards

Cash awards granted under our Fourth Amended and Restated Equity Incentive Plan in 2013 vesting in October 2016 total $1.1 million, net of forfeitures of $0.3 million. Compensation expense recognized for these awards totaled $0.1 million for the three months ended September 30, 2014. Cash awards granted under our Fourth Amended and Restated Equity Incentive Plan in 2012 vesting in October 2015 total $0.5 million, net of forfeitures of $1.4 million. Forfeitures were reported totaling $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The expense to be recorded in future periods totals $0.9 million for the unvested portion of the 2013 and 2012 awards.

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

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$57,311	$52,455
Work in process	11,716	11,895
Finished goods	14,436	15,783

	$83,463	$80,133

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

Our intangible assets were comprised of the following (in thousands):

	September 30, 2014				December 31, 2013
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,663	$(3,500)	$6,163	23 years	$9,680	$(3,090)	$6,590
Customer relationships	15 years	14,865	(1,815)	13,050	15 years	14,828	(1,069)	13,759

		$24,528	$(5,315)	$19,213		$24,508	$(4,159)	$20,349

The aggregate intangible asset amortization expense was approximately $0.4 million for the three months ended September 30, 2014 and 2013, and approximately $1.2 million for the nine months ended September 30, 2014 and 2013.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2014, and for the five succeeding years is as follows (in thousands):

Fiscal Year Ended December 31,	Estimated Amortization Expense
2014	$1,518
2015	$1,359
2016	$1,359
2017	$1,359
2018	$1,359
2019	$1,359

The changes in the carrying amounts of goodwill are as follows (in thousands):

	September 30, 2014	December 31, 2013
Balance - Beginning of the period	$8,220	$8,124
Currency translation adjustment	30	96

Balance - End of the period	$8,250	$8,220

10.	Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products if the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The following represents a summary of the warranty provision for the nine months ended September 30, 2014 (in thousands):

Balance — December 31, 2013	$4,529
Additional provisions recorded	2,389
Changes in provision for preexisting warranties	0
Deduction for payments made	(3,019)
Currency translation adjustment	(25)

Balance — September 30, 2014	$3,874

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2014, our leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2014, we had no such guarantees.

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

11.	Debt

Debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
7.875% senior notes due April 15, 2019	$250,000	$250,000

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of September 30, 2014.

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

As a result of the Second ARLS Agreement, the applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥$20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤$10,000,000	1.00%	2.00%

Until December 31, 2013, the applicable margin was set at Level III. Thereafter, the applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of September 30, 2014, the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of September 30, 2014, approximately $4.1 million in deferred fees relating to the revolving credit facility and our 7.875% notes are being amortized over the remaining life of the agreements.

As of September 30, 2014, we did not have borrowings under the revolving credit facility. In addition, as of September 30, 2014, we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

Terms, Covenants and Compliance Status – The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from June 30, 2014 through September 30, 2014, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2014.

The Loan and Security Agreement contains customary restrictive covenants and events of default. We were in compliance with these covenants and not in default as of September 30, 2014.

12.	Income Taxes

We, and one or more of our subsidiaries, file federal income tax returns in the United States and income tax returns in various states and foreign jurisdictions. We are no longer subject to income tax examinations by any of the taxing authorities for years before 2009. There are currently no income tax examinations in process.

At September 30, 2014, we have provided a liability of approximately $0.1 million of unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense, consistent with the recognition of these items in prior reporting periods. We had less than $0.1 million accrued for the payment of interest and penalties at September 30, 2014, which was substantially accrued as of December 31, 2013. Accrued interest and penalties are included in the $0.1 million of unrecognized tax benefits.

We released $0.1 million of tax reserves associated with items falling outside the statute of limitations or the closure of certain tax years for examination purposes during the fiscal quarter ended September 30, 2014. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Approximately $0.1 million of unrecognized tax benefits related to items that are affected by expiring statutes of limitation may be released within the next 12 months.

At September 30, 2014, due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the net deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India, Luxemburg and Czech Republic. In the third quarter of 2014, we established a valuation allowance for deferred tax assets associated with certain U. S. state tax net operating loss carry forwards that we have determined are likely to expire before they can be utilized. We will continue to evaluate the need for additional valuation allowances in each of our taxing jurisdictions.

13.	Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of September 30, 2014, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts (in thousands):

	September 30, 2014		December 31, 2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:
Mexican peso	$2,723	$2,788	$11,157	$11,311

In assessing the fair value of the contracts, we consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract. The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges (in thousands):

	Asset Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$65	Other current assets	$259

	Liability Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$—	Accrued liabilities	$105

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
Cost of revenues	$(213)	$9	$(89)	$(352)

14.	Other Comprehensive Loss

The after-tax changes in accumulated other comprehensive loss in thousands of dollars follow:

	Foreign currency items	Pension and postretirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)
Net current period change	(2,119)	—	(2,119)

Ending balance, September 30, 2014	$(14,026)	$(14,401)	$(28,427)

The related tax effects allocated to each component of other comprehensive loss are as follows:

Three Months Ended September 30, 2014	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Cumulative translation adjustment	$(2,562)	$—	$(2,562)

Nine Months Ended September 30, 2014	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Cumulative translation adjustment	$(2,119)	$—	$(2,119)

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

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Service cost	$24	$22	$—	$—	$—	$—
Interest cost	472	427	471	476	(33)	(62)
Expected return on plan assets	(592)	(443)	(443)	(420)	—

Net periodic benefit cost	$(96)	$6	$28	$56	$(33)	$(62)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Service cost	$72	$86	$—	$—	$—	$—
Interest cost	1,416	1,277	1,419	1,288	(99)	(190)
Expected return on plan assets	(1,776)	(1,337)	(1,318)	(1,149)	—

Net periodic benefit cost	$(288)	$26	$101	$139	$(99)	$(190)

We previously disclosed in our financial statements for the year ended December 31, 2013, that we expect to contribute approximately $2.7 million to our pension plans and our other post-retirement benefit plans in 2014. As of September 30, 2014, approximately $2.2 million of contributions have been made to our pension plans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated balance sheets at September 30, 2014, and for our condensed consolidated statements of earnings for the three and nine months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Company Overview

We are a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including MD/HD Truck, medium and heavy-construction vehicle, military, bus, automotive, agriculture, specialty transportation and recreational markets. Our products include static and suspension seat systems, electronic wire harness assemblies, controls and switches, cab structures and components, interior trim systems (including instrument panels, door panels, headliners, cabinetry and floor systems), interior and exterior finishes, mirrors and wiper systems specifically designed for applications in commercial vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume customized products on a sequenced basis to meet the requirements of our customers. We believe that we have a leading position in several of our major markets and that we are a leading supplier in the North American commercial vehicle market offering complete cab systems, including cab body assemblies, sleeper boxes, seats, interior trim, flooring, wire harnesses, panel assemblies and other structural components. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture OEMs, which we believe creates an opportunity to cross-sell our products and offer a full range of cab related products and systems.

Business Overview

Demand for our MD/HD Truck products is generally dependent on the number of new MD/HD Truck commercial vehicles manufactured in North America, which is heavily influenced by the financial health and business outlook of the fleet owners that purchase trucks from the OEMs. This is generally a function of economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, and freight costs. New MD/HD Truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market showed a modest decrease in 2013 as production levels decreased approximately 12% over 2012. According to the October 2014 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase from 245,000 in 2013 to 296,000 in 2014, peak at 307,000 in 2015, decline to 262,000 in 2018 and increase to 279,000 in 2019. We believe the demand for new heavy duty vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite will increase from 12.3 trillion tons in 2012 to 15.0 trillion tons in 2017. ACT estimates that the average age of active North American Class 8 trucks was 6.6 years in 2012, down slightly from 6.7 years in 2011, which was the highest average vehicle age over the previous 13 years. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2013, approximately 46% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2013 was primarily derived from sales to OEMs in the global construction equipment, aftermarket, OE service organizations, agriculture and other commercial vehicle specialty markets. This sales mix trend continued into the first three quarters of 2014. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty OEM trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in heavy-duty OEM trucks, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty OEM trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

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

In the third quarter ended September 30, 2014, we concluded our long-term strategic planning process known as CVG 2020. CVG 2020 is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our 2020 goals. The overarching goal of CVG 2020 is to deliver top quartile total shareholder return. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our global end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our right to win in the marketplace. Our core products are seats, trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period toward the Asia-Pacific region. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistently with our strategic plan; and more specifically, consistently with our core and complementary product portfolio, geographic region and end market diversification objectives. As such , we expect to increase our capital spending as we invest in our facilities, sales opportunities, Operational Excellence initiatives and other activities.

Our long-term strategic plan is an organic growth plan. However, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.

Revenues and operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected in future operating quarters.

Results of Operations

The table below sets forth certain operating data expressed in dollars and as a percentage of revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014			2013
Revenues	$213,802	100.0%	$187,942	100.0%	$627,869	100.0%	$564,673	100.0%
Cost of revenues	185,376	86.7	169,852	90.4	546,953	87.1	505,624	89.5

Gross profit	28,426	13.3	18,090	9.6	80,916	12.9	59,049	10.5
Selling, general and administrative expenses	18,333	8.6	21,135	11.2	55,553	8.8	59,423	10.5
Amortization expense	388	0.2	383	0.2	1,162	0.2	1,196	0.2

Operating income (loss)	9,705	4.5	(3,428)	(1.8)	24,201	3.9	(1,570)	(0.2)
Interest and other expense	5,226	2.4	5,327	2.8	15,539	2.5	15,916	2.8

Income (loss) before provision (benefit) for income taxes	4,479	2.1	(8,755)	(4.6)	8,662	1.4	(17,486)	(3.0)
Provision (Benefit) for income taxes	3,316	1.6	(1,488)	0.8	5,266	0.8	(3,940)	(0.7)

Net income (loss)	1,163	0.5	(7,267)	(3.8)	3,396	0.6	(13,546)	(2.3)
Less: Non-controlling interest in subsidiary’s income (loss)	1	0.0	—	0.0	1	0.0	(3)	0.0

Net income (loss) attributable to CVG stockholders	$1,162	0.5%	$(7,267)	(3.8)%	$3,395	0.6%	$(13,543)	(2.3)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues increased approximately $25.9 million, or 13.8%, to $213.8 million for the three months ended September 30, 2014 from $187.9 million for the three months ended September 30, 2013 primarily as a result of the following:

•	a $14.8 million or 18% increase in North American MD/HD Truck revenues due to an increase in North American heavy-duty OEM truck production volumes;

•	a $3.8 million or 10% increase in global construction revenue due to an increase in North American construction production volumes;

•	a $1.8 million or 92% increase in agriculture revenue driven primarily by penetration in the North American agriculture wire harness business; and

•	an aggregate of $5.5 million or 8% increase in our global automotive, bus, aftermarket, and other industry revenues due to increased production volumes in these businesses.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $15.5 million, or 9.1%, to $185.4 million for the three months ended September 30, 2014 from $169.9 million for the three months ended September 30, 2013. This increase was due to increases in raw material and purchased components costs of $13.6 million, wages and benefits costs of $1.8 million, and other overhead costs of $0.1 million. Cost of revenues in the three months ended September 30, 2013 included charges of $0.2 million related to employee separations and $1.3 million for fixed asset impairments associated with manufacturing equipment no longer in use and $1.4 million for fixed asset impairments associated with IT systems abandoned.

Gross Profit. Gross profit was approximately $28.4 million for the three months ended September 30, 2014 compared to $18.1 million for the three months ended September 30, 2013, an increase of approximately $10.3 million. As a percentage of revenues, gross profit was 13.3% for the three months ended September 30, 2014 compared to 9.6% for the three months ended September 30, 2013. Conversion of revenue to gross profit in 2014 increased primarily as a result of operating leverage from cost structure discipline in a rising market. Additionally, we did not incur charges in the three months ended September 30, 2014 similar to the $2.9 million in cumulative charges that occurred in the three months ended September 30, 2013 as referenced above in “Cost of Revenues”.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs decreased approximately $2.8 million, or 13.3%, to $18.3 million for the three months ended September 30, 2014 from $21.1 million for the three months ended September 30, 2013. The decrease in selling, general and administrative expense period over period was primarily because in the three months ended September 30, 2014, we did not incur charges similar to the $2.8 million in third party consulting expenses related to short and long-term business strategies, and employee separation costs relating to organizational changes of $1.6 million incurred in the three months ended September 30, 2013. The net change was partially offset by additional spending incurred in the three months ended September 30, 2014 to support value-accretive functions within the organization. These activities included enhancements in the manner to which we go to market, including the development of a product line management infrastructure; actions to institutionalize our operational excellence efforts; and the development of a centrally-led procurement organization.

Amortization Expense. Amortization expense on our definite-lived intangible assets, including trademarks, tradenames and customer relationships from our acquisitions of Vijayjyot and Daltek, was approximately $0.4 million for the three months ended September 30, 2014 and 2013.

Interest and Other Expense. Interest associated with our long-term debt and other expense was approximately $5.3 million, for each of the three months ended September 30, 2014 and 2013.

Provision (Benefit) for Income Taxes. An income tax provision of $3.3 million was recorded for the three months ended September 30, 2014 compared to a tax benefit of $1.5 million for the three months ended September 30, 2013. The quarterly tax provision was, in part, driven by the mix of income between our U.S. and non-U.S. locations. We established a valuation allowance for deferred tax assets associated with certain U. S. state tax net operating loss carry forwards that we have determined are likely to expire before they can be utilized. In addition, tax benefits are not recognized in foreign locations (UK, China, India, Czech Republic and Luxemburg) where we are subject to valuation allowances.

Net Income (Loss). Net income was $1.2 million for the three months ended September 30, 2014, compared to net loss of $7.3 million for the three months ended September 30, 2013. The increase was primarily a result of the increased revenues and gross profit, as well as a decrease in selling, general and administrative expense for the three months ended September 30, 2014 discussed above.

Non-controlling Interest in Subsidiary’s Loss. Included in net income (loss) is $1 thousand and $0 for the three months ended September 30, 2014 and 2013, respectively, representing the non-controlling interest of our Indian joint venture.

Net Income (Loss) Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $1.5 million for the three months ended September 30, 2014, compared to net loss of $7.3 million for the three months ended September 30, 2013. The increase was primarily a result of the increased revenues and gross profit, as well as a decrease in selling, general and administrative expense for the three months ended September 30, 2014 discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Revenues increased approximately $63.2 million, or 11.2%, to $627.9 million for the nine months ended September 30, 2014 from $564.7 million for the nine months ended September 30, 2013 primarily as a result of the following:

•	a $31.9 million or 13% increase in North American MD/HD Truck revenues due to an increase in North American heavy-duty OEM truck production volumes;

•	a $20.6 million or 18% increase in global construction revenue due to an increase in global construction production volumes;

•	a $4.1 million or 60% increase in agriculture revenue driven primarily by penetration in the North American agriculture wire harness business; and

•	a $6.6 million or 3% increase in our global automotive, bus, and other industry revenues due to increased industry production volumes.

Cost of Revenues. Cost of revenues consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and other overhead expenses such as manufacturing supplies, rent and utilities costs related to our operations. Cost of revenues increased approximately $41.3 million, or 8.2%, to $546.9 million for the nine months ended September 30, 2014 from $505.6 million for the nine months ended September 30, 2013. This increase was due to increases in raw material and purchased components costs of $34.4 million, wages and benefits costs of $4.5 million, and other overhead costs of $2.4 million. These year-to-date costs also include $0.5 million in severance costs related to the pending closure of our Tigard, Oregon facility and an impairment charge of $0.8 million resulting from the sale of our Norwalk, Ohio facility incurred in the first quarter of 2014. Cost of revenues in the nine months ended September 30, 2013 included charges of $0.2 million related to employee separations and $1.3 million for fixed asset impairments associated with manufacturing equipment no longer in use and $1.4 million for fixed asset impairments associated with IT systems abandoned.

Gross Profit. Gross profit was approximately $80.9 million for the nine months ended September 30, 2014 compared to $59.0 million for the nine months ended September 30, 2013, an increase of approximately $21.8 million. As a percentage of revenues, gross profit was 12.9% for the nine months ended September 30, 2014 compared to 10.5% for the nine months ended September 30, 2013. Conversion of revenue to gross profit increased primarily as a consequence of operating leverage from cost structure discipline in a rising market. Additionally, we did not incur material charges in the nine months ended September 30, 2014 similar to the $2.9 million in cumulative charges that occurred in the nine months ended September 30, 2013, as referenced above in “Cost of Revenues”.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative costs decreased approximately $3.9 million, or 6.5%, to $55.6 million for the nine months ended September 30, 2014 from $59.4 million for the nine months ended September 30, 2013. The decrease in selling, general and administrative expense period over period was primarily because in the nine months ended September 30, 2013, we incurred expense of $2.8 million for third party consulting services, $2.5 million of expense related to the change in the Company’s executive leadership and $1.6 million of expense for employee separations. We did not incur similar charges in the nine months ended September 30, 2014.

Amortization Expense. Amortization expense on our definite-lived intangible assets, including trademarks, tradenames and customer relationships from our acquisitions of Vijayjyot and Daltek, was $1.2 million for the nine months ended September 30, 2014 and 2013.

Interest and Other Expense. Interest associated with our long-term debt and other expense was approximately $15.5 million and $15.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Provision (Benefit) for Income Taxes. An income tax provision of $5.3 million was recorded for the nine months ended September 30, 2014 compared to a tax benefit of approximately $3.9 million for the nine months ended September 30, 2013. The tax provision was, in part, driven by the mix of income between our U.S. and non-U.S. locations. We established a valuation allowance for deferred tax assets associated with certain U. S. state tax net operating loss carry forwards that we have determined are likely to expire before they can be utilized. In addition, tax benefits are not recognized in foreign locations (UK, China, India, Czech Republic and Luxemburg) were we are subject to valuation allowances.

Net Income (Loss). Net income was $3.4 million for the nine months ended September 30, 2014, compared to net loss of $13.5 million for the nine months ended September 30, 2013. The increase in net income was primarily a result of the increased revenues and a decrease in selling, general and administrative expense for the nine months ended September 30, 2014 discussed above.

Non-controlling Interest in Subsidiary’s Income (Loss). Included in net income (loss) was $1 thousand of income for the nine months ended September 30, 2014 compared to a loss of $3 thousand for the nine months ended September 30, 2013, representing the non-controlling interest of our Indian joint venture.

Net Income (Loss) Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $3.7 million for the nine months ended September 30, 2014, compared to net loss attributable to CVG stockholders of $13.5 million for the nine months ended September 30, 2013. The increase in net income was primarily a result of the increased revenues and a decrease in selling, general and administrative expense for the nine months ended September 30, 2014 discussed above.

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of liquidity for the nine months ended September 30, 2014 were generated from the sale of various products to customers. We believe that cash from operating activities, existing cash reserves, and availability under the revolving credit facility will provide adequate funds for working capital needs, planned capital expenditures and cash interest payments through the remainder of 2014. However, no assurance can be given that this will be the case.

Cash provided by operating activities for the nine months ended September 30, 2014 was approximately $14.4 million compared to $16.0 million for the nine months ended September 30, 2013. The net cash provided by operations for the nine months ended September 30, 2014 declined $1.6 million compared to the prior year period primarily as a result of an increase in working capital, primarily accounts receivable due to increased sales volume. Net cash provided by operations for the nine months ended September 30, 2013 was primarily a result of a reduction in working capital.

Cash used in investing activities for the nine months ended September 30, 2014 was $9.0 million compared to $10.4 million for the nine months ended September 30, 2013. The amounts used for investing activities for the nine months ended September 30, 2014 primarily reflect capital expenditures offset by cash received from the sale of the Norwalk facility in the second quarter 2014. The amounts used for investing activities for the nine months ended September 30, 2013 primarily reflect capital expenditures and premium payments for life insurance held to fund the Company’s deferred compensation program.

Cash used in financing activities for the nine months ended September 30, 2014 was approximately $1.6 million and resulted from loan proceeds taken against our life insurance policies to fund deferred compensation payments, offset by a deferred payout of $2.6 million in June 2014 relating to the Daltek acquisition that occurred in 2012.

At September 30, 2014, cash held by foreign subsidiaries was approximately $19.2 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign subsidiaries, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of September 30, 2014, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We did not have any borrowings under our loan and security agreement as of September 30, 2014, and we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the loan and security agreement, which is subject to an availability block under certain circumstances.

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

As of September 30, 2014, $4.1 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

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

At September 30, 2014, the applicable margin level was Level III. The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter because of our failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate.

We pay a commitment fee to the lenders, which is calculated at a rate per annum based on a percentage of the difference between committed amounts and amounts actually borrowed under the revolving credit facility multiplied by an applicable margin. The commitment fee is payable quarterly in arrears. The unused commitment fee is 0.25% per annum at all times.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. If required, we would be in compliance with this covenant as of September 30, 2014.

The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in our 2013 Form 10-K. See also Note 11 to our consolidated financial statements in this Form 10-Q for information on the covenants. The Company was in compliance with these covenants as of September 30, 2014.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; pay dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2014.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Because the material weakness in our internal control over financial reporting identified at December 31, 2013, and discussed below under “Changes in Internal Control over Financial Reporting,” has not been remediated, our CEO and CFO have concluded that as of September 30, 2014, our internal controls over financial reporting were not effective.

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

In the third quarter of 2014, management continued the implementation of the Company’s remediation plan, which is as follows:

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

The Company has made progress in implementing its remediation plan. We have communicated a strong tone from management to fully implement and administer the remediation steps to ensure we have commitment throughout the company and accountability by our employees. We have also made improvements to our processes that control system access for terminated employees and employees that transfer between departments, as well as improvements to our detective control for reviewing user access rights. We continued to implement and test the operating effectiveness of this plan in the third quarter of 2014.

There were no other changes in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended September 30, 2014 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits:

2.01*	Asset Purchase Agreement, dated as of January 28, 2011, by and among CVG Alabama LLC and Bostrom Seating, Inc., (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-34365), filed on March 15, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of May 12, 2011 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

3.3	Amended and Restated By-laws of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

10.1**	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan.

31.1	302 Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S - K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly thereunto authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: November 7, 2014	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)