Form 10-K
period 2014-12-31
Commercial Vehicle Group, Inc.
filed 2015-03-16
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014, was $265,766,511.

As of March 16, 2015, 30,029,360 shares of Common Stock of the Registrant were outstanding.

Documents Incorporated by Reference

Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 15, 2015 (the “2015 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.

Annual Report on Form 10-K

i

CERTAIN DEFINITIONS

All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, construction or medium-duty agriculture market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position and (ix) our ability to comply with the financial covenants in our revolving credit facility. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ii

PART I

Item 1.	Business

COMPANY OVERVIEW

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The Company (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium-and heavy-duty truck (“MD/HD Truck”) market, the medium-and heavy-construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

The Company has manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia/Pacific region.

Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications in commercial vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products.

Our Long-Term Strategy

In September 2014, we concluded our long-term strategic planning process known as CVG 2020. CVG 2020 is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our 2020 goals. The overarching goal of CVG 2020 is to deliver top quartile total shareholder return. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are seats, trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period toward the Asia-Pacific region. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. As such, we expect to increase our capital spending as we invest in our facilities, sales opportunities, operational excellence initiatives and other activities.

Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.

SEGMENTS

The Company’s Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. In the fourth quarter of 2014, management established two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). This is consistent with how the CODM manages the business. Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell seats and seating systems (“Seats”), trim systems and components, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail, and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific;

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture market in Europe.

See Note 10 of the Notes to Consolidated Finance Statements under Item I Financial Statements and Supplementary Data for financial information restated by segment for each of the three years ended December 31, 2014, 2013 and 2012, including information on sales and assets by geographic area.

GLOBAL TRUCK AND BUS SEGMENT OVERVIEW

Global Truck and Bus Segment Products

Set forth below is a brief description of our products manufactured in the GTB Segment and their applications:

Seats and Seating Systems.     We design, engineer and produce Seats for MD/HD Trucks, and bus applications. For the most part, our Seats are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include mechanical and air suspension seats, static seats, bus seats and military seats. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and enhanced safety features. Our Seats are designed to achieve a high level of operator comfort by adding a wide range of manual and power features such as lumbar supports, cushion and back bolsters, and leg and thigh supports. Our Seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points. We also manufacture aftermarket seats, and parts and components.

Trim Systems and Components.     We design, engineer and produce Trim for MD/HD Trucks, and recreational and specialty vehicle applications. Our Trim is used mostly for interior cabs of commercial vehicles as well as exterior components for commercial recreational and specialty vehicles. Our Trim products are designed to provide a comfortable and durable interior along with a variety of functional and safety features for the vehicle occupant. The wide variety of features that can be selected makes Trim a complex and highly specialized product category. Set forth below is a brief description of our principal products in the Trim category:

Trim Products.     Our trim products include door panels and other interior trim panels. Specific components include vinyl or cloth-covered appliqués, armrests, map pocket compartments, and sound-reducing insulation ranging from a traditional cut and sew approach to a contemporary molded styling theme.

Instrument Panels.     We produce and assemble instrument panels that can be integrated with the rest of the interior trim. The instrument panel is a complex system of coverings and foam, plastic and metal parts designed to house various components and act as a safety device for the vehicle occupant.

Headliners/Wall Panels.     Headliners and wall panels consist of a substrate and a finished interior layer made of fabrics and other materials. While headliners and wall panels are an important contributor to interior aesthetics, they also provide insulation from road noise and can serve as carriers for a variety of other components, such as visors, overhead consoles, grab handles, coat hooks, electrical wiring, speakers, lighting and other electronic and electrical products.

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

Plastics Decorating and Finishing.     We offer customers a wide variety of cost-effective finishes in paint, ultra violet, hard coating and customized industrial hydrographic films, paints and other interior and exterior finishes (simulated appearance of wood grain, carbon fiber, brushed metal, marbles, camouflage and custom patterns).

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.     We design, engineer and produce complete cab structures, sleeper boxes, body panels and structural components for MD/HD Trucks. Set forth below is a brief description of our principal products in this category:

Cab Structures.     We design, manufacture and assemble complete cab structures. Our cab structures, which are manufactured from both steel and aluminum, are delivered fully assembled and primed for paint.

Sleeper Boxes.     We design, manufacture and assemble sleeper boxes that can be part of the overall cab structure or standalone assemblies depending on the customer application.

Bumper Fascias and Fender Liners.     We design and manufacture durable, lightweight bumper fascias and fender liners.

Body Panels and Structural Components.     We produce a wide range of both steel and aluminum large exterior body panels and structural components for use in production of cab structures and sleeper boxes.

Mirrors, Wipers and Controls.     We design, engineer and produce a variety of mirrors, wipers and controls used in commercial vehicles. Set forth below is a brief description of our principal products in this category:

Mirrors.     We offer a range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. We have introduced both road and outside temperature devices that can be mounted on the cab integrated into the mirror face and the vehicle’s dashboard through our RoadWatchTM family of products.

Windshield Wiper Systems.     We offer application-specific windshield wiper systems and individual windshield wiper components.

Controls.     We offer a range of controls and control systems for window lifts, door locks and electric switch products.

Global Truck and Bus Segment Raw Materials and Suppliers

A description of the principal raw materials we utilize in our GTB Segment’s principal product categories is set forth below:

•

Seats and Seating Systems.     The principal raw materials used in our Seats include steel, aluminum, resin-based products and foam related products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers.

•

Trim Systems and Components.     The principal raw materials used in our Trim are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are obtained from multiple suppliers.

•

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.     The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets. These raw materials are generally readily available and obtained from several suppliers.

•

Mirrors, Wipers and Controls.     The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems and mirrors.

Global Truck and Bus Segment Customers and Marketing

The following is a summary of the GTB Segment’s significant revenues (figures are shown as a percentage of total GTB Segment revenue) by end market based on final destination customers and markets for each of the three years ended December 31:

	2014	2013	2012
Medium and Heavy Duty Truck OEMs	66%	65%	71%
Aftermarket and OE Service	20	21	19
Bus OEMs	6	6	4
Construction OEMs	2	2	2
Other	6	6	4

Total	100%	100%	100%

Our principal customers include A.B. Volvo, Daimler Trucks, PACCAR and Navistar, which consist of a combined total of 81%, 80% and 86% of GTB Segment revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We believe we are a successful long-term supplier because of our comprehensive product offerings, leading brand names and product innovation.

Our European and Asian operations collectively contributed approximately 5%, 5% and 2% of the GTB Segment’s revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Global Truck and Bus Industry

Commercial Vehicle Supply Market Overview.     Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, industrial, municipal, off-road recreation and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) aftermarket sales, in which products are sold as replacements in varying quantities to a wide range of original equipment service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers — “Tier 1” suppliers (similar to our company) that provide products directly to OEMs, and “Tier 2” and “Tier 3” suppliers, that sell products principally to other suppliers for integration into those suppliers’ own product offerings.

Our largest end market, the North American commercial truck industry, is supplied by medium- and heavy-duty commercial vehicle suppliers, as well as automotive suppliers. The commercial vehicle supplier industry is fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes and can have considerable barriers to entry, including the following:, (1) specific technical and manufacturing requirements, (2) high transition costs to shift production to new suppliers, (3) just-in-time delivery requirements and (4) strong brand name recognition. Foreign competition is growing with the globalization of the world economy.

Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us can grow by increasing sales through the cross selling and bundling of products, further penetrating existing customers’ businesses, gaining new customers, expanding into new geographic markets, developing new content in our products to meet changing customer needs and by increasing aftermarket sales. We believe that companies with a global presence, advanced technology, engineering and manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.

The market for our products in Asia Pacific remain relatively flat in the short term, with the exception of India as explained below. Heavy duty truck production in China was flat from 2013 to 2014, and based on a variety of market sources we believe that production will be down approximately 5% in 2015. In India, 2014 was a challenging year for the truck market, and we believe that the Indian heavy duty truck build will increase moderately in 2015. We also expect modest growth in India’s bus market in 2015. In Europe, we also believe that 2015 heavy truck production will increase moderately year over year.

North American Commercial Truck Market.     Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Class 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows production levels of commercial vehicles used for local and long-haul commercial trucking from 2010 through 2014 in North America:

	2010	2011	2012	2013	2014
	(Thousands of units)
Class 8 heavy trucks	154	255	279	245	297
Class 5-7 light and medium-duty trucks	118	167	189	153	226

Total	272	422	468	398	523

Source: ACT N.A. Commercial Vehicle State of the Industry (January 2015).

The following describes the major markets within the commercial vehicle market in which the GTB Segment competes:

Class 8 Truck Market.     The global Class 8 truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of North American Class 8 truck production in 2014. The percentages of Class 8 production represented by Daimler, PACCAR, A.B. Volvo, and Navistar and were approximately 36%, 28%, 20%, and 14%, respectively, in 2014. We supply products to all of these OEMs.

New Class 8 truck commercial vehicle demand has historically been cyclical and is particularly sensitive to economic factors that generate a significant portion of the freight tonnage hauled by commercial vehicles.

The following table illustrates North American Class 8 truck build for the years 2012 to 2019:

North American Class 8 Truck Build Rates

(In thousands)

“E” — Estimated

Source: ACT Commercial Vehicle OUTLOOK (February 2015).

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

Truck Replacement Cycle and Fleet Aging.     The average age of total Class 8 trucks is approximately 10.6 years in 2014. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. Additionally, as truck fleets age, their maintenance costs typically increase. Freight companies must therefore continually evaluate the economics between repair and replacement. The chart below illustrates the approximate average age of total U.S. Class 8 trucks:

Average Age of Total U.S. Class 8 Trucks

(In years)

“E” — Estimated

Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2015).

Commercial Truck Aftermarket.     Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, vehicle usage and the average useful life of vehicle parts. Aftermarket sales tend to be at a higher margin. The recurring nature of aftermarket revenue can be expected to provide some insulation to the overall cyclical nature of the industry as it tends to provide a more stable stream of revenues. Brand equity and the extent of a company’s distribution network also contribute to the level of aftermarket sales. The GTB Segment primarily sells in North America. We believe CVG has a widely recognized brand portfolio and participates in most retail sales channels including Original Equipment Dealer networks and independent distributors.

GLOBAL CONSTRUCTION AND AGRICULTURE SEGMENT OVERVIEW

Global Construction and Agriculture Segment Products

Set forth below is a brief description of our products manufactured in the GCA Segment and their applications:

Electronic Wire Harnesses and Panel Assemblies.     We produce a wide range of electronic wire harnesses and electrical distribution systems and related assemblies. Set forth below is a brief description of our principal products in this category:

Electronic Wire Harnesses.     We offer a broad range of complex electronic wire harness assemblies that function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial vehicles. Our wire harnesses are highly customized to fit specific end-user requirements. We provide our wire harnesses for a variety of commercial and passenger vehicles.

Panel Assemblies.     We assemble large, integrated components such as panel assemblies and cabinets that are installed in key locations on a vehicle or unit of equipment and may be integrated with our wire harness assemblies. These components provide the user control over multiple operational functions and features.

Seats and Seating Systems.     We design, engineer and produce Seats for commercial vehicle, construction and agriculture markets. For the most part, our Seats are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of Seats that include mechanical and air suspension seats and static seats, as well as some seat frames. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and enhanced safety features. Our Seats are designed to achieve a high level of operator comfort by adding a range of manual and power features such as lumbar supports, cushion and back bolsters, leg and thigh supports, and . Our Seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points. We also manufacture seats, parts and components for the aftermarket.

Office Seating.     We also manufacture office seating products. Our office chair was developed as a result of our experience supplying seats for the heavy truck, agricultural and construction industries and is fully adjustable to achieve a high comfort level in work. Our office chairs are designed to suit many different office environments, such as emergency services, call centers, receptions, studios, boardrooms and general office. Our office seats are ideally suited for heavy usage environments.

Wipers Systems.     We design, engineer and produce a variety of wipers used in commercial vehicles. We offer application-specific windshield wiper systems and individual windshield wiper components

Global Construction and Agriculture Segment Raw Materials and Suppliers

A description of the principal raw materials we utilize in GCA Segment’s principal product categories is set forth below:

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

•

Wiper Systems.     The principal raw materials used to manufacture our wipers are steel, stainless steel and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems.

Global Construction and Agriculture Segment’s Customers and Marketing

The following is a summary of the GCA Segment’s significant revenues (figures are shown as a percentage of total GCA Segment revenue) by end market based on final destination customers and markets for each of the three years ended December 31:

	2014	2013	2012
Construction	52%	50%	56%
Aftermarket and OE Service	14	15	15
Automotive	14	15	9
Truck	5	5	1
Agriculture	4	3	3
Military	4	5	7
Other	7	7	9

Total	100%	100%	100%

Our principal customers include Caterpillar and John Deere, which consist of a combined total of 37%, 30% and 35% of GCA Segment revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We believe we are a successful long-term supplier because of our comprehensive product offerings, and product innovation services.

Our European and Asia Pacific operations collectively contributed approximately 58%, 63% and 63% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Global Construction and Agriculture Industries

Commercial Construction Vehicle Market.     New vehicle demand in the global construction equipment market generally follows certain economic conditions around the world. Within the construction market, there are two classes of construction equipment markets: the medium/heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Our construction equipment products are primarily used in the medium-and heavy construction equipment markets, with a growing emphasis on light and utility machines. The platforms that we generally participate in include: cranes, pavers, planers & profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, trucks and compactors. Demand in the medium/heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. According to a January 2015 report by Millmark Associates, a publisher of industry market research, global production units in the construction market for the primary products we market such as pavers, dozers, excavators, graders, skid steers, compactors and loaders experienced a modest increase of 4% in 2014 and are expected to increase from approximately 1.6 million units in 2015 to 1.9 million in 2019.

Purchasers of medium and heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies and forestry related industries. Purchasers of light construction equipment include contractors, rental fleet owners, landscapers, logistics companies and farmers. In the medium/heavy construction equipment market, we primarily supply OEMs with our wire harness and seating products.

The market for our products in Europe and Asia Pacific remain relatively flat with the exception of China. China’s 2015 GDP growth forecast has been maintained at approximately 7%. China continues to accelerate infrastructure projects valued at approximately $1.1 trillion in 2015. We believe China continues to be a key market in our organic growth strategy, and that the Chinese truck, bus and agriculture equipment markets will provide us with market penetration and growth opportunities in 2015 and beyond.

The chart below illustrates growth in the global construction market (in millions of units) for the products we market from 2012 to 2019:

“E” — Estimated

Source: Millmark Global Equipment Production (January 2015) and Company estimates.

Agricultural Equipment Market.     We market most of our products for small, medium and large agricultural equipment across a spectrum of machines including tractors, sprayers, bailers, farm telehandler equipment and harvesters. Sales and production of these vehicles can be influenced by rising or falling farm commodity prices, land values, profitability and balance sheet health of farms, and other factors such as increased mechanization in emerging economies, new uses for crop materials such as biofuels and other factors. In the medium to longer term, a combination of factors create the need for more productive agricultural equipment, such as: (1) population growth, (2) an evolving sophistication of dietary habits, (3) constraints on arable land and other macroeconomic and demographic factors.

Military Equipment Market.     We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Military equipment will continue to be a volatile end market and given current political and governmental budgetary considerations, we do not anticipate it will improve significantly in the near term.

OUR CONSOLIDATED OPERATIONS

Competition

Within each of our principal product categories, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. A summary of our estimated market position and primary competitors is set forth below:

Seats and Seating Systems.     We believe we have a strong market position supplying Seats to the North American MD/HD Truck market. Our primary competitors in the North American commercial vehicle market include Sears Manufacturing Company, Isringhausen, Grammer AG and Seats, Inc., and our primary competitors in the European and Asian Pacific commercial vehicle market include Grammer AG; Isringhausen; Rong Chang and Tiancheng (China); Harita and Pinnacle (India).

Trim Systems and Components.     We believe we have a strong position supplying Trim products to the North American MD/HD Truck market. We face competition from a number of different competitors with respect to each of our trim system products and components. Our primary competitors are ConMet, International Automotive Components, Superior, Blachford Ltd. and Magna.

Cab Structures, Sleeper Boxes, Body Panels and Structural Components.     We are a supplier of cab structural components, cab structures, sleeper boxes and body panels to the North American MD/HD Truck market. Our primary competitors are Magna, International Equipment Solutions (formerly Crenlo), Worthington Industries (formerly Angus Palm), McLaughlin Body Company and Defiance Metal Products.

Mirrors, Wipers and Controls.     We are a supplier of wiper systems and mirrors to the North American MD/HD Truck market. We also sell wiper systems to the construction and agriculture market in Europe. We face competition from a number of different competitors with respect to our products in this category. Our principal competitors for mirrors are Hadley, Retrac, and Lang-Mekra. Our principal competitors for wiper systems are Doga, Wexco, Trico and Valeo.

Electronic Wire Harnesses and Panel Assemblies.     We supply a wide range of electronic wire harnesses and panel assemblies used in the global heavy equipment, commercial vehicle, heavy truck and specialty and military vehicle markets. Our primary competitors for electronic wire harnesses include large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, PKC Group, Stoneridge, St. Clair and Fargo Assembly as well as many smaller independent companies.

Manufacturing Processes

A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:

•

Seats and Seating Systems.     Our Seats utilize a variety of manufacturing techniques whereby foam and various other components along with fabric, vinyl or leather are affixed to an underlying seat frame. We also manufacture and assemble seat frames.

•

Trim Systems and Components.     Our Trim capabilities include injection molding, low-pressure injection molding, urethane molding and foaming processes, compression molding, heavy-gauge thermoforming and vacuum forming as well as various cutting, sewing, trimming and finishing methods.

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

•

Electronic Wire Harnesses and Panel Assemblies.     We utilize several manufacturing techniques to produce the majority of our electronic wire harnesses and panel assemblies. Our processes, both manual and automated, are designed to produce a wide range of wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are both electronically and hand tested.

We have a broad array of processes to enable us to meet our commercial vehicle OEM customers’ styling and cost requirements. The vehicle cab is the most significant and appealing aspect to the operator of the vehicle, and consequently each commercial vehicle OEM has unique requirements as to feel, appearance and features.

The end markets for our products are highly specialized and our customers frequently request modified products in low volumes within an expedited delivery timeframe. As a result, we primarily utilize flexible manufacturing cells at most of our production facilities. Manufacturing cells are clusters of individual manufacturing operations and work stations. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to maintain our product output consistent with our OEM customers’ requirements and reduce the level of inventory.

When an end-user buys a commercial vehicle, the end-user will specify the seat and other features for that vehicle. Because our Seats are unique, our manufacturing facilities have significant complexity which we manage by building in sequence. We build our Seats as orders are received, and the Seats are delivered to our customer’s rack in the sequence in which vehicles come down the assembly line. We have systems in place that allow us to provide complete customized interior kits in boxes that are delivered in sequence. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.

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

Within our cyclical industry, we strive to maintain a certain portion of temporary labor to improve our ability to flex our costs and throughput as required by customer demand. We balance this by engaging our core employees to assist in making our processes efficient, thereby improving our ability to realign capacity during fluctuating periods of increased or decreased production levels to achieve on-time delivery.

Seasonality

OEMs’ production requirements can fluctuate as the demand for new vehicles softens during the holiday seasons in North America, Europe and Asia Pacific as OEM manufacturers generally close their production facilities, reducing work days, at various times during the year. Our cost structure consists of a high percentage of variable costs that provides us with some flexibility during these periods.

Our Supply Agreements

Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing over the last several years, we are using tools such as market index pricing and competitive bidding to assist in reducing our overall cost. We continue to closely align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.

Our Customer Contracts

Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments (“Commercial Arrangements”) in terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these Commercial Arrangements provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these Commercial Arrangements may be terminated at any time by our customers (but not by us), such terminations have been minimal and have not had a material impact on our results of operations. In an effort to reduce our reliance on any one vehicle model, we produce products for a broad cross section of both new and more established models.

Our contracts with our OEM customers may provide for an annual prospective productivity cost reduction. These productivity cost reductions are generally calculated on an annual basis as a percentage of the previous year’s purchases by each customer. The reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost and labor efficiencies. Historically, most of these cost reductions have been offset by both internal reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future.

Our sales and marketing efforts with respect to OEM sales are designed to create overall awareness of our engineering, design and manufacturing capabilities and to enable us to be selected by our OEM customers to supply products for new and redesigned models. Our sales and marketing staff work closely with our design and engineering personnel to prepare the materials used for bidding on new business, as well as to provide a consistent interface between us and our key customers. We have sales and marketing personnel located in every major region in which we operate. From time to time, we participate in industry trade shows and advertise in industry publications.

Our principal customers for our aftermarket sales include OEM dealers and independent wholesale or retail distributors. Our sales and marketing efforts are focused on support of these two distribution chains, as well as participation in industry trade shows and direct contact with major fleets.

Competitive Strengths of Our Products

Our competitive strengths include, but are not limited to, the following:

Market Positions and Brands.     We believe we have a strong market position supplying Seats and Trim products to the North American MD/HD Truck market. We also believe we have a strong market position as a global suppliers of medium/heavy construction vehicle Seats. Our strong position in the North American MD/HD Truck market leads us to believe we have processes in place to design, manufacture and introduce products that meet customers’ expectations in that market. Our major product brands include KAB Seating™, National Seating™, Bostrom Seating®, Sprague Devices®, RoadWatch™, Stratos™, ComforTEK®, FlameTEK™, and FinishTEK™.

Comprehensive Cab Product and Cab System Solutions.     We manufacture a broad base of products utilized in the interior and the exterior of a commercial vehicle cab. We believe the breadth of our product offerings provides us with a potential opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.

End-User Focused Product Innovation.     We believe that commercial vehicle OEMs focus on interior and exterior product design features that better serve the vehicle operator and therefore seek suppliers that can provide product innovation. In response, we have built an engineering, and research and development organization to assist OEMs in meeting those needs. We believe this helps us secure content on new as well as current platforms and models.

Flexible Manufacturing Capabilities.     Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our end users frequently request modified products in low volumes within a limited time frame. We have a variable cost structure and can leverage our flexible manufacturing capabilities to provide low volume, customized products to meet each customer’s styling, cost and just-in-time delivery requirements. We manufacture or assemble our products at facilities in North America, Europe and in the Asia Pacific region.

Global Capabilities.     Because many of our customers manufacture and sell their products on a global basis, we believe we have a competitive advantage through dedicated sales, engineering, manufacturing and assembly capabilities on a global basis. We have these capabilities in North America, Europe and the Asia Pacific region.

Relationships with Leading Customers and Major North American Fleets.     Because of our comprehensive product offerings, brand names and product features, we believe we are a long-term global supplier to many of the leading MD/HD Truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, Navistar, Daimler Trucks, Deere & Co., Oshkosh Corporation, Komatsu and Škoda (which is part of the Volkswagen Group). In addition, through our sales and engineering teams, we maintain relationships with the major MD/HD Truck fleet organizations that are end-users of our products such as Schneider National, Werner, Walmart, FedEx and JB Hunt.

Barriers to Entry.     Barriers to entry include investment and specific engineering requirements, transition costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and brand name recognition.

Proven Management Team.     We believe that our management team has substantial depth of knowledge and expertise in critical operational areas and has demonstrated success in reducing costs, improving processes and expanding revenue through product, market, geography and customer diversification.

Acquisitions

See Note 4 of our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on business combinations.

Research and Development

Our research and development centers support our ability to offer superior quality and technologically advanced products to our customers at competitive prices. We offer industrial engineering, product design, specialized simulation and testing and evaluation services that are necessary in today’s global markets. With our resources for acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out, we design complete integrated solutions for the end-user.

We engage in global engineering, and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design and development and testing of new products for existing and new applications.

Generally, we work with our customers’ engineering and development teams at the beginning of the concept design process for new components and assemblies and systems, or the re-engineering processes for existing components and assemblies, in order to leverage production efficiency and quality. Due to the compressive nature of our business, development time is critical, and these processes take place well in advance of production. Our customers are continuously searching for advanced products while maintaining cost, quality and performance deliverables.

Product development cycles are compressing every year and we believe we are staffed with experienced engineers and have equipment and technology to support early design involvement that can result in products that meet or exceed the customer’s design and performance requirements and is more efficient to manufacture. In addition, our ability to support our products and customers with extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors by focusing on delivering our customers integrated products that have superior content, comfort and safety.

Research and development costs expensed for the year ended December 31, 2014, 2013 and 2012 totaled $6.3 million, $6.6 million and $6.4 million, respectively.

Intellectual Property

Our principal intellectual property consists of product and process technology, a limited number of U.S. and foreign patents, trade secrets, trademarks and copyrights. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights. As we diversify and globalize our operations, we may encounter localized laws and practices that are not as stringent or enforceable as those in developed markets and thus risk intellectual property infringement.

Our major products include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, ComforTEK®, FlameTEK™, FinishTEK™ and Mayflower®. We believe that our products are valuable and are increasing in value with the growth of our business, but that our business is not dependent on such products. We own U.S. federal trademark registrations for several of our products.

Backlog

We do not generally obtain long-term, firm purchase orders from our customers. Rather, our customers typically place annual blanket purchase orders that do not obligate them to purchase any specific or minimum amount of products from us until a release is issued by the customer under the blanket purchase order. Releases are typically placed 30 to 90 days prior to required delivery and may be canceled at any time within agreed terms. We do not believe that our backlog of expected product sales covered by firm purchase orders is a meaningful indicator of future sales since orders may be rescheduled or canceled.

Employees

As of December 31, 2014, we had approximately 6,850 permanent employees, of whom approximately 16% were salaried and the remainder hourly. As of December 31, 2014, approximately 48% of the employees in our North American operations were unionized, with the majority of union represented personnel based in Mexico. Approximately 63% of our employees of our European and Asia Pacific operations were represented by shop steward committees. We did not experience any material strikes, lockouts or work stoppages during 2014 and consider our relationship with our employees to be satisfactory. On an as-needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.

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

Several of our facilities are certified as or are in the process of being certified as ISO 9001, 14000 or 14001 compliant (the international environmental management standard) or are developing similar environmental management systems. Although we have made and will continue to make capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2015. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.

Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the cost of cleanup and for any other response by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.

Government Regulations

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency, state regulatory agencies, such as the California Air Resources Board and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, in 2011, the EPA and National Highway Traffic Safety Administration adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards will phase in with increasing stringency in each model year from 2014 to 2018. Any changes in EPA or CARB regulations can have an impact on production volumes for new vehicles and, as a result, indirectly impact our operations. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

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

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information with respect to our executive officers as of March 16, 2015:

Name	Age	Principal Position(s)
Richard P. Lavin	62	President, Chief Executive Officer and Director

Patrick E. Miller	47	President of Global Truck and Bus

C. Timothy Trenary	58	Executive Vice President, and Chief Financial Officer

Brent A. Walters	50	Senior Vice President, General Counsel, Chief Compliance Officer & Secretary

The following biographies describe the business experience of our executive officers:

Richard P. Lavin has served as director since August 2013 and as President and Chief Executive Officer since May 2013. Prior to joining us in May 2013, Mr. Lavin was the Group President of Construction Industries and Growth Markets at Caterpillar Inc. from December 2007 to December 2012. Mr. Lavin served as Vice President of Human Resources for Caterpillar Inc. from 2001 to 2004 and served as its Vice President of Operations for Asia Pacific Division from July 2004 to December 2007. From 1984 to 2001, Mr. Lavin served in a number of key leadership roles at Caterpillar including Product Manager, Director of Corporate Human and Labor Relations, Director of Compensation and Benefits and Attorney. Mr. Lavin has been a Director for USG Corporation since November 2009 and ITT Corporation since May 2013. Mr. Lavin served as a Director of US-China Business Council, the U.S.-India Business Council and the U.S. Korea Business Council. Mr. Lavin also was a member of The Conference Board and the Chicago Council on Global Affairs. Mr. Lavin served on the International Advisory Council of Guanghua School of Management at Peking University and serves on the Board of Trustees at Bradley University.

Patrick E. Miller has served as President of Global Truck and Bus since August 2013, and prior thereto served as Vice President and General Manager of the Aftermarket division. Mr. Miller also served in roles for CVG as Senior Vice President of Purchasing and Logistics, Vice President of North American Operations, and Vice President and General Manager of the Cab Structures Division. Prior to joining the company in 2005, Mr. Miller held various leadership positions in operations, sales, and product engineering for ArvinMeritor, Alcoa, and Hayes Lemmerz supplying component systems to the light vehicle and heavy duty truck OEMs.

C. Timothy Trenary has served as the Executive Vice President and Chief Financial Officer since October 2013. Mr. Trenary served as Executive Vice President and Chief Financial Officer of ProBuild Holdings LLC, a privately held North American supplier of building materials, from 2010 to 2013. Prior to that, Mr. Trenary served as Senior Vice President & Chief Financial Officer of EMCON Technologies Holdings Limited, a privately held global automotive parts supplier, from 2008 to 2010; and as Vice President and Chief Financial Officer of DURA Automotive Systems, Inc., a publicly held global automotive parts supplier, from 2007 to 2008. Mr. Trenary is a Certified Public Accountant (registered status).

Brent A. Walters has served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since October 2013. From 2009 to 2013 he was Vice President, General Counsel, Chief Compliance Officer and Secretary of Gardner Denver, Inc. (“GDI”). GDI is a leading global manufacturer of highly engineered products, primarily compressors, pumps and blowers. He joined GDI from Caterpillar Inc., where he held a series of law positions with increasing responsibility from 1996 to 2009. Prior to joining Caterpillar in 1996, Mr. Walters was an attorney at Hinshaw & Culbertson for 5 years and a Big 4 financial auditor for 2 years. Mr. Walters has a B.S. in accounting from Bradley University and J.D. from Southern Illinois University School of Law. Mr. Walters is a Certified Public Accountant (not licensed).

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. These are not the only risks we face.

If any of these risks and uncertainties were to actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

•

Our results of operations could be significantly adversely affected by a downturn in the U.S. and global economy which naturally is accompanied by related declines in infrastructure development and other construction projects.

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

•	Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market.

•	Demand in the MD/HD construction equipment market, which is the market in which our products are primarily used, is typically related to the level of larger-scale infrastructure development projects.

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

Growing our position in the Chinese market is a key component of our global growth strategy. The commercial vehicle market in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the size of the Chinese market continues to increase, we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants may act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business in China is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if commercial vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.

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

In addition, tightening of credit in financial markets may adversely affect the ability of our customers to obtain financing for significant truck orders. For example, North American Class 8 production in 2013 decreased approximately 12% over the prior year period. We cannot provide any assurance as to the length or level of the recovery from the recent decline, and any future decline would have an adverse impact on our business and results of operations. Any extended downturn could materially affect our business and results of operations. We also cannot predict the industry will follow past cyclical patterns that might include strong preorders in advance of new emissions standards or declines driven by post-EPA standards or economic conditions. Changes in these patterns may adversely affect our business and results of operations.

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

Sales to A.B. Volvo, Daimler Truck, PACCAR and Caterpillar accounted for approximately 19%, 15%, 12% and 9%, respectively, of our revenue in 2014, and our ten largest customers accounted for approximately 77% of our revenue in 2014. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations.

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

The aggregate amount of our outstanding indebtedness was $250.0 million as of December 31, 2014. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility and our other debt instruments, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving credit facility and the indenture governing the debt instruments;

•	the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness;

•	making us more vulnerable to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, or execution of our business strategy or other purposes.

Any of these factors could materially adversely affect our business, financial condition and results of operations.

•	Economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.

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

Our operating results may fluctuate as a result of these and other events and factors:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements by us and our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced products;

•	announcement of technological innovations or new products by us or our competitors;

•	the length of our sales cycles;

•	conditions in the commercial vehicle industry;

•	changes in our operating expenses;

•	personnel changes;

•	new business acquisitions;

•	uncertainty in Ukraine, the Middle East or any other geographic region;

•	cyber-attacks to our systems;

•	union actions;

•	changes in foreign currency exchange rates; and

•	seasonal factors.

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

We have operations in the United Kingdom, Czech Republic, Ukraine, China; Australia, Mexico and India, which accounted in the aggregate for approximately 26%, 25% and 21% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia Pacific region, specifically China and India, as key markets likely to experience substantial growth in our market share, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in those regions. If we are unable to deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.

•	Our products may be rendered less attractive by changes in competitive technologies.

Changes in competitive technologies may render certain of our products less attractive. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly, all of which could adversely affect our business, results of operations and growth potential. Moreover, we warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these OEMs’ customers, in some cases for as long as seven years. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would materially adversely affect our results of operations.

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

In addition to patent and trademark protection, we also protect trade secrets, “know-how” and other confidential information against unauthorized use or disclosure by persons who have access to them, such as our employees and others, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other confidential information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, trade secrets, know-how, or other confidential information, our revenues could be materially adversely affected.

As we diversify and globalize our geographic footprint, we may encounter laws and practices in emerging markets that are not as stringent or enforceable as those present in developed markets, and thus incur a higher risk of intellectual property infringement, which could materially adversely affect our results of operations.

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

We may pursue acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisition of businesses may require additional debt financing, resulting in additional leverage. The covenants relating to our indenture and debt instruments may further limit our ability to complete acquisitions. There can be no assurance we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If the expected synergies from acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be materially adversely affected.

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

We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. There can be no assurance that any current or future restructuring will be completed as planned or achieve the desired results. The failure to complete restructuring as planned could materially adversely affect our results of operations.

Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess amount. There can be no assurance that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment. Any future impairments may materially adversely affect our results of operations.

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

Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2015.

The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws. If we violate or fail to comply with these laws and regulations or do not have the requisite permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material adverse effect on our financial condition and results of operations.

•	We may be adversely affected by the impact of government regulations on our OEM customers.

Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the U.S. Environmental Protection Agency (“EPA”), state regulatory agencies in North America, such as the California Air Resources Board (“CARB”), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration in the U.S. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. In 2011, the EPA and National Highway Traffic Safety Administration adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards will phase in with increasing stringency in each model year from 2014 to 2018. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.

•	We may be adversely affected by new regulations relating to conflict minerals.

In August 2012, the SEC adopted new disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures we implement may not enable us to ascertain with sufficient certainty the origins for these minerals, which may harm our reputation, as well as incur costs associated with an audit. We may also face difficulties in satisfying customers who may require that our products be DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our financial condition or results of operations.

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

Our operations depend to a large extent on the efforts of our senior management team. Since the beginning of 2013, several members of senior management team including our President and Chief Executive Officer, our Chief Financial Officer and others have joined the Company.

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

The hourly workforces at our Shadyside, Ohio facility and Mexico operations are unionized. The unionized employees at our North American facilities, with the majority being represented in Mexico, represent approximately 48% of our employees as of December 31, 2014. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 63% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may seek to limited our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.

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

Certain provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors. These provisions include:

•	a classified board of directors with staggered terms;

•	a prohibition on stockholder action through written consents;

•	a requirement that special meetings of stockholders be called only by the board of directors;

•	advance notice requirements for stockholder proposals and director nominations;

•	limitations on the ability of stockholders to amend, alter or repeal the by-laws; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock and common stock with such terms as the board of directors may determine.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, financial information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfunction, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business and our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce our distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2014:

Location	Primary Product/Function	Ownership Interest
Piedmont, Alabama	Seats & Mirrors	Owned
Douglas, Arizona	Warehouse	Leased
Dalton, Georgia	Trim & Warehouse	Leased
Monona, Iowa	Wire Harness	Owned
Edgewood, Iowa	Wire Harness	Leased
Michigan City, Indiana	Wipers, Switches	Leased
Wixom, Michigan	Engineering	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box	Owned
Concord, North Carolina	Injection Molding	Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	Owned
Chillicothe, Ohio	Interior Trim & Warehouse	Owned / Leased
New Albany, Ohio	Corporate Headquarters / R&D	Leased
Tigard, Oregon	Interior Trim & Warehouse	Leased
Vonore, Tennessee	Seats, Mirrors & Warehouse	Owned / Leased
Dublin, Virginia	Interior Trim & Warehouse	Owned / Leased
Agua Prieta, Mexico	Wire Harness	Leased
Saltillo, Mexico	Interior Trim & Seats	Leased
Northampton, United Kingdom	Seats	Leased
Brisbane, Australia	Seats	Leased
Sydney, Australia	Seats	Leased
Shanghai, China	Seats	Leased
Shanghai, China	R&D	Leased
Brandys nad Orlici, Czech Republic	Seats	Owned
Liberec, Czech Republic	Wire Harness	Leased
Baska (State of Gujarat) India	Seats	Leased
Pune (State of Maharashtra), India	Seats	Leased
Dharwad (State of Karnataka), India	Seats	Leased
L’viv, Ukraine	Wire Harness	Leased

We also have leased sales and service offices located in the U.S., Belgium, Australia, Czech Republic and France and a sales office branch in Sweden. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and 7.875% senior secured notes due 2019. See Note 7 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan and New Albany, Ohio facilities, which are administrative offices.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service (“IRS”). We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$7.25	$5.38
Third Quarter	$10.91	$6.00
Second Quarter	$10.67	$8.64
First Quarter	$9.34	$7.10
Year Ended December 31, 2013:
Fourth Quarter	$9.95	$6.85
Third Quarter	$8.41	$6.85
Second Quarter	$8.45	$6.78
First Quarter	$9.04	$7.31

As of March 16, 2015, there were 173 holders of record of our outstanding common stock.

We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the Second Amended and Restated Loan and Security Agreement (“Second ARLS Agreement”) and the indenture governing the 7.875% notes, as described in more detail under “Management’s Discussion and Analysis —Liquidity and Capital Resources — Debt and Credit Facilities.”

The following graph compares the cumulative five-year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group that includes Meritor Inc., WABCO Holdings, Inc., Titan International Inc., Modine Manufacturing Co., EnPro Industries Inc., Accuride Corporation, Stoneridge Inc., Altra Industrial Motion Corp., L.B. Foster Company, Fuel Systems Technologies Inc., Core Molding Technologies Inc. and Williams Controls Inc. During 2013, Altra Holdings Inc. changed its name to Altra Industrial Motion Corp. Additionally, during 2013, Cascade Corp. and Williams Controls Inc. were acquired in separate transactions. As such, they are no longer included in the peer group. The graph assumes that the value of the investment in the Company’s common stock, in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

*	Based on $100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Commercial Vehicle Group, Inc.	100.00	271.29	150.67	136.91	121.23	111.06
NASDAQ Composite	100.00	118.14	117.19	137.84	193.20	221.86
Peer Group	100.00	175.54	110.52	134.30	187.53	204.31

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

The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2014:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Prgrams
Month #1
(October 1, 2014 through October 31, 2014)	90,236	$5.97	—	—
Month #2
(November 1, 2014 through November 30, 2014)	—	—	—	—
Month #3
(December 1, 2014 through December 31, 2014)	—	—	—	—

We did not repurchase any of our common stock on the open market as part of a stock repurchase program during the fourth quarter of 2014. However, our employees surrendered 90,236 shares of our common stock in 2014 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan. At the annual meeting of the Company’s shareholders held in May 2014, the shareholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”).

Unregistered Sales of Equity Securities

We did not sell any equity securities during 2014 that were not registered under the Securities Act of 1933, as amended.

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

Material Events Affecting Financial Statement Comparability:

Our acquisitions of Bostrom Seating (“Bostrom”) and Stratos Seating (“Stratos”) in 2011 materially impacted our results of operations and as a result, our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 are not comparable to the results of the prior periods presented without consideration of the information provided in Note 4 to our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$839,743	$747,718	$857,916	$832,022	$597,779
Cost of revenues	732,055	667,989	741,378	716,430	522,982

Gross profit	107,688	79,729	116,538	115,592	74,797
Selling, general and administrative expenses	72,480	71,711	71,949	65,521	56,111
Amortization expense	1,515	1,580	493	346	240
Restructuring costs	—	—	—	669	1,730

Operating income	33,693	6,438	44,096	49,056	16,716
Other expense (income)	215	139	69	353	(4,780)
Interest expense	20,716	21,087	20,945	19,570	16,834
Loss on early extinguishment of debt	—	—	—	7,448	—

Income (loss) before (benefit) provision for income taxes	12,762	(14,788)	23,082	21,685	4,662
Provision (benefit) for income taxes	5,131	(2,337)	(26,948)	3,095	(1,825)

Net income (loss)	7,631	(12,451)	50,030	18,590	6,487

Less: Non-controlling interest in subsidiary’s income (loss)	1	(6)	(47)	(15)	—

Net income (loss) attributable to CVG stockholders	$7,630	$(12,445)	$50,077	$18,605	$6,487

Income (loss) per share attributable to common stockholders:
Basic	$0.26	$(0.44)	$1.77	$0.67	$0.25
Diluted	$0.26	$(0.44)	$1.76	$0.66	$0.24
Weighted average common shares outstanding:
Basic	28,926	28,230	28,230	27,848	26,247
Diluted	29,117	28,428	28,428	28,190	26,994

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$201,760	$185,159	$195,318	$193,783	$116,077
Total assets	442,013	432,441	439,665	406,884	286,207
Total liabilities, excluding debt	133,177	122,463	122,357	144,109	121,332
Total debt	250,000	250,000	250,000	250,000	164,987
Total CVG stockholders’ equity (deficit)	58,801	59,945	66,286	12,766	(112)
Total non-controlling interest	35	33	22	9	—
Total stockholders’ equity (deficit)	58,836	59,978	66,308	12,775	(112)
Other Data:
Net cash provided by (used in):
Operating activities	$9,519	$19,153	$24,049	$7,794	$17,563
Investing activities	(12,289)	(12,949)	(42,759)	(32,376)	(9,955)
Financing activities	(527)	(937)	(1,178)	(70,930)	24,730
Depreciation and amortization	18,247	20,581	14,067	12,576	11,564
Capital expenditures, net	14,568	13,666	18,641	22,291	10,645
North American Heavy-duty (Class 8) Truck Production (units) [1]	297,000	245,000	279,000	255,000	154,000

(1)	Source: ACT N.A. Commercial Vehicle OUTLOOK (February 2015).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The Company (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium-and heavy-duty truck (“MD/HD Truck”) market, the medium-and heavy-construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

We have manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia/Pacific region.

Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications in commercial vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products.

Business Overview

Demand for our heavy truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 21% in 2014. According to a February 2015 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to peak at 340,000 in 2015, decline to 242,000 in 2018 and increase to 286,000 in 2019. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite index will increase from 114.1 in 2014 to 144.1 in 2019. ACT estimates that the average age of active U.S. Class 8 trucks is 10.6 years in 2014, which is consistent with the average age in 2013. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2014, approximately 44% of our revenue was generated from sales to North American heavy-duty truck OEMs. Our remaining revenue in 2014 was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty (Class 8) trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. In addition, certain of our products are only utilized in North American MD / HD Truck market, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for heavy-duty (Class 8) trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

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

Our Long-term Strategy

In 2014, we concluded our long-term strategic planning process known as CVG 2020. CVG 2020 is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our 2020 goals. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are seats, trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period toward Asia-Pacific. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. As such, we expect to increase our capital spending as we invest in our facilities, sales opportunities, Operational Excellence initiatives and other activities.

Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.

Consolidated Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2014		2013		2012
Revenues	$839,743	100.0%	$747,718	100.0%	$857,916	100.0%
Cost of revenues	732,055	87.2	667,989	89.3	741,378	86.4

Gross profit	107,688	12.8	79,729	10.7	116,538	13.6
Selling, general and administrative expenses	72,480	8.6	71,711	9.6	71,949	8.4
Amortization expense	1,515	0.2	1,580	0.2	493	0.1

Operating income	33,693	4.0	6,438	0.9	44,096	5.1
Other expense	215	—	139	—	69	—
Interest expense	20,716	2.5	21,087	2.8	20,945	2.4

Income before provision (benefit) for income taxes	12,762	1.5	(14,788)	(1.9)	23,082	2.7
Provision (benefit) for income taxes	5,131	0.6	(2,337)	(0.3)	(26,948)	(3.0)

Net income (Loss)	7,631	0.9	(12,451)	(1.6)	50,030	5.7
Less: Non-controlling interest in subsidiary’s income (loss)	1	—	(6)	—	(47)	—

Net income (loss) attributable to common stockholders	$7,630	0.9%	$(12,445)	(1.6)%	$50,077	5.7%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

CONSOLIDATED RESULTS

Revenues.     On a consolidated basis, revenue increased $92.0 million, or 12.3%, to $839.7 million for the year ended December 31, 2014 compared to $747.7 million for the year ended December 31, 2013. The increase in sales primarily resulted from increased North American MD / HD Truck production volumes and increased sales into the North American construction and agriculture markets. Specifically, the $92.0 million revenue increase on a consolidated basis resulted from:

•	a $48.7 million, or 15%, increase primarily in OEM North American MD/HD Truck revenues;

•	a $25.0 million or 17% increase in North American OEM construction revenues;

•	a $6.9 million, or 5%, increase in aftermarket revenues;

•	a $5.0 million, or 53%, increase in agriculture revenues; and

•	a $6.4 million, or 5%, increase in revenues from other markets.

Gross Profit.     Gross profit increased $28.0 million to $107.7 million for the year ended December 31, 2014 from $79.5 million for the year ended December 31, 2013. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $64.1 million, or 9.6%, resulting from an increase in raw material and purchased component costs of $51.6 million, wages and benefits of $5.9 million and overhead costs of $6.6 million. As a percentage of revenues, gross profit increased to 12.8% for the year ended December 31, 2014 from 10.7% for the year ended December 31, 2013. The increase in gross profit resulted from the increase in sales volume as well as non-recurrence of asset impairments incurred in 2013 amounting to $2.7 million. This was offset by a loss of $0.8 million on the sale of our Norwalk, Ohio facility and $1.3 million in closure costs of our Tigard, Oregon facility.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expense increased $0.8 million, or 1.1%, to $72.5 million for the year ended December 31, 2014 from $71.7 million for the year ended December 31, 2013. The net increase in selling, general and administrative expenses primarily resulted from additional spending incurred in 2014 to support enhancements in the manner to which we go to market, including the development of a product line management infrastructure; actions to institutionalize our operational excellence efforts; and the development of a centrally led procurement organization. In addition, during 2013 we incurred expense of $2.8 million for third party consulting services, $2.5 million of expense related to the change in the Company’s executive leadership and $1.8 million of expense for employee separations. We did not incur similar charges in the year ended December 31, 2014.

Interest Expense.     Interest expense decreased $0.4 million to $20.7 million for the year ended December 31, 2014 from $21.1 million for the year ended December 31, 2013.

Provision (Benefit) for Income Taxes.     Our provision for income taxes increased by $7.4 million to $5.1 million for the year ended December 31, 2014 compared to an income tax benefit of $2.3 million for the year ended December 31, 2013. This primarily resulted from the mix of income between our U.S. and non-U.S. locations, and tax valuation allowances established or released during the year. In 2014, we established a valuation allowances for deferred tax assets associated with certain U.S. state tax net operating loss carry forwards that we have determined are likely to expire before they can be utilized. In addition, tax benefits are not recognized in U.K., China, Ukraine and India where we are subject to valuation allowances. We released valuation allowances in the Czech Republic and Luxemburg that had been established against deferred assets in prior years. For additional information regarding the deviation from statutory income tax refer to Note 9 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Net Income (Loss) Attributable to CVG Stockholders.     Net income attributable to CVG stockholders was $7.6 million for the year end December 31, 2014 compared to a loss of $12.4 million for the year ended December 31, 2013.

SEGMENT RESULTS

In the fourth quarter of 2014, two reportable segments were established: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell seats and seating systems (“Seats”), trim systems and components, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD / HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture markets in Europe.

See Note 10 of the Notes to Consolidated Financial Statements under Item I Financial Statements and Supplementary Data for restated financial information by segment for each of the three years ended December 31, 2014, 2013 and 2012, including information on sales and assets by geographic area.

Global Truck and Bus Segment Results

	2014		2013
	(amounts in thousands)
Revenues	$534,118	100.0%	$473,245	100.0%
Gross Profit	81,430	15.2	59,524	12.6
Selling, General & Administrative Expenses	28,890	5.4	28,036	5.9
Operating Income	51,171	9.6	30,056	6.4

Revenues.     GTB Segment revenues increased $60.9 million or 12.9% to $534.1 million for the year ended December 31, 2014 from $473.2 million for the year ended December 31, 2013. The increase in GTB Segment revenues is primarily a result of:

•	a $48.0 million, or 16%, increase primarily in OEM North American MD/HD Truck revenues;

•	a $4.1 million, or 4%, increase in aftermarket revenues;

•	a $3.4 million, or 13%, increase in OEM bus revenues; and

•	a $5.4 million, or 13%, increase in revenues from other markets.

Gross Profit.     GTB Segment gross profit increased $21.9 million, or 36.8%, to $81.4 million for the year ended December 31, 2014 from $59.5 million for the year ended December 31, 2013. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $39.0 million, or 9.4%, as a result of an increase in raw material and purchased component costs of $31.7 million, salaries and benefits of $4.7 million and overhead of $2.6 million. As a percentage of revenues, gross profit increased to 15.2% for the year ended December 31, 2014 from 12.6% for the year ended December 31, 2013. The increase in gross profit resulted from the increase in sales volume as well as non-recurrence of machinery and equipment and IT asset impairments incurred in 2013 amounting to $2.7 million. This was offset by closure costs of $1.3 million associated with the closure of our Tigard, Oregon facility and an impairment charge of $0.8 million resulting from the sale of our Norwalk, Ohio facility.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses increased $0.9 million, or 3.0%, to $28.9 million for the year ended December 31, 2014 from $28.0 million for the year ended December 31, 2013. The increase in selling, general and administrative expenses is primarily the result of additional spending incurred in 2014 to support enhancements in the manner to which we go to market.

Global Construction and Agriculture Segment Results

	2014		2013
	(amounts in thousands)
Revenues	$317,201	100.0%	$282,837	100.0%
Gross Profit	29,583	9.3	24,365	8.6
Selling, General & Administrative Expenses	21,903	6.9	19,273	6.8
Operating Income	7,533	2.4	4,943	1.8

Revenues.     GCA Segment revenues increased $34.4 million or 12.1% to $317.2 million for the year ended December 31, 2014 from $282.8 million for the year ended December 31, 2013. The increase in GCA Segment revenue is primarily a result of:

•	a $23.6 million, or 17%, increase in North American OEM construction revenue;

•	a $4.8 million, or 61%, increase in agriculture revenues; and

•	a $6.0 million, or 4%, increase in revenues from other markets.

Gross Profit.     GCA Segment gross profit increased $5.2 million, or 21.4%, to $29.6 million for the year ended December 31, 2014 from $24.4 million for the year ended December 31, 2013. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $29.1 million, or 11.3%, as a result of an increase in raw material and purchased component costs of $23.5 million, salaries and benefits of $1.2 million and overhead of $4.4 million. As a percentage of revenues, gross profit increased to 9.3% for the year ended December 31, 2014 from 8.6% for the year ended December 31, 2013. The increase in gross profit resulted from the increase in sales volume, partially offset by foreign currency exchange transaction impacts of $1.0 million.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses increased $2.6 million or 13.6% to $21.9 million in the year ended December 31, 2014 from $19.3 million for the year ended December 31, 2013. The increase in selling, general and administrative expenses primarily resulted from the increase in additional spending incurred in 2014 to support enhancements in the manner to which we go to market.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Results

Revenues.     Consolidated revenue decreased $110.2 million, or 12.8%, to $747.7 million for the year ended December 31, 2013 from $857.9 million for the year ended December 31, 2012. The decrease in sales primarily resulted from decreased North American MD / HD Truck production volumes and customer destocking in the global construction markets we serve.

•	a $85.0 million, or 20%, decrease primarily in OEM North American MD/HD Truck revenue;

•	a $45.7 million, or 23%, decrease in global construction revenue driven by customer destocking; and

•	a $11.7 million, or 43%, decrease in military revenue driven by a significant decline in US government military defense spending.

The market declines noted above were offset by a $5.0 million, or 24%, increase in OEM bus revenue and a $27.6 million, or 59% increase in other markets.

Gross Profit.     Gross profit decreased $36.8 million to $79.5 million for the year ended December 31, 2013 from $116.5 million for the year ended December 31, 2012. Included in gross profit is cost of revenues, which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $73.4 million, or 9.9%, resulting from a decline in raw material and purchased component costs of $57.9 million, a decrease in wages and benefits costs of $20.1 million associated with a decline in sales volume. This was offset by an increase in overhead costs of $4.6 million due primarily to impairment of machinery and IT equipment. As a result, gross profit as a percentage of revenues decreased to 10.7% for the year ended December 31, 2013 from 13.6% for the year ended December 31, 2012.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses were substantially the same at $71.7 million for the year ended December 31, 2013 compared to $71.9 million for the year ended December 31, 2012. Cost savings in workforce, bonus and travel totaling $7.3 million were offset by $7.1 million in costs to change executive leadership, for consulting expenses and for employee separation costs.

Interest Expense.     Interest expense increased $0.2 million to $21.1 million for the year ended December 31, 2013 from $20.9 million for the year ended December 31, 2012.

(Benefit) Provision for Income Taxes.     Our benefit for income taxes decreased $24.6 million to a benefit of $2.3 million for the year ended December 31, 2013 compared to an income tax benefit of $26.9 million for the year ended December 31, 2012. This decrease in the tax benefit resulted primarily from a non-recurring benefit associated with the release of domestic valuation allowances that resulted in an income tax benefit in 2012 of $26.9 million. For additional information regarding the deviation from statutory income tax rates, refer to Note 9 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Net Income (Loss) Attributable to CVG Stockholders.     Net loss attributable to CVG stockholders was $12.4 million for the year ended December 31, 2013 compared to net income of $50.1 million for the year ended December 31, 2012.

Global Truck and Bus Segment Results

	2013		2012
	(amounts in thousands)
Revenues	$473,245	100.0%	$545,355	100.0%
Gross Profit	59,524	12.6	81,466	14.9
Selling, General & Administrative Expenses	28,036	5.9	27,386	5.0
Operating Income	30,056	6.4	53,740	9.9

Revenues.     GTB Segment revenues decreased $72.1 million or 13.2% to $473.2 million for the year ended December 31, 2013 from $545.4 million for the year ended December 31, 2012. The decline in GTB Segment revenue is primarily a result of:

•	an $84.4 million, or 22%, decrease primarily in OEM North American MD/HD Truck revenues; and

•	a $2.7 million, or 3%, decrease in aftermarket revenue.

The market declines noted above were offset by a $6.6 million, or 32%, increase in OEM bus revenue and a $8.4 million, or 25%, increase in revenues from other markets.

Gross Profit.     GTB Segment gross profit declined $21.9 million, or 26.9%, to $59.5 million for the year ended December 31, 2013 from $81.5 million for the year ended December 31, 2012. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $50.2 million, or 9.9%, resulting from a decline in raw material and purchased component costs of $38.2 million, a decrease in wages and benefits of $11.0 million and a decrease in overhead of $1.0 million. Gross profit as a percentage of sales declined to 12.6% for the year ended December 31, 2013 from 14.9% for the year ended December 31, 2012. The decrease in gross profit resulted primarily from the decrease in sales volume and impairments of machinery and equipment and IT assets totaling $2.7 million in the year ended December 31, 2013.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consists primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expense increased $0.6 million or 2.6% to $28.0 million for the year ended December 31, 2013 from $27.4 million for the year ended December 31, 2012. The increase resulted primarily from an increase in employee separation costs, partially offset by cost savings in workforce, bonus and travel.

Global Construction and Agriculture Segment Results

	2013		2012
	(amounts in thousands)
Revenues	$282,837	100.0%	$326,735	100.0%
Gross Profit	24,365	8.6	37,632	11.5
Selling, General & Administrative Expenses	19,273	6.8	20,399	6.2
Operating Income	4,943	1.7	17,081	5.2

Revenue.     GCA Segment revenue decreased $43.9 million or 13.4% to $282.8 million for the year ended December 31, 2013 from $326.7 million for the year ended December 31, 2012. The decrease in GCA Segment sales is primarily a result of:

•	a $41.3 million, or 23%, decrease in global construction revenues;

•	a $10.0 million, or 42%, decrease in military revenues; and

•	a $7.9 million, or 16%, decrease in aftermarket revenues.

The market declines noted above were offset by a $13.8 million, or 49%, increase in automotive revenues and a $1.5 million, or 2%, increase in other revenues.

Gross Profit.     GCA Segment gross profit decreased $13.3 million, or 35.7%, to $24.4 million for the year ended December 31, 2013 from $37.3 million for the year ended December 31, 2012. Included in gross profit is cost of revenues which consist primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $30.6 million, or 10.6%, resulting from a decline in raw material and purchased component costs of $25.6 million, a decrease in wages and benefits of $3.2 million and a decrease in overhead of $1.8 million. As a percentage of revenue, GCA Segment gross profit declined to 8.6% for the year ended December 31, 2013 from 11.5% for the year ended December 31, 2012. The decrease in gross profit resulted from the decrease in sales volume and foreign currency exchange transaction impacts of $1.3 million.

Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expense declined $1.1 million, or 5.4%, to $19.3 million for the year ended December 31, 2013 from $20.4 million for the year ended December 31, 2012. The decrease resulted primarily from cost savings in workforce, bonus and travel.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the year ended December 31, 2014 were cash generated from the sale of our various products to our customers throughout the year. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2015. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during 2014.

For the year ended December 31, 2014, cash provided by operations was approximately $9.5 million compared to approximately $19.2 million in the year ended December 31, 2013. This decrease was primarily the result of higher working capital, specifically accounts receivable and inventory, due to higher sales volume. This was partially offset by higher net income resulting from higher sales volume. For the year ended December 31, 2013, cash provided by operations was approximately $19.2 million compared to approximately $24.0 million in the year ended December 31, 2012. This decrease was primarily the result of lower net income, partially offset by reductions in working capital as a consequence of the reduction in sales.

Net cash used in investing activities was approximately $12.3 million for the year ended December 31, 2014 compared to approximately $12.9 million for the year ended December 31, 2013, and approximately $42.8 million for the year ended December 31, 2012. The decrease in cash used for investing activities for the year ended December 31, 2014 compared to 2013 was due primarily to a decline in cash contribution premiums into the life insurance policies used to fund the Company’s deferred compensation plan, slightly offset by a small increase in capital expenditures. The decrease in cash used for investing activities for the year ended December 31, 2013 compared to 2012 was due to a payment of $24.5 million related to our acquisitions of Vijayjyot (“VSPL”) and Daltek that occurred in 2012.

Net cash provided by financing activities totaled approximately $0.5 million for the year ended December 31, 2014 compared to net cash used of $0.9 million for the year ended December 31, 2013, and net cash used of approximately $1.2 million for the year ended December 31, 2012. The net cash provided by financing activities for the year ended December 31, 2014 primarily resulted from loan proceeds taken against our life insurance policies to fund deferred compensation payments totaling $1.6 million. The net cash used in financing activities for the year ended December 31, 2013 primarily related to the surrender of common stock by employees upon vesting of their restricted stock and additional debt financing costs incurred upon the extension of our Second ARLS Agreement. The net cash used by financing activities for the year ended December 31, 2012 primarily related to the surrender of common stock by employees upon vesting of their restricted stock.

As of December 31, 2014, cash held by foreign subsidiaries was approximately $22.4 million. If we were to repatriate any portion of these funds back to the U.S. we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but rather we intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of December 31, 2014, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). In addition, we had $2.9 million of outstanding letters of credit under various financing arrangements and an additional $37.1 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

Revolving Credit Facility

On November 15, 2013, the Company and certain of our subsidiaries, as borrowers (collectively, the “borrowers”) entered into a Second ARLS Agreement with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.

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

•

Amendments to certain covenants to provide additional flexibility, including (i) conditional permitted distributions, permitted foreign investments, and permitted acquisitions on minimum availability, fixed charge coverage ratio and other requirements, and (ii) permitting certain sale-leaseback transactions;

•	Permitting the repurchase of the Company’s 7.875% notes due 2019 under certain circumstances; and

•

Reduction of the fixed charge coverage ratio maintenance requirement to 1.0:1.0 and reduction of the availability threshold for triggering compliance with the fixed charge coverage ratio, as described below.

The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%

As of December 31, 2014, $3.8 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of December 31, 2014, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2014, we had outstanding letters of credit of $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

Until December 31, 2014, the applicable margin was set at Level III. Thereafter, the applicable margin is subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter because of our failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2014, the applicable margin is set at Level III.

We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from January 1, 2014 through December 31, 2014, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2014.

The Second ARLS Agreement contains other customary restrictive covenants, and customary reporting and other affirmative covenants. See Note 7 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on the covenants. The Company was in compliance with these covenants as of December 31, 2014.

The Second ARLS Agreement contains customary events of default, including, without limitation:

•	nonpayment of obligations under the revolving credit facility when due;

•	material inaccuracy of representations and warranties;

•	violation of covenants in the Second ARLS Agreement and certain other documents executed in connection with it;

•	breach or default of agreements related to debt in excess of $5.0 million that could result in acceleration of that debt;

•	revocation or attempted revocation of guarantees;

•	denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect;

•	certain judgments in excess of $2.0 million;

•	the inability of an obligor to conduct any material part of its business due to governmental intervention, loss of any material license, permit, lease or agreement necessary to the business;

•	cessation of an obligor’s business for a material period of time;

•	impairment of collateral through condemnation proceedings;

•	certain events of bankruptcy or insolvency;

•	certain Employee Retirement Income Securities Act events; and

•	a change in control of the Company.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of December 31, 2014.

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

We could have redeemed the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We could have redeemed the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we could have redeemed up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we could have redeemed up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$250,000	$—	$—	$250,000	$—
Estimated interest payments	84,469	19,688	39,429	25,352	—
Operating lease obligations	33,484	8,800	12,726	4,768	7,190
Pension and other post-retirement funding	48,147	3,815	8,355	8,987	26,990

Total	$416,100	$32,303	$60,510	$289,107	$34,180

We have recorded a liability of approximately $27 thousand for unrecognized tax benefits, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for potential penalties and interest of approximately $2 thousand.

Since December 31, 2014, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

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

As of December 31, 2014, we were not party to significant purchase obligations for goods or services.

Off-Balance Sheet Arrangements

We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities and for leases on equipment and facilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2014, we had outstanding letters of credit of $2.9 million. We do not believe that these letters of credit will be required to be drawn.

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

Goodwill, Intangible and Long-Lived Assets — Goodwill represents the excess of consideration transferred over the fair value of net assets acquired. We review goodwill for impairment annually, utilizing the one-step qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We reviewed goodwill for impairment again when we reorganized into two reportable segments. The goodwill was allocated to the GTB segment as the assets do not benefit the GCA segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

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

For further information on our goodwill and intangible assets, see Notes 2 and 8 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

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

Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors. The amount of such estimates for warranty liability was approximately $4.4 million and $4.5 million at December 31, 2014 and 2013, respectively.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have another post-retirement benefit plan providing medical benefits for certain retirees and their dependents in certain U.S. operations.

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

Discount Rate — The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve, for U.S. pensions; and the iBoxx Over 15 Year AA Corporate Bond Yield for non-U.S. pensions in 2014 and the Barclay’s Capital Corporate AA Rated Sterling Bond Index, for non-U.S. pensions in 2013, in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2014 and 2013 was 3.7% and 4.6%, respectively, for the U.S. pension plans and 3.5%and 4.4%, respectively, for the non-U.S pension plans.

Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2014, 2013 and 2012, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans. For 2014, 2013 and 2012 we assumed an expected long-term rate of return on plan assets of 5.8% for non-U.S. pensions.

Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2014 pension and other post-retirement benefits results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2014:
Discount rate	$(145)	$474
Expected long-term rate of return on plan assets	$(486)	$781
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2014:
Discount rate	$(11,503)	$16,511

We believe we are in compliance with the requirements of the Affordable Care Act and do not anticipate any major impact in the immediate future. We will continue to evaluate the situation for any potential impact the Act may present. Affordable Care Act changes implemented to date include:

•	Expansion of coverage for older children up to age 26

•	Elimination of lifetime maximum benefit limits

•	Elimination of preexisting condition exclusions for children

•	Limited reimbursement under Flexible Spending Accounts for over the counter medications

•	Women’s Preventive Care — expansion of preventive services without co-pays or deductibles

•	Flex Spending Limits — reduction in annual limit for flex spending accounts from $5,000 to $2,500

•	Increase in Medicare tax by 0.9 % on wages over $200,000 for single filers, $250,000 for joint filers and $125,000 for those who are married filing separately

•	W-2 Reporting of Benefits — W-2 forms will be required to show the non-taxable cost of employer health care coverage.

•	Variable Hour Policy to identify and monitor the measurement, administrative, and stability periods of variable hour employees to comply with the requirements of the employer mandate.

Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 6% and 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 and 2013, respectively. The rate was assumed to decrease gradually to 5% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2014 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Increase) decrease from change in health care cost trends rates
Other post-retirement benefit expense	$4	$4
Other post-retirement benefit liability	$11	$12

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2014 and 2013. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would not have a material impact on pre-tax earnings and cash flows.

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

Outstanding foreign currency forward exchange contracts at December 31, 2014 are more fully described in the notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2014 amounted to a net liability of $0.3 million, which was included in other current liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2013 amounted to an asset of $0.2 million, which is included in other current assets in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of income (loss).

Our primary exposures to foreign currency exchange fluctuations are Euro/British pound, Japanese yen/Chinese yuan, Euro/U.S. dollar and Mexican peso/U.S. dollar. At December 31, 2014 and 2013, the potential reduction in earnings from a hypothetical instantaneous 10 % adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be immaterial.

Foreign Currency Transactions

A portion of our revenues during the year ended December 31, 2014 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A portion of our long-term assets and liabilities at December 31, 2014 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Commercial Vehicle Group, Inc.:

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

March 16, 2015

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash	$70,091	$72,695
Accounts receivable, net of allowances of $2,808 and $2,302, respectively	139,912	119,069
Inventories	83,776	80,133
Deferred income taxes, net	9,142	8,180
Other current assets	6,351	7,536

Total current assets	309,272	287,613

PROPERTY, PLANT AND EQUIPMENT
Land and buildings	28,512	29,701
Machinery and equipment	161,667	162,476
Construction in progress	7,114	5,109
Less accumulated depreciation	(123,831)	(118,410)

Property, plant and equipment, net	73,462	78,876
GOODWILL	8,056	8,220
INTANGIBLE ASSETS, net of accumulated amortization of $5,613 and $4,159, respectively	18,589	20,348
DEFERRED INCOME TAXES, NET	23,234	24,468
OTHER ASSETS	9,400	12,916

TOTAL ASSETS	$442,013	$432,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,826	$68,280
Accrued liabilities and other	36,686	34,285

Total current liabilities	107,512	102,565

LONG-TERM DEBT	250,000	250,000
PENSION AND OTHER POST-RETIREMENT BENEFITS	23,356	17,249
OTHER LONG-TERM LIABILITIES	2,309	2,686

Total liabilities	383,177	372,500

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding; common stock $.01 par value; 60,000,000 shares authorized; 29,148,504 and 28,860,143 shares issued and outstanding, respectively	296	296
Treasury stock purchased from employees; 779,484 and 689,248 shares, respectively	(6,622)	(6,095)
Additional paid-in capital	231,907	229,137
Retained deficit	(129,492)	(137,122)
Accumulated other comprehensive loss	(37,288)	(26,308)

Total CVG stockholders’ equity	58,801	59,908
Non-controlling interest	35	33

Total stockholders’ equity	58,836	59,941

TOTAL LIABILITIES AND EQUITY	$442,013	$432,441

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share amounts)
REVENUES	$839,743	$747,718	$857,916
COST OF REVENUES	732,055	667,989	741,378

Gross Profit	107,688	79,729	116,538
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	72,480	71,711	71,949
AMORTIZATION EXPENSE	1,515	1,580	493

Operating Income	33,693	6,438	44,096
OTHER EXPENSE	215	139	69
INTEREST EXPENSE	20,716	21,087	20,945

Income (Loss) Before Provision (Benefit) for Income Taxes	12,762	(14,788)	23,082
PROVISION (BENEFIT) FOR INCOME TAXES	5,131	(2,337)	(26,948)

NET INCOME (LOSS)	7,631	(12,451)	50,030

Less: Non-controlling interest in subsidiary’s income (loss)	1	(6)	(47)

NET INCOME (LOSS) ATTRIBUTABLE TO CVG STOCKHOLDERS	$7,630	$(12,445)	$50,077

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.26	$(0.44)	$1.77

Diluted	$0.26	$(0.44)	$1.76

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	28,926	28,584	28,230

Diluted	29,117	28,584	28,428

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Net income (loss)	$7,631	$(12,451)	$50,030

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,600)	(4,338)	1,692
Minimum pension liability, net of tax	(6,380)	5,910	(1,721)

Other comprehensive (loss) income	(10,980)	1,572	(29)

Comprehensive (loss) income	$(3,349)	$(10,879)	$50,001

Less: Comprehensive income (loss) attributed to noncontrolling interests	1	(11)	(9)

Comprehensive (loss) income attributable to CVG stockholders	$(3,350)	$(10,868)	$50,010

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands , except share data )
BALANCE — December 31, 2011	28,170,929	$285	$(4,059)	$219,112	$(174,754)	$(27,818)	$12,766	$9	$12,775

Issuance of restricted stock	455,834	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(163,284)	—	(1,205)	—	—	—	(1,205)	—	(1,205)
Share-based compensation expense	—	—	—	4,710	—	—	4,710	—	4,710
Total comprehensive income (loss)	—	—	—	—	50,077	(67)	50,010	(9)	50,001
Non-controlling interests	—	—	—	—	—	—	—	22	22

BALANCE — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308

Issuance of restricted stock	495,758	6	—	—	—	—	6	—	6
Surrender of common stock by employees	(99,094)	—	(831)	—	—	—	(831)	—	(831)
Share-based compensation expense	—	—	—	5,315	—	—	5,315	—	5,315
Total comprehensive income (loss)	—	—	—	—	(12,445)	1,577	(10,868)	(11)	(10,879)
Non-controlling interests	—	—	—	—	—	—	—	22	22

BALANCE — December 31, 2013	28,860,143	$296	$(6,095)	$229,137	$(137,122)	$(26,308)	$59,908	$33	$59,941

Issuance of restricted stock	378,597	—	—	—	—	—	—	—	—
Surrender of common stock by employees	(90,236)	—	(527)	—	—	—	(527)	—	(527)
Share-based compensation expense	—	—	—	2,770	—	—	2,770	—	2,770
Total comprehensive income (loss)	—	—	—	—	7,630	(10,980)	(3,350)	1	(3,349)
Non-controlling interests	—	—	—	—	—	—	—	1	1

BALANCE — December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,631	$(12,451)	$50,030

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,247	20,583	14,067
Provision for doubtful accounts	5,225	2,520	2,599
Noncash amortization of debt financing costs	891	1,132	1,132
Pension plan contributions	(2,965)	(3,103)	(2,649)
Shared-based compensation expense	2,741	5,278	4,710
Loss on sale of assets	1,098	142	126
Deferred income tax benefit	3,277	(398)	(30,762)
Noncash loss (gain) on forward exchange contracts	483	264	(765)
Change in other operating items:
Accounts receivable	(27,875)	(6,934)	15,126
Inventories	(5,370)	8,553	(6,748)
Prepaid expenses	2,267	(1,250)	1,559
Accounts payable	3,065	8,982	(18,232)
Accrued liabilities	1,022	2,475	(7,041)
Other operating activities, net	(218)	(6,639)	897

Net cash provided by operating activities	9,519	19,154	24,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,704)	(12,626)	(17,323)
Proceeds from disposal/sale of property, plant and equipment	689	322	125
Post-acquisition and acquisition payments, net of cash received	—	—	(24,520)
Other investing activities, net	726	(645)	(1,041)

Net cash used in investing activities	(12,289)	(12,949)	(42,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings against life insurance policies	1,041	—	—
Proceeds from issuance of common stock under equity incentive plans	—	38	5
Surrender of common stock by employees	(527)	(831)	(1,205)
Debt issuance costs and other	—	(144)	22

Net cash used in financing activities	514	(937)	(1,178)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(348)	(942)	302

NET (DECREASE) INCREASE IN CASH	(2,604)	4,326	(19,586)
CASH:
Beginning of period	72,695	68,369	87,955

End of period	$70,091	$72,695	$68,369

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,831	$19,958	$19,944

Cash paid for income taxes, net	$1,387	$2,344	$4,566

Unpaid purchases of property and equipment included in accounts payable	$864	$1,040	$1,318

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

1.	Organization

Commercial Vehicle Group, Inc. and its subsidiaries (“CVG” or the “Company”)

The Company (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium-and heavy-duty truck (“MD/HD Truck”) market, the medium-and heavy-construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

The Company has manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia/Pacific region.

Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications in commercial vehicles.

In the fourth quarter of 2014, management realigned its reporting structure into two reportable segments, Global Truck and Bus (“GTB”) and Global Construction and Agriculture (“GCA”). The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, now reviews financial information for these two reportable segments and makes decisions regarding the allocation of resources based on these segments. Prior year results were restated to break out the financial results for the two reportable segments.

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

Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for the year ended December 31, 2014, 2013 and 2012 was approximately $16.7 million, $19.0 million and $13.6 million, respectively.

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

Goodwill — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, utilizing the one-step qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We reviewed goodwill for impairment again when we reorganized into two reportable segments. The goodwill was allocated to the GTB segment as the assets do not benefit the GCA segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

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

See Note 8 for additional information on our goodwill and intangible assets.

Revenue Recognition — We recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when title passes to the customer for substantially all of our revenues.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and current economic factors. These amounts, as they relate to the years ended December 31, 2014 and 2013 are included within accrued liabilities and other in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2014	2013
Balance — Beginning of the year	$4,529	$3,239
Provisions for new warranties issued	3,285	5,084
Changes in provision for preexisting waranties	563	107
Deduction for payments made	(3,900)	(3,914)
Currency translation adjustment	(39)	13

Balance — End of year	$4,438	$4,529

Research and Development Costs — Research and development costs are expensed as incurred and included in selling, general and administration expenses. Research and development costs charged to expense for the years ended December 31, 2014, 2013 and 2012 were approximately $6.3 million, $6.0 million, and $6.4 million, respectively.

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

Comprehensive Income (Loss) — Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. We disclose comprehensive loss in the consolidated statements of comprehensive income (loss). See footnote 16 for a rollforward of activity in accumulated comprehensive income (loss).

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

	2014	2013	2012

A.B. Volvo	19%	16%	15%

Daimler Trucks	15	14	15

PACCAR	12	16	19

Caterpillar	9	7	10

International (Navistar)	8	7	7

Deere & Co.	7	5	5

As of December 31, 2014 and 2013, receivables from these customers represented approximately 65% and 60% of total receivables, respectively.

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

Recently Issued Accounting Pronouncements — In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company does not believe that the pronouncement will have an impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition — Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2017 fiscal year. The Company is currently assessing the impact of implementing the new guidance.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” In accordance with the standard, a parent is required to apply the guidance of Subtopic 830-30 Foreign Currency Matters when the entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. Once the parent ceases to have a controlling interest, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets has resided. This amendment is to be applied prospectively for public companies for fiscal years beginning after December 15, 2013. The Company did not have a material impact from the implementation of this new guidance.

3.	Fair Value Measurement

At December 31, 2014, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments. The fair values of our derivative assets and liabilities measured on a recurring basis as of December 31 are categorized as follows (in thousands):

	2014				2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$232	$—	$232	$—	$259	$—	$259	$—

Derivative liabilities [1]	$562	$—	$562	$—	$105	$—	$105	$—

[1]	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2014		2013
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$24,206	$23,411	$11,157	$11,311

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges at December 31 (in thousands):

	Asset Derivatives
	2014		2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$232	Other current assets	$259

	Liability Derivatives
	2014		2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$562	Accrued liabilities	$105

The following table summarizes the effect of derivative instruments on the consolidated statements of income (loss) for derivatives not designated as accounting hedges at December 31 (in thousands):

		2014	2013
	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$(484)	$(264)

The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$257,500	$250,000	$250,000

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt.    The fair value of long-term debt obligations is based on quoted market prices or on rates available on debt with similar terms and maturities.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2014 or 2013.

4.	Business Combinations

On November 5, 2012, we acquired all of the seat assembly assets related to Vijayjyot Seats Private Limited (“Vijayjyot”) for cash consideration of approximately $14.0 million (the “Vijayjyot acquisition”) and contingent consideration estimated at $1.7 million, calculated based on EBITDA above a threshold 12 months and 24 months from the closing date. No additional contingent consideration was paid on the first or second anniversary of closing as the results did not exceed the EBITDA threshold. Vijayjyot supplies seats primarily for the passenger, school and coach bus markets in India. Vijayjyot has three leased facilities in the Baska (State of Gujarat), Pune (State of Maharashtra) and Dharwad (State of Karnataka) regions of India.

On December 28, 2012, we acquired all of the assets related to Daltek, LLC (“Daltek”) for total consideration of approximately $13.2 million (the “Daltek acquisition”). The consideration consisted of $10.6 million cash paid upon closing, with an additional $2.6 million that was paid 18 months following closing. Daltek is a company specializing in the application of customized industrial hydrographic films, paints and other interior and exterior finishes. Daltek has two leased facilities in Dalton, Georgia.

Pro forma results for our 2012 acquisition would not be materially different than reported results.

In 2011, we entered into a joint venture (the “Joint Venture”) with Hema Engineering Industries Limited (“Hema”) for the production of seats and seating components for the India commercial vehicle market and for the supply of seats and components to our other global locations. At the date of the Joint Venture, we held a 90% ownership and Hema held a 10% ownership in the Joint Venture, which we deemed a voting interest entity. In connection with the Vijayjyot acquisition in November 2012, our ownership interest in the Joint Venture increased to approximately 99% and Hema’s ownership interest in the Joint Venture decreased to approximately 1%. As a result, we consolidate the Joint Venture in our consolidated financial statements according to the voting model.

5.	Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2014	2013
Raw materials	$58,359	$52,455
Work in process	10,969	11,895
Finished goods	14,448	15,783

	$83,776	$80,133

6.	Accrued and Other Liabilities

Accrued and other liabilities consisted of the following as of December 31 (in thousands):

	2014	2013
Compensation and benefits	$16,690	$14,654
Interest	4,217	4,255
Warranty costs	4,438	4,529
Deferred revenue	757	2,100
Legal and professional fees	2,430	1,704
Accrued freight	1,164	1,085
Taxes payable	550	316
Other	6,440	5,642

	$36,686	$34,285

7.	Debt

Debt consisted of the following at December 31 (in thousands):

	2014	2013
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

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

The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%

Until December 31, 2013, the applicable margin was set at Level III. Thereafter, the applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate.As of December 31, 2014 the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of December 31, 2014, $3.8 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.

As of December 31, 2014, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2014, we had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from January 1, 2014 through December 31, 2014, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2014.

The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2014.

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of December 31, 2014. We could have redeemed the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We could have redeemed the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we could have redeemed up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we could have redeemed up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. The Company did not redeem any amounts of the 7.875% notes in the fiscal year ended December 31, 2014. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

8.	Goodwill and Intangible Assets

Our intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2014
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,580	$(3,585)	$5,995
Customer relationships	15 years	14,622	(2,028)	12,594

		$24,202	$(5,613)	$18,589

	December 31, 2013
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,680	$(3,090)	$6,590
Customer relationships	15 years	14,828	(1,069)	13,759

		$24,508	$(4,159)	$20,349

The aggregate intangible asset amortization expense was approximately, $1.5 million, $1.5 million and $0.5 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2014 is $1.3 million per year.

The changes in the carrying amounts of goodwill for the years ended December 31 are as follows (in thousands):

	2014	2013
Balance — Beginning of the year	$8,220	$8,986
Currency translation adjustment	(164)	(766)

Balance — End of the year	$8,056	$8,220

9.	Income Taxes

Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2014	2013	2012
Domestic	$6,820	$(20,863)	$13,315
Foreign	5,942	6,075	9,767

Total	$12,762	$(14,788)	$23,082

A reconciliation of income taxes computed at the statutory rates to the reported income tax (benefit) provision for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Federal provision at statutory rate	$4,466	$(5,176)	$8,079
U.S./foreign tax rate differential	(991)	(809)	665
Foreign non-deductible expenses	1,556	1,174	1,557
Foreign tax provision	361	114	83
State taxes, net of federal benefit	1,799	1,009	1,194
Change in uncertain tax positions	(150)	(253)	(359)
Change in valuation allowance	(2,538)	856	(43,804)
Tax credits	(91)	(326)	(37)
Share-based compensation	377	636	539
Reduction of prior year’s tax attributes	—	—	255
Entity reclassification gain	—	—	4,167
Other	342	438	713

(Benefit) provision for income taxes	$5,131	$(2,337)	$(26,948)

The (benefit) provision for income taxes for the years ended December 31 is as follows (in thousands):

	2014			2013			2012
	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision
Federal	$26	$4,799	$4,825	$(2,689)	$(1,837)	$(4,526)	$(6,295)	$(31,676)	$(37,971)
State and local	316	2,834	3,150	17	994	1,011	854	1,023	1,877
Foreign	1,512	(4,356)	(2,844)	731	447	1,178	9,281	(135)	9,146

Total	$1,854	$3,277	$5,131	$(1,941)	$(396)	$(2,337)	$3,840	$(30,788)	$(26,948)

A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2014	2013
Current deferred tax assets (liabilities):
Accounts receivable	$411	$202
Inventories	3,086	3,265
Warranty costs	2,267	2,302
Foreign exchange contracts	212	(58)
Accrued benefits	2,008	1,993
Other accruals not currently deductible for tax purposes	1,444	1,044

	9,428	8,748

Valuation allowance	(286)	(568)

Net current deferred tax assets	$9,142	$8,180

Noncurrent deferred tax (liabilities) assets:
Amortization and fixed assets	$5,620	$8,516
Pension obligation	7,228	4,913
Net operating loss carryforwards	22,360	27,613
Tax credit carryforwards	2,062	1,823
Stock options	173	410
Other temporary differences not currently available for tax purposes	(2,725)	(2,617)

	34,718	40,658

Valuation allowance	(11,484)	(16,621)

Net noncurrent deferred tax assets (liabilities)	$23,234	$24,037

Total deferred tax asset	$32,376	$32,217

As of December 31, 2014, we had total deferred assets of $54.1 million, which was offset by $11.8 million of valuation allowances. Our total deferred tax liabilities were $9.9 million. Our overall deferred tax position was a net deferred tax asset of $32.4 million.

As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014, that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.1 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

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

During 2012, we generated sufficient earnings to support a three-year cumulative history of domestic pre-tax book earnings. When combined with the review of other positive and negative evidence, we determined that it was appropriate to release the entire $53.5 million of valuation allowances associated with all federal and state deferred tax assets existing at December 31, 2011. We continued to carry a valuation allowance of $17.5 million related to net deferred assets in international jurisdictions that have a multiple year cumulative loss at December 31, 2012. As of December 31, 2013, we determined that a valuation allowance of $17.2 million was needed against certain foreign deferred tax assets located in U.K., China, Ukraine, Czech Republic, Luxembourg and India that have multiple year cumulative losses. During 2014, we were able to release valuation allowances of $4.0 million in the Czech Republic and Luxemburg that had been previously established. We were able to release the valuation allowances in these two taxing jurisdictions since their future profitability indicates that they will be able to utilize their deferred assets before expiration. We also established a valuation allowance $0.4 million in 2014 for deferred tax assets associated with certain U.S. state tax net operating loss carry forwards that we have determined are likely to expire before they can be utilized. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. As of December 31, 2014 and 2013, our net deferred tax asset position was $32.4 million and $32.2 million, respectively.

As of December 31, 2014, we had $55.1 million of foreign, $18.3 million of federal and $60.8 million of state net operating loss carryforwards available to offset future taxable income. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Generally, our net operating loss carryforwards could expire beginning in 2015 and continue through 2034. However, there are certain tax jurisdictions with no expiration dates. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized. Of the net operating losses that we anticipate utilizing, there are none that would expire in 2015 and only $2.2 million that would expire within the next 5 years.

As of December 31, 2014, we had $1.3 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years and will expire beginning in 2027 and continue through 2033. We also had $0.7 million of alternative minimum tax credit carryforward that do not expire.

As of December 31, 2014, undistributed earnings from our foreign affiliates were $26.6 million. We do not intend to repatriate these funds and consider these funds to be permanently reinvested in accordance with ASC 740-30. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.

As of December 31, 2014 cash of $22.4 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

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

As of December 31, 2014 and 2013, we provided a liability of $27 thousand and $189 thousand, respectively, of unrecognized tax benefits related to various federal and state income tax positions, all of which would impact our effective tax rate, if recognized.

We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $2 thousand and $84 thousand accrued for the payment of interest and penalties at December 31, 2014 and December 31, 2013, respectively. Accrued interest and penalties are included in the $27 thousand of unrecognized tax benefits.

Approximately $27 thousand of unrecognized tax reserves, interest and penalties will be released within the next 12 months due to the statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2014	2013	2012
Balance — Beginning of the year	$189	$444	$851
Gross increase — tax positions in prior periods	—	—	162
Gross decreases — tax positions in prior periods	(170)	(257)	(523)
Gross increases — current period tax positions	8	2	20
Lapse of statute of limitations	—	—	(66)

Balance — End of the year	$27	$189	$444

10.	Segment Reporting and Geographic Locations

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s CODM. The CODM is its President and Chief Executive Officer. In the fourth quarter of 2014, two reportable segments were established: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell seats and seating systems (“Seats”), trim systems and components, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD / HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture markets in Europe.

For purposes of business segment performance measurement, the Company does not allocate non-operating or certain stewardship costs that remain in corporate. Corporate expenses consist of certain overhead and shared costs that are not directly attributable to the operations of a segment. Some of these costs that are for the benefit of the operations are allocated based on a combination of methodologies consistent with 2014 allocations.

The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, total assets and other items as of and for the year ended December 31, 2014 (in thousands):

	As of and for the year ended December 31, 2014
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$533,752	$305,991	$—	$839,743
Intersegment Revenues	366	11,210	(11,576)	$—

Total Revenues	$534,118	$317,201	$(11,576)	$839,743

Gross Profit	$81,430	$29,583	$(3,325)	$107,688
Depreciation and Amortization Expense	$8,973	$5,905	$3,369	$18,247
Selling, General & Administrative Expenses	$28,890	$21,903	$21,687	$72,480
Operating Income	$51,171	$7,533	$(25,011)	$33,693
Total Assets	$278,993	$189,464	$(26,444)	$442,013
Other Items:
Capital Expenditures	$8,055	$5,140	$1,374	$14,569
Other Items [1]	$2,090	$—	$—	$2,090

[1]

Other items include costs associated with plant closings, including employee severance or retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $1.3 million in the GTB Segment. Additionally, the GTB Segment also includes a loss on the sale of a manufacturing facility in Norwalk, Ohio.

The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, total assets and other items as of and for the year ended December 31, 2013 (in thousands):

	As of and for the year ended December 31, 2013
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$472,878	$274,840	$—	$747,718
Intersegment Revenues	366	7,997	(8,363)	$—

Total Revenues	$473,244	$282,837	$(8,363)	$747,718

Gross Profit	$59,524	$24,365	$(4,160)	$79,729
Depreciation and Amortization Expense	$11,773	$5,459	$3,351	$20,583
Selling, General & Administrative Expenses	$28,036	$19,273	$24,402	$71,711
Operating Income	$30,056	$4,943	$(28,561)	$6,438
Total Assets	$263,435	$192,812	$(23,806)	$432,441
Other Items:
Capital Expenditures	$5,891	$6,118	$1,650	$13,659
Other Items [1]	$3,221	$272	$6,309	$9,802

[1]

Other items includes impairment of equipment for technology to manufacture truck components of $1.3 million and IT software at a plant location of $1.3 million and charges associated with a reduction in force of $0.6 million in the GTB Segment. Included in other items for the GCA Segment are charges associated with a reduction in force of $0.3 million. Included in Corporate are third party consulting costs for an organizational assessment and separation charges relating to the former CEO, in addition to costs associated with hiring a new CEO totaling $5.3 million and charges associated with a reduction in force of $1.0 million.

The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, total assets and other items as of and for the year ended December 31, 2012 (in thousands):

	As of and for the year ended December 31, 2012
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$545,231	$312,685	$—	$857,916
Intersegment Revenues	124	14,050	(14,174)	—

Total Revenues	$545,355	$326,735	$(14,174)	$857,916

Gross Profit	$81,466	$37,632	$(2,560)	$116,538
Depreciation and Amortization Expense	$6,940	$4,259	$2,868	$14,067
Selling, General & Administrative Expenses	$27,386	$20,399	$24,164	$71,949
Operating Income	$53,740	$17,081	$(26,725)	$44,096
Total Assets	$254,121	$153,751	$31,793	$439,665
Other Items:
Capital Expenditures	$7,364	$9,409	$1,842	$18,615

The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2014		2013		2012
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$644,547	$60,819	$557,389	$63,404	$674,106	$67,821
All other countries	195,196	12,643	190,329	15,472	183,810	15,483

	$839,743	$73,462	$747,718	$78,876	$857,916	$83,304

Revenues are attributed to geographic locations based on the location of where the product is sold. Included in all other countries are intercompany sales eliminations.

The following is a summary composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2014		2013		2012
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$351,621	42	$314,440	42	$362,631	42
Electronic wire harnesses and panel assemblies	180,237	21	152,947	21	175,051	21
Trim systems and components	163,399	19	150,605	20	170,110	20
Cab structures, sleeper boxes, body panels and structural components	89,168	11	74,219	10	86,701	10
Mirrors, wipers and controls	55,318	7	55,507	7	63,423	7

	$839,743	100	$747,718	100	$857,916	100

11.	Commitments and Contingencies

Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense was approximately $12.6 million, $16.8 million and $15.0 million in 2014, 2013 and 2012, respectively. Capital lease agreements entered into by us are immaterial in total. Future minimum annual rental commitments at December 31, 2014 under these operating leases are as follows (in thousands):

Year Ending December 31,
2015	$8,800
2016	7,374
2017	5,352
2018	3,348
2019	1,420
Thereafter	7,190

Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2014, we had no such guarantees.

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

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2014.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for years ended December 31, 2014, 2013 and 2012 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	2014	2013	2012
Net income attributable to common stockholders — basic and diluted	$7,630	$(12,445)	$50,077

Weighted average number of common shares outstanding	28,926	28,584	28,230
Dilutive effect of outstanding stock options and restricted stock	191	—	198

grants after application of the treasury stock method
Dilutive shares outstanding	29,117	28,584	28,428

Basic earnings per share attributable to common stockholders	$0.26	$(0.44)	$1.77

Diluted earnings per share attributable to common stockholders	$0.26	$(0.44)	$1.76

As of December 31, 2014, diluted earnings per share excludes approximately 23 thousand shares of nonvested restricted stock and 29 thousand shares of stock options that were outstanding for a portion of 2014 as the effect would have been anti-dilutive. As of December 31, 2013, diluted earnings per share excludes approximately 855 thousand shares of nonvested restricted stock and 206 thousand shares of outstanding stock options as the effect would have been anti-dilutive. As of December 31, 2012, diluted earnings per share excludes approximately 467 thousand shares of nonvested restricted stock and 470 thousand shares of outstanding stock options as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement and the 7.875% Notes Indenture restricts the payment or distribution of our cash or other assets, including cash dividend payments.

13.	Performance Awards

Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The Award is earned and payable based upon the Company’s relative “Total Shareholder Return” in terms of ranking as compared to the “Peer Group” over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock (or the publicly traded common stock of the applicable Peer Group company) for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s “Starting Stock Price” and “Ending Stock Price,” by (B) the Starting Stock Price. The award is to be paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not present during the entire Performance Period, the award will be forfeited. These grants were accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the “Peer Group”. Performance awards were granted under the 2014 EIP in November 2014 and in November 2013 under the Fourth Amended and Restated Equity Incentive Plan. The awards granted in 2014 totaled $2.1 million and specify that payments will be made in cash. Awards granted in 2013 totaled $1.4 million, net of forfeitures of $0.3 million and specify that payments will be made in cash. The 2013 awards will vest in November 2016 and the 2014 awards will vest in November 2017. Compensation expense was recognized totaling $0.8 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. The expense to be recorded in future periods totals $2.5million for the unvested portion of the awards.

14.	Share-Based Compensation

We estimate our pre-tax share-based compensation expense to be approximately $3.8 million in 2015 based on our current share-based compensation arrangements. The compensation expense that has been charged against income for those arrangements was approximately $2.7 million, $5.3 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Option Grants — In October 2004, we granted options to purchase 598,950 shares of common stock at $15.84 per share. These options have a ten-year term and vest ratably in three equal annual installments commencing on October 20, 2005. The stock options expired in the fourth quarter of 2014.

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

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
November 2012	494,151	3 equal annual installments commencing on October 20, 2013	$0.5	10
August 2013	100,000	3 equal annual installments commencing on October 20, 2014	$0.4	22
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$0.4	22
January 2014	4,100	3 equal annual installments commencing on October 20, 2014	$1.4	22
March 2014	18,802	3 equal annual installments commencing on October 20, 2014	$0.0	22
May 2014	17,500	3 equal annual installments commencing on October 20, 2014	$0.1	22
September 2014	30,000	3 equal annual installments commencing on October 20, 2014	$0.1	22
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$3.1	34

As of December 31, 2014, there was approximately $6.0 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

We currently estimate the forfeiture rate for November 2014, November 2013 and November 2012 restricted stock awards at 10.3%, 8.2% and 8.2%, respectively, for all participants of each plan. A summary of the status of our stock options as of December 31, 2014 and changes during the twelve-month period ending December 31, 2014 is presented below:

The following table summarizes information about our nonvested restricted stock grants for the years ended December 31:

	2014		2013		2012
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested - beginning of year	855	$7.59	908	$10.10	893	$11.42
Granted	577	6.91	571	6.96	494	7.85
Vested	(379)	8.06	(489)	11.05	(456)	10.15
Forfeited	(138)	7.59	(135)	9.30	(23)	12.13

Nonvested - end of year	915	$6.96	855	$7.59	908	$10.10

The weighted-average grant-date fair value for the years ended December 31, 2014, 2013 and 2012 was $6.91, $6.96 and $7.85, respectively. We expect employees to surrender approximately 143 thousand shares of our common stock in connection with the vesting of restricted stock during 2015 to satisfy income tax withholding obligations.

As of December 31, 2014, a total of 1,892,868 shares were available from the shares authorized for award under our 2014 Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2014; however, our employees surrendered 90 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan.

15.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans

Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees, as defined. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of approximately $2.2 million in 2014, 2013 and 2012.

Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.

The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation — Beginning of year	$42,029	$47,096	$43,271	$41,768	$686	$918
Service cost	84	108	—	—	—	—
Interest cost	1,887	1,704	1,758	1,761	28	29
Participant contributions	—	—	—	—	14	19
Benefits paid	(2,007)	(1,875)	(1,590)	(1,601)	(100)	(107)
Actuarial loss (gain)	8,771	(5,004)	2,642	493	(113)	(173)
Exchange rate changes	—	—	(2,512)	850	—	—

Benefit obligation at end of year	50,764	42,029	43,569	43,271	515	686
Change in plan assets:
Fair value of plan assets — Beginning of year	33,542	29,395	35,044	31,939	—	—
Actual return on plan assets	2,035	3,935	3,599	3,128	—	—
Employer contributions	2,090	2,087	733	928	86	88
Participant contributions	—	—	—	—	14	19
Benefits paid	(2,007)	(1,875)	(1,590)	(1,601)	(100)	(107)
Exchange rate changes	—	—	(2,034)	650	—	—

Fair value of plan assets at end of year	35,660	33,542	35,752	35,044	—	—

Funded status	$(15,104)	$(8,487)	$(7,817)	$(8,227)	$(515)	$(686)

Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
Current liabilities	$—	$—	$—	$—	$81	$151
Noncurrent liabilities	15,104	8,487	7,818	8,227	434	535

Net amount recognized	$15,104	$8,487	$7,818	$8,227	$515	$686

The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$84	$108	$112	$—	$—	$—	$—	$—	$—
Interest cost	1,887	1,704	1,802	1,758	1,761	1,863	28	29	48
Expected return on plan assets	(2,514)	(2,202)	(1,955)	(1,891)	(1,878)	(1,697)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	6	(122)	(128)
Recognized actuarial loss (gain)	159	421	371	249	302	260	(158)	(157)	(89)

Net periodic benefit cost	(384)	31	330	116	185	426	(124)	(250)	(169)

Net benefit cost	$(384)	$31	$330	$116	$185	$426	$(124)	$(250)	$(169)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net actuarial loss (gain)	$17,105	$8,014	$15,172	$10,227	$10,130	$10,965	$(620)	$(682)	$(663)
Prior service cost (credit)	—	—	—		—	—	75	81	(41)

	$17,105	$8,014	$15,172	$10,227	$10,130	$10,965	$(545)	$(601)	$(704)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income for the year ended December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
Actuarial loss (gain)	$9,251	$(6,737)	$934	$(757)	$(113)	$(173)
Amortization of actuarial (gain) loss	(159)	(421)	(249)	(302)	158	158
Prior Service credit	—	—	—	—	(6)	122

Total recognized in other comprehensive income (loss)	$9,092	$(7,158)	$685	$(1,059)	$39	$107

The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 million. The estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million. During the year ended December 31, 2014, the Society of Actuaries (“SOA”) issued new mortality tables to be used to estimate pension plan liabilities. The revised mortality tables reflect an increase in expected life span, which, in turn, increased our pension liability by approximately $3.1 million. The increase was reflected in other comprehensive income and will be amortized into net periodic benefit cost over an actuarially-determined period of time.

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post- Retirement Benefit Plans
	2014	2013	2014	2013	2014	2013
Discount rate	3.73%	4.57%	3.50%	4.40%	3.73%	4.57%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.57%	3.67%	4.19%	4.40%	4.20%	4.90%	4.57%	3.67%	4.19%
Expected return on plan assets	7.50%	7.50%	7.50%	5.80%	5.80%	5.80%	N/A	N/A	N/A

The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute $3.0 million to our pension plans and our other post-retirement benefit plans in 2015.

Our current investment allocation target for our pension plans for 2015 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		Pension Plans
	U.S.	Non-U.S.	2014	2013
Cash and cash equivalents	—%	—%	—%	—%
Equity securities	55	55	57	58
Debt securities	25	45	32	28
Real estate *	20	0	11	14

	100%	100%	100%	100%

*	Real estate investments are attributed primarily to U.S. pension plans.

The following descriptions relate to our plan assets:

Cash and cash equivalents — The fair value of cash and cash equivalents is valued at cost.

Equity Securities — The overall equity category includes common stocks issued by U.S., United Kingdom and other international companies, equity funds that invest in common stocks and unit linked insurance policies. All investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.

Balanced — The overall balanced category includes funds primarily invested in a mix of equity and fixed income securities where the allocations are at the discretion of the investment manager. All investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.

Fixed Income Security — The overall fixed income category includes U.S. dollar-denominated and United Kingdom and other international marketable bonds and convertible debt securities as well as fixed income funds that invest in these instruments. All assets generally allow near-term liquidity and are held in issues, which are actively traded to facilitate transactions as minimum cost.

The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Real Estate — Real estate provides an indirect investment into a diversified and multi-sector portfolio of property assets. The fair value of real estate investments is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter.

The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$223	$223	$—	$—
Equities:
U.S. large value	4,356	4,356	—	—
U.S. large growth	4,213	4,213	—	—
International blend	6,490	—	6,490	—
International growth	2,590	2,590	—	—
Emerging markets	2,656	2,656	—	—
Balanced	20,202	—	20,202	—
Fixed income securities:
Government bonds	4,540	—	4,540	—
Corporate bonds	18,186	—	18,186	—
Real Estate:
U.S. property	7,622	—	—	7,622
U.K. property	335	—	—	335

Total pension fund assets	$71,413	$14,038	$49,418	$7,957

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$243	$243	$—	$—
Equities:
U.S. large value	3,801	3,801	—	—
U.S. large growth	3,731	3,731	—	—
International large value	986	—	986	—
International blend	5,629	—	5,629	—
International growth	2,866	2,866	—	—
Emerging markets	2,516	2,516	—	—
Balanced	20,666	—	20,666	—
Fixed income securities:
Corporate bonds	18,984	—	18,984	—
Real Estate:
U.S. property	6,767	—	—	6,767
U.K. property	2,843	—	—	2,843

Total pension fund assets	$69,032	$13,157	$46,265	$9,610

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2014	2013
Beginning balance	$9,610	$8,343
Actual return on plan assets:
Relating to assets held at reporting date	903	980
Relating to assets sold during the period	231	17
Purchases, sales and settlements, net	(2,204)	217
Foreign currency translation adjustment	(583)	53

Ending balance	$7,957	$9,610

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 5% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.

Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2014 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (Decrease) from change in health care cost trend rates
Other post-retirement benefit expense	$4	$4
Other post-retirement benefit liability	$11	$12

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

Year	Pension Plans	Other Post- Retirement Benefit Plans
2015	$3,735	$81
2016	$3,998	$74
2017	$4,208	$76
2018	$4,213	$67
2019	$4,662	$45
2020 to 2024	$26,873	$117

16.	Comprehensive Income (Loss)

The activity for each item of accumulated other comprehensive income is as follows (in thousands):

	Foreign currency items	Pension and postretirement benefits plans	Accumulated other comprehensive loss
Beginning balance, January 1, 2013	$(7,569)	$(20,316)	$(27,885)
Net current period change	(4,338)	6,306	1,968
Reclassification adjustments for losses reclassified into income	—	(391)	(391)

Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)

Net current period change	(4,600)	(6,633)	(11,233)
Reclassification adjustments for gains reclassified into income	—	253	253

Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)

The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2014 and 2013 are as follows:

2014	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit	$(10,071)	$3,438	$(6,633)
Reclassification of actuarial loss and prior service cost to net income	256	(3)	253

Net unrealized loss	(9,815)	3,435	(6,380)

Cumulative translation adjustment	(4,637)	37	(4,600)

Total other comprehensive income (loss)	$(14,452)	$3,472	$(10,980)

2013	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit	$8,850	$(2,549)	$6,301
Reclassification of actuarial loss and prior service cost to net income	(443)	52	(391)

Net unrealized loss	8,407	(2,497)	5,910

Cumulative translation adjustment	(4,318)	(20)	(4,338)

Total other comprehensive income (loss)	$4,089	$(2,517)	$1,572

17.	Quarterly Financial Data (Unaudited)

The following is a condensed summary of actual quarterly results of operations for 2014 and 2013 (in thousands, except per share amounts):

	Revenues	Gross Profit	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders[1]
2014:
First	$198,071	$24,304	$5,448	$(508)	$(506)	$(0.02)	$(0.02)
Second	$215,996	$28,185	$9,047	$2,739	$2,739	$0.09	$0.09
Third	$213,802	$28,426	$9,705	$1,163	$1,162	$0.04	$0.04
Fourth	$211,874	$26,773	$9,494	$4,237	$4,235	$0.15	$0.15
2013:
First	$177,822	$18,081	$(273)	$(4,616)	$(4,614)	$(0.16)	$(0.16)
Second	$198,909	$28,877	$2,130	$(1,663)	$(1,662)	$(0.06)	$(0.06)
Third	$187,942	$18,091	$(3,428)	$(7,267)	$(7,267)	$(0.25)	$(0.25)
Fourth	$183,045	$20,681	$8,009	$1,096	$1,100	$0.04	$0.04

(1)	See Note 12 for discussion on the computation of diluted shares outstanding.

The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock methods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our former independent accountants on matters of accounting and financial disclosures or reportable events.

Item 9A.	Controls and Procedures

As disclosed in Item 9A under the heading “Management’s Report on Internal Control over Financial Reporting” of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2013, the Company disclosed a material weakness in system access controls resulting in inadequate segregation of duties. Since December 31, 2013, the Company has implemented various measures as part of a remediation plan to remediate such material weakness and improve its internal control over financial reporting. These measures include the following:

1.	Review and revise our policies and procedures to enhance oversight of our system access controls, and improve communication between departments in order to:

a.	timely remove system access for terminated employees;

b.	timely prepare and review system access reports for inappropriate user access; and

c.	timely review system access by users that transfer between departments.

2.

Clearly communicate a strong tone by the Company’s management setting a commitment to fully implement and administer the remediation steps listed above with accountability. Management may determine to take additional measures or determine to modify the remediation plan described above.

Management believes it has fully implemented and completed its remediation plan as of December 31, 2014.

The Company believes that the implementation of the remediation plan, has remediated the “material weaknesses” in system access controls resulting in inadequate segregation of duties. The Company will continue to develop policies and procedures as needed and reinforce compliance with existing policies and procedures in the Company’s effort to constantly improve its internal control environment.

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as discussed above with respect to the completion of the Company’s remediation plan, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Commercial Vehicle Group, Inc.:

We have audited Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Commercial Vehicle Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Commercial Vehicle Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

March 16, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant

The following table sets forth certain information with respect to our current directors as of March 16, 2015:

Name	Age	Principal Position(s)
Richard A. Snell	73	Chairman and Director
Richard P. Lavin	62	President, Chief Executive Officer and Director
Scott C. Arves	58	Director
Harold Bevis	54	Director
David R. Bovee	65	Director
Roger Fix	61	Director
Robert C. Griffin	67	Director

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

Harold Bevis has served as a Director since June 2014. He has 30 years of experience including 20 years of experience as a business leader with leadership assignments at GE and Emerson Electric; and 14 years of experience as a CEO, President and Director of global manufacturing companies. He has worked in public companies for 15 years and private companies for 15 years. Mr. Bevis is currently President, Chief Executive Officer and Director of Xerium Technologies, Inc. (NYSE:XRM) since August 2012. He has led three successful multi-year operational turnarounds and has started one company. He has led 114 manufacturing plants and operating teams in 21 countries including: Argentina, Australia, Austria, Brazil, Canada, China, Czech Republic, Finland, France, Germany, India, Italy, Japan, Malaysia, Mexico, Morocco, Russia, South Korea, Spain, UK, and the United States. He has led 10 acquisitions, 3 divestitures, 8 greenfield plant startups, 28 plant expansions, 24 plant closures, and multiple joint ventures. His companies have received over 26 industry awards and over 300 new-to-world patented inventions. He has done many capital structure transactions including: capital leases, operating leases, factoring, secured bank lending, unsecured bank lending, bond offerings, covenant negotiations, asset pledges, equity pledges, restricted stock offerings, common stock offerings, restricted subsidiaries, unrestricted subsidiaries, and secured agency ratings. He has led two complete reorganizations through bankruptcy court. He has received many personal leadership awards including the Illinois Community Service Award for his work with the Special Olympics. Mr. Bevis also serves on the State of North Carolina Chamber of Commerce Manufacturing Council, and the City of Raleigh, North Carolina Chamber of Commerce Board of Advisors. Mr. Bevis earned a BS degree in engineering from Iowa State University and an MBA degree from Columbia University.

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

Roger Fix currently serves as the non-executive chairman of the board of directors of Standex International Corporation. He served as President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s President and Chief Operating Officer from 2001 to 2003. Mr. Fix has served as a director of Flowserve Corporation since 2006 and serves as the Chairman of the Corporate Nominating and Governance Committee and a member of the Audit Committee. Mr. Fix earned a master’s degree in mechanical engineering from the University of Texas and a bachelor-of-science degree in mechanical engineering from the University of Nebraska.

Robert C. Griffin has served as a Director since July 2005. His career spanned over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of Sunair Services Corporation from February 2008 until its sale in December 2009 as a member of their Audit Committee and Chairman of their Special Committee. Mr. Griffin served as a Director of GSE Holdings, Inc., from December 2011 to August 2014 where he was Chairman of the Board and a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Griffin served as a Director of Builders FirstSource, Inc., where he is Chairman of the Audit Committee, a member of the Nominating Committee and was Chairman of their Special Committee in 2009, and as a Director of The J.G. Wentworth Company where he is currently Chairmen of the Audit Committee. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

Richard P. Lavin has served as director since August 2013 and as President and Chief Executive Officer since May 2013. Prior to joining us in May 2013, Mr. Lavin was the Group President of Construction Industries and Growth Markets at Caterpillar Inc. from December 2007 to December 2012. Mr. Lavin served as Vice President of Human Resources for Caterpillar Inc. from 2001 to 2004 and served as its Vice President of Operations for Asia Pacific Division from July 2004 to December 2007. From 1984 to 2001, Mr. Lavin served in a number of key leadership roles at Caterpillar including Product Manager, Director of Corporate Human and Labor Relations, Director of Compensation and Benefits and Attorney. Mr. Lavin has been a Director for USG Corporation since November 2009 and ITT Corporation since May 2013. Mr. Lavin served as a Director of US-China Business Council, the U.S.-India Business Council and the U.S. Korea Business Council. Mr. Lavin also was a member of The Conference Board and the Chicago Council on Global Affairs. Mr. Lavin served on the International Advisory Council of Guanghua School of Management at Peking University and serves on the Board of Trustees at Bradley University.

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

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance

The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2015 Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2012 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2015 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our fourth amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	—	$—	1,892,868
Equity compensation plans not approved by stockholders	—	$—	—

Total	—	$—	—

The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2015 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2015 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of the Corporation and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts and Reserves.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

December 31, 2014, 2013 and 2012

Accounts Receivable Allowances:

Transactions for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Balance — Beginning of the year	$2,302	$3,393	$3,867
Provisions	5,225	2,520	2,669
Utilizations	(4,659)	(3,607)	(3,174)
Currency translation adjustment	(60)	(4)	31

Balance — End of the year	$2,808	$2,302	$3,393

Income Tax Valuation Allowance:

Transactions for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Balance — Beginning of the year	$17,189	$17,492	$69,364
Provisions	928	2,640	2,828
Utilizations	(6,347)	(2,943)	(54,700)

Balance — End of the year	$11,770	$17,189	$17,492

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

4.8	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1/A (File No. 333-115708), filed August 3, 2004).

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

4.12

Second Amended and Restated Loan and Security Agreement, dated as of November 15, 2013, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender, (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 21, 2013).

4.13

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

10.2*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.3*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.4*

Form of Grant of Nonqualified Stock Option pursuant to the Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.5*

Form of Grant of Nonqualified Stock Option pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 15, 2005).

10.6	Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.7

Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.8

Joinder to Registration Agreement, dated as of March 28, 2003, by and among Bostrom Holding, Inc. and J2R Partners VI, CVS Partners, LP and CVS Executive Investco LLC (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.9

Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

10.10*	Commercial Vehicle Group, Inc. 2013 Bonus Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 3, 2013).

10.11*	Commercial Vehicle Group, Inc. 2014 Bonus Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 9, 2014).

10.12

Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

Exhibit No.	Description

10.13*

Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4/A (File No. 333-129368), filed on December 1, 2005).

10.14*

Form of Cash Performance Award pursuant to the Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 11, 2013).

10.15*	Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company proxy statement on Form Schedule 14A (File No. 001-34365), filed on April 11, 2014).

10.16*

Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company quarterly report on Form 10-Q (File No. 001-34365), filed on November 7, 2014).

10.17*

Change in Control & Non-Competition Agreement dated May 22, 2007 with Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 25, 2007).

10.18*

First Amendment to Change in Control & Non-Competition Agreement dated November 5, 2008 with Kevin R.L. Frailey (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.19*

Separation Agreement dated October 10, 2014, between the Company and Kevin R.L. Frailey (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-34365), filed on October 10, 2014).

10.20*

Employment Agreement, dated as of August 14, 2013, between the Company and Richard P. Lavin (incorporated by reference to the company’s current report on form 8-K (File No. 001-34365), filed on August 20, 2013).

10.21*	Offer letter, dated September 27, 2013, to C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 30, 2013).

10.22*

Change in Control & Non-Competition Agreement dated January 23, 2014 with C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on January 24, 2014).

10.23*	Separation Agreement dated July 11, 2014, between the Company and Timo Haatanen (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-34365), filed on July 18, 2014).

10.24*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.25*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.26*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

Exhibit No.	Description

10.27*

Employment Term Sheet between the Company and Geoffrey W. Perich dated October 24, 2014 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.28*

Change in Control & Non-Competition Agreement dated October 24, 2014 with Geoffrey W. Perich (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.29*

Change in Control & Non-Competition Agreement dated October 24, 2014 with Patrick Miller (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.30*

Change in Control & Non-Competition Agreement dated October 24, 2014 with Stacie Fleming (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Richard P. Lavin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by C. Timothy Trenary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**

The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S—K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

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
Richard P. Lavin
President and Chief Executive Officer

Date: March 16, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated March 16, 2015.

Signature	Title

/s/ Richard A. Snell Richard A. Snell	Chairman and Director

/s/ Richard P. Lavin Richard P. Lavin	President, Chief Executive Officer (Principal Executive Officer) and Director

/s/ Scott C. Arves Scott C. Arves	Director

/s/ Harold Bevis Harold Bevis	Director

/s/ David Bovee David Bovee	Director

/s/ Roger Fix Roger Fix	Director

/s/ Robert C. Griffin Robert C. Griffin	Director

/s/ Timothy Trenary C. Timothy Trenary	Chief Financial Officer (Principal Financial Officer)

/s/ Stacie N. Fleming Stacie N. Fleming	Chief Accounting Officer (Principal Accounting Officer)