Form 10-Q
period 2015-03-31
Commercial Vehicle Group, Inc.
filed 2015-05-08
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at March 31, 2015 was 30,026,360 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$81,187	$70,091
Accounts receivable, net of allowances of $2,610 and $2,808, respectively	157,155	139,912
Inventories	81,322	83,776
Deferred income taxes	9,288	9,142
Other current assets	7,831	6,351

Total current assets	336,783	309,272

Property, plant and equipment, net of accumulated depreciation of $126,297 and $123,831, respectively	71,414	73,462
Goodwill	8,150	8,056
Intangible assets, net of accumulated amortization of $5,964 and $5,613, respectively	18,305	18,589
Deferred income taxes	22,135	23,234
Other assets, net	9,003	9,400

Total assets	$465,790	$442,013

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$87,429	$70,826
Accrued liabilities	42,527	36,686

Total current liabilities	129,956	107,512

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	22,531	23,356
Other long-term liabilities	3,156	2,309

Total liabilities	405,643	383,177

Stockholders’ Equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value, 60,000,000 shares authorized; 29,148,504 shares issued and outstanding	296	296
Treasury stock purchased from employees; 779,484 shares	(6,622)	(6,622)
Additional paid-in capital	232,572	231,907
Retained loss	(125,900)	(129,492)
Accumulated other comprehensive loss	(40,235)	(37,288)

Total CVG stockholders’ equity	60,111	58,801
Non-controlling interest	36	35

Total stockholders’ equity	60,147	58,836

Total liabilities and stockholders’ equity	$465,790	$442,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$220,303	$198,071
Cost of Revenues	191,229	173,767

Gross Profit	29,074	24,304
Selling, General and Administrative Expenses	17,540	18,472
Amortization Expense	336	384

Operating Income	11,198	5,448
Interest and Other Expense	5,097	5,108

Income Before Provision for Income Taxes	6,101	340
Provision for Income Taxes	2,508	848

Net Income (Loss)	3,593	(508)
Less: Non-controlling interest in subsidiary’s income (loss)	1	(2)

Net Income (Loss) Attributable to CVG Stockholders	$3,592	$(506)

Earnings (Loss) per Common Share:
Basic and Diluted	$0.12	$(0.02)

Weighted Average Shares Outstanding:
Basic	29,149	28,860

Diluted	29,206	28,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands)
Net income (loss)	$3,593	$(508)

Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	(3,008)	487
Minimum pension liability, net of tax	61	—

Other comprehensive (loss) income	(2,947)	487

Comprehensive income (loss)	$646	$(21)

Less: Comprehensive income (loss) attributed to noncontrolling interests	1	(2)

Comprehensive income (loss) attributable to CVG stockholders	$645	$(19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity	Non-Controlling Interest	Total
	Shares	Amount
	(Unaudited)
	(In thousands, except share data)
BALANCE — December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836

Share-based compensation expense	—	—	—	665	—	—	665	—	665
Total comprehensive income (loss)	—	—	—	—	3,592	(2,947)	645	1	646

BALANCE — March 31, 2015	29,148,504	$296	$(6,622)	$232,572	$(125,900)	$(40,235)	$60,111	$36	$60,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$3,593	$(508)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,478	4,337
Provision for doubtful accounts	825	1,507
Noncash amortization of debt financing costs	223	223
Pension plan contribution	(640)	(658)
Impairment of property, plant and equipment	—	738
Shared-based compensation expense	665	501
Loss on sale of assets	108	17
Deferred income taxes	2,094	120
Noncash loss (gain) on forward currency exchange contracts	161	(82)
Change in other operating items:
Accounts receivable	(19,211)	(18,930)
Inventories	1,340	(2,332)
Accounts payable	17,197	11,405
Other operating activities, net	5,161	4,957

Net cash provided by operating activities	15,994	1,295

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,710)	(1,475)
Proceeds from disposal/sale of property, plant and equipment	60	11
Premium payments for life insurance	(39)	—

Net cash used in investing activities	(2,689)	(1,464)

Cash Flows from Financing Activities:
Proceeds from borrowings against life insurance	—	1,041

Net cash provided by financing activities	—	1,041

Effect of Foreign Currency Exchange Rate Changes on Cash	(2,209)	381

Net Increase in Cash	11,096	1,253

Cash:
Beginning of period	70,091	72,695

End of period	$81,187	$73,948

Supplemental Cash Flow Information:
Cash paid for interest	$43	$21

Cash paid for income taxes, net	$661	$328

Unpaid purchases of property and equipment included in accounts payable	$209	$680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The company and its subsidiaries (the “Company” or “CVG”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium-and heavy-duty truck (“MD / HD Truck”) market, the medium-and heavy-duty construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

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

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD / HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products.

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2014 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 16, 2015. Unless otherwise indicated, all amounts are in thousands, except per share amounts.

SEGMENTS

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and Chief Executive Officer. In the fourth quarter of 2014, two reportable segments were established: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

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

Corporate expenses consist of certain overhead and shared costs that are not directly attributable to the operations of a segment. Some of these costs that are for the benefit of the operations are allocated based on a combination of methodologies consistent with 2014 allocations. Inter-segment eliminations are also captured in corporate.

2. Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the pronouncement will have a material impact on the Company’s financials and will implement the pronouncement beginning in the period after December 15, 2015.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company does not believe that the pronouncement will have a material impact on the Company’s financial statements and will implement the pronouncement beginning in the period after December 15, 2016.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 605 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us in the period after December 15, 2017. The Company is currently assessing the impact of implementing the new guidance.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows (in thousands):

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$211	$—	$211	$—	$232	$—	$232	$—

Derivative liabilities [1]	$700	$—	$700	$—	$562	$—	$562	$—

[1]	Based on observable market transactions of spot and forward rates.

Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates. Based on these inputs, the derivative assets and liabilities are classified as Level 2.

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of interest cost associated with such instruments.

The carrying amounts and fair values of our long-term debt obligations are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$259,375	$250,000	$257,500

The following methods were used to estimate the fair value of each class of financial instruments:

Long-term debt. The fair value of long-term debt obligations is based on quoted market prices, when available. Based on these inputs, our long-term debt is classified as Level 1.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2015. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2014, except for an impairment of $0.8 million recognized for Norwalk land and building assets based on the selling price of $0.6 million in the executed sales agreement. The impairment was recorded in cost of sales in the Income Statement. The assets are classified as Level 2.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; 29,148,504 shares issued and outstanding as of March 31, 2015.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares outstanding as of March 31, 2015.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2015 and 2014 includes the effects of potential common shares consisting of restricted stock and common stock issuable upon exercise of outstanding stock options when dilutive.

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders — basic and diluted	$3,592	$(506)

Weighted average number of common shares outstanding	29,149	28,860
Dilutive effect of restricted stock grants	57	—

Dilutive shares outstanding	29,206	28,860

Basic income (loss) per share attributable to common stockholders	$0.12	$(0.02)

Diluted income (loss) per share attributable to common stockholders	$0.12	$(0.02)

For the three months ended March 31, 2015, there were 20 thousand outstanding restricted stock having an antidilutive effect. For the three months ended March 31, 2014, diluted earnings per share did not include 141 thousand of outstanding stock options and 857 thousand of outstanding restricted stock as the effect would have been antidilutive. The stock options expired in October 2014.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Loan and Security Agreement (as described below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.

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

The following table summarizes information about restricted stock grants as of March 31, 2015:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
November 2012	494,151	3 equal annual installments commencing on October 20, 2013	$0.4	7
August 2013	100,000	3 equal annual installments commencing on October 20, 2014	$0.3	19
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$1.2	19
January 2014	4,100	3 equal annual installments commencing on October 20, 2014	$—	19
March 2014	18,802	3 equal annual installments commencing on October 20, 2014	$0.1	19
May 2014	17,500	3 equal annual installments commencing on October 20, 2014	$0.1	19
September 2014	30,000	3 equal annual installments commencing on October 20, 2014	$0.1	19
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$2.8	31

As of March 31, 2015, there was approximately $5.0 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant. We currently estimate the forfeiture rate for 2014, 2013 and 2012 restricted stock awards at 11.1%, 8.2% and 8.2%, respectively, for all participants under our equity incentive plans.

The following table summarizes information about the non-vested restricted stock grants for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Nonvested Restricted Stock		Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	915	$6.96	855	$7.59
Granted	—	—	23	8.56
Vested	—	—	(1)	11.49
Forfeited	(37)	6.90	(20)	7.78

Nonvested at March 31	878	$6.97	857	$7.61

There was no restricted stock granted during the three months ended March 31, 2015. As of March 31, 2015 and 2014 a total of 1.9 million and 0.7 million shares, respectively, were available from the shares authorized for award under our 2014 Equity Incentive Plan and Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

6. Performance Based Awards

Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The award is earned and payable based upon the Company’s relative “Total Shareholder Return” in terms of ranking as compared to the “Peer Group” over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock (or the publicly traded common stock of the applicable Peer Group company) for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s “Starting Stock Price” and “Ending Stock Price,” by (B) the Starting Stock Price. The award is to be paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not present during the entire Performance Period, the award will be forfeited. These grants were accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the “Peer Group”. Performance awards were granted under the 2014 EIP in November 2014, and in November 2013 and 2012 under the Fourth Amended and Restated Equity Incentive Plan.

Grant Date	Grant Amount	Forefeitures	Payments	Balance at March 31, 2015	Vesting Schedule	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2012	$1,865	$(1,396)	$(128)	$342	November 2015	$57	7
November 2013	1,351	(528)	—	822	November 2016	434	19
November 2014	2,087	(206)	—	1,881	November 2017	1,567	31

	$5,303	$(2,130)	$(128)	$3,045		$2,058

Compensation expense was recognized totaling $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The expense to be recorded in future periods totals $2.1 million for the unvested portion of the awards outstanding at March 31, 2015.

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

8. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$55,029	$58,359
Work in process	12,196	10,969
Finished goods	14,097	14,448

	$81,322	$83,776

Inventories on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

9. Goodwill and Intangible Assets

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. In the fourth quarter 2014, we re-evaluated our goodwill as part of the establishment of reportable segments and no impairment was recognized as a result of this assessment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.

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

Our definite-lived intangible assets were comprised of the following (in thousands):

	March 31, 2015				December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,529	$(3,674)	$5,855	23 years	$9,580	$(3,585)	$5,995
Customer relationships	15 years	14,740	(2,290)	12,450	15 years	14,622	(2,028)	12,594

		$24,269	$(5,964)	$18,305		$24,202	$(5,613)	$18,589

The aggregate intangible asset amortization expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2015 and for each of the five succeeding years is $1.3 million.

The changes in the carrying amounts of goodwill are as follows (in thousands):

	March 31, 2015	December 31, 2014
Balance - Beginning	$8,056	$8,220
Currency translation adjustment	94	(164)

Balance - Ending	$8,150	$8,056

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

The following represents a summary of the warranty provision for the three months ended March 31, 2015 (in thousands):

Balance — December 31, 2014	$4,438
Provisions for new warranties issued	1,136
Changes in provision for preexisting warranties	(46)
Deduction for payments made	(719)
Currency translation adjustment	(39)

Balance — March 31, 2015	$4,770

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that may require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of March 31, 2015, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimable, based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

11. Debt and Credit Facilities

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of March 31, 2015. We could have redeemed the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium set forth in the 7.875% Notes Indenture. We evaluated the “make-whole” premium and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. We could have redeemed the 7.875% notes, in whole or in part, at any time on or after April 15, 2014 at the optional redemption prices set forth in the 7.875% Notes Indenture, plus accrued and unpaid interest, if any, to the redemption date. Not more than once during each twelve-month period ending on April 15, 2012, April 15, 2013 and April 15, 2014, we could have redeemed up to $25.0 million of the aggregate principal amount of the 7.875% notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time on or prior to April 15, 2014, on one or more occasions, we could have redeemed up to 35% of the aggregate principal amount of the 7.875% notes with the net proceeds of certain equity offerings, as described in the 7.875% Notes Indenture, at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. The Company has not redeemed any amounts of the 7.875% since inception. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Revolving Credit Facility

On November 15, 2013, the Company and certain of the Company’s subsidiaries, as borrowers (together with the Company, the “borrowers”) entered into a Second Amended and Restated Loan Security Agreement (as so amended and restated, the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, the borrowers and Bank of America, N.A., as agent and lender, as amended, governing the Company’s revolving credit facility.

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

As of March 31, 2015, we had approximately $3.6 million in deferred fees compared to $3.8 million as of December 31, 2014. The deferred fees relate to the revolving credit facility and our 7.875% notes and were being amortized over the remaining life of the agreements.

As of March 31, 2015 and December 31, 2014, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of March 31, 2015, the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2014 through March 31, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2015.

The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of March 31, 2015.

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

As of March 31, 2015, we were in compliance with the customary restrictive covenants and events of default under the Second ARLS Agreement.

12. Income Taxes

We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2009. We currently have no income tax examinations in process.

As of March 31, 2015, we have provided a liability of approximately $28 thousand for unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense. We had approximately $3 thousand accrued for the payment of interest and penalties at March 31, 2015 compared to $2 thousand at December 31, 2014. Accrued interest and penalties are included in the $28 thousand of unrecognized tax benefits compared to $27 thousand at December 31, 2014.

During the fiscal quarter ended March 31, 2015, we did not release any tax reserves associated with items falling outside the statute of limitations or the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Within the next 12 months approximately $28 thousand of unrecognized tax benefits could be released related to items that are affected by expiring statutes of limitation.

At March 31, 2015, due to cumulative losses and other negative evidence, we continue to carry valuation allowances against the deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India, and Luxemburg. We have also established valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We continue to evaluate the need for valuation allowances in each of our jurisdictions.

13. Segment Reporting

The following tables presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, total assets and other items as of and for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$145,805	$74,498	$—	$220,303
Intersegment Revenues	100	3,549	(3,649)	—

Total Revenues	$145,905	$78,047	$(3,649)	$220,303

Gross Profit	$21,346	$8,691	$(963)	$29,074

Depreciation and Amortization Expense	$2,224	$1,516	$738	$4,478

Selling, General & Administrative Expenses	$6,946	$5,041	$5,553	$17,540

Operating Income (Loss)	$14,100	$3,614	$(6,516)	$11,198

Other Items:
Capital Expenditures	$1,082	$1,514	$323	$2,919
Other Items [1]	$679	$—	$—	$679

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.7 million in the GTB Segment.

	For the three months ended March 31, 2014
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$121,708	$76,363	$—	$198,071
Intersegment Revenues	135	2,540	(2,675)	$—

Total Revenues	$121,843	$78,903	$(2,675)	$198,071

Gross Profit	$16,162	$8,989	$(847)	$24,304

Depreciation and Amortization Expense	$2,176	$1,404	$757	$4,337

Selling, General & Administrative Expenses	$7,547	$5,350	$5,575	$18,472

Operating Income (Loss)	$8,267	$3,602	$(6,421)	$5,448

Other Items:
Capital Expenditures	$969	$1,074	$112	$2,155
Other Items [1]	$1,269	$—	$—	$1,269

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.5 million in the GTB Segment. The GTB Segment includes a loss on the sale of a manufacturing facility of $0.8 million in Norwalk, Ohio.

14. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of March 31, 2015, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2015		December 31, 2014
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy currencies:	$11,994	$11,294	$11,874	$11,312

Commitments to sell currencies:	$7,372	$7,161	$12,332	$12,099

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges:

	Asset Derivatives
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$211	Other current assets	$232

	Liability Derivatives
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$700	Accrued liabilities	$562

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments:

	Location of (Loss) Gain Recognized in Income on Derivatives	Three Months Ended March 31,
		2015	2014
		Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$(161)	$82

15. Other Comprehensive Income (Loss)

The after-tax changes in accumulated other comprehensive loss is as follows:

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive income (loss)
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)

Net current period change	(3,008)	—	(3,008)
Reclassification adjustments for losses reclassified into income	—	61	61

Ending balance, March 31, 2015	$(19,515)	$(20,720)	$(40,235)

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive income (loss)
Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)

Net current period change	487	—	487

Ending balance, March 31, 2014	$(11,420)	$(14,401)	$(25,821)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

Three Months Ended March 31, 2015	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment	95	(34)	61
Cumulative translation adjustment	(3,008)	—	(3,008)

Total other comprehensive income (loss)	$(2,913)	$(34)	$(2,947)

Three Months Ended March 31, 2014	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Cumulative translation adjustment	487	—	487

Total other comprehensive income	$487	$—	$487

16. Pension and Other Post-Retirement Benefit Plans

We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.

The components of net periodic benefit cost related to the pension and other post-retirement benefit plans was as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$29	$24	$—	$—	$—	$—
Interest cost	463	472	366	478	4	(33)
Expected return on plan assets	(668)	(592)	(395)	(442)	—	—
Amortization of prior service cost	—	—	—	—	2	—
Recognized actuarial loss (gain)	117	—	6	—	(30)	—

Net periodic benefit cost	$(59)	$(96)	$(23)	$36	$(24)	$(33)

We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2015. As of March 31, 2015, $0.7 million of contributions have been made to our pension plans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated financial statements for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

Company Overview

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The Company (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium-and heavy-duty truck (“MD / HD Truck”) market, the medium-and heavy-duty construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

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

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD / HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products.

Business Overview

Demand for our MD / HD Truck products is generally dependent on the number of new commercial vehicles manufactured in North America, which is heavily influenced by the financial health and business outlook of the fleet owners that purchase trucks from the OEMs. This is generally a function of economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 21% in 2014. According to an April 2015 report by ACT Research, a publisher of industry market research, North American Class 8 production levels were at 297,000 for 2014 and are expected to peak at 340,000 in 2015, decline to 242,000 in 2018 and increase to 286,000 in 2019. We believe the demand for new Class 8 vehicles will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite index, which measures estimated total freight hauled in a year by sector, will increase 22.9% from 2014 to 2019. ACT estimates that the average age of active U.S. Class 8 trucks is 10.6 years in 2014, which is consistent with the average age in 2013. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.

In 2014, approximately 44% of our revenue was generated from sales to North American MD / HD Truck OEMs. Our remaining revenue in 2014 was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. This market trend continued in the first quarter of 2015. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to MD / HD Trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. Certain of our products are only utilized in North American MD / HD Truck market, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains, and, as a result, changes in demand for MD / HD Trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction and agriculture products is dependent on the overall vehicle demand for new commercial vehicles in the global construction and agriculture equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium/heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium/heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. OEM demand for our products is directly correlated with new vehicle production.

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

Our Long-Term Strategy

In 2014, we concluded our long-term strategic planning process known as CVG 2020. CVG 2020 is a roadmap by end market product and geographic region to guide resource allocation and other decision making to achieve our 2020 goals. The overarching financial goal of CVG 2020 is to deliver top quartile total shareholder return. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are seats, trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period toward Asia-Pacific. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. As such, we expect to increase our capital spending as we invest in our facilities, sales opportunities, Operational Excellence initiatives and other activities.

Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.

Consolidated Results of Operations

The table below sets forth certain operating data:

	Three Months Ended March 31,
	(in thousands)
	2015		2014
Revenues	$220,303	100.0%	$198,071	100.0%
Cost of revenues	191,229	86.8	173,767	87.7

Gross profit	29,074	13.2	24,304	12.3
Selling, general and administrative expenses	17,540	8.0	18,472	9.3
Amortization expense	336	0.2	384	0.2

Operating income	11,198	5.0	5,448	2.8
Interest and Other expense	5,097	2.3	5,108	2.6

Income before provision for income taxes	6,101	2.7	340	0.2
Provision for income taxes	2,508	1.1	848	0.4

Net income (loss)	3,593	1.6	(508)	(0.2)
Less: Non-controlling interest in subsidiary’s income (loss)	1	0.0	(2)	(0.0)

Net income (loss) attributable to CVG stockholders	$3,592	1.6%	$(506)	(0.2)%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated Results

Revenues. On a consolidated basis, revenues increased $22.2 million, or 11.2%, to $220.3 million in the three months ended March 31, 2015 from $198.1 million in the three months ended March 31, 2014. The increase in sales primarily resulted from increased North American MD / HD Truck production volumes. Specifically, the $22.2 million revenue increase on a consolidated basis resulted from:

•	a $15.0 million, or 17.8%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $2.9 million, or 8.3%, increase in aftermarket sales;

•	a $1.3 million, or 18.5%, increase in bus sales; and

•	a $3.0 million, or 4.2%, increase in revenues from other markets

The first quarter 2015 revenues were adversely impacted by foreign currency exchange translation of $5.0 million as compared to first quarter of 2014, which is reflected in the changes in revenue above.

Gross Profit. Gross profit increased $4.8 million, to $29.1 million for the three months ended March 31, 2015 compared to $24.3 million in the three months ended March 31, 2014. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $17.5 million, or 10.0% resulting from an increase in raw material and purchased component costs of $12.9 million, wages and benefits of $1.4 million and overhead costs of $3.2 million. As a percentage of revenues, gross profit was 13.2% for the three months ended March 31, 2015 compared to 12.3% for the three months ended March 31, 2014. The increase in gross profit resulted from the increase in sales volume. The first quarter of 2015 results include $0.7 million of costs related to the Tigard, Oregon facility closure. The first quarter 2014 results included a severance charge of $0.5 million associated with the impending closure of our Tigard, Oregon facility, and an asset impairment charge of $0.8 million from the sale of our Norwalk, Ohio facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased approximately $1.0 million, or 5.0%, to $17.5 million in the three months ended March 31, 2015 from $18.5 million in the three months ended March 31, 2014. The decline in selling, general and administrative expenses reflects cost discipline while selectively investing in value accretive activities that support CVG 2020.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.1 million in the three months ended March 31, 2015 and 2014.

Provision for Income Taxes. An income tax provision of approximately $2.5 million was recorded for the three months ended March 31, 2015 compared to a tax provision of approximately $0.8 million for the three months ended March 31, 2014. The year over year change in the quarterly tax provision resulted primarily from the mix of income between our U.S. and non-U.S. locations as well as an overall increase in consolidated net income. Additional items impacting the tax provision included valuation allowances in certain foreign tax jurisdictions.

Net Income (Loss) Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $3.6 million in the three months ended March 31, 2015, compared to net loss of $0.5 million in the three months ended March 31, 2014. The increase in net income is attributed to the factors noted above.

SEGMENT RESULTS

In the fourth quarter of 2014, two reportable segments were established: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD / HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific;

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture markets in Europe.

Global Truck and Bus Segment Results

	Three Months Ended March 31,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$145,805	99.9%	$121,708	99.9%
Intersegment Revenues	100	0.1	135	0.1

Total Revenues	$145,905	100.0	$121,843	100.0

Gross Profit	21,346	14.6	16,162	13.3

Selling, General & Administrative Expenses	6,946	4.8	7,547	6.2

Operating Income	$14,100	9.7%	$8,267	6.8%

External Revenues. GTB Segment revenues increased $24.1 million, or 19.8%, to $145.8 million for the three months ended March 31, 2015 from $121.7 million for the three months ended March 31, 2014. The increase in GTB Segment revenues is primarily a result of:

•	a $15.1 million, or 18.7%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $3.2 million, or 13.3%, increase in aftermarket revenues;

•	a $1.3 million, or 18.1%, increase in OEM bus revenues; and

•	a $4.5 million, or 46.3%, increase in revenues from other markets.

First quarter 2015 GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.6 million as compared to first quarter of 2014, which is reflected in the changes in revenue above.

Gross Profit. GTB Segment gross profit increased $5.1 million, or 32.1%, to $21.3 million for the three months ended March 31, 2015 from $16.1 million for the three months ended March 31, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $18.9 million, or 17.9%, as a result of an increase in raw material and purchased component costs of $13.8 million, salaries and benefits of $1.6 million and overhead cost of $3.5 million. As a percentage of revenues, gross profit increased to 14.6% for the three months ended March 31, 2015 from 13.3% for the three months ended March 31, 2014. The increase in gross profit resulted from the increase in sales volume as well as non-recurrence of an impairment charge of $0.8 million in the three months ended March 31, 2014 resulting from the sale of our Norwalk, Ohio facility offset by the net quarter over quarter increase in closure costs associated with the closure of our Tigard, Oregon facility of $0.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $0.6 million, or 8.0%, to $6.9 million for the three months ended March 31, 2015 from $7.5 million for the three months ended March 31, 2014, reflecting cost discipline even while focusing on value accretive activities that support our long term strategy.

Global Construction and Agriculture Segment Results

	Three Months Ended March 31,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$74,498	95.5%	$76,363	96.8%
Intersegment Revenues	3,549	4.5	2,540	3.2

Total Revenues	$78,047	100.0	$78,903	100.0

Gross Profit	8,691	11.1	8,989	11.4

Selling, General & Administrative Expenses	5,041	6.5	5,350	6.8

Operating Income	$3,614	4.6%	$3,602	4.6%

External Revenues. GCA Segment revenues decreased $1.9 million or 2.4% to $74.5 million for the three months ended March 31, 2015 from $76.4 million for the three months ended March 31, 2014. The global construction and agriculture end markets were relatively flat in the first quarter of 2015 compared to the last year quarter. GCA Segment sales were negatively impacted by a $4.4 million foreign currency exchange translation as a consequence of the relative strength of the U.S. Dollar.

Gross Profit. GCA Segment gross profit decreased $0.3 million, or 3.3%, to $8.7 million for the three months ended March 31, 2015 from $9.0 million for the three months ended March 31, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $0.6 million, or 0.8%, as a result of a decrease in raw material and purchased component costs of $0.1 million, wages and benefits of $0.2 million and overhead costs of $0.3 million. As a percentage of revenues, gross profit was substantially the same for the three months ended March 31, 2015 and March 31, 2014. The decrease in gross profit resulted from the increase in sales volume, partially offset by foreign currency exchange transaction costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.3 million or 5.8% to $5.0 million in the three months ended March 31, 2015 from $5.3 million for the three months ended March 31, 2014, reflecting cost discipline while focusing on value accretive activities that support our long term strategy.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the three months ended March 31, 2015 was cash generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through the remainder of 2015; however, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the three months ended March 31, 2015.

For the three months ended March 31, 2015, net cash provided by operations was $16.0 million compared to net cash provided by operations of $1.3 million for the three months ended March 31, 2014. The increase in net cash provided by operations for the three months ended March 31, 2015 was primarily a result of an increase in net income of $4.1 million and $9.2 million resulting from improved working capital leverage.

For the three months ended March 31, 2015, we used $2.7 million of net cash for investing activities compared to net cash used for investing activities of $1.5 million for the three months ended March 31, 2014. The cash used for investing activities for the three months ended March 31, 2015 increased $1.2 million as a result of increased capital purchases in support of our CVG 2020 plan.

For the three months ended March 31, 2015, there were no financing activities. The net cash provided by financing activities for the three months ended March 31, 2014 was driven by proceeds from loans taken against our life insurance policies to fund deferred compensation payments.

As of March 31, 2015, cash held by foreign subsidiaries was approximately $22.0 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of March 31, 2015, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We had $2.9 million of outstanding letters of credit under various financing arrangements and an additional $37.1 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

Revolving Credit Facility

On November 15, 2013, the Company and some of our subsidiaries, as borrowers (collectively, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement ( the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.

The material terms of the Second ARLS Agreement include the following:

•	A facility in the amount of $40.0 million with the ability to increase to up to an additional $35.0 million under certain conditions;

•	Availability is subject to borrowing base limitations and an availability block equal to the amount of debt Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries;

•	Availability of up to an aggregate amount of $10.0 million for the issuance of letters of credit, which reduces the total amount available;

•	Extension of the maturity date to November 15, 2018;

•	Amendments to certain covenants to provide additional flexibility, including (i) conditional permitted distributions, permitted foreign investments, and permitted acquisitions on minimum availability, fixed charge coverage ratio and other requirements, and (ii) permitting certain sale-leaseback transactions;

•	Permitting repurchase of the Company’s 7.875% notes due 2019 under certain circumstances; and

•	Reduction of the fixed charge coverage ratio maintenance requirement to 1.0:1.0 and reduction of the availability threshold for triggering compliance with the fixed charge coverage ratio, as described below.

The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $ 20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $ 10,000,000	1.00%	2.00%

As of March 31, 2015, $3.6 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements, and did not have borrowings under the revolving credit facility. In addition, as of March 31, 2015, we had outstanding letters of credit of $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of March 31, 2015, the applicable margin was set at Level III.

We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. If required, we would be in compliance with this covenant as of March 31, 2015. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2014 through March 31, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant for the three months ending March 31, 2015.

The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in Note 11 to our consolidated financial statements in this Form 10-Q. The Company was in compliance with these covenants as of March 31, 2015.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of March 31, 2015.

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

We could have redeemed the 7.875% notes, in whole or in part, at any time prior to April 15, 2014 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus the “make-whole” premium in the 7.875% Notes Indenture. We evaluated the “make-whole” premium under ASC 815-15, plus accrued and unpaid interest, if any, to the redemption date. We have not redeemed any amounts of the 7.875% notes since inception. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck or construction market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our 2014 Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there are no material changes in the quantitative and qualitative market risks since our 2014 Form 10-K.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of March 31, 2015, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, product liability claims, intellectual property disputes, environmental claims, and examinations by the Internal Revenue Service arising out of the conduct of our businesses. We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors:

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended March 31, 2015 that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6. Exhibits:

10.1*	Commercial Vehicle Group, Inc. 2015 Annual Incentive Plan.

10.2*	Offer letter, dated October 7, 2013, to Brent Walters.

10.3*	The Change-in-Control Agreement between the Company and Brent Walters dated October 24, 2014.

10.4	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement made as of March 31, 2015.

31.1	302 Certification by Richard P. Lavin, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: May 8, 2015	By:	/s/ C. Timothy Trenary

C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)