Form 10-Q
period 2015-06-30
Commercial Vehicle Group, Inc.
filed 2015-08-05
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at July 31, 2015 was 30,106,306 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$88,597	$70,091
Accounts receivable, net of allowances of $2,881 and $2,808, respectively	154,618	139,912
Inventories	81,697	83,776
Deferred income taxes	9,291	9,142
Other current assets	12,640	6,351

Total current assets	346,843	309,272

Property, plant and equipment, net of accumulated depreciation of $130,661 and $123,831, respectively	72,269	73,462
Goodwill	8,048	8,056
Intangible assets, net of accumulated amortization of $6,269 and $5,613, respectively	17,861	18,589
Deferred income taxes	19,625	23,234
Other assets, net	8,568	9,400

Total assets	$473,214	$442,013

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$89,668	$70,826
Accrued liabilities	43,523	36,686

Total current liabilities	133,191	107,512

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	22,159	23,356
Other long-term liabilities	3,486	2,309

Total liabilities	408,836	383,177

Stockholders’ Equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value, 60,000,000 shares authorized; 29,148,504 shares issued and outstanding	296	296
Treasury stock purchased from employees; 779,484 shares	(6,622)	(6,622)
Additional paid-in capital	233,346	231,907
Retained loss	(122,695)	(129,492)
Accumulated other comprehensive loss	(39,947)	(37,288)

Total CVG stockholders’ equity	64,378	58,801
Non-controlling interest	—	35

Total stockholders’ equity	64,378	58,836

Total liabilities and stockholders’ equity	$473,214	$442,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$217,617	$215,996	$437,920	$414,067
Cost of Revenues	188,111	187,811	379,340	361,578

Gross Profit	29,506	28,185	58,580	52,489
Selling, General and Administrative Expenses	17,585	18,748	35,124	37,220
Amortization Expense	333	390	669	775

Operating Income	11,588	9,047	22,787	14,494
Interest and Other Expense	5,056	5,205	10,153	10,314

Income Before Provision for Income Taxes	6,532	3,842	12,634	4,180
Provision for Income Taxes	3,327	1,103	5,836	1,950

Net Income	3,205	2,739	6,798	2,230
Less: Non-controlling interest in subsidiary’s income (loss)	—	—	1	(1)

Net Income Attributable to CVG Stockholders	$3,205	$2,739	$6,797	$2,231

Earnings per Common Share:
Basic and Diluted	$0.11	$0.09	$0.23	$0.08

Weighted Average Shares Outstanding:
Basic	29,149	28,868	29,149	28,864

Diluted	29,337	29,204	29,271	29,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$3,205	$2,739	$6,798	$2,230

Other comprehensive income (loss):
Foreign currency exchange translation adjustments	163	(3)	(2,845)	408
Minimum pension liability, net of tax	126	—	186	—

Other comprehensive income (loss)	289	(3)	(2,659)	408

Comprehensive income	$3,494	$2,736	$4,139	$2,638

Less: Comprehensive income (loss) attributed to non-controlling interests	—	—	1	(1)

Comprehensive income attributable to CVG stockholders	$3,494	$2,736	$4,138	$2,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity	Non-controlling Interest	Total
	Shares	Amount
	(Unaudited)
	(In thousands, except share data)
BALANCE — December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836

Share-based compensation expense	—	—	—	1,439	—	—	1,439	—	1,439
Total comprehensive income (loss)	—	—	—	—	6,797	(2,659)	4,138	(35)	4,103

BALANCE — June 30, 2015	29,148,504	$296	$(6,622)	$233,346	$(122,695)	$(39,947)	$64,378	$—	$64,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$6,798	$2,230
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,874	8,975
Provision for doubtful accounts	1,985	2,991
Noncash amortization of debt financing costs	445	445
Pension plan contribution	(1,479)	(1,396)
Shared-based compensation expense	1,439	1,414
Loss on sale of assets	157	844
Deferred income taxes	4,664	729
Noncash gain on forward currency exchange contracts	(42)	(83)
Change in other operating items:
Accounts receivable	(16,870)	(33,901)
Inventories	1,793	(2,118)
Accounts payable	17,991	16,590
Other operating activities, net	1,344	6,549

Net cash provided by operating activities	27,099	3,269

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,769)	(4,487)
Proceeds from disposal/sale of property, plant and equipment	60	561
Premium payments for life insurance	(44)	—

Net cash used in investing activities	(6,753)	(3,926)

Cash Flows from Financing Activities:
Post-acquistion payments	—	(2,640)
Proceeds from borrowings against life insurance	—	1,041

Net cash used in financing activities	—	(1,599)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,840)	(179)

Net Increase (Decrease) in Cash	18,506	(2,435)
Cash:
Beginning of period	70,091	72,695

End of period	$88,597	$70,260

Supplemental Cash Flow Information:
Cash paid for interest	$9,925	$9,958

Cash paid for income taxes, net	$891	$941

Unpaid purchases of property and equipment included in accounts payable	$898	$1,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The company and its subsidiaries (the “Company” or “CVG”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD / HD Truck”) market, the medium- and heavy-duty construction vehicle market, and the bus, agriculture, military, specialty transportation, mining, industrial equipment and off-road recreational markets.

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

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD / HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific;

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture markets in Europe.

Some of these costs that are for the benefit of the operations are allocated based on a combination of methodologies consistent with 2014 allocations. Corporate expenses consist of certain overhead and shared costs that are not directly attributable to the operations of a segment. Inter-segment eliminations are also reflected in the corporate component.

2. Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820)”. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. This pronouncement is effective for the interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this pronouncement on its financial presentation.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update provides additional guidance about customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. The Company does not believe this pronouncement will have a material impact on its financial operations and will implement the pronouncement beginning in the period after December 15, 2015.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe this pronouncement will have a material impact on the Company’s financial presentation and will implement this pronouncement beginning with the quarter ending March 31, 2016.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, but early adoption is permitted. The Company does not believe that this pronouncement will have a material impact on the Company’s financial presentation and will implement this pronouncement beginning in the period after December 15, 2016.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. On July 9, 2015 the FASB agreed to defer the effective date of ASU 2014-09 by one year. The mandatory adoption date is January 1, 2018, with an early adoption date of January 1, 2017. The Company is currently assessing the impact of implementing the new guidance.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows:

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$316	$—	$316	$—	$232	$—	$232	$—

Derivative liabilities [1]	$601	$—	$601	$—	$562	$—	$562	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$257,500	$250,000	$257,500

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2015. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2014, except for an impairment of $0.8 million recognized for our Norwalk facility land and building assets based on the selling price of $0.6 million in the executed sales agreement. The impairment was recorded in cost of sales in the Income Statement. The assets are classified as Level 2.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; out of which, 29,148,504 shares were issued and outstanding as of June 30, 2015 and December 31, 2014.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of June 30, 2015 and December 31, 2014.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2015 and 2014 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and restrictive stock when dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$3,205	$2,739	$6,797	$2,231

Weighted average number of common shares outstanding	29,149	28,868	29,149	28,864
Dilutive effect of restricted stock grants	188	336	122	168

Diluted shares outstanding	29,337	29,204	29,271	29,032

Basic and Diluted income per share attributable to common stockholders	$0.11	$0.09	$0.23	$0.08

For the three and six months ended June 30, 2015, there was no outstanding restricted stock having an antidilutive effect. For the three and six months ended June 30, 2014, diluted earnings per share did not include 141 thousand antidilutive outstanding stock options. All previously granted and unexercised stock options expired in October 2014.

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

The following table summarizes information about restricted stock grants as of June 30, 2015:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
November 2012	494,151	3 equal annual installments commencing on October 20, 2013	$0.2	4
August 2013	100,000	3 equal annual installments commencing on October 20, 2014	$0.3	16
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$1.0	16
January 2014	4,100	3 equal annual installments commencing on October 20, 2014	$—	16
March 2014	18,802	3 equal annual installments commencing on October 20, 2014	$0.1	16
May 2014	17,500	3 equal annual installments commencing on October 20, 2014	$0.1	16
September 2014	30,000	3 equal annual installments commencing on October 20, 2014	$0.1	16
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$2.5	28
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$0.1	28
May 2015	17,500	3 equal annual installments commencing on October 20, 2015	$0.1	28

As of June 30, 2015, there was approximately $4.5 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant. We currently estimate the forfeiture rate for 2014, 2013 and 2012 restricted stock awards at 11.0%, 8.2% and 8.2%, respectively, for all participants under our equity incentive plans.

The following table summarizes information about the non-vested restricted stock grants for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Nonvested Restricted Stock		Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	915	$6.96	855	$7.59
Granted	45	6.36	40	9.00
Vested	—	—	(22)	7.49
Forfeited	(39)	6.90	(27)	7.94

Nonvested at June 30	921	$6.82	846	$7.65

There were 45 thousand shares of restricted stock granted during the six months ended June 30, 2015. As of June 30, 2015 and 2014 a total of 1.9 million and 2.2 million shares, respectively, were available from the shares authorized for award under our 2014 Equity Incentive Plan and Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

Grant Date	Grant Amount	Forefeitures	Payments/ Adjustments	Balance at June 30, 2015	Vesting Schedule	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2012	$1,865	$(1,429)	$(282)	$154	November 2015	$13	3
November 2013	1,351	(561)	—	790	November 2016	329	15
November 2014	2,087	(254)	—	1,833	November 2017	1,375	27

	$5,303	$(2,244)	$(282)	$2,777		$1,717

Compensation expense was recognized totaling $0.1 million for the three months ended June 30, 2015 and 2014. The expense to be recorded in future periods totals $1.7 million for the unvested portion of the awards outstanding at June 30, 2015.

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

8. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$55,292	$58,359
Work in process	11,297	10,969
Finished goods	15,108	14,448

	$81,697	$83,776

Inventories on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

9. Goodwill and Intangible Assets

Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is attributable to the Global Truck and Bus Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was recognized as a result of the second quarter 2015 assessment.

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

Our definite-lived intangible assets were comprised of the following:

	June 30, 2015				December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,518	$(3,756)	$5,762	23 years	$9,580	$(3,585)	$5,995
Customer relationships	15 years	14,612	(2,513)	12,099	15 years	14,622	(2,028)	12,594

		$24,130	$(6,269)	$17,861		$24,202	$(5,613)	$18,589

The aggregate intangible asset amortization expense was approximately $0.3 million and $0.4 million for the three months ended June 30, 2015 and 2014, and approximately $0.7 million and $0.8 million for the six months ended June 30, 2015 and 2014.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2015 and for each of the five succeeding years is $1.3 million.

The changes in the carrying amounts of goodwill are as follows:

	June 30, 2015	December 31, 2014
Balance - Beginning	$8,056	$8,220
Currency translation adjustment	(8)	(164)

Balance - Ending	$8,048	$8,056

10. Commitments and Contingencies

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers generally require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends and current economic factors.

The following represents a summary of the warranty provision for the six months ended June 30, 2015:

Balance — December 31, 2014	$4,438
Provisions for new warranties issued	3,236
Changes in provision for preexisting warranties	(158)
Deduction for payments made	(1,395)
Currency translation adjustment	6

Balance — June 30, 2015	$6,127

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that may require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of June 30, 2015, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Litigation — We are subject to various legal actions and claims incidental to our business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. Management believes that we maintain adequate insurance to cover these claims. We have established reserves for issues that are probable and estimable. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

11. Debt and Credit Facilities

Debt consisted of the following:

	June 30, 2015	December 31, 2014
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of June 30, 2015. On and after April 15, 2015, the Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on April 15 of the years set forth below:

Year	Redemption Price
2015	103.938%
2016	101.969%
2017 and thereafter	100.000%

The Company did not redeem any amounts of the 7.875% notes in the quarter ended June 30, 2015. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

As of June 30, 2015, we had approximately $3.3 million in deferred fees compared to $3.8 million as of December 31, 2014. The deferred fees relate to the revolving credit facility and our 7.875% notes and were being amortized over the remaining life of the agreements.

As of June 30, 2015 and December 31, 2014, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of June 30, 2015, the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2014 through June 30, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2015.

The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of June 30, 2015.

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

As of June 30, 2015, we were in compliance with the customary restrictive covenants and events of default under the Second ARLS Agreement.

12. Income Taxes

We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2009. We currently have no income tax examinations in process.

As of June 30, 2015, we have provided a liability of approximately $28 thousand for unrecognized tax benefits related to various federal and state income tax positions, which would impact our effective tax rate if recognized.

We accrue penalties and interest related to unrecognized tax benefits through income tax expense. We had approximately $3 thousand accrued for the payment of interest and penalties at June 30, 2015 compared to $2 thousand at December 31, 2014. Accrued interest and penalties are included in the $28 thousand of unrecognized tax benefits compared to $27 thousand at December 31, 2014.

During the fiscal quarter ended June 30, 2015, we did not release any tax reserves associated with items falling outside the statute of limitations or the closure of certain tax years for examination purposes. Events could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required. Within the next 12 months, approximately $28 thousand of unrecognized tax benefits could be released related to items that are affected by expiring statutes of limitation.

At June 30, 2015, due to cumulative losses and other factors, we continue to carry valuation allowances against the deferred assets primarily in the following foreign jurisdictions: United Kingdom, India, Luxembourg and Beijing, China. We have also established valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

13. Segment Reporting

The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items as of and for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$149,263	$68,354	$—	$217,617
Intersegment Revenues	82	2,343	(2,425)	—

Total Revenues	$149,345	$70,697	$(2,425)	$217,617

Gross Profit	22,885	7,570	(949)	29,506
Depreciation and Amortization Expense	2,214	1,489	694	4,397
Selling, General & Administrative Expenses	7,492	4,690	5,403	17,585
Operating Income (Loss)	$15,095	$2,845	$(6,352)	$11,588
Other Items:
Capital Expenditures	$2,058	$861	$1,828	$4,747
Other Items [1]	463	—	—	463

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.5 million in the GTB Segment.

	For the three months ended June 30, 2014
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$133,045	$82,951	$—	$215,996
Intersegment Revenues	127	2,557	(2,684)	—

Total Revenues	$133,172	$85,508	$(2,684)	$215,996

Gross Profit	18,938	10,124	(877)	28,185
Depreciation and Amortization Expense	2,281	1,431	840	4,552
Selling, General & Administrative Expenses	6,975	5,397	6,376	18,748
Operating Income (Loss)	$11,609	$4,690	$(7,252)	$9,047
Other Items:
Capital Expenditures	$1,494	$1,766	$314	$3,574
Other Items [1]	51	—	—	51

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.1 million in the GTB Segment.

	For the six months ended June 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$295,068	$142,852	$—	$437,920
Intersegment Revenues	183	5,892	(6,075)	—

Total Revenues	$295,251	$148,744	$(6,075)	$437,920

Gross Profit	44,230	16,261	(1,911)	58,580
Depreciation and Amortization Expense	4,438	3,005	1,431	8,874
Selling, General & Administrative Expenses	14,438	9,731	10,955	35,124
Operating Income (Loss)	$29,195	$6,459	$(12,867)	$22,787
Other Items:
Capital Expenditures	$3,140	$2,374	$2,151	$7,665
Other Items [1]	1,142	—	—	1,142

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $1.1 million in the GTB Segment.

	For the six months ended June 30, 2014
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$254,752	$159,315	$—	$414,067
Intersegment Revenues	262	5,097	(5,359)	—

Total Revenues	$255,014	$164,412	$(5,359)	$414,067

Gross Profit	35,100	19,113	(1,724)	52,489
Depreciation and Amortization Expense	4,457	2,835	1,683	8,975
Selling, General & Administrative Expenses	14,522	10,747	11,951	37,220
Operating Income (Loss)	$19,877	$8,292	$(13,675)	$14,494
Other Items:
Capital Expenditures	$2,145	$2,840	$507	$5,492
Other Items [1]	1,269	—	—	1,269

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.5 million in the GTB Segment. The GTB Segment includes a loss on the sale of a manufacturing facility of $0.8 million in Norwalk, Ohio.

14. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of June 30, 2015, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2015		December 31, 2014
	U.S. Dollar Equivalent	Fair Value	U.S. Dollar Equivalent	Fair Value
Commitments to buy currencies:	$7,427	$6,826	$11,874	$11,312

Commitments to sell currencies:	$5,289	$4,973	$12,332	$12,099

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$316	Other current assets	$232

	Liability Derivatives
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$601	Accrued liabilities	$562

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives		Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$204	$43	$42	$124

15. Other Comprehensive Income (Loss)

The after-tax changes in accumulated other comprehensive loss is as follows:

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)

Net current period change	(2,845)	—	(2,845)
Reclassification adjustments for losses reclassified into income	—	186	186

Ending balance, June 30, 2015	$(19,352)	$(20,595)	$(39,947)

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)

Net current period change	408	—	408

Ending balance, June 30, 2014	$(11,499)	$(14,401)	$(25,900)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	159	(33)	126	252	(66)	186
Cumulative translation adjustment	163	—	163	(2,845)	—	(2,845)

Total other comprehensive income (loss)	$322	$(33)	$289	$(2,593)	$(66)	$(2,659)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	(3)	—	(3)	408	—	408

Total other comprehensive income (loss)	$(3)	$—	$(3)	$408	$—	$408

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

The components of net periodic benefit cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$29	$24	$—	$—	$—	$—
Interest cost	463	472	368	470	4	(33)
Expected return on plan assets	(668)	(592)	(397)	(433)	—	—
Amortization of prior service cost	—	—	—	—	2	—
Recognized actuarial loss (gain)	117	—	69	—	(30)	—

Net periodic benefit cost	$(59)	$(96)	$40	$37	$(24)	$(33)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$58	$48	$—	$—	$—	$—
Interest cost	926	944	736	948	8	(66)
Expected return on plan assets	(1,336)	(1,184)	(794)	(875)	—	—
Amortization of prior service cost	—	—	—	—	4	—
Recognized actuarial loss (gain)	234	—	137	—	(60)	—

Net periodic benefit cost	$(118)	$(192)	$79	$73	$(48)	$(66)

We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2015. As of June 30, 2015, $1.5 million of contributions have been made to our pension plans.

17. Purchase of Minority Interest

In 2011, we entered into a joint venture (the “Joint Venture”) with Hema Engineering Industries Limited (“Hema”) for the production of seats and seating components for the India commercial vehicle market and for the supply of seats and components to our other global locations. At the date of the Joint Venture, we held a 90% ownership and Hema held a 10% ownership in the Joint Venture, which we deemed a voting interest entity. In connection with the acquisition of Vijayjyot Seats Private Limited in India in November 2012, our ownership interest increased to 99.74% and Hema was diluted to 0.26% ownership in the Joint Venture. Hema had the option to increase its ownership interest in the Joint Venture to 10% by May 2014, but did not exercise such option.

In June 2015, we purchased the remaining 0.26% ownership in the Joint Venture from Hema for $40 thousand.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

Company Overview

Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The Company (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD / HD Truck”) market, the medium- and heavy-duty construction vehicle market, and the bus, agriculture, military, specialty transportation, mining, industrial equipment and off-road recreational markets.

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

Business Overview

Demand for our MD / HD Truck products is generally dependent on the number of new commercial vehicles manufactured in North America, which is heavily influenced by the financial health and business outlook of the fleet owners that purchase trucks from the OEMs. This is generally a function of economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 21% in 2014. According to a June 2015 report by ACT Research, a publisher of industry market research, North American Class 8 production levels were at 297,000 for 2014 and are expected to peak at 338,000 in 2015, decline to 239,000 in 2018 and increase to 303,000 in 2020. We believe the demand for new Class 8 vehicles will be driven by several factors, including freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite index, which measures estimated total freight hauled in a year by sector, will increase 21.3% from 2014 to 2019. ACT estimates that the average age of active U.S. Class 8 trucks was 10.6 years in 2014, which is consistent with the average age in 2013. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced. Separately, build rates for medium duty truck and bus markets have been favorable. FTR, a market forecasting service, is forecasting 2015 medium duty truck and bus production volume at 194,000 units, a 8% increase compared to 2014; and 2016 production volume of 200,000 units.

In the first six months ended June 30, 2015, approximately 46% of our revenue was generated from sales to North American MD / HD Truck OEMs, 18% to global construction OEMs and 2% to global agriculture OEMs. Our remaining revenue was primarily derived from sales to aftermarket, OE service organizations and the automotive, military and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to MD / HD Trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. Certain of our products are only utilized in the North American MD / HD Truck market, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains. As such, changes in demand for MD / HD Trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction and agriculture products is dependent on the overall vehicle demand for new commercial vehicles in the global construction and agriculture equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium and heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium and heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. OEM demand for our products is directly correlated with new vehicle production. We expect equipment and production to remain soft for the remainder of 2015 in the global construction and agriculture markets we serve.

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

We may periodically reassess or revise our long-term strategic plan in response to significant changes in our business environment.

Consolidated Results of Operations

The table below sets forth certain operating data:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2015		2014		2015		2014
Revenues	$217,617	100.0%	$215,996	100.0%	$437,920	100.0%	$414,067	100.0%
Cost of revenues	188,111	86.4	187,811	87.0	379,340	86.6	361,578	87.3

Gross profit	29,506	13.6	28,185	13.0	58,580	13.4	52,489	12.7
Selling, general and administrative expenses	17,585	8.1	18,748	8.7	35,124	8.0	37,220	9.0
Amortization expense	333	0.2	390	0.2	669	0.2	775	0.2

Operating income	11,588	5.3	9,047	4.2	22,787	5.2	14,494	3.5
Interest and Other expense	5,056	2.3	5,205	2.4	10,153	2.3	10,314	2.5

Income before provision for income taxes	6,532	3.0	3,842	1.8	12,634	2.9	4,180	1.0
Provision for income taxes	3,327	1.5	1,103	0.5	5,836	1.3	1,950	0.5

Net income	3,205	1.5	2,739	1.3	6,798	1.6	2,230	0.5
Less: Non-controlling interest in subsidiary’s income (loss)	—	—	—	—	1	0.0	(1)	0.0

Net income attributable to CVG stockholders	$3,205	1.5%	$2,739	1.3%	$6,797	1.6%	$2,231	0.5%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated Results

Revenues. On a consolidated basis, revenues increased $1.6 million, or 0.8%, to $217.6 million in the three months ended June 30, 2015 from $216.0 million in the three months ended June 30, 2014. The increase in revenues primarily resulted from increased North American MD / HD Truck production volumes. The change in consolidated revenue is primarily a result of:

•	a $9.2 million, or 10.0%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $4.1 million, or 10.8%, increase in aftermarket revenues;

•	a $0.6 million, or 1.6%, increase in automotive, bus and other revenues; and

•	a $12.3 million, or 25.5%, decrease in OEM construction revenues.

The second quarter revenues were adversely impacted by foreign currency exchange translation of $5.5 million, which is reflected in the change in revenue above.

Gross Profit. Gross profit increased $1.3 million, to $29.5 million for the three months ended June 30, 2015 compared to $28.2 million in the three months ended June 30, 2014. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $0.1 million, or 0.2%, resulting from a decrease in raw material and purchased component costs of $1.1 million, a decrease in wages and benefits of $0.1 million, offset by an increase in overhead costs of $1.3 million. As a percentage of revenues, gross profit was 13.6% for the three months ended June 30, 2015 compared to 13.0% for the three months ended June 30, 2014. The increase in gross profit resulted primarily from the increase in sales volume offset by $0.5 million foreign currency exchange translation impacts. Additionally, the second quarter of 2015 results include $0.9 million of net warranty charges and $0.5 million of costs related to the Tigard, Oregon facility closure compared to $0.1 million of costs related to the Tigard closure in the second quarter 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased approximately $1.2 million, or 6.2%, to $17.5 million in the three months ended June 30, 2015 from $18.7 million in the three months ended June 30, 2014. The decline in selling, general and administrative expenses reflects a $0.3 million decline due to foreign currency exchange translation and a continued focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.1 million and $5.2 million in the three months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes. An income tax provision of approximately $3.3 million was recorded for the three months ended June 30, 2015 compared to a tax provision of approximately $1.1 million for the three months ended June 30, 2014. The year over year change in the quarterly tax provision resulted primarily from the mix of income between our U.S. and non-U.S. locations, as well as, an overall increase in consolidated net income. Additional items impacting the tax provision included valuation allowances in certain foreign tax jurisdictions.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $3.2 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase in net income is attributed to the factors noted above.

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

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD / HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for commercial, construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific;

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture markets in Europe.

Global Truck and Bus Segment Results

	Three Months Ended June 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$149,263	99.9%	$133,045	99.9%
Intersegment Revenues	82	0.1	127	0.1

Total Revenues	$149,345	100.0%	$133,172	100.0%

Gross Profit	22,885	15.3	18,938	14.2
Selling, General & Administrative Expenses	7,492	5.0	6,975	5.2
Operating Income	$15,095	10.1%	$11,609	8.7%

External Revenues. GTB Segment revenues increased $16.2 million, or 12.2%, to $149.2 million for the three months ended June 30, 2015 from $133.0 million for the three months ended June 30, 2014. The increase in GTB Segment revenues is primarily a result of:

•	a $10.0 million, or 11.4%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $4.0 million, or 14.8%, increase in aftermarket revenues; and

•	a $2.2 million, or 12.1%, increase in all other market revenues.

GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.8 million which is reflected in the change in revenue above.

Gross Profit. GTB Segment gross profit increased $4.0 million, or 20.8%, to $22.9 million for the three months ended June 30, 2015 from $18.9 million for the three months ended June 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $12.2 million, or 10.7%, as a result of an increase in raw material and purchased component costs of $7.8 million, salaries and benefits of $1.2 million and overhead cost of $3.2 million. As a percentage of revenues, gross profit increased to 15.3% for the three months ended June 30, 2015 from 14.2% for the three months ended June 30, 2014. The increase in gross profit resulted from the increase in sales volume partially offset by $1.0 million net warranty charges and the net quarter over quarter increase in closure costs associated with the closure of our Tigard, Oregon facility of $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses increased $0.5 million, or 7.4%, to $7.4 million for the three months ended June 30, 2015 from $6.9 million for the three months ended June 30, 2014. Not withstanding this increase, we continue to focus on cost discipline.

Global Construction and Agriculture Segment Results

	Three Months Ended June 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$68,354	96.7%	$82,951	97.0%
Intersegment Revenues	2,343	3.3	2,557	3.0

Total Revenues	$70,697	100.0%	$85,508	100.0%

Gross Profit	7,570	10.7	10,124	11.8
Selling, General & Administrative Expenses	4,690	6.6	5,397	6.3
Operating Income	$2,845	4.0%	$4,690	5.5%

External Revenues. GCA Segment revenues decreased $14.6 million, or 17.6%, to $68.4 million for the three months ended June 30, 2015 from $83.0 million for the three months ended June 30, 2014. The decrease in GCA Segment revenues is primarily a result of:

•	a $12.7 million, or 27.7%, decrease in OEM construction revenues resulting from an overall decline in the global construction and agriculture market;

•	a $1.9 million, or 5.3%, decrease in automotive, agriculture and other revenues.

The second quarter 2015 GCA Segment revenues were negatively impacted by a $4.7 million foreign currency exchange translation, which is reflected in the change in revenue above.

Gross Profit. GCA Segment gross profit decreased $2.5 million, or 25.2%, to $7.6 million for the three months ended June 30, 2015 from $10.1 million for the three months ended June 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $12.2 million, or 16.3%, as a result of a decrease in raw material and purchased component costs of $9.0 million, wages and benefits of $1.1 million and overhead costs of $2.1 million. As a percentage of revenues, gross profit decreased to 10.7% for the three months ended June 30, 2015 from 11.8% for the three months ended June 30, 2014. The decrease in gross profit resulted from a $0.7 million unfavorable foreign currency exchange translation and a decrease in sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.7 million or 13.1% to $4.6 million in the three months ended June 30, 2015 from $5.3 million for the three months ended June 30, 2014, reflecting a decline in sales volume.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated Results

Revenues. On a consolidated basis, revenues increased $23.8 million, or 5.8%, to $437.9 million in the six months ended June 30, 2015 from $414.1 million in the six months ended June 30, 2014. The increase in revenues primarily resulted from increased North American MD / HD Truck production volumes. The change in consolidated revenue is primarily a result of:

•	a $24.1 million, or 13.7%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $7.2 million, or 9.8%, increase in aftermarket sales;

•	a $5.4 million, or 7.5%, increase in revenues from specialty, agriculture and other markets; and

•	a $12.9 million, or 14.0%, decrease in OEM construction revenues.

The revenues for the six months ended June 30, 2015 were adversely impacted by foreign currency exchange translation of $10.8 million, which is reflected in the change in revenue above.

Gross Profit. Gross profit increased $6.0 million, to $58.5 million for the six months ended June 30, 2015 compared to $52.5 million in the six months ended June 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $17.7 million, or 4.9% resulting from an increase in raw material and purchased component costs of $11.8 million, wages and benefits of $1.2 million and overhead costs of $4.7 million. As a percentage of revenues, gross profit was 13.4% for the six months ended June 30, 2015 compared to 12.7% for the six months ended June 30, 2014. The increase in gross profit primarily resulted from the increase in sales volume, offset by $1.5 million of net warranty charges, an increase in Tigard, Oregon facility closure costs of $0.7 million and unfavorable foreign currency exchange translation impacts of $1.3 million. Additionally, we incurred a loss of $0.8 million on the sale of our Norwalk, OH facility in the six months ended June 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased approximately $2.1 million, or 5.6%, to $35.1 million in the six months ended June 30, 2015 from $37.2 million in the six months ended June 30, 2014. The decline in selling, general and administrative expenses reflects $0.7 million favorable foreign currency exchange translation and a focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $10.1 million and $10.3 million in the six months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes. An income tax provision of approximately $5.8 million was recorded for the six months ended June 30, 2015 compared to a tax provision of approximately $2.0 million for the six months ended June 30, 2014. The year over year change in the quarterly tax provision resulted primarily from the mix of income between our U.S. and non-U.S. locations, as well as, an overall increase in consolidated net income. Additional items impacting the tax provision included valuation allowances in certain foreign tax jurisdictions.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $6.7 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net income is attributed to the factors noted above.

SEGMENT RESULTS

Global Truck and Bus Segment Results

	Six Months Ended June 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$295,068	99.9%	$254,752	99.9%
Intersegment Revenues	183	0.1	262	0.1

Total Revenues	$295,251	100.0%	$255,014	100.0%

Gross Profit	44,230	15.0	35,100	13.8
Selling, General & Administrative Expenses	14,438	4.9	14,522	5.7
Operating Income	$29,195	9.9%	$19,877	7.8%

External Revenues. GTB Segment revenues increased $40.3 million, or 15.8%, to $295.0 million for the six months ended June 30, 2015 from $254.7 million for the six months ended June 30, 2014. The increase in GTB Segment revenue is primarily a result of:

•	a $25.2 million, or 14.9%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $7.3 million, or 14.3%, increase in aftermarket revenues; and

•	a $7.8 million, or 0.85%, increase in all other market revenues.

GTB Segment revenues for the six months ended June 30, 2015 were adversely impacted by foreign currency exchange translation of $1.4 million, which is reflected in the changes in revenue above.

Gross Profit. GTB Segment gross profit increased $9.1 million, or 26.0%, to $44.2 million for the six months ended June 30, 2015 from $35.1 million for the six months ended June 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $31.1 million, or 14.1%, as a result of an increase in raw material and purchased component costs of $21.7 million, salaries and benefits of $2.7 million and overhead cost of $6.7 million. As a percentage of revenues, gross profit increased to 15.0% for the six months ended June 30, 2015 from 14.2% for the six months ended June 30, 2014. The increase in gross profit resulted from the increase in sales volume as well as non-recurrence of an impairment charge of $0.8 million in the first quarter of 2014 resulting from the sale of our Norwalk, Ohio facility offset by a net warranty charges of $1.8 million and the net period over period increase in closure costs associated with the closure of our Tigard, Oregon facility of $0.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $0.1 million, or 0.6%, to $14.4 million for the six months ended June 30, 2015 from $14.5 million for the six months ended June 30, 2014, reflecting continued focus on cost discipline.

Global Construction and Agriculture Segment Results

	Six Months Ended June 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$142,852	96.0%	$159,315	96.9%
Intersegment Revenues	5,892	4.0	5,097	3.1

Total Revenues	$148,744	100.0%	$164,412	100.0%

Gross Profit	16,261	10.9	19,113	11.6
Selling, General & Administrative Expenses	9,731	6.5	10,747	6.5
Operating Income	$6,459	4.3%	$8,292	5.0%

External Revenues. GCA Segment revenues decreased $16.4 million, or 10.3%, to $142.8 million for the six months ended June 30, 2015 from $159.3 million for the six months ended June 30, 2014. The decrease in GCA Segment revenues were primarily a result of:

•	a $14.6 million, or 16.6%, decrease in OEM construction revenues resulting from an overall decline in the Asian and North American construction market and foreign currency exchange translation impacts; and

•	a $1.8 million, or 1.5%, decrease in revenue from automotive, truck and other markets.

GCA Segment sales for the six months ended June 30, 2015 were adversely impacted by foreign currency exchange translation of $9.5 million, which is reflected in the change in revenue above.

Gross Profit. GCA Segment gross profit decreased $2.9 million, or 14.9%, to $16.2 million for the six months ended June 30, 2015 from $19.1 million for the six months ended June 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $12.8 million, or 8.8%, as a result of a decrease in raw material and purchased component costs of $9.0 million, wages and benefits of $1.3 million and overhead costs of $2.5 million. As a percentage of revenues, gross profit decreased to 10.9% for the six months ended June 30, 2015 compared to 11.6% for the six months ended June 30, 2014. The decrease in gross profit resulted from the decrease in sales volume and unfavorable foreign currency exchange translation of $1.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $1.0 million or 9.5% to $9.7 million in the six months ended June 30, 2015 from $10.7 million for the six months ended June 30, 2014, primarily as a result of foreign currency exchange translation impacts of $0.7 million.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the six months ended June 30, 2015 was cash generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through the remainder of 2015; however, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the period ended June 30, 2015.

For the six months ended June 30, 2015, net cash provided by operations was $27.1 million compared to net cash provided by operations of $3.3 million for the six months ended June 30, 2014. In 2015, we expect to be cash accretive even as we invest in initiatives inherent in CVG 2020. Cash flows from operations net of cash flows from investing activities for the three months and six months ended June 30, 2015 were $7.0 million, and $20.0 million, respectively.

For the six months ended June 30, 2015, we used $6.8 million of net cash for investing activities compared to net cash used for investing activities of $3.9 million for the six months ended June 30, 2014. The cash used for investing activities for the six months ended June 30, 2015 increased $2.9 million in part as a consequence of capital expenditures to support our CVG 2020 plan. In 2015, we expect capital expenditures to be in the range of $19.0 million to $22.0 million, down from the $26.0 million originally planned. The reduction in capital expenditures primarily reflect more efficient acquisition of capital goods, the favorable impact of foreign currency translation, and expected carryover into 2016 of capital expenditures planned for 2015.

For the six months ended June 30, 2015, there were no financing activities. The net cash used for financing activities was approximately $1.6 million for the six months ended June 30, 2014 and reflected proceeds from loans taken against our life insurance policies to fund deferred compensation payments, as well as the deferred payout of $2.6 million in June 2014 relating to the Daltek acquisition that occurred in 2012.

As of June 30, 2015, cash held by foreign subsidiaries was $22.6 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of June 30, 2015, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We had $2.9 million of outstanding letters of credit under various financing arrangements and an additional $37.1 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

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

As of June 30, 2015, $3.3 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements, and did not have borrowings under the revolving credit facility. In addition, as of June 30, 2015, we had outstanding letters of credit of $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of June 30, 2015, the applicable margin was set at Level III.

We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. If required, we would be in compliance with this covenant as of June 30, 2015. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2014 through June 30, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant for the six months ending June 30, 2015.

The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in Note 11 to our consolidated financial statements in this Form 10-Q. The Company was in compliance with these covenants as of June 30, 2015.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2015.

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

Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of June 30, 2015.

On and after April 15, 2015, the Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on April 15 of the years set forth below:

Year	Redemption Price
2015	103.938%
2016	101.969%
2017 and thereafter	100.000%

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of June 30, 2015, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended June 30, 2015 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: August 4, 2015	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2015	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)