Form 10-Q
period 2015-09-30
Commercial Vehicle Group, Inc.
filed 2015-11-04
CIK 1290900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 2, 2015 was 29,996,186 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$110,149	$70,091
Accounts receivable, net of allowances of $3,049 and $2,808, respectively	143,194	139,912
Inventories	79,837	83,776
Deferred income taxes	9,235	9,142
Other current assets	10,171	6,351

Total current assets	352,586	309,272

Property, plant and equipment, net of accumulated depreciation of $131,640 and $123,831, respectively	71,213	73,462
Goodwill	7,839	8,056
Intangible assets, net of accumulated amortization of $6,526 and $5,613, respectively	17,246	18,589
Deferred income taxes	16,970	23,234
Other assets, net	7,956	9,400

Total assets	$473,810	$442,013

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$83,755	$70,826
Accrued liabilities	49,678	36,686

Total current liabilities	133,433	107,512

Long-term debt	250,000	250,000
Pension and other post-retirement benefits	21,026	23,356
Other long-term liabilities	3,728	2,309

Total liabilities	408,187	383,177

Stockholders’ Equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value, 60,000,000 shares authorized; 29,148,504 shares issued and outstanding	296	296
Treasury stock purchased from employees; 779,484 shares	(6,622)	(6,622)
Additional paid-in capital	234,101	231,907
Retained loss	(120,140)	(129,492)
Accumulated other comprehensive loss	(42,012)	(37,288)

Total CVG stockholders’ equity	65,623	58,801
Non-controlling interest	—	35

Total stockholders’ equity	65,623	58,836

Total liabilities and stockholders’ equity	$473,810	$442,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Revenues	$202,729	$213,802	$640,649	$627,869
Cost of Revenues	174,839	185,376	554,178	546,954

Gross Profit	27,890	28,426	86,471	80,915
Selling, General and Administrative Expenses	17,614	18,333	52,739	55,553
Amortization Expense	330	388	999	1,163

Operating Income	9,946	9,705	32,733	24,199
Interest and Other Expense	5,152	5,226	15,305	15,539

Income Before Provision for Income Taxes	4,794	4,479	17,428	8,660
Provision for Income Taxes	2,240	3,316	8,076	5,266

Net Income	2,554	1,163	9,352	3,394
Less: Non-controlling interest in subsidiary’s income	0	1	1	1

Net Income Attributable to CVG Stockholders	$2,554	$1,162	$9,351	$3,393

Earnings per Common Share:
Basic and Diluted	$0.09	$0.04	$0.32	$0.12

Weighted Average Shares Outstanding:
Basic	29,149	28,883	29,149	28,871

Diluted	29,384	29,258	29,309	29,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$2,554	$1,163	$9,352	$3,394

Other comprehensive loss:
Foreign currency exchange translation adjustments	(2,191)	(2,562)	(5,036)	(2,119)
Minimum pension liability, net of tax	126	—	312	—

Other comprehensive loss	(2,065)	(2,562)	(4,724)	(2,119)

Comprehensive income (loss)	$489	$(1,399)	$4,628	$1,275

Less: Comprehensive income attributed to non-controlling interests	—	1	35	1

Comprehensive income (loss) attributable to CVG stockholders	$489	$(1,400)	$4,593	$1,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity	Non-controlling Interest	Total
	Shares	Amount
	(Unaudited)
	(In thousands, except share data)
BALANCE — December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836

Share-based compensation expense	—	—	—	2,194	—	—	2,194	—	2,194
Total comprehensive income (loss)	—	—	—	—	9,352	(4,724)	4,628	(35)	4,593

BALANCE — September 30, 2015	29,148,504	$296	$(6,622)	$234,101	$(120,140)	$(42,012)	$65,623	$—	$65,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$9,352	$3,394
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,296	13,537
Provision for doubtful accounts	2,606	3,888
Noncash amortization of debt financing costs	668	668
Pension plan contribution	(2,258)	(2,131)
Shared-based compensation expense	2,194	2,003
Loss on sale of assets	191	1,042
Deferred income taxes	7,379	4,013
Noncash gain on forward currency exchange contracts	560	89
Change in other operating items:
Accounts receivable	(7,321)	(33,385)
Inventories	2,365	(4,220)
Accounts payable	13,120	12,917
Other operating activities, net	10,244	12,547

Net cash provided by operating activities	52,396	14,362

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(10,261)	(9,552)
Proceeds from disposal/sale of property, plant and equipment	60	565
Premium payments for life insurance	132	—

Net cash used in investing activities	(10,069)	(8,987)

Cash Flows from Financing Activities:
Post-acquistion payments	—	(2,640)
Proceeds from borrowings against life insurance	—	1,041

Net cash used in financing activities	—	(1,599)

Effect of Foreign Currency Exchange Rate Changes on Cash	(2,269)	(400)

Net Increase in Cash	40,058	3,376

Cash:
Beginning of period	70,091	72,695

End of period	$110,149	$76,071

Supplemental Cash Flow Information:
Cash paid for interest	$9,962	$9,948

Cash paid for income taxes, net	$934	$998

Unpaid purchases of property and equipment included in accounts payable	$777	$669

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

SEGMENTS

Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and Chief Executive Officer. The Company has two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

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

Some costs that are for the benefit of the operations are consistently allocated based on a combination of methodologies. Corporate expenses consist of certain overhead and shared costs that are not directly attributable to the operations of a segment. Inter-segment eliminations are also reflected in the corporate component.

2. Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”. ASU 2015-11 applies to inventory measured using first-in, first-out or average cost. Under this amendment, inventory should be measured at lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe this pronouncement will have a material impact on its financial statements and will implement this pronouncement beginning in the period after December 15, 2016.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820)”. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments measured using the net asset value per share practical expedient and related disclosures. This pronouncement is effective for the interim and annual periods beginning after December 15, 2015. The Company does not believe this pronouncement will have a material impact on its financial statements and will implement this pronouncement beginning in the period after December 15, 2015.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The update provides additional guidance about customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. The Company does not believe this pronouncement will have a material impact on its financial statements and will implement the pronouncement beginning in the period after December 15, 2015.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe this pronouncement will have a material impact on the Company’s financial statements and will implement this pronouncement beginning in the period after December 15, 2015.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, but early adoption is permitted. The Company does not believe that this pronouncement will have a material impact on the Company’s financial statements and will implement this pronouncement beginning in the period after December 15, 2016.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The fair values of our derivative assets and liabilities are categorized as follows:

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$56	$—	$56	$—	$232	$—	$232	$—

Derivative liabilities [1]	$955	$—	$955	$—	$562	$—	$562	$—

[1]	Based on observable market transactions of spot and forward rates.

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

The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$250,000	$253,750	$250,000	$257,500

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2.

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of September 30, 2015. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of September 30, 2014, except for an impairment of $0.8 million recognized for our Norwalk facility land and building assets based on the selling price of $0.6 million in the executed sales agreement. The impairment was recorded in cost of sales in the Income Statement. The assets are classified as Level 2.

4. Stockholders’ Equity

Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; out of which, 29,148,504 shares were issued and outstanding as of September 30, 2015 and December 31, 2014.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of September 30, 2015 and December 31, 2014.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended

September 30, 2015 and 2014 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and restrictive stock when dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$2,554	$1,162	$9,351	$3,393

Weighted average number of common shares outstanding	29,149	28,883	29,149	28,871
Dilutive effect of restricted stock grants	235	375	160	237

Diluted shares outstanding	29,384	29,258	29,309	29,108

Basic and Diluted income per share attributable to common stockholders	$0.09	$0.04	$0.32	$0.12

For the three and nine months ended September 30, 2015, diluted earnings per share did not include 35 thousand antidilutive outstanding restricted stock awards. For the three and nine months ended September 30, 2014, diluted earnings per share did not include 141 thousand antidilutive outstanding stock options. All previously granted and unexercised stock options expired in October 2014.

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

The following table summarizes information about restricted stock grants as of September 30, 2015:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
November 2012	494,151	3 equal annual installments commencing on October 20, 2013	$0.1	1
August 2013	100,000	3 equal annual installments commencing on October 20, 2014	$0.3	13
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$0.8	13
January 2014	4,100	3 equal annual installments commencing on October 20, 2014	$—	13
March 2014	18,802	3 equal annual installments commencing on October 20, 2014	$—	13
May 2014	17,500	3 equal annual installments commencing on October 20, 2014	$0.1	13
September 2014	30,000	3 equal annual installments commencing on October 20, 2014	$0.1	13
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$2.3	25
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$0.1	25
May 2015	17,500	3 equal annual installments commencing on October 20, 2015	$0.1	25
July 2015	38,772	3 equal annual installments commencing on October 20, 2015	$0.2	33

As of September 30, 2015, there was approximately $4.0 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant. As of September 30, 2015, 2014 and 2013, we estimated a forfeiture rate of 11.1%, 8.2% and 8.2%, respectively.

The following table summarizes information about the non-vested restricted stock grants for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Nonvested Restricted Stock		Nonvested Restricted Stock
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	915	$6.96	855	$7.59
Granted	83	6.28	70	7.99
Vested	—	—	(23)	7.58
Forfeited	(42)	6.90	(94)	7.76

Nonvested at September 30	956	$6.91	808	$7.36

There were 83 thousand shares of restricted stock granted during the nine months ended September 30, 2015. As of September 30, 2015 and 2014 a total of 1.9 million and 2.2 million shares, respectively, were available for future grants from the shares authorized for award under our 2014 Equity Incentive Plan and Fourth Amended and Restated Equity Incentive Plan, including cumulative forfeitures.

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

Grant Date	Grant Amount	Forefeitures	Payments/ Adjustments	Balance at September 30, 2015	Vesting Schedule	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2012	$1,865	$(1,429)	$(282)	$154	November 2015	$—	0
November 2013	1,351	(561)	—	790	November 2016	263	12
November 2014	2,087	(254)	—	1,833	November 2017	1,222	24

	$5,303	$(2,244)	$(282)	$2,777		$1,485

Compensation expense was recognized totaling $0.2 million and $0.3 million for the three and nine months ended September 30, 2015. Compensation expense was recognized totaling $0.1 million and $0.5 million for the three and nine months ended September 30, 2014. The expense to be recorded in future periods totals $1.5 million for the unvested portion of the awards outstanding at September 30, 2015.

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

8. Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$54,836	$58,359
Work in process	10,224	10,969
Finished goods	14,777	14,448

	$79,837	$83,776

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

Our definite-lived intangible assets were comprised of the following:

	September 30, 2015				December 31, 2014
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,421	$(3,820)	$5,601	23 years	$9,580	$(3,585)	$5,995
Customer relationships	15 years	14,351	(2,706)	11,645	15 years	14,622	(2,028)	12,594

		$23,772	$(6,526)	$17,246		$24,202	$(5,613)	$18,589

The aggregate intangible asset amortization expense was approximately $0.3 million and $0.4 million for the three months ended September 30, 2015 and 2014, and approximately $1.0 million and $1.2 million for the nine months ended September 30, 2015 and 2014.

The estimated intangible asset amortization expense for the fiscal year ending December 31, 2015 and for each of the five succeeding years is $1.3 million.

The changes in the carrying amounts of goodwill are as follows:

	September 30, 2015	December 31, 2014
Balance - Beginning	$8,056	$8,220
Currency translation adjustment	(217)	(164)

Balance - Ending	$7,839	$8,056

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

The following represents a summary of the warranty provision for the nine months ended September 30, 2015:

Balance — December 31, 2014	$4,438
Provisions for new warranties issued	3,566
Changes in provision for preexisting warranties	(170)
Deduction for payments made	(2,009)
Currency translation adjustment	(38)

Balance — September 30, 2015	$5,787

Leases — We lease office and manufacturing space and certain equipment under non-cancelable operating lease agreements that may require us to pay maintenance, insurance, taxes and other expenses in addition to annual rents. As of September 30, 2015, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

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

11. Debt and Credit Facilities

Debt consisted of the following:

	September 30, 2015	December 31, 2014
7.875% senior secured notes due April 15, 2019	$250,000	$250,000

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

The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of September 30, 2015. On and after April 15, 2015, the Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on April 15 of the years set forth below:

Year	Redemption Price
2015	103.938%
2016	101.969%
2017 and thereafter	100.000%

The Company did not redeem any amounts of the 7.875% notes in the quarter ended September 30, 2015. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. See Footnote 19 Subsequent Events for a call by the Company for redemption of $15 million 7.875% notes on October 15, 2015.

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

As of September 30, 2015, we had approximately $3.1 million in deferred fees compared to $3.8 million as of December 31, 2014. The deferred fees relate to the revolving credit facility and our 7.875% notes and were being amortized over the remaining life of the agreements.

As of September 30, 2015 and December 31, 2014, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of September 30, 2015, the applicable margin was set at Level III.

The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2014 through September 30, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2015.

The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of September 30, 2015.

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

As of September 30, 2015, we were in compliance with the customary restrictive covenants and events of default under the Second ARLS Agreement.

12. Income Taxes

We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2009. We currently have no income tax examinations in process.

When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. We had no accrual for unrecognized tax benefits or interest and penalties at September 30, 2015. We accrued $27 thousand of unrecognized tax benefits, including $2 thousand interest and penalties, at December 31, 2014, which were released in the quarter ended September 30, 2015. We are not aware of any events that could occur within the next 12 months that would have an impact on the amount of unrecognized tax benefits that would be required.

At September 30, 2015, due to cumulative losses and other factors, we continue to carry valuation allowances against the deferred assets primarily in the following foreign jurisdictions: United Kingdom, Beijing, China, India, Ukraine and Luxembourg. In the third quarter of 2015 due to our cumulative loss position and other negative evidence, we established a valuation allowance of $1.7 million for our Shanghai, China location, which was partially offset by the release of the valuation allowance of $0.3 million for Belgium and a portion of the valuation allowance, or $0.5 million, for Luxembourg. We have also established valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

13. Segment Reporting

The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income (loss), capital expenditures and other items as of and for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$142,614	$60,115	$—	$202,729
Intersegment Revenues	274	2,397	(2,671)	—

Total Revenues	$142,888	$62,512	$(2,671)	$202,729

Gross Profit	$23,780	$5,968	$(1,858)	$27,890
Depreciation and Amortization Expense	$2,242	$1,430	$751	$4,423
Selling, General & Administrative Expenses	$7,091	$5,094	$5,429	$17,614
Operating Income (Loss)	$16,394	$839	$(7,287)	$9,946

Other Items:
Capital Expenditures	$1,979	$662	$732	$3,373
Other Items [1]	$344	$—	$—	$344

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.3 million in the GTB Segment.

	For the three months ended September 30, 2014
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$138,906	$74,896	$—	$213,802
Intersegment Revenues	55	3,116	(3,171)	—

Total Revenues	$138,961	$78,012	$(3,171)	$213,802

Gross Profit	$22,647	$6,502	$(723)	$28,426
Depreciation and Amortization Expense	$2,185	$1,541	$836	$4,562
Selling, General & Administrative Expenses	$7,174	$5,588	$5,571	$18,333
Operating Income (Loss)	$15,121	$878	$(6,294)	$9,705

Other Items:
Capital Expenditures	$2,831	$1,450	$127	$4,408
Other Items [1]	$104	$—	$—	$104

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.1 million in the GTB Segment.

	For the nine months ended September 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$437,682	$202,967	$—	$640,649
Intersegment Revenues	457	8,288	(8,745)	—

Total Revenues	$438,139	$211,255	$(8,745)	$640,649

Gross Profit	$68,010	$22,229	$(3,768)	$86,471
Depreciation and Amortization Expense	$6,680	$4,435	$2,181	$13,296
Selling, General & Administrative Expenses	$21,528	$14,825	$16,386	$52,739
Operating Income (Loss)	$45,589	$7,298	$(20,154)	$32,733
Other Items:
Capital Expenditures	$5,119	$3,036	$2,883	$11,038
Other Items [1]	$1,486	$—	$—	$1,486

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $1.5 million in the GTB Segment.

	For the nine months ended September 30, 2014
	Global Truck & Bus	Global Construction & Agriculture	Corporate / Other	Total
Revenues
External Revenues	$393,658	$234,211	$—	$627,869
Intersegment Revenues	317	8,213	(8,530)	—

Total Revenues	$393,975	$242,424	$(8,530)	$627,869

Gross Profit	$57,747	$25,615	$(2,447)	$80,915
Depreciation and Amortization Expense	$6,642	$4,376	$2,519	$13,537
Selling, General & Administrative Expenses	$21,697	$16,335	$17,521	$55,553
Operating Income (Loss)	$34,998	$9,170	$(19,969)	$24,199
Other Items:
Capital Expenditures	$5,294	$4,290	$637	$10,221
Other Items [1]	$1,373	$—	$—	$1,373

[1]	Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.5 million in the GTB Segment. The GTB Segment includes a loss on the sale of a manufacturing facility of $0.8 million in Norwalk, Ohio.

14. Foreign Currency Forward Exchange Contracts

We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of September 30, 2015, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2015		December 31, 2014
	U.S. Dollar Equivalent	Fair Value	U.S. Dollar Equivalent	Fair Value
Commitments to buy currencies:	$8,867	$8,115	$11,874	$11,312

Commitments to sell currencies:	$5,511	$5,659	$12,332	$12,099

We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$56	Other current assets	$232

	Liability Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$955	Accrued liabilities	$562

The following table summarizes the effect of derivative instruments on the consolidated statements of operations for derivatives not designated as hedging instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives		Amount of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$(602)	$(213)	$(560)	$(89)

15. Other Comprehensive Income (Loss)

The after-tax changes in accumulated other comprehensive loss is as follows:

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)

Net current period change	(5,036)	—	(5,036)
Reclassification adjustments for losses reclassified into income	—	312	312

Ending balance, September 30, 2015	$(21,543)	$(20,469)	$(42,012)

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2013	$(11,907)	$(14,401)	$(26,308)

Net current period change	(2,119)	—	(2,119)

Ending balance, September 30, 2014	$(14,026)	$(14,401)	$(28,427)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	159	(33)	126	411	(99)	312
Cumulative translation adjustment	(2,191)	—	(2,191)	(5,036)	—	(5,036)

Total other comprehensive income (loss)	$(2,032)	$(33)	$(2,065)	$(4,625)	$(99)	$(4,724)

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	(2,562)	—	(2,562)	(2,119)	—	(2,119)

Total other comprehensive income (loss)	$(2,562)	$—	$(2,562)	$(2,119)	$—	$(2,119)

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

The components of net periodic benefit cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$29	$24	$—	$—	$—	$—
Interest cost	463	472	372	471	4	(33)
Expected return on plan assets	(668)	(592)	(403)	(443)	—	—
Amortization of prior service cost	—	—	—	—	2	—
Recognized actuarial loss (gain)	117	—	69	—	(30)	—

Net periodic benefit cost	$(59)	$(96)	$38	$28	$(24)	$(33)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$86	$72	$—	$—	$—	$—
Interest cost	1,390	1,416	1,116	1,419	13	(99)
Expected return on plan assets	(2,005)	(1,776)	(1,209)	(1,318)	—	—
Amortization of prior service cost	—	—	—	—	5	—
Recognized actuarial loss (gain)	351	—	209	—	(90)	—

Net periodic benefit cost	$(178)	$(288)	$116	$101	$(72)	$(99)

We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2015. As of September 30, 2015, $2.2 million of contributions have been made to our pension plans.

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

18. Risks and Uncertainties

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Impairment testing involves a comparison of the sum of the undiscounted future cash flows of the asset or asset group to its respective carrying amount. If the sum of the undiscounted future cash flows exceed the carrying amount, then no impairment exists. If the carrying amount exceeds the sum of the undiscounted future cash flows, then a second step is performed to determine the amount of impairment, which would be recorded as an impairment charge in our consolidated statements of income.

As a result of restructuring announcements made by certain of our customers and a continuing decline in the construction and agriculture markets, more specifically in Asia Pacific and Europe, and continuing operating losses in China and the United Kingdom, management determined that the long-lived asset groups related to its China and United Kingdom facilities in the GCA Segment may be impaired. However, the Company’s estimates of the undiscounted future cash flows for each of these asset groups indicates that the facilities should have sufficient cash flows to recover the current carrying amounts of the long-lived assets of $6.3 million. The estimate of undiscounted cash flows may change in future periods resulting in impairment to fair value of these long-lived asset groups.

19. Subsequent Events

On October 15, 2015, we elected to call for the redemption of $15.0 million of the $250.0 million outstanding 7.875% notes. The redemption price for the 7.875% notes is equal to 103.938% of the principal amount of the 7.875% notes. Upon the partial redemption by the Company of the 7.875% notes, which will occur on November 14, 2015, $235 million of the 7.875% notes will remain outstanding.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated financial statements for the three months ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”).

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

Business Overview

Demand for our MD / HD Truck products is generally dependent on the number of new commercial vehicles manufactured in North America, which is heavily influenced by the financial health and business outlook of the fleet owners that purchase trucks from the OEMs. This is generally a function of economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 21% in 2014. According to a September 2015 report by ACT Research, a publisher of industry market research, North American Class 8 production levels were at 297,000 for 2014 and are expected to peak at 331,000 in 2015, decline to 251,000 in 2017 and increase to 329,000 in 2020. We estimate that 2015 North American Class 8 truck production levels will be in the range of 320,000 – 330,000 units and 2016 North American Class 8 truck production to remain above the generally accepted annual replacement level. We believe the demand for new Class 8 vehicles will be driven by several factors, including freight volumes and the replacement of aging vehicles. ACT forecasts that the total U.S. freight composite index, which measures estimated total freight hauled in a year by sector, will increase 22.0% from 2014 to 2019. ACT estimates that the average age of active U.S. Class 8 trucks was 10.6 years in 2014, which is consistent with the average age in 2013. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced. Separately, build rates for medium duty truck and bus markets have been favorable. FTR, a market forecasting service, is forecasting 2015 medium duty truck and bus production volume at 194,000 units, an 8% increase compared to 2014; and 2016 production volume of 200,000 units.

In the first nine months ended September 30, 2015, approximately 46% of our revenue was generated from sales to North American MD / HD Truck OEMs, 17% to global construction OEMs and 2% to global agriculture OEMs. Our remaining revenue was primarily derived from sales to OE service organizations and the automotive, bus, military and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to MD / HD Trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific mirror styling. Certain of our products are only utilized in the North American MD / HD Truck market, such as our storage systems, sleeper boxes, sleeper bunks and privacy curtains. As such, changes in demand for MD / HD Trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction and agriculture products is dependent on the overall vehicle demand for new commercial vehicles in the global construction and agriculture equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium and heavy construction equipment markets (weighing over 12 metric tons). Demand in the medium and heavy construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. OEM demand for our products is directly correlated with new vehicle production. We expect equipment production to remain soft for the remainder of 2015 and into 2016 in the global construction and agriculture markets we serve. Management continues to monitor the impact of the global construction and agriculture markets on its GCA Segment as it relates to the recoverability of long-lived assets. See Footnote 18 Risks and Uncertainties for impairment testing of long-lived assets in the GCA Segment.

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

We periodically evaluate our long-term strategic plan in response to significant changes in our business environment and other factors.

Subsequent Events

On October 15, 2015, the Company elected to call for the redemption of $15 million of the $250 million outstanding 7.875% notes due 2019. The redemption price for the 7.875% notes is equal to 103.938% of the principal amount of the 7.875% notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on November 14, 2015. Upon the partial redemption by the Company of the 7.875% notes, $235 million will remain outstanding. This action was made possible in large part as a consequence of $40 million of cash build for the nine months ended September 30, 2015. This redemption and therefore de-leveraging of our balance sheet is consistent with our capital allocation strategy and will reduce annual interest expense by $1.2 million.

Consolidated Results of Operations

The table below sets forth certain operating data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2015		2014		2015		2014
Revenues	$202,729	100.0%	$213,802	100.0%	$640,649	100.0%	$627,869	100.0%
Cost of revenues	174,839	86.2	185,376	86.7	554,178	86.5	546,953	87.1

Gross profit	27,890	13.8	28,426	13.3	86,471	13.5	80,916	12.9
Selling, general and administrative expenses	17,614	8.7	18,333	8.6	52,739	8.2	55,553	8.8
Amortization expense	330	0.2	388	0.2	999	0.2	1,162	0.2

Operating income	9,946	4.9	9,705	4.5	32,733	5.1	24,201	3.9
Interest and Other expense	5,152	2.5	5,226	2.4	15,305	2.4	15,539	2.5

Income before provision for income taxes	4,794	2.4	4,479	2.1	17,428	2.7	8,662	1.4
Provision for income taxes	2,240	1.1	3,316	1.6	8,076	1.3	5,266	0.8

Net income	2,554	1.3	1,163	0.5	9,352	1.4	3,396	0.6
Less: Non-controlling interest in subsidiary’s income	—	—	1	0.0	1	0.0	1	(0.0)

Net income attributable to CVG stockholders	$2,554	1.3%	$1,162	0.5%	$9,351	1.4%	$3,395	0.6%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated Results

Revenues. On a consolidated basis, revenues decreased $11.1 million, or 5.2%, to $202.7 million in the three months ended September 30, 2015 from $213.8 million in the three months ended September 30, 2014. The decrease in revenues primarily resulted from decreased construction production volumes. The change in consolidated revenue is primarily a result of:

•	a $0.1 million, or 0.1%, increase in OEM North American MD / HD Truck revenues;

•	a $0.7 million, or 1.7%, increase in aftermarket revenues;

•	a $9.9 million, or 23.9%, decrease in construction revenues; and

•	a $2.0 million, or 5.1%, decrease in automotive, bus and other revenues.

The third quarter revenues were adversely impacted by foreign currency exchange translation of $4.5 million, which is reflected in the change in revenue above.

Gross Profit. Gross profit decreased $0.5 million, to $27.9 million for the three months ended September 30, 2015 compared to $28.4 million in the three months ended September 30, 2014. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $10.6 million, or 5.7%, resulting from a decrease in raw material and purchased component costs of $7.1 million, a decrease in wages and benefits of $0.8 million, and a decrease in overhead costs of $2.7 million. The decrease in gross profit resulted primarily from the decrease in sales volume as well as $0.6 million adverse foreign currency exchange translation impact. Additionally, the third quarter of 2015 results included $0.3 million in charges compared to $0.1 million in the prior year period in 2014 relating to the Tigard, Oregon facility closure. As a percentage of revenues, gross profit was 13.8% for the three months ended September 30, 2015 compared to 13.3% for the three months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $0.7 million, or 3.9%, to $17.6 million in the three months ended September 30, 2015 from $18.3 million in the three months ended September 30, 2014. The decline in selling, general and administrative expenses reflects $0.3 million favorable foreign currency exchange translation and a focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $5.2 million and $5.3 million in the three months ended September 30, 2015 and 2014, respectively.

Provision for Income Taxes. An income tax provision of approximately $2.2 million was recorded for the three months ended September 30, 2015 compared to a tax provision of approximately $3.3 million for the three months ended September 30, 2014. The period over period change in the tax provision resulted primarily from the mix of income between our U.S. and non-U.S. locations, as well as increased consolidated net income. Additional items impacting the 2015 tax provision included a $0.9 million favorable adjustment to certain U.S. permanent tax items offset by a net increase of $0.9 million in valuation allowances in certain foreign tax jurisdictions. The net increase in valuation allowances of $0.9 million included establishing a $1.7 million valuation allowance in China offset by the release of $0.8 million of valuation allowances in Belgium and Luxembourg.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $2.6 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. The increase in net income is attributed to the factors noted above.

SEGMENT RESULTS

The Company has two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD / HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD / HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for commercial, construction, agricultural, industrial, automotive and mining industries in North America, Europe and Asia Pacific;

•	Aftermarket seats and components in Europe and Asia Pacific;

•	Office seating in Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia Pacific and Europe; and

•	Wiper systems to the construction and agriculture markets in Europe.

Global Truck and Bus Segment Results

	Three Months Ended September 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$142,614	99.8%	$138,906	100.0%
Intersegment Revenues	274	0.2	55	0.0

Total Revenues	$142,888	100.0%	$138,961	100.0%

Gross Profit	23,780	16.6	22,647	16.3
Selling, General & Administrative Expenses	7,091	5.0	7,174	5.2
Operating Income	$16,394	11.5%	$15,121	10.9%

Revenues. GTB Segment revenues increased $3.9 million, or 2.8%, to $142.9 million for the three months ended September 30, 2015 from $139.0 million for the three months ended September 30, 2014. The increase in GTB Segment revenues is primarily a result of:

•	a $0.7 million, or 0.8%, increase in OEM North American MD / HD Truck revenues;

•	a $2.0 million, or 7.0%, increase primarily in aftermarket revenues;

•	a $1.0 million, or 5.3%, increase in all other revenues; and

•	a $0.2 million, or 400%, increase in intersegment revenues.

GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.6 million which is reflected in the change in revenue above.

Gross Profit. GTB Segment gross profit increased $1.2 million, or 5.0%, to $23.8 million for the three months ended September 30, 2015 from $22.6 million for the three months ended September 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $2.7 million, or 2.4%, as a result of an increase in raw material and purchased component costs of $1.4 million, salaries and benefits of $0.2 million and overhead cost of $1.1 million. The increase in gross profit resulted from the increase in sales volume offset by $0.2 million of adverse foreign currency exchange translation impact. Additionally, the third quarter of 2015 results included $0.3 million in charges compared to $0.1 million in the prior year period in 2014 related to the Tigard, Oregon facility closure. As a percentage of revenues, gross profit increased to 16.6% for the three months ended September 30, 2015 from 16.3% for the three months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $0.1 million, or 1.2%, to $7.1 million for the three months ended September 30, 2015 from $7.2 million for the three months ended September 30, 2014 reflecting a focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Global Construction and Agriculture Segment Results

	Three Months Ended September 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$60,115	96.2%	$74,896	96.0%
Intersegment Revenues	2,397	3.8	3,116	4.0

Total Revenues	$62,512	100.0%	$78,012	100.0%

Gross Profit	5,968	9.5	6,502	8.3
Selling, General & Administrative Expenses	5,094	8.1	5,588	7.2
Operating Income	$839	1.3%	$878	1.1%

Revenues. GCA Segment revenues decreased $15.5 million, or 19.9%, to $62.5 million for the three months ended September 30, 2015 from $78.0 million for the three months ended September 30, 2014. The decrease in GCA Segment revenues is primarily a result of:

•	a $9.9 million, or 25.6%, decrease in OEM construction revenues resulting from an overall decline in the global construction and agriculture market;

•	a $4.9 million, or 13.5%, decrease in automotive, agriculture and other revenues; and

•	a $0.7 million, or 23.1%, decrease in intersegment revenues.

The third quarter 2015 GCA Segment revenues were negatively impacted by a $3.9 million foreign currency exchange translation, which is reflected in the change in revenue above.

Gross Profit. GCA Segment gross profit decreased $0.5 million, or 7.7%, to $6.0 million for the three months ended September 30, 2015 from $6.5 million for the three months ended September 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $15.0 million, or 20.9%, as a result of a decrease in raw material and purchased component costs of $10.1 million, wages and benefits of $1.1 million and overhead costs of $3.8 million. The gross profit was adversely impacted by $0.4 million foreign currency exchange translation impact. As a percentage of revenues, gross profit increased to 9.5% for the three months ended September 30, 2015 from 8.3% for the three months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.5 million or 8.9% to $5.1 million in the three months ended September 30, 2015 from $5.6 million for the three months ended September 30, 2014. The decline in selling, general and administrative expenses reflects $0.3 million favorable foreign currency exchange translation and a focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated Results

Revenues. On a consolidated basis, revenues increased $12.7 million, or 2.0%, to $640.6 million in the nine months ended September 30, 2015 from $627.9 million in the nine months ended September 30, 2014. The increase in revenues primarily resulted from increased North American MD / HD Truck production volumes. The change in consolidated revenue is primarily a result of:

•	a $24.8 million, or 9.2%, increase primarily in OEM North American MD / HD Truck revenues;

•	a $7.3 million, or 6.4%, increase in aftermarket sales;

•	a $3.3 million, or 3.1%, increase in revenues from specialty, agriculture and other markets; and

•	a $22.7 million, or 17.0%, decrease in OEM construction revenues.

The revenues for the nine months ended September 30, 2015 were adversely impacted by foreign currency exchange translation of $15.1 million, which is reflected in the change in revenue above.

Gross Profit. Gross profit increased $5.6 million, to $86.5 million for the nine months ended September 30, 2015 compared to $80.9 million in the nine months ended September 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $7.2 million, or 1.3% resulting from an increase in raw material and purchased component costs of $4.7 million, wages and benefits of $0.4 million and overhead costs of $2.1 million. The increase in gross profit primarily resulted from the increase in sales volume, offset by $1.0 million of net warranty charges, an increase in Tigard, Oregon facility closure costs of $0.1 million and unfavorable foreign currency exchange translation impacts of $2.0 million. Additionally, we incurred a loss of $0.8 million on the sale of our Norwalk, Ohio facility in the nine months ended September 30, 2014. As a percentage of revenues, gross profit was 13.5% for the nine months ended September 30, 2015 compared to 12.9% for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $2.9 million, or 5.2%, to $52.7 million in the nine months ended September 30, 2015 from $55.6 million in the nine months ended September 30, 2014. The decline in selling, general and administrative expenses reflects $1.0 million favorable foreign currency exchange translation and a focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Interest and Other Expense. Interest, associated with our long-term debt, and other expense was $15.3 million and $15.5 million in the nine months ended September 30, 2015 and 2014, respectively.

Provision for Income Taxes. An income tax provision of $8.1 million was recorded for the nine months ended September 30, 2015 compared to a tax provision of $5.3 million for the nine months ended September 30, 2014. The period over period change in the tax provision resulted primarily from the mix of income between our U.S. and non-U.S. locations, as well as, an overall increase in consolidated net income. Additional items impacting the 2015 tax provision included a $0.9 million favorable adjustment to certain U.S. permanent tax items offset by a net increase of $0.9 million in valuation allowances in certain foreign tax jurisdictions. The net increase in valuation allowances of $0.9 million included establishing a $1.7 million valuation allowance in China offset by the release of $0.8 million of valuation allowances in Belgium and Luxembourg.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $9.4 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net income is attributed to the factors noted above.

SEGMENT RESULTS

Global Truck and Bus Segment Results

	Nine Months Ended September 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$437,682	99.9%	$393,658	99.9%
Intersegment Revenues	457	0.1	317	0.1

Total Revenues	$438,139	100.0%	$393,975	100.0%

Gross Profit	68,010	15.5	57,747	14.7

Selling, General & Administrative Expenses	21,528	4.9	21,697	5.5

Operating Income	$45,589	10.4%	$34,998	8.9%

Revenues. GTB Segment revenues increased $44.1 million, or 11.2%, to $438.1 million for the nine months ended September 30, 2015 from $394.0 million for the nine months ended September 30, 2014. The increase in GTB Segment revenue is primarily a result of:

•	a $26.1 million, or 10.1%, increase in OEM North American MD / HD Truck revenues;

•	a $9.1 million, or 11.3%, increase in aftermarket revenues;

•	a $8.8 million, or 16.1%, increase in all other market revenues; and

•	a $0.1 million, or 44.2%, increase in intersegment revenues.

GTB Segment revenues for the nine months ended September 30, 2015 were adversely impacted by foreign currency exchange translation of $2.0 million, which is reflected in the changes in revenue above.

Gross Profit. GTB Segment gross profit increased $10.3 million, or 17.8%, to $68.0 million for the nine months ended September 30, 2015 from $57.7 million for the nine months ended September 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $33.9 million, or 10.1%, as a result of an increase in raw material and purchased component costs of $22.9 million, salaries and benefits of $2.9 million and overhead cost of $8.1 million. The increase in gross profit resulted from the increase in sales volume, offset by unfavorable foreign currency exchange translation impacts of $0.3 million, net warranty charges of $1.5 million and the net period over period increase in closure costs associated with the closure of our Tigard, Oregon facility of $0.1 million. Additionally, we incurred a loss of $0.8 million on the sale of our Norwalk, Ohio facility in the nine months ended September 30, 2014. As a percentage of revenues, gross profit increased to 15.5% for the nine months ended September 30, 2015 from 14.7% for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $0.2 million, or 0.8%, to $21.5 million for the nine months ended September 30, 2015 from $21.7 million for the nine months ended September 30, 2014, reflecting continued focus on cost discipline while selectively investing in value accretive activities that support CVG 2020.

Global Construction and Agriculture Segment Results

	Nine Months Ended September 30,
	2015		2014
	(amounts in thousands)
Revenues
External Revenues	$202,967	96.1%	$234,211	96.6%
Intersegment Revenues	8,288	3.9	8,213	3.4

Total Revenues	$211,255	100.0%	$242,424	100.0%

Gross Profit	22,229	10.5	25,615	10.6

Selling, General & Administrative Expenses	14,825	7.0	16,335	6.7

Operating Income	$7,298	3.5%	$9,170	3.8%

Revenues. GCA Segment revenues decreased $31.1 million, or 12.8%, to $211.3 million for the nine months ended September 30, 2015 from $242.4 million for the nine months ended September 30, 2014. The decrease in GCA Segment revenues were primarily a result of:

•	a $24.5 million, or 19.3%, decrease in OEM construction revenues resulting from an overall decline in the Asian and North American construction market;

•	a $6.7 million, or 6.3%, decrease in revenue from automotive, truck and other markets; and

•	a $0.1 million, or 0.9%, increase in intersegment revenues.

GCA Segment sales for the nine months ended September 30, 2015 were adversely impacted by foreign currency exchange translation of $13.1 million, which is reflected in the change in revenue above.

Gross Profit. GCA Segment gross profit decreased $3.4 million, or 13.2%, to $22.2 million for the nine months ended September 30, 2015 from $25.6 million for the nine months ended September 30, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $27.8 million, or 12.8%, as a result of a decrease in raw material and purchased component costs of $19.1 million, wages and benefits of $2.4 million and overhead costs of $6.3 million. The decrease in gross profit resulted from the decrease in sales volume and unfavorable foreign currency exchange translation of $1.7 million. As a percentage of revenues, gross profit was 10.5% for the nine months ended September 30, 2015 compared to 10.6% for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $1.5 million, or 9.2%, to $14.8 million in the nine months ended September 30, 2015 from $16.3 million for the nine months ended September 30, 2014. The decline in selling, general, and administrative expenses reflects $1.0 million favorable foreign currency exchange translation and a focus on cost discipline while selective investing in value accretive activities that support CVG 2020.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the nine months ended September 30, 2015 was cash generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and servicing of our debt through the remainder of 2015; however, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the period ended September 30, 2015.

For the nine months ended September 30, 2015, net cash provided by operations was $52.4 million compared to net cash provided by operations of $14.4 million for the nine months ended September 30, 2014. In 2015, we expect to be cash accretive even as we invest in initiatives inherent in CVG 2020. Cash flows from operations net of cash flows from investing activities for the three months and nine months ended September 30, 2015 were $28.6 million, and $42.3 million, respectively.

For the nine months ended September 30, 2015, we used $10.1 million of net cash for investing activities compared to net cash used for investing activities of $9.0 million for the nine months ended September 30, 2014. The cash used for investing activities for the nine months ended September 30, 2015 increased $1.1 million in part as a consequence of capital expenditures to support our CVG 2020 plan. In 2015, we expect capital expenditures to be in the range of $16 million to $20.0 million, down from $19 million to $22 million disclosed in the Form 10-Q for the period ended June 30, 2015. The reduction in capital expenditures primarily reflect more efficient acquisition of capital goods, the favorable impact of foreign currency translation, and expected carryover into 2016 of capital expenditures planned for 2015.

For the nine months ended September 30, 2015, there were no financing activities. The net cash used for financing activities was approximately $1.6 million for the nine months ended September 30, 2014 and reflected proceeds from loans taken against our life insurance policies to fund deferred compensation payments, as well as the deferred payout of $2.6 million in June 2014 relating to the Daltek acquisition that occurred in 2012.

As of September 30, 2015, cash held by foreign subsidiaries was $24.5 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.

Debt and Credit Facilities

As of September 30, 2015, our outstanding indebtedness consisted of an aggregate of $250.0 million of 7.875% notes due 2019 (the “7.875% notes”). We had $2.9 million of outstanding letters of credit under various financing arrangements and an additional $37.1 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.

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

As of September 30, 2015, $3.1 million in deferred fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements. In addition, as of September 30, 2015, we had outstanding letters of credit of $2.9 million and borrowing availability of $37.1 million under the revolving credit facility.

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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of September 30, 2015, the applicable margin was set at Level III.

We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.

Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2014 through September 30, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant for the nine months ending September 30, 2015.

The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in Note 11 to our consolidated financial statements in this Form 10-Q. The Company was in compliance with these covenants as of September 30, 2015.

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

The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2015.

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

Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of September 30, 2015.

On and after April 15, 2015, the Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on April 15 of the years set forth below:

Year	Redemption Price
2015	103.938%
2016	101.969%
2017 and thereafter	100.000%

As of September 30, 2015, we had not redeemed any amounts of the 7.875% notes since inception. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

On October 15, 2015, the Company elected to call for the redemption of $15 million of its $250 million outstanding 7.875% notes. The redemption price for the 7.875% notes is equal to 103.938% of the principal amount of the 7.875% notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on November 14, 2015. Upon the partial redemption by the Company of the 7.875% notes, $235 million of the 7.875% notes will remain outstanding.

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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty and medium-duty truck or construction market; (v) our failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our 2014 Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of September 30, 2015, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any equity securities during the three months ended September 30, 2015 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: November 4, 2015	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)