Form 10-K
period 2015-12-31
Commercial Vehicle Group, Inc.
filed 2016-03-11
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015, was $210,138,586.
As of March 10, 2016, 30,587,644 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 17, 2016 (the “2016 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company,” “Commercial Vehicle Group,” “CVG,” “we,” “us,” and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 — Business” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should,” and similar expressions are intended to identify forward-looking statements. The important factors discussed in “Item 1A — Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, construction or medium-duty agriculture market; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position and (ix) our ability to comply with the financial covenants in our revolving credit facility. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
The Company has manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications in commercial and other vehicles.
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
Our Long-term Strategy
Our long-term strategic plan is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our long-term goals. The overarching goal is to deliver top quartile total shareholder return. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are Seats, Trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period toward the Asia-Pacific region. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategic plan in response to significant changes in our business environment and other factors.
Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.
Strategic Footprint
We continuously review our manufacturing footprint to ensure we efficiently utilize our resources. In November 2015, management announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 to $12 million annually when fully implemented as of the end of 2017. Pre-tax costs associated with these actions, including associated capital investment, were $0.8 million in 2015 and are expected to be $6 to $8 million in 2016 and $4 to $6 million in 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities.
SEGMENTS
Our operations are comprised of two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). This is consistent with how the Chief Operating Decision Maker ("CODM"), the Company's President and Chief Executive Officer, manages the business. Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD/HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.

The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail, and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components in North America.
The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia-Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture market in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
See Note 9 of the Notes to Consolidated Finance Statements under Item 8 Financial Statements and Supplementary Data for financial information presented by segment for each of the three years ended December 31, 2015, 2014 and 2013, including information on sales and assets by geographic area.
GLOBAL TRUCK AND BUS SEGMENT OVERVIEW
Global Truck and Bus Segment Products
Set forth below is a brief description of our products manufactured in the GTB Segment and their applications:
Seats and Seating Systems.   We design, engineer and produce Seats for MD/HD Truck, and bus applications. For the most part, our Seats are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include mechanical and air suspension seats, static seats, bus seats and military seats. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and enhanced safety features. Our Seats are designed to achieve a high level of operator comfort by adding a wide range of manual and power features such as lumbar support, cushion and back bolsters, and leg and thigh support. Our Seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points. We also manufacture seats, and parts and components for the aftermarket.
Trim Systems and Components.   We design, engineer and produce Trim for MD/HD Truck, and recreational and specialty vehicle applications. Our Trim products are used mostly for interior cabs of commercial vehicles as well as exterior components for commercial recreational and specialty vehicles. Our Trim products are designed to provide a comfortable and durable interior along with a variety of functional and safety features for the vehicle occupant. The wide variety of features that can be selected makes Trim a complex and highly specialized product category. Set forth below is a brief description of our principal products in the Trim category:
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
Mirrors.   We offer a range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. We have introduced both road and outside temperature devices that can be mounted on the cab integrated into the mirror face and the vehicle’s dashboard through our RoadWatch™ family of products.
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

•
Seats and Seating Systems.   The principal raw materials used in our Seats include steel, resin-based products and foam products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also purchased from multiple suppliers.

•
Trim Systems and Components.   The principal raw materials used in our Trim are resin and chemical products, foam, vinyl and fabric which are formed and assembled into end products. These raw materials are generally readily available from multiple suppliers.

•
Cab Structures, Sleeper Boxes, Body Panels and Structural Components.   The principal raw materials used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum, the majority of which we purchase in sheets or coils. These raw materials are generally readily available and obtained from multiple suppliers.

•
Mirrors, Wipers and Controls.   The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel, aluminum and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems and mirrors.

Global Truck and Bus Segment Customers and Marketing
The following is a summary of the GTB Segment’s significant revenues (figures are shown as a percentage of total GTB Segment revenue) by end market for each of the three years ended December 31:

	2015	2014	2013
Medium-and Heavy-duty Truck OEMs	70%	71%	70%
Aftermarket and OE Service	15	14	16
Bus OEMs	6	6	6
Construction OEMs	2	2	2
Other	7	7	6
Total	100%	100%	100%

In 2015, the classification of some sales by end market was changed for certain customers. These classification changes were applied to prior periods in the table above to conform to 2015 presentation.
We believe we are a successful long-term supplier because of our comprehensive product offerings, leading brand names and product innovation. Our principal customers include A.B. Volvo, Daimler Trucks, PACCAR and Navistar, which consist of a combined total of 79%, 80% and 79% of GTB Segment revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 4%, 5% and 5% of the GTB Segment’s revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Global Truck and Bus Industry
Commercial Vehicle Supply Market Overview.     Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, industrial, municipal, off-road recreation and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) aftermarket sales, in which products are sold as replacements in varying quantities to a wide range of original equipment service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers — “Tier 1” suppliers that provide products directly to OEMs, and “Tier 2” and “Tier 3” suppliers that sell products principally to other suppliers for integration into those suppliers’ own product offerings. We are generally a Tier I supplier.
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
North American Commercial Truck Market.    Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Classes 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows production levels of commercial vehicles used for local and long-haul commercial trucking from 2011 through 2015 in North America:

	2011	2012	2013	2014	2015
	(Thousands of units)
Class 8 heavy trucks	255	279	246	297	323
Class 5-7 light and medium-duty trucks	167	189	201	226	237
Source: ACT N.A. (January 2016).

The following describes the major markets within the commercial vehicle market in which the GTB Segment competes:
Class 8 Truck Market.     The global Class 8 ("Class 8" or "heavy-duty") truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 99% of North American Class 8 truck production in 2015. The percentages of Class 8 production represented by Daimler, PACCAR, A.B. Volvo, and Navistar were approximately 40%, 27%, 20%, and 12%, respectively, in 2015. We supply products to all of these OEMs.
New Class 8 truck commercial vehicle demand has historically been cyclical and is particularly sensitive to economic factors that generate a significant portion of the freight tonnage hauled by commercial vehicles.
The following table illustrates North American Class 8 truck build for the years 2013 to 2020:

“E” — Estimated
Source: ACT (January 2016).
Class 5-7 Truck Market. North American Class 5-7 ("Class 5-7" or "medium-duty") includes recreational vehicles, buses and medium-duty trucks. We primarily participate in the Class 6 and 7 medium-duty truck market. The medium-duty market is influenced by overall economic conditions but has historically been less cyclical than the North American Class 8 market, with highs and lows generally not as pronounced as the Class 8 market. As the North American truck fleet companies move to a distribution center model, requiring less long-haul freight vehicles, the demand for medium-duty trucks may increase.
The following table illustrates the North American Class 5-7 truck build for the years 2013 through 2020:
“E” — Estimated
Source: ACT (January 2016).

We believe the following factors are currently driving the North American Class 8 truck market:
Economic Conditions.     The North American truck industry is directly influenced by overall economic conditions and consumer spending. Since heavy-duty truck OEMs supply the fleet operators, their production levels generally reflect the demand for freight and the fleet operators' access to capital.
Truck Replacement Cycle and Fleet Aging.    The average age of the U.S. Class 8 truck population is approximately 10.6 years in 2015. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. As truck fleets age, maintenance costs typically increase. Freight companies evaluate the economics between repair and replacement as well as the potential to utilize more cost-effective technology in vehicles. The chart below illustrates the approximate average age of the U.S. Class 8 truck population:
“E” — Estimated
Source: ACT (January 2016).
Commercial Truck Aftermarket.     The GTB Segment sells aftermarket products primarily in North America. Demand for aftermarket products is driven by the quality of OEM parts, the number of vehicles in operation, the average age of the vehicle fleet, the content and value per vehicle, vehicle usage and the average useful life of vehicle parts. Aftermarket sales tend to be at a higher margin. The recurring nature of aftermarket revenue can be expected to provide some insulation to the overall cyclical nature of the industry as it tends to provide a more stable stream of revenues. Brand equity and the extent of a company’s distribution network also contribute to the level of aftermarket sales. We believe CVG has a widely recognized brand portfolio and participates in most retail sales channels including Original Equipment Dealer networks and independent distributors.
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
Electronic Wire Harnesses.     We offer a broad range of complex electronic wire harness assemblies that function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial vehicles. Our wire harnesses are highly customized to fit specific end-user requirements. We provide our wire harnesses for a variety of commercial and other vehicles.
Panel Assemblies.     We assemble integrated components such as panel assemblies and cabinets that are installed in a vehicle or unit of equipment and may be integrated with our wire harness assemblies. These components provide the user control over multiple operational functions and features.
Seats and Seating Systems.     We design, engineer and produce Seats predominately for the construction, agriculture and military markets. For the most part, our Seats are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of Seats that include mechanical and air suspension seats and static seats, as well as some seat frames. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and enhanced safety features. Our Seats are designed to achieve a high level of operator comfort by adding a range of manual and power features such as lumbar support, cushion and back bolsters and leg and thigh support. Our Seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points. We also manufacture seats, parts and components for the aftermarket.
Office Seating.     We manufacture office seating products. Our office chair was developed as a result of our experience supplying seats for the heavy truck, agricultural and construction industries and is fully adjustable to achieve a high comfort level. Our office chairs are designed to suit many different office environments including heavy usage environments, such as emergency services, call centers, reception areas, studios and general office environments.
Wipers Systems.     We design, engineer and produce a variety of wipers used in commercial vehicles. We offer application-specific windshield wiper systems and individual windshield wiper components.
Global Construction and Agriculture Segment Raw Materials and Suppliers
A description of the principal raw materials we utilize in GCA Segment’s principal product categories is set forth below:

•
Electronic Wire Harnesses and Panel Assemblies.    The principal raw materials used to manufacture our electronic wire harnesses are wire and cable, connectors, terminals, switches, relays and various covering techniques involving braided yarn, braided copper, slit and non-slit conduit and molded foam. These raw materials are obtained from multiple suppliers and are generally readily available.

•
Seats and Seating Systems.    The principal raw materials used in our seating systems include steel, die-cast aluminum, resin-based products and foam products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain components are also readily available to be purchased from multiple suppliers under supply agreements.

•
Wiper Systems.    The principal raw materials used to manufacture our wipers are steel, stainless steel and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products such as motors for our wiper systems.

Global Construction and Agriculture Segment’s Customers and Marketing
The following is a summary of the GCA Segment’s significant revenues (figures are shown as a percentage of total GCA Segment revenue) by end market based for each of the three years ended December 31:

	2015	2014	2013
Construction	52%	54%	52%
Aftermarket and OE Service	16	16	17
Automotive	14	14	15
Truck	5	5	5
Agriculture	3	2	1
Military	3	3	5
Other	7	6	5
Total	100%	100%	100%
In 2015, the classification of some sales by end market was changed for certain customers. These classification changes were applied to prior periods in the table above to conform to current year presentation.
Our principal customers include Caterpillar and John Deere, constituting a combined total of 31%, 37% and 30% of GCA Segment revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We believe we are a successful long-term supplier because of our comprehensive product offerings and product innovation services.
Our European and Asia-Pacific operations collectively contributed approximately 57%, 58% and 63% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
Global Construction and Agriculture Industries
Commercial Construction Vehicle Market.     New vehicle demand in the global construction equipment market generally follows certain economic conditions including GDP, infrastructure investment, housing starts, business investment, oil and energy investment and industrial production around the world. Within the construction market, there are two classes of construction equipment markets: the medium and heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Our construction equipment products are primarily used in the medium and heavy construction equipment markets, with a growing emphasis on light and utility machines. The platforms that we generally participate in include: cranes, pavers, planers & profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, material handling and compactors. Demand in the medium and heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. The global production units in the construction market for the primary products we market such as pavers, dozers, excavators, graders, skid steers, compactors, material handling and loaders was soft in 2015 and we believe 2016 will have a bias toward continuing softness.
Purchasers of medium and heavy construction equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies and forestry related industries. Purchasers of light construction equipment include contractors, rental fleet owners, landscapers, logistics companies and farmers. In the medium and heavy construction equipment market, we primarily supply OEMs with our wire harness and seating products.
The U.S. market experienced some slow down in the construction industry in 2015 and we expect a bias toward continued softening in 2016. We expect the market for our products in Europe to grow moderately in 2016. Although we expect a continued contraction in Asia-Pacific in the short term, we believe Asia-Pacific continues to be a key market in our organic growth strategy and that the Asia-Pacific equipment markets will provide us with market penetration and growth opportunities in the long term.
Agricultural Equipment Market.     We market most of our products for small, medium and large agricultural equipment across a spectrum of machines including tractors, sprayers, bailers, farm telehandler equipment and harvesters. Sales and production of these vehicles can be influenced by rising or falling farm commodity prices, land values, profitability, and other factors such as increased mechanization in emerging economies and new uses for crop materials such as biofuels and other factors. In the medium to longer term, a combination of factors create the need for more productive agricultural equipment, such as: (1) population growth, (2) an evolving sophistication of dietary habits and (3) constraints on arable land and other macroeconomic and demographic factors.
Military Equipment Market.     We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Military equipment production is particularly sensitive to political and governmental budgetary considerations.
OUR CONSOLIDATED OPERATIONS
Competition
Within each of our principal product categories we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service. A summary of our primary competitors is set forth below:
Seats and Seating Systems.    We believe we have a strong market position supplying Seats to the North American MD/HD Truck market. Our primary competitors in the North American commercial vehicle market include Sears Manufacturing Company, Isringhausen, Grammer AG and Seats, Inc. Our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen; and in Asia-Pacific include Isrihuatai and Tiancheng (in China); and Harita and Pinnacle (in India).
Trim Systems and Components.    We believe we have a strong position supplying Trim products to the North American MD/HD Truck market. We face competition from a number of different competitors with respect to each of our trim system products and components. Our primary competitors are ConMet, International Automotive Components, Superior, Blachford Ltd. and Magna.
Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    We are a supplier of cab structural components, cab structures, sleeper boxes and body panels to the North American MD/HD Truck market. Our primary competitors in this category are Magna, International Equipment Solutions (formerly Crenlo), Worthington Industries (formerly Angus Palm), McLaughlin Body Company and Defiance Metal Products.
Mirrors, Wipers and Controls.    We are a supplier of wiper systems and mirrors to the North American MD/HD Truck market. We also sell wiper systems to the construction and agriculture market in Europe. We face competition from various competitors in this category. Our principal competitors for mirrors are Hadley, Retrac, and Lang-Mekra and our principal competitors for wiper systems are Doga, Wexco, Trico and Valeo.
Electronic Wire Harnesses and Panel Assemblies.    We supply a wide range of electronic wire harnesses and panel assemblies used in various commercial and other vehicles. Our primary competitors for electronic wire harnesses include large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, PKC Group, Stoneridge, St. Clair and Fargo Assembly as well as many smaller companies.

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

•
Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    We utilize a wide range of manufacturing processes to produce the majority of the steel and aluminum stampings used in our cab structures, sleeper boxes, body panels and structural components and utilize robotic and manual welding techniques in the assembly of these products. In addition, we have facilities with large capacity, fully automated E-coat paint priming systems thereby allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs. We also have large press lines which provide us with manufacturing flexibility for both aluminum and steel stampings delivered just-in-time to our cab assembly plants.

•
Mirrors, Wipers and Controls.    We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily assembled utilizing semi-automatic work cells, electronically tested and then packaged.

•
Electronic Wire Harnesses and Panel Assemblies.    We utilize several manufacturing techniques to produce the majority of our electronic wire harnesses and panel assemblies. Our processes, manual and automated, are designed to produce a wide range of wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are electronically and hand tested.

We have a broad array of processes to enable us to meet our OEM customers’ styling and cost requirements. The vehicle cab is the most significant and appealing aspect to the operator of the vehicle; each commercial vehicle OEM therefore has unique requirements as to feel, appearance and features.
The end markets for our products can be highly specialized and our customers frequently request modified products in low volumes within an expedited delivery timeframe. As a result, we primarily utilize flexible manufacturing cells at most of our production facilities. Manufacturing cells are clusters of individual manufacturing operations and work stations. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to better maintain our product output consistent with our OEM customers’ requirements and reduce the level of inventory.
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
Within our cyclical industries, we strive to maintain a certain portion of temporary labor to improve our ability to flex our costs and throughput as required by fluctuating customer demand. We engage our core employees to assist in making our processes efficient.
Seasonality

OEMs close their production facilities, around holidays or when demand drops, reducing work days. Our cost structure, to the extent it is variable, provides us with some flexibility during these periods.
Our Supply Agreements
Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing over the last several years, we use methods such as market index pricing and competitive bidding to assist in reducing our overall cost. We strive to align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We do not believe we are dependent on a single supplier or limited group of suppliers for our raw materials.
Our Customer Contracts
Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments (“Commercial Arrangements”) in terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these Commercial Arrangements provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these Commercial Arrangements may be terminated at any time by our customers (but not by us), such terminations have historically been minimal and have not had a material impact on our results of operations. Because we produce products for a broad cross section of vehicle models, we are not overly reliant on any one vehicle model.
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
Our sales and marketing efforts are designed to create customer awareness of our engineering, design and manufacturing capabilities. Our sales and marketing staff work closely with our design and engineering personnel to prepare the materials used for bidding on new business, as well as to provide a consistent interface between us and our key customers. We have sales and marketing personnel located in every major region in which we operate. From time to time, we participate in industry trade shows and advertise in industry publications.
Our principal customers for our aftermarket sales include OEM dealers and independent wholesale or retail distributors. Our sales and marketing efforts are focused on support of these two distribution chains, as well as participation in industry trade shows and direct contact with major fleets.
Competitive Strengths
Our competitive strengths include, but are not limited to, the following:
Market Positions and Brands.    We believe we have a strong market position supplying Seats and Trim products to the North American MD/HD Truck market. Our strong position in the North American MD/HD Truck market leads us to believe we have processes in place to design, manufacture and introduce products that meet customers’ expectations in that market. We also believe we are competitive as a global supplier of construction vehicle Seats. Our major product brands include KAB Seating™, National Seating™, Bostrom Seating®, Sprague Devices®, RoadWatch™, Stratos™, and FinishTEK™.
Comprehensive Cab Product and Cab System Solutions.    We manufacture a broad base of products utilized in the interior and the exterior of a commercial vehicle cab. We believe the breadth of our product offerings provides us with a potential opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.
End-User Focused Product Innovation.    We believe that commercial vehicle OEMs focus on interior and exterior product design features that better serve the vehicle operator and therefore seek suppliers that can provide product innovation. Accordingly, we have engineering, and research and development capabilities to assist OEMs in meeting those needs. We believe this helps us secure content on new as well as current platforms and models.

Flexible Manufacturing Capabilities.    Because commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our end users frequently request modified products in low volumes within a limited time frame. We can leverage our flexible manufacturing capabilities to provide low volume, customized products to meet styling, cost and just-in-time delivery requirements. We manufacture or assemble our products at facilities in North America, Europe and in the Asia-Pacific region.
Global Capabilities.    Because many of our customers manufacture and sell their products on a global basis, we have sales, engineering, manufacturing and assembly capabilities in North America, Europe and the Asia-Pacific region.
Relationships with Leading Customers and Major North American Fleets.    Because of our comprehensive product offerings, brand names and product features, we are a global supplier to many of the leading MD/HD Truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, Navistar, Daimler Trucks, John Deere, Oshkosh Corporation, Komatsu and Škoda (part of the Volkswagen Group). In addition, we maintain relationships with the major MD/HD Truck fleet organizations that are end-users of our products such as Schneider National, Werner, Walmart, FedEx and JB Hunt.
Barriers to Entry.    Barriers to entry include investment, specific engineering requirements, transition costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and brand name recognition.
Management Team.    We believe that our management team has substantial knowledge and expertise in critical operational areas and has a demonstrated ability to reduce costs, improve processes and expand revenue through product, market, geography and customer diversification.
Research and Development
Our research and development capabilities offer quality and technologically advanced products to our customers at competitive prices. We offer industrial engineering, product design, specialized simulation and testing and evaluation services that are necessary in today’s global markets. Our capabilities in acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out allow us to provide complete integrated solutions for the end-user.
We engage in global engineering, and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design and development and testing of new products for existing and new applications. We are developing a global engineering support center at our India facilities to provide a cost-effective global engineering resource to all of our seat facilities.
Generally, we work with our customers’ engineering and development teams at the beginning of the concept design process for new components and assemblies and systems, or the re-engineering process for existing components and assemblies, in order to leverage production efficiency and quality. Our customers are continuously searching for advanced products while maintaining cost, quality and performance deliverables.
Product development cycles are compressing and we believe we are staffed with experienced engineers and have equipment and technology to support early design involvement that result in products that timely meet or exceed the customer’s design and performance requirements and are more efficient to manufacture. Our ability to support our products and customers with extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.
Research and development costs for the years ended December 31, 2015, 2014 and 2013 totaled $7.4 million, $6.3 million and $6.0 million, respectively.
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
Our major brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™ and FinishTEK™. We believe that our brands are valuable, but that our business is not dependent on any one brand. We own U.S. federal trademark registrations for several of our products.

Backlog
Our customers may place annual blanket purchase orders that do not obligate them to purchase any specific or minimum amount of products from us until a release is issued by the customer under the blanket purchase order. Releases are typically placed 30 to 90 days prior to required delivery and may be canceled at any time within agreed terms. We do not believe that our backlog of expected product sales covered by firm purchase orders is a meaningful indicator of future sales since orders may be rescheduled or canceled.
Employees
As of December 31, 2015, we had approximately 6,700 permanent employees, of whom approximately 18% were salaried and the remainder hourly. As of December 31, 2015, approximately 60% of the employees in our North American operations were unionized, with the majority of union represented personnel based in Mexico. On September 23, 2015, employees in our Piedmont, Alabama facility voted to be represented by the United Auto Workers union.  We continue to actively negotiate with union representatives but no collective bargaining agreement has been reached and a contract has not yet been ratified. Approximately 57% of our employees of our European and Asia-Pacific operations were represented by shop steward committees. We did not experience any material strikes, lockouts or work stoppages during 2015 and consider our relationship with our employees to be satisfactory. On an as-needed basis during peak periods, contract and temporary employees are utilized. During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and reductions in force as necessary.
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

Several of our facilities are certified as or are in the process of being certified as ISO 9001, 14000 or 14001 compliant (the international environmental management standard) or are developing similar environmental management systems. Although we have made and will continue to make expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material expenditures for environmental controls in 2016. The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws.
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
Government Regulations
Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency ("EPA"), state regulatory agencies, such as the California Air Resources Board ("CARB") and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by the National Highway Traffic Safety Administration. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, in 2011, the EPA and National Highway Traffic Safety Administration ("NHTSA") adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards phase in with increasing stringency in each model year from 2014 to 2018. Any changes in EPA or CARB regulations can have an impact on production volumes for new vehicles and, as a result, indirectly impact our operations. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.
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
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth certain information with respect to our executive officers as of March 8, 2016:

Name	Age	Principal Position(s)
Patrick E. Miller	48	President, Chief Executive Officer, Director
C. Timothy Trenary	59	Executive Vice President and Chief Financial Officer
Joseph Saoud	45	President of Global Construction, Agriculture and Military
The following biographies describe the business experience of our executive officers:
Patrick E. Miller has served as President and Chief Executive Officer since November 2015 and as a Director since November 2015. Mr. Miller, who most recently was President of the Company’s Global Truck & Bus Segment, has been with the Company since 2005. During this time, he served in the capacity of Senior Vice President & General Manager of Aftermarket; Senior Vice President of Global Purchasing; Vice President of Global Sales; Vice President & General Manager of North American Truck and Vice President & General Manager of Structures. Prior to joining the Company, Mr. Miller held engineering, sales, and operational leadership positions with Hayes Lemmerz International, Alcoa, Inc. and ArvinMeritor. He holds a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the Harvard University Graduate School of Business.
C. Timothy Trenary has served as Executive Vice President and Chief Financial Officer since October 2013. Mr. Trenary served as Executive Vice President and Chief Financial Officer of ProBuild Holdings LLC, a privately held North American supplier of building materials, from 2010 to 2013. Prior to that, Mr. Trenary served as Senior Vice President & Chief Financial Officer of EMCON Technologies Holdings Limited, a privately held global automotive parts supplier, from 2008 to 2010; and as Vice President and Chief Financial Officer of DURA Automotive Systems, Inc., a publicly held global automotive parts supplier, from 2007 to 2008.
Joseph Saoud has served as President of Global Construction, Agriculture & Military Markets since July 1, 2015. Most recently, Mr. Saoud, served as President of the Filtration Business Unit of Cummins Inc. Mr. Saoud has approximately 20 years of experience with Cummins Inc. holding positions of increasing responsibility. Mr. Saoud earned a BSBA from Southern Mississippi University, and an MBA from the Owen Graduate School of Management at Vanderbilt University.

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
Our results of operations could be significantly adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects.
Our results of operations are directly impacted by changes in the U.S. and global economic conditions which are accompanied by related declines in freight tonnage hauled in infrastructure development and other construction projects because, among other things:

•
Demand for our MD/HD truck products is generally dependent on the number of new MD/HD truck commercial vehicles manufactured in North America. Historically, the demand for MD/HD truck commercial vehicles has declined during periods of weakness in the North American economy.

•	Demand for our construction products is also dependent on the overall vehicle demand for new commercial vehicles in the global construction equipment market.

•
Demand in the medium and heavy construction vehicle market, which is the market in which our GCA products are primarily used, is typically related to the level of larger-scale infrastructure development projects.

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
Historically, general weakness in the North American economy and corresponding decline in the need for commercial vehicles to, among other factors, haul freight tonnage in North America has contributed to a downturn in the MD/HD Truck market. These downturns historically have had a material adverse effect on our business. If unit production of MD/HD Truck declines in the future it may materially adversely affect our business and results of operations.
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
Our common stock currently has a low trading volume and, as a result, any sale of a significant number of shares may depress the trading price of our stock; shareholders may be unable to sell their shares above the purchase price.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The trading volume of our common stock is limited as compared to common stock of a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share prices. Because of the limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares may have a material adverse impact on the price of our common stock. Additionally, because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future that may result in shareholders’ inability to sell their common stock at or above purchase price.
We could incur additional restructuring and impairment charges as we continue to evaluate our portfolio of assets and identify opportunities to restructure our business in an effort to optimize our cost structure.
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
We have operations in the United Kingdom, Czech Republic, Ukraine, China, Australia, Mexico and India, which accounted in the aggregate for approximately 23%, 26% and 25% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. There are certain risks inherent in our international business activities including, but not limited to:

•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers, who may have longer payment cycles than customers in the U.S.;

•	material foreign currency exchange rate fluctuations affecting our ability to match revenue received with costs paid in the same currency;

•
tax rates in certain foreign countries, which may exceed those in the U.S., withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation, on foreign earnings;

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
Our future growth is dependent in part on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia-Pacific region, specifically China and India, as key markets likely to experience substantial growth in our market share, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in those regions. If we are unable to maintain, deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. Our results will also suffer if these regions do not grow as quickly as we anticipate.
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
In addition, the agreement governing the revolving credit facility contains covenants that, among other things, restrict our ability to:

•	incur liens;

•	incur or assume additional debt or guarantees or issue preferred stock;

•	pay dividends or repurchases with respect to capital stock;

•	prepay, or make redemptions and repurchases of, subordinated debt;

•	make loans and investments;

•	engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to the issuer;

•	change the business conducted by us or our subsidiaries; and

•	amend the terms of subordinated debt.
Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
The aggregate amount of our outstanding indebtedness was $235.0 million as of December 31, 2015. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:

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
Product innovations have been and will continue to be a significant part of our business strategy. We believe it is important we continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, design improvements and innovations that improve the quality and efficiency of our products. However, such development will require us to continue to invest in research and development and sales and marketing. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation, which could have a material adverse effect on our business, operating results and financial condition.
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
Sales to A.B. Volvo, Daimler Truck, PACCAR and Caterpillar accounted for approximately 20%, 18%, 11% and 8%, respectively, of our revenue in 2015, and our ten largest customers accounted for approximately 76% of our revenue in 2015. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations.
Our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected.

We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have somewhat limited provisions to terminate such contracts. We may become committed to supply products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, it would have a material adverse effect on our business, financial condition and results of operations.
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
We generally do not have clauses in our customer agreements that guarantee that we will recoup the design and development costs that we incurred to develop a product. In other cases, we share the design costs with the customer and thereby have some risk that not all the costs will be covered if the project does not go forward or if it is not as profitable as expected.
Vertical integration by our customers could materially adversely affect our financial statements.
Demand for our products could be materially reduced if our customers significantly vertically integrate their operations. Our business and results of operations could be adversely affected by vertical integration by our customers.
If we are unable to obtain raw materials at reasonable prices, it could adversely impact our results of operations and financial condition.
Numerous raw materials are used in the manufacture of our products. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, our business is subject to the risk of price increases and periodic delays in delivery. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition.
We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production.
We, as with other component manufactures in the commercial vehicle industry, sometimes ship products to the customers throughout the world so they are delivered on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) also sometimes use a similar method. This just-in-time method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.
The potential loss of one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, mechanical failures, delayed customs processing and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance.
When we cease timely deliveries, we have to absorb our own costs for identifying and solving the root cause problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.
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
Natural disasters and other global business disruptions may disrupt the commercial vehicle supply chain and materially adversely affect global production levels in our industry. The impact from disasters resulting in wide-spread destruction may not be immediately apparent. It is particularly difficult to assess the impact of catastrophic losses on our suppliers and end customers, who themselves may not fully understand the impact of such events on their businesses. Accordingly, there is no assurance our results of operations will not be materially affected as a result of the impact of future disasters.
We could be adversely affected if transitions in senior management are not successful.
Our operations depend to a large extent on the efforts of our senior management team. In 2015, the Company's President and Chief Executive Officer resigned and the company separated other members of the senior management team. As a result, our President of the Global Truck and Bus segment was promoted to President and Chief Executive Officer. Additionally, we realigned our executive team to ensure we retain an efficient operating structure.
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
Retaining labor with the right skills at competitive wages can be difficult in certain markets in which we are doing business, particularly those locations that are seeing much inbound investment and have highly mobile workforces. Additionally, attracting sufficiently well-educated and talented management, especially middle-management employees, in certain markets can be challenging.
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
The hourly workforces at our Piedmont, Alabama and Shadyside, Ohio facilities along with Mexico operations are unionized. On September 23, 2015 employees in our Piedmont, Alabama facility voted to be represented by the United Auto Workers union. We continue to actively negotiate with union representatives but no collective bargaining agreement has been reached and a contract has not yet been ratified. The unionized employees at our North American facilities, with the majority being represented in Mexico, represent approximately 60% of our employees as of December 31, 2015. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 57% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
We are required to perform impairment tests whenever events and circumstances indicate the carrying value of certain assets may not be recoverable. Significant and unanticipated changes in circumstances, such as the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions, may result in a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.
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

We have established and may establish in the future valuation allowances on deferred tax assets. These changes may have a material adverse effect on our results of operations and financial position.
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
The geographic profile of our taxable income could adversely impact our tax provision and therefore our results of operations.
Our future tax provision could be adversely affected by the geographic profile of our taxable income and by changes in the valuation of our deferred tax assets and liabilities. Our results could be materially impacted by significant changes in our effective tax rate.
Exposure to currency exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could materially impact our results of operations.
Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign currency fluctuations. The strengthening or weakening of the United States dollar may result in favorable or unfavorable foreign currency translation effects in as much as the results of our foreign locations are translated into United States dollars. This could materially impact our results of operations.
Litigation against us could be costly and time consuming to defend, as a result, our businesses and financial position could be materially and adversely affected.
We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, Occupational Safety and Health Administration investigations, employment disputes, unfair labor practice charges, examination by the Internal Revenue Service, customer and supplier disputes, intellectual property disputes, environmental claims and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.
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
In addition, we may be required to participate in recalls involving systems or components sold by us if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of management resources. While we maintain product liability insurance, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.
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
We are subject to foreign, federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot assure you that we are, or have been, in complete compliance with such environmental and safety laws, and regulations. Certain of our operations generate hazardous substances and wastes. If a release of such substances or wastes occurs at or from our properties, or at or from any offsite disposal location to which substances or wastes from our current or former operations were taken, or if contamination is discovered at any of our current or former properties, we may be held liable for the costs of cleanup and for any other response by governmental authorities or private parties, together with any associated fines, penalties or damages. In most jurisdictions, this liability would arise whether or not we had complied with environmental laws governing the handling of hazardous substances or wastes.
Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2016.
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
Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the EPA, state regulatory agencies in North America, such as CARB, and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by NHTSA in the U.S. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. In 2011, the EPA and National Highway Traffic Safety Administration adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards will phase in with increasing stringency in each model year from 2014 to 2018. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.
We may be adversely affected by new regulations relating to conflict minerals.
In August 2012, the SEC adopted new disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures we implement may not enable us to ascertain with sufficient certainty the origins for these minerals, which may harm our reputation, as well as incur costs associated with an audit. We may also face difficulties in satisfying customers who may require that our products be DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our financial condition or results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2015:

Location	Primary Product/Function	Ownership Interest
Piedmont, Alabama	Seats & Mirrors	Owned
Douglas, Arizona	Warehouse	Leased
Dalton, Georgia	Trim & Warehouse	Leased
Monona, Iowa	Wire Harness	Owned
Edgewood, Iowa	Wire Harness	Leased
Michigan City, Indiana	Wipers, Switches	Leased
Wixom, Michigan	Engineering	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box	Owned
Concord, North Carolina	Injection Molding	Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	Owned
Chillicothe, Ohio	Interior Trim & Warehouse	Owned / Leased
New Albany, Ohio	Corporate Headquarters / R&D	Leased
Vonore, Tennessee	Seats, Mirrors & Warehouse	Owned / Leased
Dublin, Virginia	Interior Trim & Warehouse	Owned / Leased
Agua Prieta, Mexico	Wire Harness	Leased
Saltillo, Mexico	Interior Trim & Seats	Leased
Northampton, United Kingdom	Seats	Leased
Brisbane, Australia	Seats	Leased
Sydney, Australia	Seats	Leased
Jiading, China	Seats and Wire Harness	Leased
Jiading, China	R&D	Leased
Brandys nad Orlici, Czech Republic	Seats	Owned
Liberec, Czech Republic	Wire Harness	Leased
Baska (State of Gujarat) India	Seats	Leased
Pune (State of Maharashtra), India	Seats	Leased
Dharwad (State of Karnataka), India	Seats	Leased
L’viv, Ukraine	Wire Harness	Leased
We also have leased sales and service offices located in the U.S., Belgium, Australia, and Czech Republic and a sales office branch in Sweden. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and 7.875% senior secured notes due 2019. See Note 6 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our Wixom, Michigan and New Albany, Ohio facilities, which are administrative offices.

Item 3.	Legal Proceedings
We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service (“IRS”). We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$4.60	$2.66
Third Quarter	$7.37	$3.80
Second Quarter	$7.50	$5.60
First Quarter	$6.93	$5.35
Year Ended December 31, 2014:
Fourth Quarter	$7.25	$5.38
Third Quarter	$10.91	$6.00
Second Quarter	$10.67	$8.64
First Quarter	$9.34	$7.10
As of March 10, 2016, there were 176 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the Second Amended and Restated Loan and Security Agreement and the indenture governing the 7.875% senior secured notes due 2015, as described in more detail under “Management’s Discussion and Analysis —Liquidity and Capital Resources — Debt and Credit Facilities.”
The following graph compares the cumulative five-year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group that includes Meritor Inc., WABCO Holdings, Inc., Titan International Inc., Modine Manufacturing Co., EnPro Industries Inc., Accuride Corporation, Stoneridge Inc., Altra Industrial Motion Corp., L.B. Foster Company, Fuel Systems Technologies Inc., Core Molding Technologies Inc. The graph assumes that the value of the investment in the Company’s common stock in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Commercial Vehicle Group, Inc.	100.00	55.54	50.47	44.69	40.94	16.97
NASDAQ Composite	100.00	99.20	116.68	163.54	187.78	201.13
Peer Group	100.00	62.96	76.51	106.84	113.66	91.31
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
We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2015. Our employees surrendered 99,920 shares of our common stock in 2015 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan and the 2014 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2015:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1
(October 1, 2015 through October 31, 2015)	99,920	$3.94	—	—
Month #2
(November 1, 2015 through November 30, 2015)	—	—	—	—
Month #3
(December 1, 2015 through December 31, 2015)	—	—	—	—
Unregistered Sales of Equity Securities
We did not sell any equity securities during 2015 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
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
Material Events Affecting Financial Statement Comparability:
There are no material events affecting financial statement comparability of our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$825,341	$839,743	$747,718	$857,916	$832,022
Cost of revenues	714,519	732,055	667,989	741,378	717,099
Gross profit	110,822	107,688	79,729	116,538	114,923
Selling, general and administrative expenses	71,469	72,480	71,711	71,949	65,521
Amortization expense	1,327	1,515	1,580	493	346
Operating income	38,026	33,693	6,438	44,096	49,056
Other expense (income)	(152)	215	139	69	353
Interest expense	21,359	20,716	21,087	20,945	19,570
Loss on early extinguishment of debt	—	—	—	—	7,448
Income (loss) before (benefit) provision for income taxes	16,819	12,762	(14,788)	23,082	21,685
Provision (benefit) for income taxes	9,758	5,131	(2,337)	(26,948)	3,095
Net income (loss)	7,061	7,631	(12,451)	50,030	18,590
Less: Non-controlling interest in subsidiary’s income (loss)	1	1	(6)	(47)	(15)
Net income (loss) attributable to CVG stockholders	$7,060	$7,630	$(12,445)	$50,077	$18,605
Income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.26	$(0.44)	$1.77	$0.67
Diluted	$0.24	$0.26	$(0.44)	$1.76	$0.66
Weighted average common shares outstanding:
Basic	29,209	28,926	28,584	28,230	27,848
Diluted	29,403	29,117	28,584	28,428	28,190

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$193,424	$192,618	$176,979	$187,111	$191,945
Total assets	436,679	442,927	432,441	439,665	406,884
Total liabilities, excluding debt	135,749	134,091	122,463	122,357	144,109
Total debt	235,000	250,000	250,000	250,000	250,000
Total CVG stockholders’ equity	65,930	58,801	59,945	66,286	12,766
Total non-controlling interest	—	35	33	22	9
Total stockholders’ equity	65,930	58,836	59,978	66,308	12,775
Other Data:
Net cash provided by (used in):
Operating activities	$55,299	$9,519	$19,154	$24,049	$7,794
Investing activities	(14,506)	(12,289)	(12,949)	(42,759)	(32,376)
Financing activities	(16,008)	(527)	(937)	(1,178)	(70,930)
Depreciation and amortization	17,710	18,247	20,583	14,067	12,576
Capital expenditures	15,590	14,568	13,666	18,641	22,291
North American Heavy-duty Truck Production (units) [1]	323,000	297,000	246,000	279,000	255,000
North America Class 5-7 Production (units) [1]	237,000	226,000	201,000	189,000	167,000

(1)	Source: ACT (January 2016).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We have manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications in commercial and other vehicles.
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
Business Overview
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 31% from 246,000 in 2013 to 323,000 in 2015. According to a January 2016 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 251,000 in 2016, be relatively flat in 2017, and increase to 330,000 in 2020. We believe the demand for Class 8 vehicles in 2016 will be between 230,000 to 250,000 and will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT estimates that the average age of active U.S. Class 8 trucks is 10.6 years in 2015, which is consistent with the average age in 2014. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.
The North American Class 5-7 production has steadily increased from 201,000 in 2013 to 237,000 in 2015. According to a January 2016 report by ACT Research, North American Class 5-7 production levels are expected to be relatively flat in 2016 at 233,000 and gradually increase to 273,000 in 2020. We believe the demand for North American Class 5-7 in 2016 will be relatively stable.
In 2015, approximately 49% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue in 2015 was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific interior styling. In addition, certain of our products are only utilized in North American Class 8 market, such as our storage systems, sleeper boxes and privacy curtains, and, as a result, changes in demand for heavy-duty trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Demand for our construction products is dependent on the vehicle production and demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium-and heavy-duty construction equipment markets (weighing over 12 metric tons). Demand in the medium-and heavy-duty construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe there is a bias toward continuing softness in global construction and agriculture markets in 2016.
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
Our Long-term Strategy
Our long-term strategic plan is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our long-term goals. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are Seats, Trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period toward Asia-Pacific. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategic plan in response to significant changes in our business environment and other factors.
Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.
Strategic Footprint
We continuously review our manufacturing footprint to ensure we efficiently utilize our resources. In December 2015, management announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 to $12 million annually when fully implemented as of the end of 2017. Pre-tax costs associated with these actions, including associated capital investment, were $0.8 million in 2015 and are expected to be $6 to $8 million in 2016 and $4 to $6 million in 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities.
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for a description of recently issued and/or adopted accounting pronouncements.
Consolidated Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2015		2014		2013
Revenues	$825,341	100.0%	$839,743	100.0%	$747,718	100.0%
Cost of revenues	714,519	86.6	732,055	87.2	667,989	89.3
Gross profit	110,822	13.4	107,688	12.8	79,729	10.7
Selling, general and administrative expenses	71,469	8.7	72,480	8.6	71,711	9.6
Amortization expense	1,327	0.2	1,515	0.2	1,580	0.2
Operating income	38,026	4.5	33,693	4.0	6,438	0.9
Other (income) expense	(152)	—	215	—	139	—
Interest expense	21,359	2.5	20,716	2.5	21,087	2.8
Income before provision (benefit) for income taxes	16,819	2.0	12,762	1.5	(14,788)	(1.9)
Provision (benefit) for income taxes	9,758	1.2	5,131	0.6	(2,337)	(0.3)
Net income (loss)	7,061	0.8	7,631	0.9	(12,451)	(1.6)
Less: Non-controlling interest in subsidiary’s income (loss)	1	—	1	—	(6)	—
Net income (loss) attributable to common stockholders	$7,060	0.8%	$7,630	0.9%	$(12,445)	(1.6)%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
CONSOLIDATED RESULTS
Revenues.    On a consolidated basis, revenue decreased $14.4 million, or 1.7%, to $825.3 million for the year ended December 31, 2015 compared to $839.7 million for the year ended December 31, 2014. The decrease in revenues primarily resulted from foreign currency exchange translation and decreased sales in global construction markets, offset by increased North American MD/HD Truck production volumes. Specifically, the $14.4 million revenue decrease resulted from:

•	a $29.7 million or 16% decrease in OEM global construction revenues;

•	a $2.5 million, or 2%, decrease in revenues from other markets;

•	a $12.9 million, or 3%, increase primarily in OEM North American MD/HD Truck revenues;

•	a $3.8 million, or 3%, increase in aftermarket revenues; and

•	a $1.1 million, or 13%, increase in agriculture revenues.

2015 revenues were adversely impacted by foreign currency exchange translation of $18.3 million, which is reflected in the change in revenue above.
Gross Profit.     Gross profit increased $3.1 million to $110.8 million for the year ended December 31, 2015 from $107.7 million for the year ended December 31, 2014. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $17.5 million, or 2.4%, resulting from a decrease in raw material and purchased component costs of $14.1 million, wages and benefits of $1.0 million and overhead costs of $2.4 million. The increase in gross profit primarily resulted from ongoing margin enhancement efforts, offset by $2.6 million year over year increase in net warranty charges, a year over year increase in Tigard, Oregon facility closure costs of $0.2 million and additional employee separation and facility charges of $0.6 million as a part of our fourth quarter 2015 restructuring plan. Additionally, 2014 results included a loss of $0.8 million on the sale of our Norwalk, Ohio facility. As a percentage of revenues, gross profit increased to 13.4% for the year ended December 31, 2015 from 12.8% for the year ended December 31, 2014.
Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expense decreased $1.0 million, or 1.4%, to $71.5 million for the year ended December 31, 2015 from $72.5 million for the year ended December 31, 2014. The net decrease in selling, general and administrative expenses was primarily a result of favorable foreign currency exchange translation and a focus on cost discipline while selectively investing in value accretive activities. This was slightly offset by $0.2 million of employee separation charges as a part of our fourth quarter 2015 restructuring plan.
Interest Expense.     Interest expense increased $0.7 million to $21.4 million for the year ended December 31, 2015 from $20.7 million for the year ended December 31, 2014 as a result of costs incurred in the fourth quarter of 2015 for the partial redemption of the 7.875% notes. On October 15, 2015, the Company elected to call for the redemption of $15 million of its $250 million then outstanding 7.875% notes. The redemption price for the 7.875% notes was equal to 103.938% of the principal amount of the 7.875% notes, plus accrued and unpaid interest to, but not including, the redemption date. The redemption date was November 14, 2015. Upon the partial redemption by the Company of the 7.875% notes, $235 million of the 7.875% notes remain outstanding.
Provision for Income Taxes.     Our provision for income taxes increased by $4.7 million to $9.8 million for the year ended December 31, 2015 compared to an income tax provision of $5.1 million for the year ended December 31, 2014. This primarily resulted from the mix of income between our U.S. and non-U.S. locations, tax valuation allowances established in China during 2015 and partially offset by valuation allowances released in Belgium and a partial release in Luxembourg during 2015. In addition, tax benefits are not recognized in the U.K., China, Luxembourg, Ukraine and India where we have established valuation allowances. In 2006, we expect our effective tax rate to be in the range of 45 percent to 55 percent. For additional information regarding the income tax provision refer to Note 8 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Net Income Attributable to CVG Stockholders.     Net income attributable to CVG stockholders was $7.1 million for the year ended December 31, 2015 compared to net income of $7.6 million.

SEGMENT RESULTS
Global Truck and Bus Segment Results

	2015		2014
	(amounts in thousands)
Revenues	$565,269	100.0%	$534,118	100.0%
Gross Profit	85,702	15.2	81,430	15.2
Selling, General & Administrative Expenses	25,263	4.5	28,890	5.4
Operating Income	59,252	10.5	51,171	9.6
Revenues.     GTB Segment revenues increased $31.2 million, or 5.8%, to $565.3 million for the year ended December 31, 2015 from $534.1 million for the year ended December 31, 2014. The increase in GTB Segment revenues is primarily a result of:

•	a $14.9 million, or 4%, increase primarily in OEM North American MD/HD Truck revenues;

•	a $10.4 million, or 14%, increase in aftermarket revenues; and

•	a $5.9 million, or 8%, increase in revenues from other markets.

GTB Segment 2015 revenues were adversely impacted by foreign currency exchange translation of $2.5 million, which is reflected in the changes in revenue above.

Gross Profit.     GTB Segment gross profit increased $4.3 million, or 5.2%, to $85.7 million for the year ended December 31, 2015 from $81.4 million for the year ended December 31, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $26.9 million, or 5.9%, as a result of an increase in raw material and purchased component costs of $16.3 million, salaries and benefits of $2.0 million and overhead of $8.6 million. The increase in gross profit resulted from the increase in sales and ongoing margin enhancement efforts, offset by unfavorable foreign currency exchange translation impacts of $0.4 million, a year over year increase in net warranty charges of $1.7 million, the net year over year increase in costs associated with the closure of our Tigard, Oregon facility of $0.2 million and additional employee separation charges of $0.4 million as a part of our fourth quarter 2015 restructuring plan. Additionally, 2014 results included a loss of $0.8 million on the sale of our Norwalk, Ohio facility. As a percentage of revenues, gross profit of 15.2% for the year ended December 31, 2015 was unchanged from the year ended December 31, 2014.
Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $3.6 million, or 12.6%, to $25.3 million for the year ended December 31, 2015 from $28.9 million for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily a result of a reduction in the allocation of shared corporate costs to the GTB Segment resulting from the realignment of certain corporate personnel to centrally led activities conducted for the benefit of the Company taken as a whole and not for the benefit of the GTB Segment.
Global Construction and Agriculture Segment Results

	2015		2014
	(amounts in thousands)
Revenues	$271,627	100.0%	$317,201	100.0%
Gross Profit	28,627	10.5	29,583	9.3
Selling, General & Administrative Expenses	20,442	7.5	21,903	6.9
Operating Income	8,044	3.0	7,533	2.4
Revenues.     GCA Segment revenues decreased $45.6 million, or 14.4%, to $271.6 million for the year ended December 31, 2015 from $317.2 million for the year ended December 31, 2014. The decrease in GCA Segment revenue is primarily a result of:

•	a $30.3 million, or 18%, decrease in OEM construction revenue;

•	a $6.6 million, or 13%, decrease in aftermarket revenues;

•	a $6.0 million, or 13%, decrease in automotive revenues; and

•	a $2.7 million, or 5%, decrease in revenues from other markets.

GCA Segment 2015 revenues were adversely impacted by foreign currency exchange translation of $15.8 million, which is reflected in the changes in revenue above.
Gross Profit.     GCA Segment gross profit decreased $1.0 million, or 3.2%, to $28.6 million for the year ended December 31, 2015 from $29.6 million for year ended December 31, 2014. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $44.6 million, or 15.5%, as a result of an decrease in raw material and purchased component costs of $33.0 million, salaries and benefits of $3.0 million and overhead of $8.6 million. The decrease in gross profit resulted from the decrease in sales, unfavorable foreign currency exchange translation of $2.4 million, a year over year increase in net warranty charges of $0.9 million, employee separation and facility charges of $0.3 million as a part of our fourth quarter 2015 restructuring plan. This increase was offset by ongoing margin enhancement efforts in 2015. As a percentage of revenues, gross profit was 10.5% for the year ended December 31, 2015 compared to 9.3% for the year ended December 31, 2014.
Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $1.5 million, or 6.7%, to $20.4 million in the year ended December 31, 2015 from $21.9 million for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily a result of favorable foreign currency exchange translation, a focus on cost discipline while selectively investing in value accretive activities, and a reduction in the allocation of shared corporate costs to the GCA Segment resulting primarily from the realignment of certain corporate personnel to centrally led activities conducted for the benefit of the Company taken as a whole and not for the benefit of the GCA Segment. This was partially offset by employee separation and facility charges of $0.2 million as a part of our fourth quarter 2015 restructuring plan.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Consolidated Results
Revenues.     Consolidated revenue increased $92.0 million, or 12.3%, to $839.7 million for the year ended December 31, 2014 from $747.7 million for the year ended December 31, 2013. The increase in sales primarily resulted from increased North American MD/HD Truck production volumes and increased sales into the North American construction and agriculture markets. Specifically, the $92.0 million revenue increase on a consolidated basis resulted from:

•	a $50.2 million, or 15%, increase primarily in OEM North American MD/HD Truck revenues;

•	a $26.1 million or 17% increase in OEM construction revenues;

•	a $4.6 million, or 4%, increase in aftermarket revenues;

•	a $4.5 million, or 99%, increase in agriculture revenues; and

•	a $6.6 million, or 5%, increase in revenues from other markets.
In 2015, the classification of some sales by end market were changed for certain customers. These classification changes were applied to prior periods above to conform to 2015 presentation.
Gross Profit.     Gross profit increased $28.0 million to $107.7 million for the year ended December 31, 2014 from $79.7 million for the year ended December 31, 2013. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $64.1 million, or 9.6%, resulting from an increase in raw material and purchased component costs of $51.6 million, wages and benefits of $5.9 million and overhead costs of $6.6 million. As a percentage of revenues, gross profit increased to 12.8% for the year ended December 31, 2014 from 10.7% for the year ended December 31, 2013. The increase in gross profit resulted from the increase in sales as well as non-recurrence of asset impairments incurred in 2013 amounting to $2.7 million. This was offset by a loss of $0.8 million on the sale of our Norwalk, Ohio facility and $1.3 million in closure costs of our Tigard, Oregon facility.
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
Provision (Benefit) for Income Taxes.     Our provision for income taxes increased by $7.4 million to $5.1 million for the year ended December 31, 2014 compared to an income tax benefit of $2.3 million for the year ended December 31, 2013. This primarily resulted from the mix of income between our U.S. and non-U.S. locations, and tax valuation allowances established or released during the year. In 2014, we established valuation allowances for deferred tax assets associated with certain U.S. state tax net operating loss carry forwards that we have determined are likely to expire before they can be utilized. We released valuation allowances in the Czech Republic and Luxemburg that had been established against deferred assets in prior years. In addition, tax benefits are not recognized in the U.K., China, Ukraine and India where we are subject to valuation allowances. For additional information regarding the deviation from statutory income tax refer to Note 8 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Net Income (Loss) Attributable to CVG Stockholders.     Net income attributable to CVG stockholders was $7.6 million for the year ended December 31, 2014 compared to a loss of $12.4 million for the year ended December 31, 2013.
Global Truck and Bus Segment Results

	2014		2013
	(amounts in thousands)
Revenues	$534,118	100.0%	$473,245	100.0%
Gross Profit	81,430	15.2	59,524	12.6
Selling, General & Administrative Expenses	28,890	5.4	28,036	5.9
Operating Income	51,171	9.6	30,056	6.4
Revenues.     GTB Segment revenues increased $60.9 million, or 12.9%, to $534.1 million for the year ended December 31, 2014 from $473.2 million for the year ended December 31, 2013. The increase in GTB Segment revenues is primarily a result of:

•	a $49.5 million, or 15%, increase primarily in OEM North American MD/HD Truck revenues;

•	a $2.2 million, or 3%, increase in aftermarket revenues;

•	a $3.9 million, or 13%, increase in OEM bus revenues; and

•	a $5.3 million, or 13%, increase in revenues from other markets.
In 2015, the classification of some sales by end market were changed for certain customers. These classification changes were applied to prior periods above to conform to current year presentation.
Gross Profit.     GTB Segment gross profit increased $21.9 million, or 36.8%, to $81.4 million for the year ended December 31, 2014 from $59.5 million for the year ended December 31, 2013. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $39.0 million, or 9.4%, as a result of an increase in raw material and purchased component costs of $31.7 million, salaries and benefits of $4.7 million and overhead of $2.6 million. As a percentage of revenues, gross profit increased to 15.2% for the year ended December 31, 2014 from 12.6% for the year ended December 31, 2013. The increase in gross profit resulted from the increase in sales volume as well as non-recurrence of machinery and equipment and IT asset impairments incurred in 2013 amounting to $2.7 million. This was offset by closure costs of $1.3 million associated with our Tigard, Oregon facility and an impairment charge of $0.8 million resulting from the sale of our Norwalk, Ohio facility.
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
Revenue.      GCA Segment revenues increased $34.4 million, or 12.1%, to $317.2 million for the year ended December 31, 2014 from $282.8 million for the year ended December 31, 2013. The increase in GCA Segment revenue is primarily a result of:

•	a $24.7 million, or 17%, increase in North American OEM construction revenue;

•	a $4.4 million, or 210%, increase in agriculture revenues; and

•	a $5.4 million, or 4%, increase in revenues from other markets.
In 2015, the classification of some sales by end market were changed for certain customers. These classification changes were applied to prior periods above to conform to current year presentation.
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
Selling, General and Administrative Expenses.     Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses increased $2.6 million, or 13.6%, to $21.9 million in the year ended December 31, 2014 from $19.3 million for the year ended December 31, 2013. The increase in selling, general and administrative expenses primarily resulted from the increase in additional spending incurred in 2014 to support enhancements in the manner to which we go to market.
Liquidity and Capital Resources
Cash Flows
Our primary source of liquidity during the year ended December 31, 2015 was cash generated from the sale of our various products to our customers throughout the year. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2016. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during 2015.
For the year ended December 31, 2015, cash provided by operations was $55.3 million compared to $9.5 million in the year ended December 31, 2014. This increase in cash provided year-over-year was primarily the result of a reduction in investment in working capital. For the year ended December 31, 2014, cash provided by operations was $9.5 million compared to $19.2 million in the year ended December 31, 2013, which resulted from the increase in investment in working capital in 2014.
Net cash used in investing activities was $14.5 million for the year ended December 31, 2015 compared to $12.3 million for the year ended December 31, 2014, and $12.9 million for the year ended December 31, 2013. The increase in cash used in investing activities for the year ended December 31, 2015 compared to 2014 was due primarily to an increase in capital expenditures and a decrease in proceeds from the disposal or sale of property, plant and equipment. In 2016, we expect capital expenditures to be in the range of $15 to $18 million. The decrease in cash used in investing activities for the year ended December 31, 2014 compared to 2013 was due primarily to a decline in cash contribution premiums into the life insurance policies used to fund the Company’s deferred compensation plan, offset by an increase in capital expenditures.
Net cash used in financing activities was $16.0 million for the year ended December 31, 2015 compared to $0.5 million provided by financing activities for the year ended December 31, 2014, and $0.9 million used in financing activities for the year ended December 31, 2013. The increase in net cash used in financing activities for the year ended December 31, 2015 primarily resulted from the redemption of $15 million of our 7.875% notes. The net cash provided by financing activities for the year ended December 31, 2014 resulted from loan proceeds taken against our life insurance policies to fund deferred compensation payments totaling $1.0 million. The net cash used in financing activities for the year ended December 31, 2013 primarily related to the surrender of common stock by employees upon vesting of their restricted stock.
As of December 31, 2015, cash held by foreign subsidiaries was $25.8 million. If we were to repatriate any portion of these funds back to the U.S. we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but rather intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
As of December 31, 2015, our outstanding indebtedness consisted of an aggregate of $235.0 million of 7.875% Senior Secured Notes due 2019 (the “7.875% notes”). In addition, we had $2.5 million of outstanding letters of credit under various financing arrangements and $37.5 million of borrowing capacity under our revolving credit facility, which is subject to an availability block and minimum availability commitment.
Revolving Credit Facility
On November 15, 2013, the Company and certain of our subsidiaries, as borrowers (collectively, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement ("Second ARLS Agreement") with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.
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
As of December 31, 2015, $2.8 million in deferred financing fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.
As of December 31, 2015, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2015, we had outstanding letters of credit of $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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
Until December 31, 2014, the applicable margin was set at Level III. Thereafter, the applicable margin is subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter because of our failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2015, the applicable margin is set at Level III.
We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from January 1, 2015 through December 31, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2015.
The Second ARLS Agreement contains other customary restrictive covenants, and customary reporting and other affirmative covenants. See Note 6 to our audited consolidated financial statements in Item 8 in this Annual Report on Form 10-K for information on the covenants. The Company was in compliance with these covenants as of December 31, 2015.
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
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis, as defined by the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters divided by consolidated interest expense for such four fiscal quarters, and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of December 31, 2015.
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
Since April 15, 2014, the Company has been entitled at its option to redeem all or a portion of the Securities at the redemption prices (expressed as percentages of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the rights of the securities holders on the relevant record date to receive interest due on the relevant interest payment date), plus a redemption premium if redeemed during the 12-month period commencing on April 15, 2015 and 2016 of 103.9387% and 101.969%, respectively. Effective April 15, 2014, the "make-whole" premium is not applicable. We evaluated the redemption premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
On November 14, 2015, the Company redeemed $15 million of its $250 million then outstanding 7.875% notes. The redemption price for the 7.875% notes was equal to 103.938% of the principal amount of the 7.875% notes, plus accrued and unpaid interest to, but not including, the redemption date. Upon the partial redemption by the Company of the 7.875% notes, $235 million of the 7.875% notes remain outstanding. We paid a premium for early redemption totaling $0.6 million in accordance with the provisions of the 7.875% notes.
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
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Second ARLS Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$235,000	$—	$—	$235,000	$—
Estimated interest payments	79,449	18,557	37,012	23,880	—
Operating lease obligations	47,420	9,011	14,921	9,744	13,744
Pension and other post-retirement funding	44,954	3,937	8,171	9,024	23,822
Total	$406,823	$31,505	$60,104	$277,648	$37,566
Since December 31, 2015, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
In addition to the obligations noted above, we have obligations reported as other long-term liabilities that consist primarily of long-term restructuring reserves and other items. We also enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.
As of December 31, 2015, we were not party to significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2015, we had outstanding letters of credit of $2.5 million. We do not believe that these letters of credit will be required to be drawn.
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

Revenue Recognition — We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts.
Inventory — Inventories are valued at the lower of first-in, first-out cost or market. Cost includes applicable material, labor and overhead. We value our finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
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
We review definite-lived intangible and long-lived assets for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If an indicator exists, management will ascertain whether property and equipment and certain definite-lived intangibles are recoverable based on the sum of expected future undiscounted cash flows from operating activities. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. If the estimated undiscounted net cash flows are less than the carrying amount of such assets, we will recognize an impairment loss in an amount necessary to write down the assets to fair value as determined from expected discounted future cash flows. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain.
For further information on our goodwill and intangible assets, see Notes 2 and 7 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
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
Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers continue to require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends with certain products or customers concerning the lag time of claims made, magnitude of claims and current economic or regulatory factors.
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
Discount Rate — The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve, for U.S. pensions; and the iBoxx Over 15 Year AA Corporate Bond Yield for non-U.S. pensions in 2015 and the Barclay’s Capital Corporate AA Rated Sterling Bond Index, for non-U.S. pensions in 2014, in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2015 and 2014 was 4.1% and 3.7%, respectively, for the U.S. pension plans and 3.9% and 3.5%, respectively, for the non-U.S pension plans.
Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2015, 2014 and 2013, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans. For 2015, we assumed an expected long-term rate of return on plan assets of 4.6% for non-U.S. pensions compared to 5.8% for 2014 and 2013.
Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2015 pension and other post-retirement benefits results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2015:
Discount rate	$(444)	$437
Expected long-term rate of return on plan assets	$(743)	$754
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2015:
Discount rate	$(10,289)	$13,002
We believe we are in compliance with the requirements of the Affordable Care Act and do not anticipate any major impact in the immediate future. We will continue to evaluate the situation for any potential impact the Affordable Care Act may present. Affordable Care Act changes implemented to date include:

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
Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015 and 2014. The rate was assumed to decrease gradually to 5% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.
Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2015 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (decrease) from change in health care cost trends rates
Other post-retirement benefit expense	$2	$(2)
Other post-retirement benefit liability	$8	$(8)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2015 and 2014.
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
Outstanding foreign currency forward exchange contracts at December 31, 2015 are more fully described in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2015 amounted to a net liability of $0.5 million, which was included in other current liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2014 amounted to a net liability of $0.3 million, which is included in other current liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of income (loss).
Our primary exposures to foreign currency exchange fluctuations are Japanese yen/Chinese yuan, and Mexican peso/U.S. dollar. At December 31, 2015 and 2014, the potential reduction in earnings from a hypothetical instantaneous 10 % adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be immaterial.

Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2015 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2015 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency. The principal currencies of exposure are the Euro, Czech Koruna, Australian Dollar, Japanese Yen, Mexican Peso and Ukrainian Hryvnia. Foreign currency translation negatively impacted fiscal year 2015 revenues by $18.3 million, or 2.2 percent, due generally to the strengthening of the U.S. Dollar.
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
We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Columbus, Ohio
March 10, 2016

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS:
Cash	$92,194	$70,091
Accounts receivable, net of allowances of $4,539 and $2,808, respectively	130,240	139,912
Inventories	75,658	83,776
Other current assets	10,185	6,351
Total current assets	308,277	300,130
PROPERTY, PLANT AND EQUIPMENT
Land and buildings	27,330	28,512
Machinery and equipment	166,380	161,667
Construction in progress	11,849	7,114
Less accumulated depreciation	(134,598)	(123,831)
Property, plant and equipment, net	70,961	73,462
GOODWILL	7,834	8,056
INTANGIBLE ASSETS, net of accumulated amortization of $6,858 and $5,613, respectively	16,946	18,589
DEFERRED INCOME TAXES, NET	25,253	33,290
OTHER ASSETS	7,408	9,400
TOTAL ASSETS	$436,679	$442,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,657	$70,826
Accrued liabilities and other	48,196	36,686
Total current liabilities	114,853	107,512
LONG-TERM DEBT	235,000	250,000
PENSION AND OTHER POST-RETIREMENT BENEFITS	17,233	23,356
OTHER LONG-TERM LIABILITIES	3,663	3,223
Total liabilities	370,749	384,091
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value (60,000,000 shares authorized; 29,448,779 and 29,148,504 shares issued and outstanding, respectively) Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	294	296
Treasury stock, at cost: 879,404 and 779,484 shares, respectively	(7,039)	(6,622)
Additional paid-in capital	234,760	231,907
Retained deficit	(122,431)	(129,492)
Accumulated other comprehensive loss	(39,654)	(37,288)
Total CVG stockholders’ equity	65,930	58,801
Non-controlling interest	—	35
Total stockholders’ equity	65,930	58,836
TOTAL LIABILITIES AND EQUITY	$436,679	$442,927
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)
REVENUES	$825,341	$839,743	$747,718
COST OF REVENUES	714,519	732,055	667,989
Gross Profit	110,822	107,688	79,729
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	71,469	72,480	71,711
AMORTIZATION EXPENSE	1,327	1,515	1,580
Operating Income	38,026	33,693	6,438
OTHER (INCOME) EXPENSE	(152)	215	139
INTEREST EXPENSE	21,359	20,716	21,087
Income (Loss) Before Provision (Benefit) for Income Taxes	16,819	12,762	(14,788)
PROVISION (BENEFIT) FOR INCOME TAXES	9,758	5,131	(2,337)
NET INCOME (LOSS)	7,061	7,631	(12,451)
Less: Non-controlling interest in subsidiary’s income (loss)	1	1	(6)
NET INCOME (LOSS) ATTRIBUTABLE TO CVG STOCKHOLDERS	$7,060	$7,630	$(12,445)
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.24	$0.26	$(0.44)
Diluted	$0.24	$0.26	$(0.44)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,209	28,926	28,584
Diluted	29,399	29,117	28,584

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Net income (loss)	$7,061	$7,631	$(12,451)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,572)	(4,600)	(4,338)
Minimum pension liability, net of tax	2,206	(6,380)	5,910
Other comprehensive (loss) income	(2,366)	(10,980)	1,572
Comprehensive income (loss)	$4,695	$(3,349)	$(10,879)
Less: Comprehensive income (loss) attributed to noncontrolling interests	(35)	1	(11)
Comprehensive income (loss) attributable to CVG stockholders	$4,730	$(3,350)	$(10,868)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands , except share data )
BALANCE — December 31, 2012	28,463,479	$290	$(5,264)	$223,822	$(124,677)	$(27,885)	$66,286	$22	$66,308
Issuance of restricted stock	495,758	6	—	—	—	—	6	—	6
Surrender of common stock by employees	(99,094)	—	(831)	—	—	—	(831)	—	(831)
Share-based compensation expense	—	—	—	5,315	—	—	5,315	—	5,315
Total comprehensive income (loss)	—	—	—	—	(12,445)	1,577	(10,868)	(11)	(10,879)
Non-controlling interests	—	—	—	—	—	—	—	22	22
BALANCE — December 31, 2013	28,860,143	$296	$(6,095)	$229,137	$(137,122)	$(26,308)	$59,908	$33	$59,941
Issuance of restricted stock	378,597	—	—	—	—	—	—	—	—
Surrender of common stock by employees	(90,236)	—	(527)	—	—	—	(527)	—	(527)
Share-based compensation expense	—	—	—	2,770	—	—	2,770	—	2,770
Total comprehensive income (loss)	—	—	—	—	7,630	(10,980)	(3,350)	1	(3,349)
Non-controlling interests	—	—	—	—	—	—	—	1	1
BALANCE — December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836
Issuance of restricted stock	400,195	4	—	—	—	—	4	—	4
Surrender of common stock by employees	(99,920)	(6)	(417)	—	—	—	(423)	—	(423)
Share-based compensation expense	—	—	—	2,853	—	—	2,853	—	2,853
Total comprehensive income (loss)	—	—	—	—	7,061	(2,366)	4,695	(35)	4,660
BALANCE — December 31, 2015	29,448,779	$294	$(7,039)	$234,760	$(122,431)	$(39,654)	$65,930	$—	$65,930

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,061	$7,631	$(12,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,710	18,247	20,583
Provision for doubtful accounts	4,640	5,225	2,520
Noncash amortization of debt financing costs	1,059	891	1,132
Pension plan contributions	(2,958)	(2,965)	(3,103)
Loss on early extinguishment of debt	591	—	—
Shared-based compensation expense	2,853	2,741	5,278
Loss on sale of assets	596	1,098	142
Deferred income tax benefit	8,157	3,277	(398)
Noncash loss on forward exchange contracts	151	483	264
Change in other operating items:
Accounts receivable	166	(27,875)	(6,934)
Inventories	6,761	(5,370)	8,553
Prepaid expenses	(3,743)	2,267	(1,250)
Accounts payable	(3,642)	3,065	8,982
Accrued liabilities	8,211	1,022	2,475
Other operating activities, net	7,686	(218)	(6,639)
Net cash provided by operating activities	55,299	9,519	19,154
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,685)	(13,704)	(12,626)
Proceeds from disposal/sale of property, plant and equipment	108	689	322
Other investing activities, net	71	726	(645)
Net cash used in investing activities	(14,506)	(12,289)	(12,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings against life insurance policies	—	1,041	—
Proceeds from issuance of common stock under equity incentive plans	—	—	38
Surrender of common stock by employees	(417)	(527)	(831)
Redemption of Notes	(15,000)	—	—
Early payment fee on debt and other debt issuance costs	(591)	—	(144)
Net cash (used in) provided by financing activities	(16,008)	514	(937)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(2,682)	(348)	(942)
NET INCREASE (DECREASE) IN CASH	22,103	(2,604)	4,326
CASH:
Beginning of period	70,091	72,695	68,369
End of period	$92,194	$70,091	$72,695
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,939	$19,831	$19,958
Cash paid for income taxes, net	$1,545	$1,387	$2,344
Unpaid purchases of property and equipment included in accounts payable	$905	$864	$1,040

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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
The Company has manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications in commercial vehicles.
Our operations are comprised of two reportable segments, Global Truck and Bus (“GTB”) and Global Construction and Agriculture (“GCA”). The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews financial information for these two reportable segments and makes decisions regarding the allocation of resources based on these segments.

2.	Significant Accounting Policies
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of our wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, returns and allowances, inventory reserves, product warranty reserves and income tax valuation allowances. Actual results may differ materially from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Cash — Cash consists of deposits with high credit-quality financial institutions.
Accounts Receivable — Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts - returns and allowances and allowance for doubtful accounts.
Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This account is estimated based on historical trends and current market conditions, with the offset to revenues.
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
Inventories — Inventories are valued at the lower of first-in, first-out cost or market. Inventory quantities on-hand by product are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements taking into consideration expected market volumes and future potential use.
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
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for the year ended December 31, 2015, 2014 and 2013 was $16.4 million, $16.7 million and $19.0 million, respectively.
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
As a result of a decline in the construction and agriculture markets, more specifically in Asia-Pacific and Europe, and operating losses in China and the United Kingdom during 2015, management determined that the long-lived asset groups related to its China and United Kingdom facilities in the GCA Segment may be impaired. However, the Company’s estimates of the undiscounted future cash flows for each of these asset groups indicates that the facilities should have sufficient cash flows to recover the current carrying amounts of the long-lived assets of $5.9 million as of December 31, 2015. The estimate of undiscounted cash flows may change in future periods resulting in impairment to fair value of these long-lived asset groups.
Goodwill — Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, utilizing the one-step qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is only held within the GTB segment.
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
Definite-Lived Intangible Assets — We review definite-lived intangible assets, including tradenames, licenses and customer relationships, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset.
See Note 7 for additional information on our goodwill and intangible assets.

Revenue Recognition — We recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Title on our products generally passes to the customer when product is shipped from our facilities to our customers.
Shipping and Handling Costs — Shipping and handling costs are recognized in cost of goods sold on the consolidated statement of income (loss).
Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2015 and 2014 are included within accrued liabilities and other in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2015	2014
Balance — Beginning of the year	$4,438	$4,529
Provision for new warranty claims	5,878	3,285
Change in provision for preexisting warranty claims	(467)	563
Deduction for payments made	(2,192)	(3,900)
Currency translation adjustment	(77)	(39)
Balance — End of year	$7,580	$4,438
Research and Development Costs — Research and development costs are expensed as incurred and included in selling, general and administration expenses. Research and development costs charged to expense for the years ended December 31, 2015, 2014 and 2013 were approximately $7.4 million, $6.3 million, and $6.0 million, respectively.
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.
Comprehensive Income (Loss) — Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and minimum pension liability adjustments. We disclose comprehensive income (loss) in the consolidated statements of comprehensive income (loss). See Note 15 for a rollforward of activity in accumulated comprehensive income (loss).
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
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2015 and 2014, receivables from our primary customers, including A.B. Volvo, Daimler Trucks, PACCAR, Caterpillar, Navistar and John Deere, represented approximately 67% and 65% of total receivables, respectively.

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
Foreign Currency Forward Exchange Contracts — We use forward purchase exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statements of income (loss). We do not hold or issue foreign exchange options or forward contracts for trading purposes.
Recently Issued Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019. The Company will begin assessing the impact of the pronouncement in 2016. We anticipate this pronouncement will impact the presentation of our lease assets and liabilities and associated disclosures.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 applies to inventory measured using first-in, first-out or average cost. Under this amendment, inventory should be measured at lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe this pronouncement will have a material impact on its financial statements and will implement this pronouncement beginning in the period after December 15, 2016.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The update provides additional guidance about customer’s accounting for fees paid in a cloud computing arrangement. ASU 2015-05 is effective for interim and annual periods beginning after December 15, 2015. The Company does not believe this pronouncement will have a material impact on its financial statements and will implement the pronouncement beginning in the period after December 15, 2015.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe this pronouncement will have a material impact on the Company’s financial statements and will implement this pronouncement beginning in the period after December 15, 2015.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. The mandatory adoption date is January 1, 2018, with an early adoption date of January 1, 2017. The Company is currently assessing the impact of implementing the new guidance on its financial statements and expects to continue this assessment throughout 2016.

3.	Fair Value Measurement
At December 31, 2015, our financial instruments consist of cash, accounts receivable, accounts payable and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.

Foreign Exchange Contracts. Our derivative assets and liabilities represent foreign exchange purchase and sales contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2.The fair values of our derivative assets and liabilities measured on a recurring basis as of December 31 are categorized as follows (in thousands):

	2015				2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$36	$—	$36	$—	$232	$—	$232	$—
Derivative liabilities [1]	$524	$—	$524	$—	$562	$—	$562	$—

[1]	Based on observable market transactions of spot and forward rates.
The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2015		2014
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$15,490	$15,479	$24,206	$23,411
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives not designated as accounting hedges at December 31 (in thousands):

	Asset Derivatives
	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$36	Other current assets	$232

	Liability Derivatives
	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$524	Accrued liabilities	$562
The following table summarizes the effect of derivative instruments on the consolidated statements of income (loss) for derivatives not designated as accounting hedges at December 31 (in thousands):

		2015	2014
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$151	$(484)
Long-term debt.    The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on the use of these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$235,000	$192,700	$250,000	$257,500

There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2015 and 2014.

4.	Inventories
Inventories consisted of the following as of December 31 (in thousands):

	2015	2014
Raw materials	$52,647	$58,359
Work in process	8,776	10,969
Finished goods	14,235	14,448
	$75,658	$83,776

5.	Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31 (in thousands):

	2015	2014
Compensation and benefits	$16,864	$16,690
Interest	4,041	4,217
Warranty costs	7,580	4,438
Deferred revenue	818	757
Deferred tooling	2,010	1,234
Accrued services	1,140	785
Legal and professional fees	3,379	2,331
Product liabilities	1,711	99
Accrued freight	1,636	1,164
Taxes payable	2,343	1,060
Other	6,674	3,911
	$48,196	$36,686

6.	Debt
Debt consisted of the following at December 31 (in thousands):

	2015	2014
7.875% senior secured notes due April 15, 2019	$235,000	$250,000
Revolving Credit Facility
On November 15, 2013, the Company and certain of the Company’s subsidiaries, as borrowers (together with the Company, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement (the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, the borrowers and Bank of America, N.A., as agent and lender, as amended, governing the Company’s revolving credit facility.
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

•	Permitting the repurchase of the Company’s 7.875% senior secured notes due 2019 ("7.875% notes) under certain circumstances; and

•
Reduction of the fixed charge coverage ratio maintenance requirement to 1.0:1.0 and reduction of the availability threshold for triggering compliance with the fixed charge coverage ratio, as described below.

The size of the revolving credit facility was unchanged by the Second ARLS Agreement and remains at $40 million, but the borrowers may request an increase in revolver commitments from time to time in an aggregate amount of up to $35 million, as long as the requested increase does not breach any subordinated debt agreement of the borrowers or the indenture governing the Company’s 7.875% notes due 2019. Availability under the revolving credit facility is subject to borrowing base limitations and an availability block equal to the amount of debt and foreign cash management services Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≥ to $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ to $10,000,000	1.00%	2.00%
The applicable margin is subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2015 the applicable margin was set at Level III.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of December 31, 2015, $2.8 million in deferred financing fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.
As of December 31, 2015, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2015, we had outstanding letters of credit of $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from January 1, 2015 through December 31, 2015, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2015.
The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2015.
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
Since April 15, 2014, the Company has been entitled at its option to redeem all or a portion of the Securities at the redemption prices (expressed as percentages of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date), plus a redemption premium if redeemed during the 12-month period commencing on April 15, 2015 and 2016 of 103.9387% and 101.969%, respectively. Effective April 15, 2014, the "make-whole" premium is not applicable. We evaluated the redemption premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of December 31, 2015. On November 14, 2015, the Company redeemed $15 million of its $250 million then outstanding 7.875% notes. The redemption price for the 7.875% notes was equal to 103.938% of the principal amount of the 7.875% notes, plus accrued and unpaid interest to, but not including, the redemption date. Upon the partial redemption by the Company of the 7.875% notes, $235 million of the 7.875% notes remain outstanding. We paid a premium for early redemption totaling $0.6 million in accordance with the provisions of the 7.875% notes.

7.	Goodwill and Intangible Assets
Our intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2015
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,460	$(3,914)	$5,546
Customer relationships	15 years	14,344	(2,944)	11,400
		$23,804	$(6,858)	$16,946

	December 31, 2014
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,580	$(3,585)	$5,995
Customer relationships	15 years	14,622	(2,028)	12,594
		$24,202	$(5,613)	$18,589
The aggregate intangible asset amortization expense was $1.3 million, $1.5 million and $1.6 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2015 is $1.3 million per year through fiscal year ending December 31, 2019 and $1.2 million in the fifth year.
The changes in the carrying amounts of goodwill for the years ended December 31 are as follows (in thousands):

	2015	2014
Balance — Beginning of the year	$8,056	$8,220
Currency translation adjustment	(222)	(164)
Balance — End of the year	$7,834	$8,056

8.	Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2015	2014	2013
Domestic	$16,819	$6,820	$(20,863)
Foreign	—	5,942	6,075
Total	$16,819	$12,762	$(14,788)
A reconciliation of income taxes computed at the statutory rates to the reported income tax (benefit) provision for the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Federal provision at statutory rate	$5,887	$4,466	$(5,176)
U.S./foreign tax rate differential	1	(991)	(809)
Foreign non-deductible expenses	(479)	1,556	1,174
Foreign tax provision	296	361	114
State taxes, net of federal benefit	588	1,799	1,009
Change in uncertain tax positions	236	(150)	(253)
Change in valuation allowance	3,283	(2,538)	856
Tax credits	(283)	(91)	(326)
Share-based compensation	459	377	636
Other	(230)	342	438
Provision (benefit) for income taxes	$9,758	$5,131	$(2,337)

The provision (benefit) for income taxes for the years ended December 31 is as follows (in thousands):

	2015			2014			2013
	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision	Current Provision	Deferred Provision	Total Provision
Federal	$(153)	$6,077	$5,924	$26	$4,799	$4,825	$(2,689)	$(1,837)	$(4,526)
State and local	380	389	769	316	2,834	3,150	17	994	1,011
Foreign	1,374	1,691	3,065	1,512	(4,356)	(2,844)	731	447	1,178
Total	$1,601	$8,157	$9,758	$1,854	$3,277	$5,131	$(1,941)	$(396)	$(2,337)
A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2015	2014
Noncurrent deferred tax assets:
Amortization and fixed assets	$5,270	$6,558
Accounts receivable	706	410
Inventories	3,959	3,074
Pension obligations	5,268	7,228
Warranty obligations	3,608	2,267
Accrued benefits	1,370	1,980
Foreign exchange contracts	94	212
Restricted stock	153	173
Tax credits carryforward	2,562	2,062
Net operating loss carryforward:	15,094	20,928
Other temporary differences not currently available for tax purposes	287	(573)
Total noncurrent assets	38,371	44,319
Valuation allowance	(13,118)	(11,029)
Net noncurrent deferred tax assets	$25,253	$33,290
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(1,158)	$(938)
Net operating loss carryforwards	2,121	1,432
Other temporary differences not currently available for tax purposes	(796)	(667)
Total noncurrent tax liabilities	167	(173)
Valuation allowance	(1,286)	(741)
Net noncurrent deferred tax liabilities	$(1,119)	$(914)
Total deferred tax asset	$24,134	$32,376
We have elected early adoption of FASB ASU 2015-17, “Income Taxes (Topic 740)” which requires deferred tax assets and liabilities to be classified as noncurrent amounts in the consolidated balance sheets. We are adopting this change because this method simplifies financial reporting and reduces complexity. We have applied the change retrospectively and have reclassified the amounts in 2014 for comparison purposes. The impact of this change on the 2014 consolidated balance sheet was a decrease in current assets of $9.2 million, a decrease in total assets of $0.1 million and a decrease in total liabilities of $0.1 million.
As of December 31, 2015, we had total noncurrent deferred assets of $38.4 million, which was offset by $13.1 million of valuation allowances. Our total noncurrent deferred tax liabilities were $0.2 million, which was offset by $1.3 million of valuation allowances. Our overall deferred tax position was a net deferred tax asset of $24.1 million.
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.1 million if and when such deferred tax assets are ultimately realized. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

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
During 2015, we released valuation allowances of $0.5 million in Belgium and Luxemburg that had been previously established. A forecast of future profitability in our operations in Belgium and Luxembourg indicates that they will be able to utilize their remaining deferred assets before expiration.Also, we released valuation allowance of $0.2 million associated with certain U.S. state tax net operating loss carry forwards. We determined a valuation allowance of $1.9 million should be established for our foreign deferred tax assets located in China which is in a cumulative loss position. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
As of December 31, 2015, we had $62.4 million of foreign, no federal and $54.6 million of state net operating loss carryforwards available to offset future taxable income. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Generally, our net operating loss carryforwards expire between 2016 and 2035. However, there are certain tax jurisdictions with no expiration dates. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized. Of the net operating losses that we anticipate utilizing, there are none that would expire in 2016 and $3.0 million that would expire before 2020.
As of December 31, 2015, we had $1.5 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years and the credits will expire between 2027 and 2034. We also had $1.1 million of alternative minimum tax credit carryforwards that do not expire.
As of December 31, 2015, undistributed earnings from our foreign affiliates were $33.8 million. We do not intend to repatriate these funds and consider these funds to be permanently reinvested. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.
As of December 31, 2015 cash of $25.8 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.
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
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2011. We currently have no tax examinations in process.
As of December 31, 2015, and 2014, we provided a liability of $0.5 million and $27 thousand, respectively, of unrecognized tax benefits related to federal, state, and foreign jurisdictions, all of which would impact our effective tax rate, if recognized. These unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are being carried forward (net operating losses and tax credits).
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.1 million and $2 thousand accrued for the payment of interest and penalties as of December 31, 2015 and December 31, 2014, respectively. Accrued interest and penalties are included in the $0.5 million of unrecognized tax benefits.
We have no unrecognized tax reserves, interest and penalties we anticipate to be released within the next 12 months due to the statue of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2015	2014	2013
Balance — Beginning of the year	$27	$189	$444
Gross increase — tax positions in prior periods	445	—	—
Gross decreases — tax positions in prior periods	—	(170)	(257)
Gross increases — current period tax positions	44	8	2
Lapse of statute of limitations	(27)	—	—
Balance — End of the year	$489	$27	$189
9.    Segment Reporting and Geographic Locations
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s CODM, which is our President and Chief Executive Officer.
The Company's two reportable segments, the GTB Segment and the GCA Segment, consist of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD/HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our manufacturing facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.
The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle market in North America; and

•	Aftermarket seats and components into North America.
The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia-Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific
Corporate expenses consist of certain overhead and shared costs that are not directly attributable to the operations of a segment. For purposes of business segment performance measurement, some of these costs that are for the benefit of the operations are allocated based on a combination of methodologies. The costs that are not allocated to a segment are considered stewardship costs and remain at corporate in our segment reporting.
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income and other items as of and for the year ended December 31, 2015 (in thousands). The table does not include assets as the CODM does not review assets by segment.

	As of and for the year ended December 31, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$564,651	$260,690	$—	$825,341
Intersegment Revenues	618	10,937	(11,555)	$—
Total Revenues	$565,269	$271,627	$(11,555)	$825,341
Gross Profit	$85,702	$28,627	$(3,507)	$110,822
Depreciation and Amortization Expense	$8,909	$5,855	$2,946	$17,710
Selling, General & Administrative Expenses	$25,263	$20,442	$25,764	$71,469
Operating Income	$59,252	$8,044	$(29,270)	$38,026
Capital and Other Items:
Capital Expenditures	$7,579	$4,688	$3,323	$15,590
Other Items [1]	$1,838	$494	$—	$2,332
1 Other items include costs associated with plant closings, including employee severance or retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $1.8 million in the GTB Segment. Included in other items for the GCA Segment are costs associated with plant closings and other restructuring, including employee severance or retention costs and lease cancellation costs of $0.5 million.
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income and other items as of and for the year ended December 31, 2014 (in thousands). The table does not include assets as the CODM does not review assets by segment.

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
Capital and Other Items:
Capital Expenditures	$8,055	$5,140	$1,374	$14,569
Other Items [1]	$2,090	$—	$—	$2,090
1 Other items includes costs associated with plant closings, including employee severance or retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $1.3 million in the GTB Segment. Additionally, the GTB Segment also includes a loss on sale of a manufacturing facility in Norwalk Ohio of $0.8 million.
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, total assets and other items as of and for the year ended December 31, 2013 (in thousands). The table does not include assets as the CODM does not review assets by segment.

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
Capital and Other Items:
Capital Expenditures	$5,891	$6,118	$1,650	$13,659
Other Items [1]	$3,221	$272	$6,309	$9,802
1 Other items includes impairment of equipment for technology to manufacture truck components of $1.3 million and IT software at a plant location of $1.3 million and charges associated with a reduction in force of $0.6 million in the GTB Segment. Included in other items for the GCA Segment are charges associated with a reduction in force of $0.3 million. Included in Corporate are third party consulting costs for an organizational assessment and separation charges relating to the former CEO, in addition to costs associated with hiring a new CEO totaling $5.3 million and charges associated with a reduction in force of $1.0 million.
The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$635,627	$59,280	$644,547	$60,819	$557,389	$63,404
All other countries	189,714	11,681	195,196	12,643	190,329	15,472
	$825,341	$70,961	$839,743	$73,462	$747,718	$78,876
Revenues are attributed to geographic locations based on the geography from which the product is sold. Included in all other countries are intercompany sales eliminations.
The following is the composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2015		2014		2013
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$339,724	41	$351,621	42	$314,440	42
Trim systems and components	179,713	22	163,399	19	150,605	20
Electronic wire harnesses and panel assemblies	154,417	19	180,237	21	152,947	21
Cab structures, sleeper boxes, body panels and structural components	96,046	12	89,168	11	74,219	10
Mirrors, wipers and controls	55,441	6	55,318	7	55,507	7
	$825,341	100	$839,743	100	$747,718	100

10.	Commitments and Contingencies
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense under these arrangements was $11.3 million, $12.6 million and $16.8 million in

2015, 2014 and 2013, respectively. Capital lease agreements entered into by us are immaterial. Future approximate minimum annual rental commitments at December 31, 2015 under these operating leases are as follows (in thousands):

Year Ending December 31,
2016	$9,011
2017	8,075
2018	6,846
2019	6,157
2020	3,587
Thereafter	13,744
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2015 and 2014, we had no such guarantees.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, those arising out of alleged defects, breach of contracts, product warranties and environmental matters. Management believes that we maintain adequate insurance or we have established reserves for issues that are probable and estimable in amounts that are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with assurance.

11.	Stockholders’ Equity (Deficit)
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 29,448,779 and 29,148,504 shares outstanding as of December 31, 2015. and 2014, respectively.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2015.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive.
Diluted earnings per share for years ended December 31, 2015, 2014 and 2013 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options when dilutive (in thousands, except per share amounts):

	2015	2014	2013
Net income attributable to common stockholders — basic and diluted	$7,060	$7,630	$(12,445)
Weighted average number of common shares outstanding	29,209	28,926	28,584
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	190	191	—

Dilutive shares outstanding	29,399	29,117	28,584
Basic earnings per share attributable to common stockholders	$0.24	$0.26	$(0.44)
Diluted earnings per share attributable to common stockholders	$0.24	$0.26	$(0.44)
For the year ended December 31, 2015, diluted earnings per share excludes 501 thousand shares of nonvested restricted stock as the effect would have been anti-dilutive. As of December 31, 2014, diluted earnings per share excludes 23 thousand shares of nonvested restricted stock and 29 thousand shares of outstanding stock options as the effect would have been anti-dilutive. As of December 31, 2013, diluted earnings per share excludes 855 thousand shares of nonvested restricted stock and 206 thousand shares of outstanding stock options as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Second ARLS Agreement and the 7.875% Notes Indenture restricts the payment or distribution of our cash or other assets, including cash dividend payments.

12.	Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock (or the publicly traded common stock of the applicable Peer Group company) for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not employed as of the payment date, the award will be forfeited. These grants were accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. Performance awards were granted under the 2014 EIP in November 2015 and 2014, and in November 2013 under the Fourth Amended and Restated Equity Incentive Plan. Expense associated with the performance awards is reported in selling, general and administrative expenses in the consolidated statement of income. The following table summarizes the grant activity for the years December 31, 2015, 2014 and 2013 (in thousands, except for the remaining periods):

Grant Date	Grant Amount	Forfeitures/Adjustments	Payments	Balance at December 31, 2015	Vesting Schedule	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2012	$1,865	$(1,583)	$(282)	$—	November 2015	$—	0
November 2013	1,351	(715)	—	636	November 2016	159	9
November 2014	2,087	(1,062)	—	1,025	November 2017	598	21
November 2015	1,487	—	—	1,487	November 2018	1,363	33
	$6,790	$(3,360)	$(282)	$3,148		$2,120

13.	Share-Based Compensation
The compensation expense that has been charged against income for those arrangements was $2.9 million, $2.7 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Share-based compensation expense is classified in selling, general and administrative expenses in the consolidated statement of income.
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

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$0.6	10
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$1.5	22
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$0.1	22
July 2015	38,772	cliff vest as of October 20, 2018	$0.2	34
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	$1.5	34
October 2015	138,888	fully vests as of October 20, 2016	$0.3	10
As of December 31, 2015, there was approximately $4.2 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
We currently estimate the forfeiture rate for November 2015, November 2014 and November 2013 restricted stock awards at 8.5%, 10.3% and 8.2% respectively, for all participants of each plan. A summary of the status of our restricted stock awards as of December 31, 2015 and changes during the twelve-month period ending December 31, 2015, 2014 and 2013 is presented below:

	2015		2014		2013
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested - beginning of year	915	$6.96	855	$7.59	908	$10.10
Granted	818	3.24	577	6.91	571	6.96
Vested	(400)	7.06	(379)	8.06	(489)	11.05
Forfeited	(205)	6.93	(138)	7.59	(135)	9.30
Nonvested - end of year	1,128	$4.24	915	$6.96	855	$7.59
We expect employees to surrender approximately 197 thousand shares of our common stock in connection with the vesting of restricted stock during 2016 to satisfy income tax withholding obligations.
As of December 31, 2015, a total of 1,279,573 shares were available for future grants from the shares authorized for award under our 2014 Equity Incentive Plan, including cumulative forfeitures.
Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2015; however, our employees surrendered 99,920 shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2014 EIP and the Fourth Amended and Restated Equity Incentive Plan.

14.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of $2.8 million in 2015 and $2.2 million in 2014 and 2013.
Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.
The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation — Beginning of year	$50,764	$42,029	$43,569	$43,271	$515	$686
Service cost	135	84	—	—	—	—
Interest cost	1,846	1,887	1,470	1,758	18	28
Participant contributions	—	—	—	—	11	14
Benefits paid	(2,062)	(2,007)	(1,676)	(1,590)	(117)	(100)
Actuarial loss (gain)	(3,319)	8,771	(2,263)	2,642	4	(113)
Exchange rate changes	—	—	(1,914)	(2,512)	—	—
Benefit obligation at end of year	47,364	50,764	39,186	43,569	431	515
Change in plan assets:
Fair value of plan assets — Beginning of year	35,660	33,542	35,752	35,044	—	—
Actual return on plan assets	532	2,035	328	3,599	—	—
Employer contributions	2,140	2,090	818	733	106	86
Participant contributions	—	—	—	—	11	14
Benefits paid	(2,062)	(2,007)	(1,676)	(1,590)	(117)	(100)
Exchange rate changes	—	—	(1,614)	(2,034)	—	—
Fair value of plan assets at end of year	36,270	35,660	33,608	35,752	—	—
Funded status	$(11,094)	$(15,104)	$(5,578)	$(7,817)	$(431)	$(515)
Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
Current liabilities	$—	$—	$—	$—	$74	$81
Noncurrent liabilities	11,094	15,104	5,578	7,818	356	434
Net amount recognized	$11,094	$15,104	$5,578	$7,818	$430	$515
The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$135	$84	$108	$—	$—	$—	$—	$—	$—
Interest cost	1,846	1,887	1,704	1,470	1,758	1,761	18	28	29
Expected return on plan assets	(2,673)	(2,514)	(2,202)	(1,597)	(1,891)	(1,878)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	6	6	(122)
Recognized actuarial loss (gain)	457	159	421	275	249	302	(121)	(158)	(157)
Net periodic benefit cost	(235)	(384)	31	148	116	185	(97)	(124)	(250)
Net (benefit) cost	$(235)	$(384)	$31	$148	$116	$185	$(97)	$(124)	$(250)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) — Amounts recognized in accumulated other comprehensive income (loss) at December 31 are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net actuarial loss (gain)	$15,471	$17,105	$8,014	$8,784	$10,227	$10,130	$(497)	$(620)	$(682)
Prior service cost	—	—	—		—	—	69	75	81
	$15,471	$17,105	$8,014	$8,784	$10,227	$10,130	$(428)	$(545)	$(601)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income for the year ended December 31 are as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
Actuarial loss (gain)	$(1,178)	$9,251	$(994)	$934	$4	$(113)
Amortization of actuarial (gain) loss	(457)	(159)	(275)	(249)	121	158
Prior Service credit	—	—	—	—	(6)	(6)
Total recognized in other comprehensive income (loss)	$(1,635)	$9,092	$(1,269)	$685	$119	$39
The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.5 million. The estimated actuarial gain for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post- Retirement Benefit Plans
	2015	2014	2015	2014	2015	2014
Discount rate	4.05%	3.73%	3.90%	3.50%	4.05%	3.73%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Post-Retirement Benefit Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.73%	4.57%	3.67%	3.50%	4.40%	4.20%	3.73%	4.57%	3.67%
Expected return on plan assets	7.50%	7.50%	7.50%	4.60%	5.80%	5.80%	N/A	N/A	N/A
The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2016.
Our current investment allocation target for our pension plans for 2015 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation		U.S. Pension Plans		Non-U.S. Pension Plans
	U.S.	Non-U.S.	2015	2014	2015	2014
Cash and cash equivalents	—	—	1.2	0.1	0.4	0.5
Equity/balanced securities	55	60	51.0	54.1	61.1	59.3
Fixed income securities	25	40	24.0	24.4	38.5	39.3
Real estate	20	—	23.8	21.4	—	0.9
	100%	100%	100%	100%	100%	100%

The following descriptions relate to our plan assets:
Equity Securities — The equity category includes common stocks issued by U.S., United Kingdom and other international companies, equity funds that invest in common stocks and unit linked insurance policies. All equity investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.
Balanced — The balanced category includes funds primarily invested in a mix of equity and fixed income securities where the allocations are at the discretion of the investment manager. All investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.
Fixed Income Securities — The fixed income category includes U.S. dollar-denominated and United Kingdom and other international marketable bonds and convertible debt securities as well as fixed income funds that invest in these instruments. All investments generally allow near-term liquidity and are held in issues that are actively traded to facilitate transactions as minimum cost.
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
The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$551	$551	$—	$—
Equities:
U.S. large value	4,222	4,222	—	—
U.S. large growth	3,961	3,961	—	—
International blend	7,874	—	7,874	—
Emerging markets	2,429	2,429	—	—
Balanced	20,528	—	20,528	—
Fixed income securities:
Government bonds	4,298	—	4,298	—
Corporate bonds	17,368	—	17,368	—
Real Estate:	—
U.S. property	8,645	—	—	8,645
Total pension fund assets	$69,876	$11,163	$50,068	$8,645

	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$223	$223	$—	$—
Equities:
U.S. large value	4,356	4,356	—	—
U.S. large growth	4,213	4,213	—	—
International blend	6,490	—	6,490	—
International growth	2,590	2,590	—	—
Emerging markets	2,656	2,656	—	—
Balanced	20,202	—	20,202	—
Fixed income securities:
Government bonds	4,540	—	4,540	—
Corporate bonds	18,186	—	18,186	—
Real Estate:	—
U.S. property	7,622	—	—	7,622
U.K. property	335	—	—	335
Total pension fund assets	$71,413	$14,038	$49,418	$7,957

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2015	2014
Beginning balance	$7,957	$9,610
Actual return on plan assets:
Relating to assets held at reporting date	1,018	903
Relating to assets sold during the period	2	231
Purchases, sales and settlements, net	(322)	(2,204)
Foreign currency translation adjustment	(10)	(583)
Ending balance	$8,645	$7,957

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually to 5% through 2018 and remain constant thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for other post-retirement benefit plans.
Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2015 other post-retirement benefit results (in thousands):

Increase (Decrease) from change in health care cost trend rates	1 Percentage Point Increase	1 Percentage Point Decrease
Other post-retirement benefit expense	$2	$(2)
Other post-retirement benefit liability	$8	$(8)
The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

Year	Pension Plans	Other Post- Retirement Benefit Plans
2016	$3,863	$74
2017	$3,894	$77
2018	$4,134	$68
2019	$4,377	$46
2020	$4,570	$32
2021 to 2025	$23,729	$106

15.	Accumulated Comprehensive Income (Loss)
The activity for each item of accumulated other comprehensive income is as follows (in thousands):

	Foreign currency items	Pension and postretirement benefits plans	Accumulated other comprehensive loss
Beginning balance, January 1, 2014	$(11,907)	$(14,401)	$(26,308)
Net current period change	(4,600)	(6,633)	(11,233)
Reclassification adjustments for losses reclassified into income	—	253	253
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)
Net current period change	(4,572)	1,720	(2,852)
Reclassification adjustments for losses reclassified into income	—	486	486
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)

The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2015 and 2014 are as follows:

2015	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit	$2,169	$(449)	$1,720
Reclassification of actuarial loss and prior service cost to net income	616	(130)	486
Net unrealized loss	2,785	(579)	2,206
Cumulative translation adjustment	(4,596)	24	(4,572)
Total other comprehensive income (loss)	$(1,811)	$(555)	$(2,366)

2014	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit	$(10,071)	$3,438	$(6,633)
Reclassification of actuarial loss and prior service cost to net income	256	(3)	253
Net unrealized loss	(9,815)	3,435	(6,380)
Cumulative translation adjustment	(4,637)	37	(4,600)
Total other comprehensive income (loss)	$(14,452)	$3,472	$(10,980)

16.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2015 and 2014 (in thousands, except per share amounts):

	Revenues	Gross Profit	Operating Income	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders[1]
2015:
First	$220,303	$29,074	$11,198	$3,593	$3,592	$0.12	$0.12
Second	$217,617	$29,506	$11,588	$3,205	$3,205	$0.11	$0.11
Third	$202,729	$27,890	$9,946	$2,554	$2,554	$0.09	$0.09
Fourth	$184,692	$24,352	$5,294	$(2,291)	$(2,291)	$(0.08)	$(0.08)
2014:
First	$198,071	$24,304	$5,448	$(508)	$(506)	$(0.02)	$(0.02)
Second	$215,996	$28,185	$9,047	$2,739	$2,739	$0.09	$0.09
Third	$213,802	$28,426	$9,705	$1,163	$1,162	$0.04	$0.04
Fourth	$211,874	$26,773	$9,494	$4,237	$4,235	$0.15	$0.15

(1)	See Note 11 for discussion on the computation of diluted shares outstanding.
The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

17.	Restructuring

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s footprint and capacity utilization, and reductions to selling, general and administrative costs. The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. These actions are expected to lower operating costs beginning in the first quarter of 2016.

The restructuring plan approved by the Board of Directors includes the following key activities:

•
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility. The closure was announced on December 3, 2015. The closure and subsequent transfer of production will improve our manufacturing capacity utilization in our wire harness business. We expect the closure to be completed in the second quarter of 2016. The costs are expected to approximate $0.6 million in cost of sales, consisting of $0.3 million in employee separation costs and $0.3 million in costs to move equipment and facility lease costs. Capital investment is expected to approximate $0.1 million. Employee separation costs were recorded totaling $0.1 million in cost of sales during the year ended December 31, 2015.

•	The closure of an administrative office in China and reduction in workforce occurred in the fourth quarter of 2015. The employee separation costs were $0.2 million in cost of sales.

•
The closure of additional manufacturing capacity and transfer of production to existing facilities is expected to occur between the first quarter of 2016 and the fourth quarter of 2017. The closures and subsequent transfers of production will further improve our manufacturing capacity utilization. The restructuring activities and associated capital expenditures are expected to total approximately $10 million to $14 million in cost of sales, consisting of $3 million to $4 million in employee separation costs, $5 million to $7 million in costs to move equipment and $2 million to $3 million of capital investment. Costs were recorded in 2015 of $0.3 million in employee separation costs in cost of sales and $0.2 million in selling, general and administrative expense for employee separation costs.

In 2014, management began the closure of its Tigard, Oregon facility and completed the closure in the third quarter of 2015. The closure and transfer of production to other facilities cost $2.4 million and is reflected in cost of sales, of which $1.2 million was incurred in each of the years ended December 31, 2015 and 2014. Of the $2.4 million incurred, $0.6 million pertained to employee separation costs and $1.8 million pertained to costs to move equipment, perform building repairs and other related expenditures.

A summary of the restructuring liability for the years ended December 31 is as follows (in thousands):

	2015
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - Beginning of the year	$531	$72	$603
Provisions	790	1,542	2,332
Utilizations	(779)	(1,571)	(2,350)
Balance - End of year	$542	$43	$585

	2014
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - Beginning of the year	—	198	198
Provisions	541	780	1,321
Utilizations	(10)	(906)	(916)
Balance - End of year	$531	$72	$603

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on matters of accounting and financial disclosures or reportable events.

Item 9A.	Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Commercial Vehicle Group, Inc.:
We have audited Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company and its subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Commercial Vehicle Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
March 10, 2016

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant
The following table sets forth certain information with respect to our current directors as of March 10, 2016:

Name	Age	Principal Position(s)
Richard A. Snell	74	Chairman and Director
Patrick E. Miller	48	President, Chief Executive Officer and Director
Scott C. Arves	59	Director
Harold Bevis	56	Director
David R. Bovee	66	Director
Roger Fix	62	Director
Robert C. Griffin	68	Director
The following biographies describe the business experience of our directors:
Scott C. Arves has served as a Director since July 2005. From January 2007 to June 2015, Mr. Arves served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006. Mr. Arves brings over 30 years of transportation experience to his role as Director, including 19 years of P & L experience and 16 years as a Division President or Chief Executive Officer.
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
Robert C. Griffin has served as a Director since July 2005. His career spanned over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of GSE Holdings, Inc., from December 2011 to August 2014 where he was Chairman of the Board and a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Griffin serves as a Director of Builders FirstSource, Inc., where he is Chairman of the Audit Committee, a member of the Compensation Committee and the Nominating Committee and was Chairman of their Special Committee in 2009 and 2015, and as a Director of The J.G. Wentworth Company where he is currently Chairman of the Audit Committee. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.
Patrick E. Miller has served as President and Chief Executive Officer since November 2015 and a Director since November 2015. Mr. Miller, who most recently was President of the Company’s Global Truck & Bus Segment, has been with the Company since 2005. During this time, he served in the capacity of Senior Vice President & General Manager of Aftermarket; Senior Vice President of Global Purchasing; Vice President of Global Sales; Vice President & General Manager of North American Truck and Vice President & General Manager of Structures. Prior to joining the Company, Mr. Miller held engineering, sales, and operational leadership positions with Hayes Lemmerz International, Alcoa, Inc. and ArvinMeritor. He holds a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the Harvard University Graduate School of Business.
Richard A. Snell has served as a Director since August 2004 and as Chairman since March 2010. He has served as Chairman and Chief Executive Officer of Qualitor, Inc. from May 2005 until April 2015 and as an Operating Partner at HCI Partners from 2003 to December 2015. Mr. Snell served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, where he served from 1996 to 2000, and as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer, where he was employed from 1987 to 1996. Mr. Snell served as a Director of Schneider National, Inc., a multi-national trucking company, and as a member of their Compensation and Governance Committees from 1996 to 2011.

B.	Executive Officers
Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2016 Proxy Statement.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2012 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2016 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our fourth amended and restated equity incentive plan and our management stock option plan. The following table summarizes the number of stock options granted, net of forfeitures and exercises, and shares of restricted stock awarded and issued, net of forfeitures and shares on which restrictions have lapsed, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	—	$—	1,279,573
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	—
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2016 Proxy Statement.

Item 13	Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2016 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule of the Corporation and its subsidiaries is included herein:
Schedule II — Valuation and Qualifying Accounts and Reserves.
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015, 2014 and 2013
Accounts Receivable Allowances:
Transactions for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Balance — Beginning of the year	$2,808	$2,302	$3,393
Provisions	4,640	5,225	2,520
Utilizations	(2,828)	(4,659)	(3,607)
Currency translation adjustment	(81)	(60)	(4)
Balance — End of the year	$4,539	$2,808	$2,302
Income Tax Valuation Allowance:
Transactions for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Balance — Beginning of the year	$11,770	$17,189	$17,492
Provisions	3,436	928	2,640
Utilizations	(802)	(6,347)	(2,943)
Balance — End of the year	$14,404	$11,770	$17,189
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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated as of May 15, 2015 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 15, 2015).

3.4	Amended and Restated By-laws of the Company (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

3.5
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

4.14
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement made as of March 31, 2015 (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 8, 2015).

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

10.10*	Commercial Vehicle Group, Inc. 2014 Bonus Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 9, 2014).

10.11*	Commercial Vehicle Group, Inc. 2015 Bonus Plan (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 8, 2015).

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

10.31*
Employment Offer Letter agreement between the Company and Mr. Saoud effective as of June 12, 2015 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on June 16, 2015).

10.32*
The Change in Control & Non-Competition Agreement effective as of June 12, 2015 with Joseph Saoud (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on June 12, 2015).

10.33*	Employment Offer letter, dated October 7, 2013, to Brent Walters (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 8, 2015).

10.34*
Change in Control & Non-Competition Agreement dated October 24, 2014 with Brent Walters (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on October 24, 2015).

10.35*	Separation Agreement between the Company and Mr. Walters dated November 21, 2015.

10.36*	Separation Agreement between the Company and Mr. Lavin dated November 20, 2015 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 23, 2015).

10.37*	Employment Offer letter, dated June 20, 2014, to Ulf Lindqwister.

10.38*	The Change in Control & Non-Competition Agreement effective as of August 24, 2014 with Ulf Lindqwister.

10.39*	Separation Agreement between the Company and Mr. Lindqwister dated November 20, 2015.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Patrick E. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by C. Timothy Trenary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ Patrick E. Miller
Patrick E. Miller
President and Chief Executive Officer
Date: March 10, 2016
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated March 10, 2016.

Signature	Title

/s/ Richard A. Snell	Chairman and Director
Richard A. Snell

/s/ Patrick E. Miller	President, Chief Executive Officer
Patrick E. Miller	(Principal Executive Officer) and Director

/s/ Scott C. Arves	Director
Scott C. Arves

/s/ Harold Bevis	Director
Harold Bevis

/s/ David Bovee	Director
David Bovee

/s/ Roger Fix	Director
Roger Fix

/s/ Robert C. Griffin	Director
Robert C. Griffin

/s/ C. Timothy Trenary	Chief Financial Officer
C. Timothy Trenary	(Principal Financial Officer)

/s/ Stacie N. Fleming	Chief Accounting Officer
Stacie N. Fleming	(Principal Accounting Officer)