Form 10-K/A
period 2015-12-31
Commercial Vehicle Group, Inc.
filed 2016-03-15
CIK 1290900

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

EXPLANATORY NOTE
Commercial Vehicle Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include the correctly dated Consent of our Independent Registered Public Accounting Firm as Exhibit 23.1. Exhibit 23.1 that was filed with our timely filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015 was incorrectly dated March 10, 2015. This Amendment No. 1 makes no other changes to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 11, 2016.

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of KPMG LLP.

31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
Date: March 15, 2016

4