Form 10-Q
period 2016-03-31
Commercial Vehicle Group, Inc.
filed 2016-05-05
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 5, 2016 was 30,622,069 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	(As Adjusted) December 31, 2015
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$97,797	$92,194
Accounts receivable, net of allowances of $4,180 and $4,539, respectively	135,102	130,240
Inventories	71,412	75,658
Other current assets	11,077	10,185
Total current assets	315,388	308,277
Property, plant and equipment, net of accumulated depreciation of $136,116 and $134,598, respectively	67,782	70,961
Goodwill	7,838	7,834
Intangible assets, net of accumulated amortization of $6,129 and $5,838, respectively	16,661	16,946
Deferred income taxes	24,607	25,253
Other assets, net	4,518	4,771
Total assets	$436,794	$434,042
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$61,924	$66,657
Accrued liabilities	51,732	48,196
Total current liabilities	113,656	114,853
Long-term debt	232,560	232,363
Pension and other post-retirement benefits	17,196	17,233
Other long-term liabilities	3,767	3,663
Total liabilities	367,179	368,112
Stockholders’ Equity:
Preferred stock: $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.01 par value, (60,000,000 shares authorized; 29,448,779 shares issued and outstanding)	294	294
Treasury stock purchased from employees; 879,404 shares	(7,039)	(7,039)
Additional paid-in capital	235,468	234,760
Retained loss	(119,868)	(122,431)
Accumulated other comprehensive loss	(39,240)	(39,654)
Total stockholders’ equity	69,615	65,930
Total liabilities and stockholders’ equity	$436,794	$434,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Revenues	$180,291	$220,303
Cost of Revenues	154,587	191,229
Gross Profit	25,704	29,074
Selling, General and Administrative Expenses	16,790	17,540
Amortization Expense	334	336
Operating Income	8,580	11,198
Interest and Other Expense	4,857	5,097
Income Before Provision for Income Taxes	3,723	6,101
Provision for Income Taxes	1,160	2,508
Net Income	2,563	3,593
Less: Non-controlling interest in subsidiary’s income	—	1
Net Income Attributable to CVG Stockholders	$2,563	$3,592
Earnings per Common Share:
Basic and Diluted	$0.09	$0.12
Weighted Average Shares Outstanding:
Basic	29,449	29,149
Diluted	29,509	29,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	(In thousands)
Net income	$2,563	$3,593
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	305	(3,008)
Minimum pension liability, net of tax	109	61
Other comprehensive income (loss)	414	(2,947)
Comprehensive income	$2,977	$646
Less: Comprehensive income attributed to non-controlling interests	—	1
Comprehensive income attributable to CVG stockholders	$2,977	$645
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2015	29,449	$294	$(7,039)	$234,760	$(122,431)	$(39,654)	$65,930
Share-based compensation expense	—	—	—	708	—	—	708
Total comprehensive income	—	—	—	—	2,563	414	2,977
BALANCE - March 31, 2016	29,449	294	(7,039)	235,468	(119,868)	(39,240)	69,615
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March,
	2016	2015
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$2,563	$3,593
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,411	4,478
Impairment of equipment held for sale	616	—
Provision for doubtful accounts and bad debt	1,308	825
Noncash amortization of debt financing costs	210	223
Pension plan contribution	(759)	(640)
Shared-based compensation expense	708	665
Loss on disposal of assets	132	108
Deferred income taxes	968	2,094
Noncash (gain) loss on forward currency exchange contracts	(172)	161
Change in other operating items:
Accounts receivable	(5,961)	(19,211)
Inventories	4,549	1,340
Accounts payable	(5,327)	17,197
Other operating activities, net	3,675	5,161
Net cash provided by operating activities	6,921	15,994
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,664)	(2,710)
Proceeds from disposal/sale of property, plant and equipment	—	60
Premium payments for life insurance	—	(39)
Net cash used in investing activities	(1,664)	(2,689)

Effect of Foreign Currency Exchange Rate Changes on Cash	346	(2,209)

Net Increase in Cash	5,603	11,096

Cash:
Beginning of period	92,194	70,091
End of period	$97,797	$81,187
Supplemental Cash Flow Information:
Cash paid for interest	$75	$43
Cash paid for income taxes, net	$345	$661
Unpaid purchases of property and equipment included in accounts payable	$621	$209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. is a Delaware (USA) corporation. We were formed as a privately-held company in August 2000. We became a publicly held company in 2004. The company and its subsidiaries (the “Company” or “CVG”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD/HD Truck”) market, the medium- and heavy-duty construction vehicle market, and the bus, agriculture, military, specialty transportation, mining, industrial equipment and off-road recreational markets.
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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2015 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 11, 2016. Unless otherwise indicated, all amounts are in thousands, except per share amounts.
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
The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive mining and military industries in North America, Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 identifies areas for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within. The Company anticipates this standard may impact our presentation of income tax effects of share-based compensation and may impact expense resulting from the change in the calculation of forfeitures.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) - Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)." ASU 2016-08 provides clarification established by the FASB-IASB Joint Transition Resources Group regarding the implementation of the new revenue recognition guidance specific to principal versus agent considerations. The effective date is consistent with the effective date of ASU 2014-09. The mandatory adoption date is January 1, 2018, with an early adoption date of January 1, 2017. The Company is evaluating the impact of ASU 2016-08 and its application as it relates to the new revenue recognition guidance and its contracts with customers.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019. The Company is assessing the impact of this pronouncement in 2016 and anticipates this pronouncement will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities associated with leases that were not included in the balance sheet under existing accounting guidance.
Accounting Pronouncements Implemented in the Period
Pursuant to ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," issued in April 2015, and ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," issued in August 2015, the Company now presents the carrying value of its long-term debt net of associated deferred financing charges, previously presented as a part of other long-term assets. This change in accounting principal was also made to 2015 results to consistently present debt and associated debt issuance costs in accordance with ASU 2015-03. In order to conform with ASU 2015-03, we reclassified deferred financing fees associated with our long-term debt totaling $2.6 million from other assets to net against long-term debt of $235.0 million at December 31, 2015.

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

Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our derivative assets and liabilities are categorized as follows:

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$35	$—	$35	$—	$36	$—	$36	$—
Derivative liabilities [1]	$352	$—	$352	$—	$524	$—	$524	$—
 1 Based on observable market transactions of spot and forward rates.
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
The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2016		December 31, 2015 (as adjusted)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net	$232,560	$194,960	$232,363	$190,063
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2.
There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2016, except for an impairment of $0.6 million recognized for an asset held for sale during the quarter based on the estimated selling price less selling costs of $0.8 million. The impairment was recorded in selling, general and administrative expense in the Statement of Income. The assets are classified as Level 2. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2015.
4. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 29,448,779 shares were issued and outstanding as of March 31, 2016 and December 31, 2015.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of March 31, 2016 and December 31, 2015.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2016 and 2015 includes the effects of potential common shares consisting of common stock issuable upon exercise of outstanding stock options and restrictive stock when dilutive.

	Three Months Ended March 31,
	2016	2015
Net income attributable to common stockholders — basic and diluted	$2,563	$3,592
Weighted average number of common shares outstanding	29,449	29,149
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	60	57
Dilutive shares outstanding	29,509	29,206
Basic and diluted earnings per share attributable to common stockholders	$0.09	$0.12
For the three months ended March 31, 2016, diluted earnings per share did not include 388 thousand antidilutive outstanding restricted stock awards. For the three months ended March 31, 2015, diluted earnings per share did not include 20 thousand antidilutive restricted stock awards.
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
The following table summarizes information about restricted stock grants as of March 31, 2016:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$0.4	7
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$1.2	19
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$0.1	19
July 2015	38,772	cliff vest as of October 20, 2018	$0.2	31
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	$1.5	31
October 2015	138,888	fully vests as of October 20, 2016	$0.3	7
January 2016	23,852	3 equal annual installments commencing on October 20, 2016	$0.1	31
March 2016	38,758	3 equal annual installments commencing on October 20, 2016	$0.1	31
As of March 31, 2016, there was approximately $3.9 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant. As of March 31, 2016 and 2015, we estimated a forfeiture rate of 8.8% and 11.1%, respectively.
The following table summarizes information about the non-vested restricted stock grants for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	1,128	$4.24	915	$6.96
Granted	63	2.49	—	—
Vested	—	—	—	—
Forfeited	(18)	4.86	(37)	6.90
Nonvested at March 31	1,173	$4.35	878	$6.97

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

Grant Date	Vesting Schedule	Grant Amount	Forfeitures/Adjustments	Payments	Balance at March 31, 2016	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2013	October 2016	$1,351	$(1,033)	$—	$318	$—	6
November 2014	October 2017	2,087	(1,062)	—	1,025	513	18
November 2015	October 2018	1,487	—	$—	1,487	1,240	30
		$4,925	$(2,095)	$—	$2,830	$1,753
Compensation expense was recognized totaling $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$48,855	$52,647
Work in process	8,372	8,776
Finished goods	14,185	14,235
	$71,412	$75,658
Inventories on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
9. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our goodwill is attributable to the GTB Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test.
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
Our definite-lived intangible assets were comprised of the following:

	March 31, 2016				December 31, 2015
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23	$8,440	$(2,945)	$5,495	$8,440	$(2,894)	$5,546
Customer relationships	15	14,350	(3,184)	11,166	14,344	(2,944)	11,400
		$22,790	$(6,129)	$16,661	$22,784	$(5,838)	$16,946
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended March 31, 2016 and 2015. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2016 and for each of the five succeeding years is $1.3 million.
The changes in the carrying amounts of goodwill are as follows:

	March 31, 2016	December 31, 2015
Balance — Beginning	$7,834	$8,056
Currency translation adjustment	4	(222)
Balance — Ending	$7,838	$7,834
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
The following represents a summary of the warranty provision for the three months ended March 31, 2016:

Balance — December 31, 2015	$7,580
Provision for new warranty claims	435
Change in provision for preexisting warranty claims	143
Deduction for payments made	(801)
Currency translation adjustment	(42)
Balance — March 31, 2016	$7,315
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future.. As of March 31, 2016, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
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
11. Debt and Credit Facilities
Debt consisted of the following:

	March 31, 2016	December 31, 2015 (as adjusted)
7.875% senior secured notes due April 15, 2019	$232,560	$232,363

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
The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of March 31, 2016. On and after April 15, 2015, the Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, plus a redemption premium if redeemed during the 12-month period commencing on April 15, 2016 at 101.969% and thereafter at 100%.
On October 15, 2015, we redeemed $15.0 million of the $250.0 million outstanding 7.875% notes. The redemption price for the 7.875% notes was equal to 103.938% of the principal amount of the 7.875% notes. Upon the partial redemption by the Company of the 7.875% notes, which occurred on November 14, 2015, $235 million of the 7.875% notes remain outstanding. Based on ASU No. 2015-03 the unamortized deferred financing fees of $2.4 million and $2.6 million are netted against the book value of the outstanding long term debt to arrive at a balance of $232.6 million and $232.4 million as of March 31, 2016 and December 31, 2015, respectively, and are being amortized over the remaining life of the agreement.

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
The size of the revolving credit facility was unchanged by the Second ARLS Agreement and remains at $40 million, but the borrowers may request an increase in revolver commitments from time to time in an aggregate amount of up to $35 million, as long as the requested increase does not breach any subordinated debt agreement of the borrowers or the indenture governing the Company’s 7.875% senior secured notes due 2019. Availability under the revolving credit facility is subject to borrowing base limitations and an availability block equal to the amount of debt and foreign cash management services Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ $10,000,000	1.00%	2.00%
As of March 31, 2016 and December 31, 2015, we had approximately $0.1 million in deferred fees associated with our revolving credit facility. The deferred fees were being amortized over the remaining life of the agreements.
As of March 31, 2016 and December 31, 2015, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of March 31, 2016, the applicable margin was set at Level III.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2015 through March 31, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2016.
The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of March 31, 2016.
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
As of March 31, 2016, we were in compliance with the customary restrictive covenants and events of default under the Second ARLS Agreement.
12. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2011. We currently have no income tax examinations in process.
As of March 31, 2016, we accrued $0.5 million of unrecognized tax benefits related to federal, state and foreign jurisdictions, all of which impact our effective tax rate, if recognized. The unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are carried forward as net operating losses and tax credits. When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.2 million interest and penalties as of March 31, 2016.
During the three months ended March 31, 2016, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. We are not aware of any events that could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would be required.
At March 31, 2016, due to cumulative losses and other factors, we continued to carry valuation allowances against the deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

13. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items as of and for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$116,283	$64,008	$—	$180,291
Intersegment Revenues	219	1,761	(1,980)	—
Total Revenues	$116,502	$65,769	$(1,980)	$180,291
Gross Profit	$17,823	$8,306	$(425)	$25,704
Depreciation and Amortization Expense	$2,034	$1,521	$856	$4,411
Selling, General & Administrative Expenses	$6,495	$4,491	$5,804	$16,790
Operating Income	$11,029	$3,780	$(6,229)	$8,580
Capital and Other Items:
Capital Expenditures	$904	$1,185	$196	$2,285
Other Items [1]	$91	$110	$687	$888
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.1 million in each of the GTB and GCA Segments, and $0.6 million in corporate pertaining to a write down of an asset held for sale and $0.1 million in severance costs.

	Three months ended March 31, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$145,805	$74,498	$—	$220,303
Intersegment Revenues	100	3,549	(3,649)	—
Total Revenues	$145,905	$78,047	$(3,649)	$220,303
Gross Profit	$21,346	$8,691	$(963)	$29,074
Depreciation and Amortization Expense	$2,224	$1,516	$738	$4,478
Selling, General & Administrative Expenses	$6,946	$5,041	$5,553	$17,540
Operating Income	$14,100	$3,614	$(6,516)	$11,198
Capital and Other Items:
Capital Expenditures	$1,082	$1,514	$323	$2,919
Other Items [1]	$679	$—	$—	$679
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment of $0.7 million in the GTB Segment.
14. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short positions. As of March 31, 2016, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in cost of revenue in our consolidated statements of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.

The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2016		December 31, 2015
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$14,371	$14,474	$15,490	$15,479
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$35	Other current assets	$36

	Liability Derivatives
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$352	Accrued liabilities	$524
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives not designated as hedging instruments:

		Three Months Ended March 31,
		2016	2015
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$173	$(161)

15. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss) is as follows:

	Foreign currency items	Pension and postretirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	289	—	289
Reclassification adjustments for losses reclassified into income	—	109	109
Ending balance, March 31, 2016	$(20,790)	$(18,466)	$(39,256)

	Foreign currency items	Pension and postretirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)
Net current period change	(3,008)	—	(3,008)
Reclassification adjustments for losses reclassified into income	—	61	61
Ending balance, March 31, 2015	$(19,515)	$(20,720)	$(40,235)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

Three Months Ended March 31, 2016	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	143	(34)	109
Cumulative translation adjustment	$305	$—	$305
Total other comprehensive income	$448	$(34)	$414

Three Months Ended March 31, 2015	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	95	(34)	61
Cumulative translation adjustment	$(3,008)	$—	$(3,008)
Total other comprehensive loss	$(2,913)	$(34)	$(2,947)
16. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. All of our pension plans are inactive or frozen to new employees. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Service cost	$32	$29	$—	$—	$—	$—
Interest cost	469	463	359	366	4	4
Expected return on plan assets	(678)	(668)	(398)	(395)	—	—
Amortization of prior service cost	—	—	—	—	2	2
Recognized actuarial loss (gain)	107	117	55	6	(25)	(30)
Net (benefit) cost	$(70)	$(59)	$16	$(23)	$(19)	$(24)
We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2016. As of March 31, 2016, $0.8 million of contributions have been made to our pension plans.

17.	Restructuring

Current Restructuring Activity

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s footprint and capacity utilization, and reductions to selling, general and administrative costs. The restructuring activities and associated capital expenditures, including the Edgewood facility transfer and other restructuring activity not yet announced, are expected to total approximately $10 million to $14 million in cost of revenues, consisting of $3 million to $4 million in employee separation costs, $5 million to $7 million in costs to move equipment and $2 million to $3 million of capital investment. The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017.
Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015. The closure and subsequent transfer of production from Edgewood to Agua Prieta will improve our manufacturing capacity utilization in our wire harness business. We expect the closure to be completed in the second quarter of 2016. Total costs are expected to approximate $0.6 million in cost of revenues, consisting of employee related costs of approximately $0.3 million, and non-cash expense related to the write-down of certain assets, capital expenditures, and facility exit and other contractual costs of approximately $0.3 million.
During the three months ended March 31, 2016, employee separation costs recorded totaled $0.1 million in cost of revenues. We estimate additional separation costs of approximately $0.1 million to $0.2 million and facility and other related costs of approximately $0.3 million to $0.4 million to complete the restructuring.
Additional Restructuring
During the three months ended March 31, 2016, employee separation costs related to these actions were recorded totaling $0.1 million in selling, general and administrative expense and facilities and other related costs were recorded totaling $0.1 million in cost of revenues. We estimate additional separation costs of approximately $3 million to $4 million and facility and other related costs of $7 million to $10 million to complete the restructuring, of which $2 million to $3 million will be capital expenditures, to occur between the second quarter of 2016 and the fourth quarter of 2017.
Included in additional restructuring activity is the Company's plans to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. For further details see Footnote 18.
Prior Year Restructuring Activity
In 2014, management announced the closure and transfer of production from our Tigard, Oregon facility and completed the closure in the third quarter of 2015. The closure and transfer of production to other facilities, building repairs and other related expenses totaled $0.7 million in the three months ended March 31, 2015 and is reflected in cost of revenues.
A summary of the restructuring liability for the three months ended March 31 is as follows (in thousands):

	2016
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - December 31, 2015	$542	$43	$585
Provisions	208	65	273
Utilizations	(155)	(40)	(195)
Balance - March 31, 2016	$595	$68	$663

	2015
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - December 31, 2014	$531	$72	$603
Provisions	36	643	679
Utilizations	(105)	(643)	(748)
Balance - March 31, 2015	$462	$72	$534

18. Subsequent Events

On May 2, 2016, the Company announced plans, pending negotiations with the hourly employees' union representative, to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. The transfer of seat production is a part of the Company's ongoing restructuring plan discussed in Footnote 17. The Company will continue to maintain a presence in Piedmont for our Aftermarket distribution channel. We anticipate restructuring charges of $3.0 million to $4.0 million to be incurred between the second and fourth quarters of 2016, consisting of employee related costs of $1.0 million to $1.5 million, capital expenditures of $0.3 million to $0.5 million, and facility and other contractual costs of $1.7 million to $2.0 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis presented below is concerned with material changes in financial condition and results of operations for our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).
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
Business Overview
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 31% from 246,000 in 2013 to 323,000 in 2015. According to a February 2016 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 237,000 in 2016 and gradually increase to 327,000 in 2020. We believe the demand for Class 8 vehicles in 2016 will be between 230,000 to 250,000 and will be driven by several factors, including growth in freight volumes and the replacement of aging vehicles. ACT estimates that the average age of active U.S. Class 8 trucks is 10.6 years in 2015 and 2016, which is consistent with the average age in 2014. As vehicles age, their maintenance costs typically increase. ACT forecasts that the vehicle age will decline as aging fleets are replaced.
The North American Class 5-7 production has steadily increased from 201,000 in 2013 to 237,000 in 2015. According to a February 2016 report by ACT Research, North American Class 5-7 production levels are expected to be relatively flat in 2016 at 236,000 and gradually increase to 274,000 in 2020. We believe the demand for North American Class 5-7 through 2016 will be relatively stable.
In the first three months ended March 31, 2016, approximately 43% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific interior styling. In addition, certain of our products are only utilized in North American Class 8 market, such as our storage systems, sleeper boxes and privacy curtains, and, as a result, changes in demand for heavy-duty trucks or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

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
Strategic Footprint
We continuously review our manufacturing footprint to ensure we efficiently utilize our resources. In November 2015, management announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8.0 to $12.0 million annually when fully implemented as of the end of 2017. Pre-tax costs associated with these actions, including associated capital investment, were $0.3 million in the three months ended March 31, 2016 and are expected to be $6.0 to $8.0 million in year ended December 31, 2016 and $4.0 to $6.0 million in 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities.

Consolidated Results of Operations
The table below sets forth certain operating data:

	Three Months Ended March 31,
	(in thousands)
	2016		2015
Revenues	$180,291	100.0%	$220,303	100.0%
Cost of revenues	154,587	85.7	191,229	86.8
Gross profit	25,704	14.3	29,074	13.2
Selling, general and administrative expenses	16,790	9.3	17,540	8.0
Amortization expense	334	0.2	336	0.2
Operating income	8,580	4.8	11,198	5.1
Interest and Other expense	4,857	2.7	5,097	2.3
Income before provision for income taxes	3,723	2.1	6,101	2.8
Provision for income taxes	1,160	0.6	2,508	1.1
Net income	2,563	1.4	3,593	1.6
Less: Non-controlling interest in subsidiary’s income	—	—	1	—
Net income attributable to CVG stockholders	$2,563	1.4%	$3,592	1.6%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Consolidated Results
Revenues. On a consolidated basis, revenues decreased $40.0 million, or 18.2%, to $180.3 million in the three months ended March 31, 2016 from $220.3 million in the three months ended March 31, 2015. The net decrease in consolidated revenue is primarily a result of:

•	a $28.7 million, or 27.1%, decrease in OEM North American MD/HD Truck revenues;

•	a $10.8 million, or 24.2%, decrease in construction revenues;

•	a $1.9 million, or 5.9%, decrease in aftermarket revenues; and

•

•	a $1.4 million, or 3.8%, increase in other revenues.
The first quarter revenues were adversely impacted by foreign currency exchange translation of $1.9 million, which is reflected in the change in revenue above.
Gross Profit. Gross profit decreased $3.4 million, to $25.7 million for the three months ended March 31, 2016 compared to $29.1 million in the three months ended March 31, 2015. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $36.6 million, or 19.2%, resulting from a decrease in raw material and purchased component costs of $26.8 million, a decrease in wages and benefits of $2.8 million, and a decrease in overhead costs of $7.0 million. The decrease in gross profit resulted primarily from the decrease in sales volume. Additionally, the first quarter of 2016 results included $0.1 million in charges compared to $0.7 million in the prior year period in 2015 relating to facility restructuring costs. As a percentage of revenues, gross profit increased to 14.3% for the three months ended March 31, 2016 compared to 13.2% for the three months ended March 31, 2015 reflecting our focused efforts on cost discipline.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $0.7 million, or 4.3%, to $16.8 million in the three months ended March 31, 2016 from $17.5 million in the three months ended March 31, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline, offset in part by the impairment of an asset held for sale of $0.6 million and $0.1 million in severance costs in the three months ended March 31, 2016.
Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $4.9 million and $5.1 million in the three months ended March 31, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.

Provision for Income Taxes. An income tax provision of approximately $1.2 million and $2.5 million was recorded for the three months ended March 31, 2016 and 2015, respectively. The period over period change in the tax provision resulted primarily from the decrease of pretax earnings, as well as the mix of income between our U.S. and non-U.S. locations. Additional items impacting the tax provisions included earnings or losses in foreign tax jurisdictions subject to valuation allowances.
Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $2.6 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net income is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended March 31,
	2016		2015
	(amounts in thousands)
Revenues	$116,502	100.0%	$145,905	100.0%
Gross Profit	$17,823	15.3	$21,346	14.6
Depreciation and Amortization Expense	$2,034	1.7	$2,224	1.5
Selling, General & Administrative Expenses	$6,495	5.6	$6,946	4.8
Operating Income	$11,029	9.5	$14,100	9.7
Revenues. GTB Segment revenues decreased $29.4 million, or 20.2%, to $116.5 million for the three months ended March 31, 2016 from $145.9 million for the three months ended March 31, 2015. The decrease in GTB Segment revenues is primarily a result of:

•	a $28.7 million, or 28.0%, decrease in OEM North American MD/HD Truck revenues; and

•	a $0.7 million, or 1.6%, decrease in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.3 million which is reflected in the change in revenue above.
Gross Profit. GTB Segment gross profit decreased $3.5 million, or 16.4%, to $17.8 million for the three months ended March 31, 2016 from $21.3 million for the three months ended March 31, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $25.9 million, or 20.8%, as a result of a decrease in raw material and purchased component costs of $18.9 million, salaries and benefits of $2.1 million and overhead cost of $4.9 million. The decrease in gross profit was primarily the result of the decrease in sales volume. Additionally, the first quarter of 2015 results included $0.7 million in charges relating to facility restructuring costs. As a percentage of revenues, gross profit increased to 15.3% for the three months ended March 31, 2016 from 14.6% for the three months ended March 31, 2015 reflecting our focused efforts on cost discipline.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $0.4 million, or 5.8%, to $6.5 million for the three months ended March 31, 2016 from $6.9 million for the three months ended March 31, 2015 reflecting a focus on cost discipline while selectively investing in value accretive activities. Also included in selling, general and administrative expenses in the three months ended March 31, 2016 were $0.1 million in restructuring charges.

Global Construction and Agriculture Segment Results

	Three Months Ended March 31,
	2016		2015
	(amounts in thousands)
Revenues	$65,769	100.0%	$78,047	100.0%
Gross Profit	$8,306	12.6	$8,691	11.1
Depreciation and Amortization Expense	$1,521	2.3	$1,516	1.9
Selling, General & Administrative Expenses	$4,491	6.8	$5,041	6.5
Operating Income	$3,780	5.7	$3,614	4.6
Revenues. GCA Segment revenues decreased $12.2 million, or 15.6%, to $65.8 million for the three months ended March 31, 2016 from $78.0 million for the three months ended March 31, 2015. The decrease in GCA Segment revenues is primarily a result of:

•	a $9.6 million, or 23.3%, decrease in OEM construction revenues resulting from an overall decline in the global construction and agriculture market;

•	a $1.9 million, or 15.4%, decrease in aftermarket revenues; and

•	a $0.7 million, or 2.9%, decrease in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $1.7 million, which is reflected in the change in revenue above.
Gross Profit. GCA Segment gross profit decreased $0.4 million, or 4.6%, to $8.3 million for the three months ended March 31, 2016 from $8.7 million for the three months ended March 31, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $11.9 million, or 17.1%, as a result of a decrease in raw material and purchased component costs of $9.6 million, wages and benefits of $0.7 million and overhead costs of $1.6 million. The decrease in gross profit was primarily a result of the decrease in volume. Additionally, the first quarter of 2016 results included $0.1 million in restructuring charges. As a percentage of revenues, gross profit increased to 12.6% for the three months ended March 31, 2016 from 11.1% for the three months ended March 31, 2015 reflecting our focused efforts on cost discipline.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.5 million or 10.0% to $4.5 million in the three months ended March 31, 2016 from $5.0 million for the three months ended March 31, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline while selectively investing in value accretive activities.
Liquidity and Capital Resources
Cash Flows
Our primary sources of liquidity during the three months ended March 31, 2016 was cash generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures, potential acquisitions and servicing of our debt through the remainder of 2016; however, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the period ended March 31, 2016.
For the three months ended March 31, 2016 net cash provided by operations was $6.9 million compared to net cash provided by operations of $16.0 million for the three months ended March 31, 2015. The decrease in cash provided by operations in the three months ended March 31, 2016 is due primarily to an increase in cash used for working capital.
For the three months ended March 31, 2016, we used $1.7 million of net cash for investing activities compared to net cash used for investing activities of $2.7 million for the three months ended March 31, 2015. The cash used for investing activities for the three months ended March 31, 2016 decreased $1.0 million. In 2016, we expect capital expenditures to be in the range of $15 million to $18 million.

For the three months ended March 31, 2016, there were no financing activities.
As of March 31, 2016, cash held by foreign subsidiaries was $28.6 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but rather intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
As of March 31, 2016, our outstanding indebtedness consisted of an aggregate of $235.0 million of 7.875% notes due 2019 (the “7.875% notes”). We had $2.5 million of outstanding letters of credit under various financing arrangements and an additional $37.5 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.
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
As of March 31, 2016, $2.4 million in deferred fees relating to our 7.875% notes were being amortized over the remaining life of the agreement. In addition, as of March 31, 2016, we had outstanding letters of credit of $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of March 31, 2016, the applicable margin was set at Level III.

We pay a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2015 through March 31, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant for the three months ending March 31, 2016.
The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in Note 11 to our consolidated financial statements in this Form 10-Q. The Company was in compliance with these covenants as of March 31, 2016.
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
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of March 31, 2016.
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
Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of March 31, 2016.
Since April 15, 2014, the Company has been entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on April 15, 2015 and 2016 of 103.938% and 101.969%, respectively. Effective April 15, 2014, the "make-whole" premium is not applicable. We evaluated the redemption premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
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
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Loan and Security Agreement will be sufficient to fund currently anticipated working capital, planned capital spending, certain strategic initiatives, potential acquisitions and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believes,” “anticipates,” “plans,” “expects,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include management’s current expectations for future periods with respect to industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, and are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. Investors are warned that actual results may differ from management’s expectations. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside of our control, such as risks relating to: (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty and medium-duty truck or construction market; (v) our failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position; (ix) our ability to comply with the financial covenants in our revolving credit facility; and (x) various other risks as outlined under the heading “Risk Factors” in our 2015 Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe there are no material changes in the quantitative and qualitative market risks since our 2015 Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A.     Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our 2015 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: May 5, 2016	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2016	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)