Form 10-Q
period 2016-06-30
Commercial Vehicle Group, Inc.
filed 2016-08-03
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 3, 2016 was 30,619,069 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	(As Adjusted) December 31, 2015
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$124,385	$92,194
Accounts receivable, net of allowances of $4,215 and $4,539, respectively	116,375	130,240
Inventories	66,977	75,658
Other current assets	11,273	10,185
Total current assets	319,010	308,277
Property, plant and equipment, net of accumulated depreciation of $136,793 and $134,598, respectively	66,482	70,961
Goodwill	7,720	7,834
Intangible assets, net of accumulated amortization of $6,408 and $6,858, respectively	16,197	16,946
Deferred income taxes	24,514	25,253
Other assets, net	4,504	4,771
Total assets	$438,427	$434,042
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$63,184	$66,657
Accrued liabilities	50,793	48,196
Total current liabilities	113,977	114,853
Long-term debt	232,758	232,363
Pension and other post-retirement benefits	16,598	17,233
Other long-term liabilities	3,942	3,663
Total liabilities	367,275	368,112
Stockholders’ Equity:
Preferred stock: $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock: $0.01 par value (60,000,000 shares authorized; 29,448,779 shares issued and outstanding)	294	294
Treasury stock purchased from employees; 879,404 shares	(7,039)	(7,039)
Additional paid-in capital	236,141	234,760
Retained loss	(117,148)	(122,431)
Accumulated other comprehensive loss	(41,096)	(39,654)
Total stockholders’ equity	71,152	65,930
Total liabilities and stockholders’ equity	$438,427	$434,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$178,251	$217,617	$358,543	$437,920
Cost of Revenues	153,920	188,111	308,507	379,340
Gross Profit	24,331	29,506	50,036	58,580
Selling, General and Administrative Expenses	15,585	17,585	32,376	35,124
Amortization Expense	319	333	652	669
Operating Income	8,427	11,588	17,008	22,787
Interest and Other Expense	4,926	5,056	9,784	10,153
Income Before Provision for Income Taxes	3,501	6,532	7,224	12,634
Provision for Income Taxes	781	3,327	1,941	5,836
Net Income	2,720	3,205	5,283	6,798
Less: Non-controlling interest in subsidiary’s income	—	—	—	1
Net Income Attributable to CVG Stockholders	$2,720	$3,205	$5,283	$6,797
Earnings per Common Share:
Basic and Diluted	$0.09	$0.11	$0.18	$0.23
Weighted Average Shares Outstanding:
Basic	29,449	29,149	29,449	29,149
Diluted	29,756	29,336	29,632	29,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$2,720	$3,205	$5,283	$6,798
Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	(713)	163	(408)	(2,845)
Minimum pension liability, net of tax	(1,143)	126	(1,034)	186
Other comprehensive (loss) income	(1,856)	289	(1,442)	(2,659)
Comprehensive income	$864	$3,494	$3,841	$4,139
Less: Comprehensive income attributed to non-controlling interests	—	—	—	1
Comprehensive income attributable to CVG stockholders	$864	$3,494	$3,841	$4,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2015	29,449	$294	$(7,039)	$234,760	$(122,431)	$(39,654)	$65,930
Share-based compensation expense	—	—	—	1,381	—	—	1,381
Total comprehensive income	—	—	—	—	5,283	(1,442)	3,841
BALANCE - June 30, 2016	29,449	294	(7,039)	236,141	(117,148)	(41,096)	71,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June,
	2016	2015
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$5,283	$6,798
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,409	8,874
Impairment of equipment held for sale	616	—
Provision for doubtful accounts and bad debt	3,200	1,985
Noncash amortization of debt financing costs	420	445
Pension plan contribution	(1,475)	(1,479)
Shared-based compensation expense	1,381	1,439
Loss on disposal of assets	164	157
Deferred income taxes	1,258	4,664
Noncash (gain) loss on forward currency exchange contracts	(467)	(42)
Change in other operating items:
Accounts receivable	9,610	(16,870)
Inventories	8,182	1,793
Accounts payable	(2,631)	17,991
Other operating activities, net	3,632	1,344
Net cash provided by operating activities	37,582	27,099
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,961)	(6,769)
Proceeds from disposal/sale of property, plant and equipment	—	60
Premium payments for life insurance	—	(44)
Net cash used in investing activities	(4,961)	(6,753)

Effect of Foreign Currency Exchange Rate Changes on Cash	(430)	(1,840)

Net Increase in Cash	32,191	18,506

Cash:
Beginning of period	92,194	70,091
End of period	$124,385	$88,597
Supplemental Cash Flow Information:
Cash paid for interest	$9,362	$9,925
Cash paid for income taxes, net	$779	$891
Unpaid purchases of property and equipment included in accounts payable	$275	$898
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
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specifically designed for applications primarily in commercial vehicles.
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
We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2015 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 11, 2016. Unless otherwise indicated, all amounts are in thousands, except share and per share amounts.
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
The GTB Segment manufactures and sells the following products:

•	Seats; Trim; sleeper boxes; and cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components primarily into North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies, and Seats for commercial, construction, agricultural, industrial, automotive mining and military industries in North America, Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
Revenue Recognition Guidance
In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition ("TRG") regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectibility criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections. The effective date is consistent with the effective date of ASU 2014-09.
In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing." ASU 2016-10 provides clarification established by the TRG regarding the implementation of the new revenue recognition guidance specific to identifying performance obligations and licensing activity. The effective date is consistent with the effective date of ASU 2014-09.
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
With respect to each of the revenue recognition guidance above, at June 30, 2016, the Company was in the first phase of implementation of its work plan, the analysis of the guidance and its impact on the Company and to our long-term customer arrangements.
Other Guidance
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 identifies areas for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within. The Company anticipates this standard may result in some volatility in income tax expense and may impact share-based compensation expense resulting from the change in the calculation of forfeitures. We anticipate adopting ASU 2016-09 in 2016.
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
Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our derivative assets and liabilities are categorized as follows:

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$548	$—	$548	$—	$36	$—	$36	$—
Derivative liabilities [1]	$373	$—	$373	$—	$524	$—	$524	$—
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
The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2016		December 31, 2015 (as adjusted)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net	$232,758	$225,708	$232,363	$190,063
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2.
There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2016, except for an impairment of $0.6 million recognized in the first quarter of 2016 for an asset held for sale based on the estimated selling price less selling costs of $0.8 million. The impairment was recorded in selling, general and administrative expense in the Statement of Income. The asset is classified as Level 2. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2015.
4. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 29,448,779 shares were issued and outstanding as of June 30, 2016 and December 31, 2015.

Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of June 30, 2016 and December 31, 2015.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2016 and 2015 includes the effects of potential common shares consisting of common stock issuable upon the vesting of restrictive stock when dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders — basic and diluted	$2,720	$3,205	$5,283	$6,797
Weighted average number of common shares outstanding	29,449	29,149	29,449	29,149
Dilutive effect of restricted stock grants after application of the treasury stock method	307	187	183	122
Dilutive shares outstanding	29,756	29,336	29,632	29,271
Basic and diluted earnings per share attributable to common stockholders	$0.09	$0.11	$0.18	$0.23
Diluted earnings per share does not include 288 thousand and 338 thousand antidilutive outstanding restricted stock awards for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, outstanding restricted stock had no antidilutive effect.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Second ARLS Agreement (as described below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
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
The following table summarizes information about restricted stock grants as of June 30, 2016:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
November 2013	470,997	3 equal annual installments commencing on October 20, 2014	$0.2	4
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$1.0	16
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$0.1	16
July 2015	38,772	cliff vests as of October 20, 2018	$0.2	28
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	$1.3	28
October 2015	138,888	fully vest as of October 20, 2016	$0.1	4
January 2016	23,852	3 equal annual installments commencing on October 20, 2016	$0.1	28
March 2016	38,758	3 equal annual installments commencing on October 20, 2016	$0.1	28
As of June 30, 2016, there was approximately $3.1 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant. As of June 30, 2016 and 2015, we estimated a forfeiture rate of 8.8% and 11.0%, respectively.
The following table summarizes information about the non-vested restricted stock grants for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	1,128	$4.24	915	$6.96
Granted	63	2.49	45	6.36
Forfeited	(21)	4.88	(39)	6.90
Nonvested at June 30	1,170	$4.35	921	$6.82
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

Grant Date	Vesting Schedule	Grant Amount	Forfeitures/ Adjustments	Payments	Grant Value at June 30, 2016	Remaining Periods (in Months) to Vesting
November 2013	October 2016	$1,351	$(1,033)	$—	$318	3
November 2014	October 2017	2,087	(1,062)	—	1,025	15
November 2015	October 2018	1,487	—	$—	1,487	27
		$4,925	$(2,095)	$—	$2,830
Compensation expense totaling $0.2 million and $0.1 million was recognized for the three months ended June 30, 2016 and 2015, respectively. Compensation expense totaling $0.3 million and $0.3 million was recognized for the six months ended June 30, 2016 and 2015, respectively. Unrecognized compensation expense was $1.5 million and $1.7 million as of June 30, 2016 and 2015, respectively.
7. Accounts Receivable
Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs. If not reserved through specific identification procedures, our general policy for potentially uncollectible accounts is to reserve at a certain percentage, based upon the aging categories of accounts receivable and our historical experience with write-offs. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$45,019	$52,647
Work in process	7,660	8,776
Finished goods	14,298	14,235
	$66,977	$75,658
Inventories on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
9. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our goodwill is attributable to the GTB Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was necessary as a result of our second quarter 2016 testing.
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
Our definite-lived intangible assets were comprised of the following:

	June 30, 2016				December 31, 2015
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23	$8,403	$(3,021)	$5,382	$9,460	$(3,914)	$5,546
Customer relationships	15	14,202	(3,387)	10,815	14,344	(2,944)	11,400
		$22,605	$(6,408)	$16,197	$23,804	$(6,858)	$16,946
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended June 30, 2016 and 2015, and $0.7 million for the six months ended June 30, 2016 and 2015. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2016 and for each of the five succeeding years is $1.3 million.
The changes in the carrying amounts of goodwill are as follows:

	June 30, 2016	December 31, 2015
Balance — Beginning	$7,834	$8,056
Currency translation adjustment	(114)	(222)
Balance — Ending	$7,720	$7,834
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
The following represents a summary of the warranty provision for the six months ended June 30, 2016:

Balance — December 31, 2015	$7,580
Provision for new warranty claims	750
Change in provision for preexisting warranty claims	479
Deduction for payments made	(1,285)
Currency translation adjustment	(188)
Balance — June 30, 2016	$7,336
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. As of June 30, 2016, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, and those arising out of alleged defects, breach of contracts, product warranties and environmental matters.
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
11. Debt and Credit Facilities
Debt consisted of the following:

	June 30, 2016	December 31, 2015 (as adjusted)
7.875% senior secured notes due April 15, 2019	$232,758	$232,363

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
The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of June 30, 2016. The Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, plus a redemption premium if redeemed during the 12-month period commencing on April 15, 2016 at 101.969% and thereafter at 100%.
On November 14, 2015, we redeemed $15.0 million of the $250.0 million outstanding 7.875% notes. The redemption price for the 7.875% notes was 103.938% of the principal amount of the 7.875% notes. Upon the partial redemption by the Company of the 7.875% notes, which occurred on November 14, 2015, $235 million of the 7.875% notes remain outstanding. Based on ASU No. 2015-03 the unamortized deferred financing fees of $2.2 million and $2.6 million are netted against the book value of the outstanding long term debt to arrive at a balance of $232.8 million and $232.4 million as of June 30, 2016 and December 31, 2015, respectively, and are being amortized over the remaining life of the agreement.
Terms, Covenants and Compliance Status
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2016.
The7.875% Notes Indenture provides for events of default (subject in certain cases to customary grace and cure periods) which include, among others:

•	nonpayment of principal or interest when due;

•	breach of covenants or other agreements in the 7.875% Notes Indenture;

•	defaults in payment of certain other indebtedness;

•	certain events of bankruptcy or insolvency; and

•	certain defaults with respect to the security interests.
Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of June 30, 2016.
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
As of June 30, 2016 and December 31, 2015, we had approximately $0.1 million in deferred fees associated with our revolving credit facility. The deferred fees were being amortized over the remaining life of the agreements.
As of June 30, 2016 and December 31, 2015, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of June 30, 2016, the applicable margin was set at Level III.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status

The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2015 through June 30, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2016.
The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of June 30, 2016.
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
As of June 30, 2016, we were in compliance with these covenants and were not in default under the Second ARLS Agreement.
12. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2011. We currently have two income tax examinations in process.
As of June 30, 2016, we had $0.5 million of unrecognized tax benefits related to federal, state and foreign jurisdictions, all of which impact our effective tax rate, if accrued. The unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are carried forward as net operating losses and tax credits. When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.2 million interest and penalties as of June 30, 2016.
During the six months ended June 30, 2016, we did not release any tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. We are not aware of any events that could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.
At June 30, 2016, due to cumulative losses and other factors, we continued to carry valuation allowances against the deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

13. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items as of and for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$111,883	$66,368	$—	$178,251
Intersegment Revenues	243	2,157	(2,400)	—
Total Revenues	$112,126	$68,525	$(2,400)	$178,251
Gross Profit	$14,432	$10,270	$(371)	$24,331
Depreciation and Amortization Expense	$2,190	$1,336	$472	$3,998
Selling, General & Administrative Expenses	$5,642	$4,780	$5,163	$15,585
Operating Income	$8,506	$5,455	$(5,534)	$8,427
Capital and Other Items:
Capital Expenditures	$1,540	$1,031	$380	$2,951
Other Items [1]	$284	$211	$—	$495
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.

	Three months ended June 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$149,263	$68,354	$—	$217,617
Intersegment Revenues	82	2,343	(2,425)	—
Total Revenues	$149,345	$70,697	$(2,425)	$217,617
Gross Profit	$22,885	$7,570	$(949)	$29,506
Depreciation and Amortization Expense	$2,214	$1,489	$694	$4,397
Selling, General & Administrative Expenses	$7,492	$4,690	$5,403	$17,585
Operating Income	$15,095	$2,845	$(6,352)	$11,588
Capital and Other Items:
Capital Expenditures	$2,058	$861	$1,828	$4,747
Other Items [1]	$463	$—	$—	$463
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.

	Six months ended June 30, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$228,167	$130,376	$—	$358,543
Intersegment Revenues	463	3,917	(4,380)	—
Total Revenues	$228,630	$134,293	$(4,380)	$358,543
Gross Profit	$32,255	$18,576	$(795)	$50,036
Depreciation and Amortization Expense	$4,224	$2,857	$1,328	$8,409
Selling, General & Administrative Expenses	$12,137	$9,271	$10,968	$32,376
Operating Income	$19,535	$9,235	$(11,762)	$17,008
Capital and Other Items:
Capital Expenditures	$2,447	$2,216	$573	$5,236
Other Items [1]	$375	$321	$688	$1,384

1 Other items in the GTB and GCA Segments include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment; and in corporate a write down of an asset held for sale and severance costs.

	Six months ended June 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$295,068	$142,852	$—	$437,920
Intersegment Revenues	183	5,892	(6,075)	—
Total Revenues	$295,251	$148,744	$(6,075)	$437,920
Gross Profit	$44,230	$16,261	$(1,911)	$58,580
Depreciation and Amortization Expense	$4,438	$3,005	$1,431	$8,874
Selling, General & Administrative Expenses	$14,438	$9,731	$10,955	$35,124
Operating Income	$29,195	$6,459	$(12,867)	$22,787
Capital and Other Items:
Capital Expenditures	$3,140	$2,374	$2,151	$7,665
Other Items [1]	$1,142	$—	$—	$1,142

 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.
14. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and locations and will hedge a portion or all of the anticipated long or short positions. As of June 30, 2016, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in cost of revenue in our consolidated statements of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated balance sheets.
The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2016		December 31, 2015
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$25,046	$25,223	$15,490	$15,479
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$548	Other current assets	$36

	Liability Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$373	Accrued liabilities	$524
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives not designated as hedging instruments:

		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$491	$204	$659	$42

15. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss) is as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	(408)	—	(408)
Reclassification adjustments for losses reclassified into income	—	(1,034)	(1,034)
Ending balance, June 30, 2016	$(21,487)	$(19,609)	$(41,096)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)
Net current period change	(2,845)	—	(2,845)
Reclassification adjustments for losses reclassified into income	—	186	186
Ending balance, June 30, 2015	$(19,352)	$(20,595)	$(39,947)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	(1,418)	275	(1,143)	(1,585)	551	(1,034)
Cumulative translation adjustment	$(713)	$—	(713)	(408)	—	(408)
Total other comprehensive income	$(2,131)	$275	$(1,856)	$(1,993)	$551	$(1,442)

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	159	(33)	126	252	(66)	186
Cumulative translation adjustment	163	—	163	(2,845)	—	(2,845)
Total other comprehensive loss	$322	$(33)	$289	$(2,593)	$(66)	$(2,659)
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
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$32	$29	$—	$—	$—	$—
Interest cost	469	463	350	368	4	4
Expected return on plan assets	(678)	(668)	(389)	(397)	—	—
Amortization of prior service cost	—	—	—	—	2	2
Recognized actuarial loss (gain)	107	117	54	69	(26)	(30)
Net (benefit) cost	$(70)	$(59)	$15	$40	$(20)	$(24)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$64	$58	$—	$—	$—	$—
Interest cost	938	926	709	736	8	8
Expected return on plan assets	(1,356)	(1,336)	(787)	(794)	—	—
Amortization of prior service cost	—	—	—	—	4	4
Recognized actuarial loss (gain)	214	234	109	137	(51)	(60)
Net (benefit) cost	$(140)	$(118)	$31	$79	$(39)	$(48)
We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2016. As of June 30, 2016, $1.5 million of contributions have been made to our pension and other post-retirement plans.

17.	Restructuring

Current Restructuring Activity

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expect the costs associated with restructuring activities to total $8.0 million to $11.0 million, and capital investments to total $2.0 million to $3.0 million. The $8.0 million to $11.0 million restructuring activities include the previously announced Edgewood and Piedmont facility transfers and other restructuring expenses announced subsequent to June 30, 2016 and disclosed in Footnote 18 Subsequent Events. The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. As of June 30, 2016, restructuring costs incurred were $0.8 million in the fourth quarter of 2015 and $0.8 million during the six months ended June 30, 2016.

Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015 and is substantially complete as of June 30, 2016.
Piedmont Facility
On May 2, 2016, the Company announced plans to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. The Company will continue to maintain a presence in Piedmont for our Aftermarket distribution channel.
Ongoing Restructuring Expenditures
The table below summarizes the expenditures incurred to date and future expenditures associated with the restructuring activities approved on November 19, 2015:

	Total Project Expense			Current	Year	Expected
			2015	Quarter	to Date	Future Expense		Income Statement
(in millions)	Low	High	Expense	Expense	Expense	Low	High	Classification
Edgewood Wire Harness
Separation costs	$0.3	$0.3	$0.1	$0.1	$0.2	—	—	Cost of revenues
Facility and other costs	0.1	0.1	—	0.1	0.1	—	—	Cost of revenues
Total	$0.4	$0.4	$0.1	$0.2	$0.3	—	—
Piedmont Seating
Separation costs	$0.3	$0.5	$0.1	$0.2	$0.2	—	$0.2	Cost of revenues
Facility and other costs	2.0	2.5	—	0.1	0.1	1.9	2.4	Cost of revenues
Total	$2.3	$3.0	$0.1	$0.3	$0.3	$1.9	$2.6
Monona Wire Harness
Separation costs	$0.5	$0.7	$0.2	—	—	$0.3	$0.5	Cost of revenues
Facility and other costs	0.5	0.6	—	—	—	0.5	0.6	Cost of revenues
Total	$1.0	$1.3	$0.2	—	—	$0.8	$1.1
Shadyside Stamping
Separation costs	$1.0	$1.3	$0.2	—	—	$0.8	$1.1	Cost of revenues
Facility and other costs	2.1	2.5	—	—	—	2.1	2.5	Cost of revenues
Total	$3.1	$3.8	$0.2	—	—	$2.9	$3.6
China
Separation costs	$0.2	$0.2	$0.2	—	—	—	—	Cost of revenues
Total	$0.2	$0.2	$0.2	—	—	—	—
Other Restructuring
Separation costs	$0.3	$0.4	—	—	$0.1	$0.2	$0.3	Cost of revenues
Separation costs	0.1	0.1	—	—	0.1	—	—	Selling, general and administrative
Facility and other costs	0.6	1.8	—	—	—	0.6	1.8	Cost of revenues
Total	$1.0	$2.3	—	—	$0.2	$0.8	$2.1
Total Restructuring	$8.0	$11.0	$0.8	$0.5	$0.8	$6.4	$9.4

Prior Years Restructuring Activity
In 2014, management announced the closure and transfer of production from our Tigard, Oregon facility and completed the closure in the third quarter of 2015. The costs associated with the Tigard closure and transfer of production to other facilities, building repairs and other related expenses totaled $1.1 million in the six months ended June 30, 2015 and are reflected in cost of revenues.
Restructuring Reserve
A summary of the restructuring liability for the six months ended June 30 is as follows:

	2016
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2015	$542	$43	$585
Provisions	464	304	768
Utilizations	(339)	(199)	(538)
Balance - June 30, 2016	$667	$148	$815

	2015
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2014	$531	$72	$603
Provisions	36	1,106	1,142
Utilizations	(345)	(1,178)	(1,523)
Balance - June 30, 2015	$222	$—	$222

18. Subsequent Events

On July 19, 2016, as part of its facility restructuring actions previously announced on November 19, 2015, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. We anticipate the transfer of production from the Monona facility to the Agua Prieta facility will be substantially complete by March 31, 2017.

On July 21, 2016, the Company announced that it will close its Shadyside, Ohio facility that performs assembly and stamping activities. These activities will be transferred to alternative facilities or sourced to local suppliers. We anticipate the closure of the Shadyside facility will be substantially complete by June 30, 2017.
On July 21, 2016, the Company announced the closure of its administrative offices in Wixom, Michigan. In connection with the closure of the Wixom office, the Company will incur immaterial charges.

Refer to Footnote 17 Restructuring for a summary of expenditures to date and future expenditures relating to the above restructuring activity.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations for our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).
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
Business Overview
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy truck commercial vehicles manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in governmental regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels and production rates. New heavy truck commercial vehicle demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. The North American Class 8 market declined in 2013 as production levels decreased approximately 12% from 2012; however, production levels rebounded 31% from 246,000 in 2013 to 323,000 in 2015. According to a July 2016 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 237,000 in 2016 and again to 215,000 in 2017 before gradually increasing to 324,000 in 2020. We believe the demand for U.S. Class 8 vehicles in 2016 will be between 215,000 to 235,000. ACT Research estimates that the average age of active U.S. Class 8 trucks is 10.6 years in 2015 and 2016, which is consistent with the average age in 2014. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
The North American Class 5-7 truck production has steadily increased from 201,000 in 2013 to 237,000 in 2015. According to a July 2016 report by ACT Research, North American Class 5-7 truck production levels are expected to be relatively flat in 2016 at 243,000 and gradually increase to 272,000 in 2020. We believe the demand for North American Class 5-7 trucks through 2016 will be relatively stable.
For the six months ended June 30, 2016, approximately 49% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other commercial vehicle specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the commercial vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, commercial vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, the brand and type of seats, type of seat fabric and color and specific interior styling. In addition, certain of our products are only utilized in the North American Class 8 market, such as our storage systems, sleeper boxes and privacy curtains. Accordingly, changes in demand for heavy-duty trucks in North America or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our construction equipment products is dependent on the vehicle production and demand for new commercial vehicles in the global construction equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium-and heavy-duty construction equipment markets (weighing over 12 metric tons). Demand in the medium-and heavy-duty construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe there is a bias toward continuing softness in global construction and agriculture markets in 2016.
We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years.
Our Long-Term Strategy
Our long-term strategic plan is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our long-term goals. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are Seats, Trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification over the planned period. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategic plan in response to significant changes in our business environment and other factors.
Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.
Strategic Footprint
We continuously review our manufacturing footprint to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 million to $12 million annually when fully implemented as of the end of 2017. At the time of the November 2015 announcement of facility restructuring actions, the Company estimated pre-tax costs, including capital expenditures, of $12 million to $19 million. This range has now been lowered to $10 million to $14 million, including capital expenditures of $2 to $3 million.
Pre-tax expenditures associated with the facility restructuring actions announced in November 2015 were approximately $1 million in the year ended December 31, 2015, approximately $1 million in the six months ended June 30, 2016 and are expected to be $4 million to $5 million for year ended December 31, 2016 and $3 million to $5 million in 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities.

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Consolidated Results

	Three Months Ended June 30,
	(in thousands)
	2016		2015
Revenues	$178,251	100.0%	$217,617	100.0%
Cost of revenues	153,920	86.4	188,111	86.4
Gross profit	24,331	13.6	29,506	13.6
Selling, general and administrative expenses	15,585	8.7	17,585	8.1
Amortization expense	319	0.2	333	0.2
Operating income	8,427	4.7	11,588	5.3
Interest and Other expense	4,926	2.8	5,056	2.3
Income before provision for income taxes	3,501	1.9	6,532	3.0
Provision for income taxes	781	0.4	3,327	1.5
Net income	2,720	1.5	3,205	1.5
Less: Non-controlling interest in subsidiary’s income	—	—	—	—
Net income attributable to CVG stockholders	$2,720	1.5%	$3,205	1.5%

Revenues. On a consolidated basis, revenues decreased $39.3 million, or 18.1%, to $178.3 million in the three months ended June 30, 2016 from $217.6 million in the three months ended June 30, 2015. The net decrease in consolidated revenue is primarily a result of:

•	a $32.7 million, or 30.1%, decrease in OEM North American MD/HD Truck revenues;

•	a $3.4 million, or 8.7%, decrease in construction revenues;

•	a $4.5 million, or 12.6%, decrease in aftermarket revenues; and

•	a $1.3 million, or 3.3%, increase in other revenues.
The second quarter revenues were adversely impacted by foreign currency exchange translation of $1.5 million, which is reflected in the change in revenue above.
Gross Profit. Gross profit decreased $5.2 million, or 17.5%, to $24.3 million for the three months ended June 30, 2016 compared to $29.5 million in the three months ended June 30, 2015. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $34.2 million, or 18.2%, resulting from a decrease in raw material and purchased component costs of $24.5 million, a decrease in wages and benefits of $2.6 million, and a decrease in overhead costs of $7.1 million. The decrease in gross profit resulted primarily from the decrease in sales volume. Additionally, the second quarter of both 2016 and 2015 results included $0.5 million in charges relating to facility restructuring costs. As a percentage of revenues, gross profit remained consistent at 13.6% for the three months ended June 30, 2016 and 2015, reflecting our focused efforts on cost discipline to maintain gross profit margin in a declining market.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs which are not associated with the manufacturing of our products. Selling, general and administrative expenses decreased $2.0 million, or 11.4%, to $15.6 million in the three months ended June 30, 2016 from $17.6 million in the three months ended June 30, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline.
Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $4.9 million and $5.1 million in the three months ended June 30, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.
Provision for Income Taxes. An income tax provision of $0.8 million and $3.3 million was recorded for the three months ended June 30, 2016 and 2015, respectively. The period over period change in the tax provision resulted primarily from the decrease of pretax earnings, as well as the mix of income between our U.S. and non-U.S. locations. Additional items impacting the tax provisions included earnings or losses in foreign tax jurisdictions subject to valuation allowances.

Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $2.7 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in net income is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended June 30,
	(amounts in thousands)
	2016		2015
Revenues	$112,126	100.0%	$149,345	100.0%
Gross Profit	14,432	12.9	22,885	15.3
Depreciation and Amortization Expense	2,190	2.0	2,214	1.5
Selling, General & Administrative Expenses	5,642	5.0	7,492	5.0
Operating Income	8,506	7.6	15,095	10.1
Revenues. GTB Segment revenues decreased $37.2 million, or 24.9%, to $112.1 million for the three months ended June 30, 2016 from $149.3 million for the three months ended June 30, 2015. The decrease in GTB Segment revenues is primarily a result of:

•	a $34.0 million, or 32.2%, decrease in OEM North American MD/HD Truck revenues; and

•	a $3.2 million, or 7.4%, decrease in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.1 million which is reflected in the change in revenue above.
Gross Profit. GTB Segment gross profit decreased $8.5 million, or 36.9%, to $14.4 million for the three months ended June 30, 2016 from $22.9 million for the three months ended June 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $28.8 million, or 22.7%, as a result of a decrease in raw material and purchased component costs of $21.5 million, salaries and benefits of $2.3 million and overhead cost of $5.0 million. The decrease in gross profit was primarily the result of the decrease in sales volume. The second quarter of 2016 included $0.3 million in facility restructuring charges. In addition, the second quarter of 2015 included net warranty charges of $1.0 million and facility restructuring charges of $0.5 million which did not recur in 2016. As a percentage of revenues, gross profit decreased to 12.9% for the three months ended June 30, 2016 from 15.3% for the three months ended June 30, 2015, reflecting the decline in sales partially offset by warranty and restructuring charges incurred in the second quarter of 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $1.9 million, or 24.7%, to $5.6 million for the three months ended June 30, 2016 from $7.5 million for the three months ended June 30, 2015 reflecting a focus on cost discipline while selectively investing in value accretive activities and a reduction in the allocation of shared corporate costs to the GTB Segment.
Global Construction and Agriculture Segment Results

	Three Months Ended June 30,
	(amounts in thousands)
	2016		2015
Revenues	$68,525	100.0%	$70,697	100.0%
Gross Profit	10,270	15.0	7,570	10.7
Depreciation and Amortization Expense	1,336	1.9	1,489	2.1
Selling, General & Administrative Expenses	4,780	7.0	4,690	6.6
Operating Income	5,455	8.0	2,845	4.0

Revenues. GCA Segment revenues decreased $2.2 million, or 3.1%, to $68.5 million for the three months ended June 30, 2016 from $70.7 million for the three months ended June 30, 2015. The decrease in GCA Segment revenues is primarily a result of:

•	a $2.6 million, or 7.3%, decrease in OEM construction revenues;

•	a $1.8 million, or 13.9%, decrease in aftermarket revenues; and

•	a $2.2 million, or 9.8%, increase in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $1.5 million, which is reflected in the change in revenue above.
Gross Profit. GCA Segment gross profit increased $2.7 million, or 35.7%, to $10.3 million for the three months ended June 30, 2016 from $7.6 million for the three months ended June 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $4.9 million, or 7.7%, as a result of a decrease in raw material and purchased component costs of $3.0 million, wages and benefits of $0.4 million and overhead costs of $1.5 million. The increase in gross profit was primarily a result of ongoing focus to drive profitability improvements. Additionally, the second quarter of 2016 results included $0.2 million in restructuring charges. As a percentage of revenues, gross profit increased to 15.0% for the three months ended June 30, 2016 from 10.7% for the three months ended June 30, 2015, reflecting our focused efforts on cost discipline and savings related to restructuring actions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses increased $0.1 million or 1.9% to $4.8 million in the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Results

	Six Months Ended June 30,
	(in thousands)
	2016		2015
Revenues	$358,543	100.0%	$437,920	100.0%
Cost of revenues	308,507	86.0	379,340	86.6
Gross profit	50,036	14.0	58,580	13.4
Selling, general and administrative expenses	32,376	9.0	35,124	8.0
Amortization expense	652	0.3	669	0.2
Operating income	17,008	4.7	22,787	5.2
Interest and Other expense	9,784	2.7	10,153	2.3
Income before provision for income taxes	7,224	2.0	12,634	2.9
Provision for income taxes	1,941	0.6	5,836	1.3
Net income	5,283	1.4	6,798	1.6
Less: Non-controlling interest in subsidiary’s income	—	—	1	—
Net income attributable to CVG stockholders	$5,283	1.4%	$6,797	1.6%

Revenues. On a consolidated basis, revenues decreased $79.4 million, or 18.1%, to $358.5 million in the six months ended June 30, 2016 from $437.9 million in the six months ended June 30, 2015. The net decrease in consolidated revenue is primarily a result of:

•	a $61.4 million, or 28.7%, decrease in OEM North American MD/HD Truck revenues;

•	a $14.1 million, or 17.0%, decrease in construction revenues;

•	a $6.5 million, or 9.6%, decrease in aftermarket revenues; and

•	a $2.6 million, or 3.7%, increase in other revenues.

Revenues were adversely impacted by foreign currency exchange translation of $3.4 million, which is reflected in the change in revenue above.
Gross Profit. Gross profit decreased $8.6 million, or 14.7%, to $50.0 million for the six months ended June 30, 2016 compared to $58.6 million in the six months ended June 30, 2015. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $70.8 million, or 18.7%, resulting from a decrease in raw material and purchased component costs of $51.3 million, a decrease in wages and benefits of $5.4 million, and a decrease in overhead costs of $14.1 million. The decrease in gross profit resulted primarily from the decrease in sales volume. Additionally, the six months ended June 30, 2016 results included $0.6 million in charges compared to $1.1 million in the prior year period in 2015 relating to facility restructuring costs. As a percentage of revenues, gross profit increased to 14.0% for the six months ended June 30, 2016 compared to 13.4% for the six months ended June 30, 2015 reflecting our focused efforts on cost discipline and lower restructuring costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs which are not associated with the manufacturing of our products. Selling, general and administrative expenses decreased $2.7 million, or 7.8%, to $32.4 million in the six months ended June 30, 2016 from $35.1 million in the six months ended June 30, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline and restructuring actions, offset in part by the impairment of an asset held for sale of $0.6 million and $0.1 million in severance costs recorded in the six months ended June 30, 2016.
Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $9.8 million and $10.2 million in the six months ended June 30, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.
Provision for Income Taxes. An income tax provision of $1.9 million and $5.8 million was recorded for the six months ended June 30, 2016 and 2015, respectively. The period over period change in the tax provision resulted primarily from the decrease of pretax earnings, as well as the mix of income between our U.S. and non-U.S. locations. Additional items impacting the tax provisions included earnings or losses in foreign tax jurisdictions subject to valuation allowances.
Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $5.3 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net income is attributed to the factors noted above.

SEGMENT RESULTS
Global Truck and Bus Segment Results

	Six months ended June 30, 2015
	(amounts in thousands)
	2016		2015
Revenues	$228,630	100.0%	$295,251	100.0%
Gross Profit	32,255	14.1	44,230	15.0
Depreciation and Amortization Expense	4,224	1.8	4,438	1.5
Selling, General & Administrative Expenses	12,137	5.3	14,438	4.9
Operating Income	19,535	8.5	29,195	9.9
Revenues. GTB Segment revenues decreased $66.6 million, or 22.6%, to $228.6 million for the six months ended June 30, 2016 from $295.3 million for the six months ended June 30, 2015. The decrease in GTB Segment revenues is primarily a result of:

•	a $62.7 million, or 30.2%, decrease in OEM North American MD/HD Truck revenues;

•	a $2.7 million, or 6.3%, decrease in aftermarket revenues; and

•	a $1.2 million, or 2.7%, decrease in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.4 million which is reflected in the change in revenue above.

Gross Profit. GTB Segment gross profit decreased $11.9 million, or 27.0%, to $32.3 million for the six months ended June 30, 2016 from $44.2 million for the six months ended June 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $54.6 million, or 21.8%, as a result of a decrease in raw material and purchased component costs of $40.4 million, salaries and benefits of $4.3 million and overhead cost of $9.9 million. The decrease in gross profit was primarily the result of the decrease in sales volume. Additionally, the six months ended June 30, 2016 results included $0.3 million in charges related to facility restructuring costs. The six months ended June 30, 2015 results included $1.1 million in charges relating to facility restructuring costs. As a percentage of revenues, gross profit decreased to 14.1% for the six months ended June 30, 2016 from 15.0% for the six months ended June 30, 2015 reflecting the decline in sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $2.3 million, or 15.9%, to $12.1 million for the six months ended June 30, 2016 from $14.4 million for the six months ended June 30, 2015 reflecting a focus on cost discipline while selectively investing in value accretive activities. Also included in selling, general and administrative expenses in the six months ended June 30, 2016 were $0.1 million in restructuring charges.
Global Construction and Agriculture Segment Results

	Six months ended June 30, 2015
	(amounts in thousands)
	2016		2015
Revenues	$134,293	100.0%	$148,744	100.0%
Gross Profit	18,576	13.8	16,261	10.9
Depreciation and Amortization Expense	2,857	2.1	3,005	2.0
Selling, General & Administrative Expenses	9,271	6.9	9,731	6.5
Operating Income	9,235	6.9	6,459	4.3
Revenues. GCA Segment revenues decreased $14.4 million, or 9.7%, to $134.3 million for the six months ended June 30, 2016 from $148.7 million for the six months ended June 30, 2015. The decrease in GCA Segment revenues is primarily a result of:

•	a $12.2 million, or 15.8%, decrease in OEM construction revenues;

•	a $3.8 million, or 15.1%, decrease in aftermarket revenues; and

•	a $1.6 million, or 3.3%, increase in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $3.2 million, which is reflected in the change in revenue above.
Gross Profit. GCA Segment gross profit increased $2.3 million, or 14.2%, to $18.6 million for the six months ended June 30, 2016 from $16.3 million for the six months ended June 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $16.8 million, or 12.7%, as a result of a decrease in raw material and purchased component costs of $12.6 million, wages and benefits of $1.1 million and overhead costs of $3.1 million. The increase in gross profit was primarily a result of our various cost reduction initiatives which more than offset the impact of the decrease in volume. Additionally, the second quarter of 2016 results included $0.3 million in restructuring charges. As a percentage of revenues, gross profit increased to 13.8% for the six months ended June 30, 2016 from 10.9% for the six months ended June 30, 2015 reflecting our focused efforts on cost discipline.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.4 million or 4.2% to $9.3 million in the six months ended June 30, 2016 from $9.7 million for the six months ended June 30, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline while selectively investing in value accretive activities.

Liquidity and Capital Resources
Cash Flows
Our primary sources of liquidity during the six months ended June 30, 2016 were cash from operations, existing cash reserves, and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures, potential acquisitions and servicing of our debt through the remainder of 2016; however, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the six months ended June 30, 2016.
For the six months ended June 30, 2016 net cash provided by operations was $37.6 million compared to net cash provided by operations of $27.1 million for the six months ended June 30, 2015. This increase in cash provided by operations in the six months ended June 30, 2016 is due primarily to a decrease in cash employed for working capital needs as a consequence of the decline in sales volume.
For the six months ended June 30, 2016, we used $5.0 million of net cash for investing activities compared to net cash used for investing activities of $6.8 million for the six months ended June 30, 2015. In 2016, we expect capital expenditures to be in the range of $14 million to $16 million.
For the six months ended June 30, 2016 and 2015, there were no financing activities.
As of June 30, 2016, cash held by foreign subsidiaries was $32.0 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but rather intend to indefinitely use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
As of June 30, 2016, our outstanding indebtedness consisted of $235.0 million of 7.875% notes due 2019 (the “7.875% notes”). We had $2.5 million of outstanding letters of credit under various financing arrangements and $37.5 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.
Revolving Credit Facility
On November 15, 2013, the Company and certain of our subsidiaries (collectively, the “borrowers”) entered into a Second Amended and Restated Loan and Security Agreement ( the “Second ARLS Agreement”) with Bank of America, N.A. as agent and lender, which amended and restated the Amended and Restated Loan and Security Agreement, dated as of April 26, 2011.
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
As of June 30, 2016 and December 31, 2015, we had approximately $0.1 million in deferred fees associated with our revolving credit facility. The deferred fees were being amortized over the remaining life of the agreements.
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of June 30, 2016, the applicable margin was set at Level III.
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
In addition, as of June 30, 2016, we had outstanding letters of credit of $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2015 through June 30, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant for the six months ending June 30, 2016.
The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in Note 11 to our consolidated financial statements in this Form 10-Q. The Company was in compliance with these covenants as of June 30, 2016.
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

7.875% Senior Secured Notes due 2019
The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Association, as trustee. Interest is payable on the 7.875% notes on April 15 and October 15 of each year until their maturity date of April 15, 2019. As of

June 30, 2016, $2.2 million in deferred fees relating to our 7.875% notes were being amortized over the remaining life of the agreement.
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
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of June 30, 2016.
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
Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of June 30, 2016.
The Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period commencing on April 15, 2014, April 15, 2015 and 2016 of 105.906%,103.938% and 101.969%, respectively. Effective April 15, 2014, the "make-whole" premium is not applicable. We evaluated the redemption premium under ASC 815-15 and determined that the premium is not required to be bifurcated from the 7.875% notes and accounted for as a separate derivative instrument. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities.
Not applicable.

Item 4.        Mine Safety Disclosures.
Not applicable.

Item 5.        Other Information.
Not applicable.

Item 6.        Exhibits:

10.1	Retention Bonus Agreement for C. Timothy Trenary
10.2	Retention Bonus Agreement for Joseph Saoud
31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.
31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: August 3, 2016	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2016	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)