Form 10-Q
period 2016-09-30
Commercial Vehicle Group, Inc.
filed 2016-11-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 3, 2016 was 30,349,107 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

2

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	(As Adjusted) December 31, 2015
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$137,064	$92,194
Accounts receivable, net of allowances of $4,287 and $4,539, respectively	104,914	130,240
Inventories	67,943	75,658
Other current assets	8,817	10,185
Total current assets	318,738	308,277
Property, plant and equipment, net of accumulated depreciation of $137,748 and $134,598, respectively	65,361	70,961
Goodwill	7,802	7,834
Intangible assets, net of accumulated amortization of $6,772 and $6,858, respectively	15,973	16,946
Deferred income taxes	28,496	25,253
Other assets, net	2,003	4,771
Total assets	$438,373	$434,042
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,049	$66,657
Accrued liabilities	51,187	48,196
Total current liabilities	110,236	114,853
Long-term debt	232,956	232,363
Pension and other post-retirement benefits	16,544	17,233
Other long-term liabilities	3,620	3,663
Total liabilities	363,356	368,112
Stockholders’ Equity:
Preferred stock: $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock: $0.01 par value (60,000,000 shares authorized; 29,448,779 shares issued and outstanding)	294	294
Treasury stock purchased from employees; 879,404 shares	(7,039)	(7,039)
Additional paid-in capital	236,622	234,760
Retained loss	(113,722)	(122,431)
Accumulated other comprehensive loss	(41,138)	(39,654)
Total stockholders’ equity	75,017	65,930
Total liabilities and stockholders’ equity	$438,373	$434,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$153,604	$202,729	$512,147	$640,649
Cost of Revenues	134,685	174,839	443,192	554,178
Gross Profit	18,919	27,890	68,955	86,471
Selling, General and Administrative Expenses	14,126	17,614	46,502	52,739
Amortization Expense	327	330	978	999
Operating Income	4,466	9,946	21,475	32,733
Interest and Other Expense	4,799	5,152	14,583	15,305
(Loss) Income Before Provision for Income Taxes	(333)	4,794	6,892	17,428
(Benefit) Provision for Income Taxes	(1,480)	2,240	461	8,076
Net Income	1,147	2,554	6,431	9,352
Less: Non-controlling interest in subsidiary’s income	—	—	—	1
Net Income Attributable to CVG Stockholders	$1,147	$2,554	$6,431	$9,351
Earnings per Common Share:
Basic and Diluted	$0.04	$0.09	$0.22	$0.32
Weighted Average Shares Outstanding:
Basic	29,449	29,149	29,449	29,149
Diluted	30,101	29,384	29,783	29,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$1,147	$2,554	$6,431	$9,352
Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	621	(2,191)	215	(5,036)
Minimum pension liability, net of tax	(665)	126	(1,699)	312
Other comprehensive (loss) income	(44)	(2,065)	(1,484)	(4,724)
Comprehensive income	$1,103	$489	$4,947	$4,628
Less: Comprehensive income attributed to non-controlling interests	—	—	—	35
Comprehensive income attributable to CVG stockholders	$1,103	$489	$4,947	$4,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2015	29,449	$294	$(7,039)	$234,760	$(122,431)	$(39,654)	$65,930
Share-based compensation expense	—	—	—	1,862	—	—	1,862
Tax impact of share-based compensation (see footnote 2)	—	—	—	—	2,278	—	2,278
Total comprehensive (loss) income	—	—	—	—	6,431	(1,484)	4,947
BALANCE - September 30, 2016	29,449	$294	$(7,039)	$236,622	$(113,722)	$(41,138)	$75,017
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September,
	2016	2015
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$6,431	$9,352
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,571	13,296
Impairment of equipment held for sale	616	—
Provision for doubtful accounts and bad debt	4,318	2,606
Noncash amortization of debt financing costs	630	668
Shared-based compensation expense	1,862	2,194
Loss on disposal of assets	17	191
Deferred income taxes	(563)	7,379
Noncash loss on forward currency exchange contracts	208	560
Change in other operating items:
Accounts receivable	20,125	(7,321)
Inventories	7,329	2,365
Accounts payable	(6,670)	13,120
Other operating activities, net	3,335	7,986
Net cash provided by operating activities	50,209	52,396
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(7,546)	(10,261)
Proceeds from disposal/sale of property, plant and equipment	55	60
Premium payments for life insurance	—	132
Proceeds from settlement of corporate-owned insurance policies	2,489	—
Net cash used in investing activities	(5,002)	(10,069)

Effect of Foreign Currency Exchange Rate Changes on Cash	(337)	(2,269)

Net Increase in Cash	44,870	40,058

Cash:
Beginning of period	92,194	70,091
End of period	$137,064	$110,149
Supplemental Cash Flow Information:
Cash paid for interest	$9,396	$9,962
Cash paid for income taxes, net	$918	$934
Unpaid purchases of property and equipment included in accounts payable	$157	$777
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
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies designed for applications primarily in commercial vehicles.
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, differentiated products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), which we believe creates an opportunity to cross-sell our products.
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
SEGMENTS
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its President and Chief Executive Officer. The Company has two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD/HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.
The GTB Segment manufactures and sells the following products:

•	Seats, Trim, sleeper boxes, cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
Revenue Recognition Guidance
In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition ("TRG") regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectability criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections.
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
The mandatory adoption date of each of the revenue recognition ASUs referenced above is January 1, 2018, with an early adoption date of January 1, 2017. With respect to each of the revenue recognition guidance above, the Company is in the process of evaluating the effect this guidance will have on our consolidated financial position and results of operations. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting. We will not early adopt the new guidance.
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019. The Company is assessing the impact of this pronouncement and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that were not included in the balance sheet under existing accounting guidance. The Company is currently determining the total population of lease arrangements and potential embedded lease arrangements that may be impacted by the revised accounting guidance.
Accounting Pronouncements Implemented in the Period
ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" issued in March 2016, identifies areas for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within. The Company elected to adopt this amended accounting guidance during the third quarter of 2016. The impact resulting from the adoption of this amended guidance is summarized below.

•
Forfeitures. The amended accounting guidance allows companies to make a policy election to reflect estimated forfeitures, as consistent with current accounting guidance, or to report forfeitures as they occur. The Company has elected to account for forfeitures as they occur. The amended accounting guidance requires that this change be made through a modified retrospective approach with any change to prior year expense reflected in beginning retained earnings. No impact was recorded to prior period share-based payment expense as the expense already reflected actual forfeiture rates, which were higher than estimated forfeitures. Approximately $0.1 million in additional expense was recorded in the third quarter of 2016 that pertained to estimated forfeitures in the first and second quarters of 2016.

•
Income Tax Accounting. The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as an income tax benefit or expense on a prospective basis in the period of adoption. As shares vest in the fourth quarter of 2016, the Company will report the excess tax benefits or deficiencies prospectively in the Statement of Income. The Company recognized an adjustment to beginning retained earnings and a deferred tax asset of $2.3 million arising from prior year excess tax benefits not previously recognized.

•
Statement of Cash Flows Presentation. The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the Statement of Cash Flows. Previously, excess tax benefits were presented as cash inflow from financing activities and cash outflow from operating activities.The Company elected to retrospectively adjust its presentation in the Statement of Cash Flows. The amended accounting guidance also requires cash paid by an employer when shares are directly withheld for tax withholding purposes be classified as a financing activity. The Company will present this retrospectively in the Statement of Cash Flows.

Pursuant to ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," issued in April 2015, and ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," issued in August 2015, the Company now presents the carrying value of its long-term debt net of associated deferred financing charges, previously presented as a part of other long-term assets. This change in accounting principal was also applied to the 2015 presentation to consistently present debt and associated debt issuance costs in accordance with ASU 2015-03. In order to conform with ASU 2015-03, we reclassified deferred financing fees associated with our long-term debt totaling $2.6 million from other assets to net against long-term debt of $235.0 million at December 31, 2015.

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
Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The fair values of our derivative assets and liabilities are categorized as follows:

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$—	$—	$—		$36	$—	$36	$—
Derivative liabilities [1]	$693	$—	$693	$—	$524	$—	$524	$—
 1 Based on observable market transactions of spot and forward rates.
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs. Based on these inputs, the derivative assets and liabilities are classified as Level 2.
Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of interest cost associated with such instruments.

The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2016		December 31, 2015 (as adjusted)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, net	$232,956	$228,879	$232,363	$190,063
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2.
There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of September 30, 2016, except for an impairment of $0.6 million recognized in the first quarter of 2016 for an asset held for sale based on the estimated selling price less selling costs of $0.8 million. The impairment was recorded in selling, general and administrative expense in the Statement of Income. The asset is classified as Level 2. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of September 30, 2015.
4. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 29,448,779 shares were issued and outstanding as of September 30, 2016 and December 31, 2015.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of September 30, 2016 and December 31, 2015.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 includes the effects of potential common shares issuable upon the vesting of restricted stock, when dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to common stockholders — basic and diluted	$1,147	$2,554	6,431	$9,351
Weighted average number of common shares outstanding	29,449	29,149	29,449	29,149
Dilutive effect of restricted stock grants after application of the treasury stock method	652	235	334	160
Dilutive shares outstanding	30,101	29,384	29,783	29,309
Basic and diluted earnings per share attributable to common stockholders	$0.04	$0.09	$0.22	$0.32
Diluted earnings per share does not include 422 thousand antidilutive outstanding restricted stock awards for the nine months ended September 30, 2016. No outstanding restricted stock awards were antidilutive for the three months ended September 30, 2016. Diluted earnings per share for the three and nine months ended September 30, 2015, respectively, did not include 35 thousand and 18 thousand antidilutive outstanding restricted stock awards.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Second ARLS Agreement (as described below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
5. Share-Based Compensation
Restricted Stock Awards –- Restricted stock awards are a grant of shares of common stock that may not be sold, encumbered or disposed of and that may be forfeited in the event of certain terminations of employment prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise.

The following table summarizes information about outstanding restricted stock grants as of September 30, 2016:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
October 2013	470,997	3 equal annual installments commencing on October 20, 2014	$0.1	1
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$0.8	13
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$0.1	13
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	$1.2	25
October 2015	138,888	fully vested as of October 20, 2016	$0.04	1
January/March 2016	62,610	3 equal annual installments commencing on October 20, 2016	$0.1	25
As of September 30, 2016, there was approximately $2.2 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. As noted in footnote 2, we have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense. Additional expense was reported in the three months ended September 30, 2016 of $0.1 million for estimated forfeitures that pertained to expense reported in the first and second quarters of 2016. No adjustment was necessary to prior year share-based compensation expense as actual forfeitures exceeded estimated forfeitures in prior years.
The following table summarizes information about the non-vested restricted stock grants:

	Nine Months Ended September 30,
	2016		2015
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	1,128	$4.24	915	$6.96
Granted	63	2.49	83	6.28
Forfeited	(153)	4.29	(42)	6.90
Nonvested at September 30	1,038	$4.37	956	$6.91
6. Performance Based Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The award is earned and payable based upon the Company’s relative “Total Shareholder Return” in terms of ranking as compared to the “Peer Group” over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s “Starting Stock Price” and “Ending Stock Price,” by (B) the Starting Stock Price. The award is to be paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not present during the entire Performance Period, the award will be forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the “Peer Group”. Performance awards were granted under the 2014 EIP in November 2015 and 2014, and in November 2013 under the Fourth Amended and Restated Equity Incentive Plan.

Grant Date	Vesting Schedule	Grant Amount	Forfeitures/ Adjustments	Payments	Grant Value at September 30, 2016	Remaining Periods (in Months) to Vesting
November 2013	October 2016	$1,351	$(1,033)	$—	$318	0
November 2014	October 2017	2,087	(1,061)	—	1,026	12
November 2015	October 2018	1,487	(160)	$—	1,327	24
		$4,925	$(2,254)	$—	$2,671

Compensation expense of $0.2 million was recognized for each of the three months ended September 30, 2016 and 2015. Compensation expense of $0.4 million and $0.5 million was recognized for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized compensation expense was $1.2 million and $1.5 million as of September 30, 2016 and 2015, respectively.
7. Accounts Receivable
Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience with write-offs. If not reserved through specific identification procedures, our general policy for potentially uncollectible accounts is to reserve at a certain percentage, based upon the aging categories of accounts receivable and our historical experience with write-offs. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible, they are charged off against the reserve previously established in the allowance for doubtful accounts.
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$46,297	$52,647
Work in process	8,222	8,776
Finished goods	13,424	14,235
	$67,943	$75,658
Inventories on-hand are regularly reviewed and, where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
9. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our goodwill is attributable to the GTB Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that may affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, specific entity and reporting unit events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and negative events and circumstances that may affect our determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was recognized as a result of our second quarter 2016 testing.
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
Our definite-lived intangible assets were comprised of the following:

	September 30, 2016				December 31, 2015
	Weighted- Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23	$8,440	$(3,121)	$5,319	$9,460	$(3,914)	$5,546
Customer relationships	15	14,305	(3,651)	10,654	14,344	(2,944)	11,400
		$22,745	$(6,772)	$15,973	$23,804	$(6,858)	$16,946
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended September 30, 2016 and 2015, and $1.0 million for the nine months ended September 30, 2016 and 2015. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2016 and for each of the five succeeding years is $1.3 million.
The changes in the carrying amounts of goodwill are as follows:

	September 30, 2016	December 31, 2015
Balance — Beginning	$7,834	$8,056
Currency translation adjustment	(32)	(222)
Balance — Ending	$7,802	$7,834
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
The following represents a summary of the warranty provision for the nine months ended September 30, 2016:

Balance — December 31, 2015	$7,580
Provision for new warranty claims	1,390
Change in provision for preexisting warranty claims	362
Deduction for payments made	(3,221)
Currency translation adjustment	(223)
Balance — September 30, 2016	$5,888
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. The anticipated future lease costs are based in part on certain assumptions and we monitor these costs to determine if the estimates need to be revised in the future. As of September 30, 2016, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, and those arising out of alleged defects, breach of contracts, product warranties and environmental matters.
Management believes that we maintain adequate insurance or we have established reserves for issues that are probable and estimable in amounts that are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.
11. Debt and Credit Facilities
Debt consisted of the following:

	September 30, 2016	December 31, 2015 (as adjusted)
7.875% senior secured notes due April 15, 2019	$232,956	$232,363

7.875% Senior Secured Notes due 2019
The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”), and U.S. Bank National Association, as trustee. Interest is payable on the 7.875% notes on April 15 and October 15 of each year until their maturity date of April 15, 2019. Accrued interest was $8.6 million as of September 30, 2016 and $9.1 million as of September 30, 2015.
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
The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of September 30, 2016. The Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption prices, plus accrued and unpaid interest, if any, to the redemption date, plus a redemption premium if redeemed during the 12-month period commencing on April 15, 2016 at 101.969% and thereafter at 100%.
On November 14, 2015, we redeemed $15.0 million of the $250.0 million outstanding 7.875% notes. The redemption price for the 7.875% notes was 103.938% of the principal amount of the 7.875% notes. Upon the partial redemption by the Company of the 7.875% notes, which occurred on November 14, 2015, $235 million of the 7.875% notes remain outstanding. The unamortized deferred financing fees of $2.0 million and $2.6 million are netted against the book value of the outstanding long term debt to arrive at a balance of $233.0 million and $232.4 million as of September 30, 2016 and December 31, 2015, respectively, and are being amortized over the remaining life of the agreement.
Terms, Covenants and Compliance Status
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2016.
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
Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of September 30, 2016.
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
As of September 30, 2016 and December 31, 2015, we had approximately $0.1 million in deferred fees associated with our revolving credit facility. The deferred fees were being amortized over the remaining life of the agreements.
As of September 30, 2016 and December 31, 2015, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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

The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of September 30, 2016, the applicable margin was set at Level III.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2015 through September 30, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2016.
The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% senior secured notes due 2019; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of September 30, 2016.
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
As of September 30, 2016, we were in compliance with these covenants and were not in default under the Second ARLS Agreement.
12. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2012. We currently have two foreign income tax examinations in process.
As of September 30, 2016, we had $0.7 million of unrecognized tax benefits related to federal, state and foreign jurisdictions, all of which impact our effective tax rate, if accrued. The unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are carried forward as net operating losses and tax credits. When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.2 million interest and penalties as of September 30, 2016.
During the nine months ended September 30, 2016, we recognized $0.2 million of tax reserves related to international audits and released less than $0.1 million of tax reserves associated with items falling outside the statute of limitations and the closure of certain tax years for examination purposes. Events could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.
At September 30, 2016, due to cumulative losses and other factors, we continued to carry valuation allowances against the deferred assets primarily in the following foreign jurisdictions: United Kingdom, China, India and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

During the nine months ended September 30, 2016, the Company adopted ASU 2016-09 (see Footnote 2 - Recently Issued Accounting Pronouncements). The amended accounting guidance requires all excess tax benefits and tax deficiencies related to share-based compensation to be recognized as an income tax benefit or expense. The recognition of excess tax benefits or tax deficiencies in the Statement of Income will be applied prospectively. As shares vest in the fourth quarter, the Company will recognize the net excess tax benefit and tax deficiency in the tax provision of the Statement of Income. Also related to adoption of this accounting guidance, the Company recognized $2.3 million of deferred assets related to prior year excess tax benefits not previously recognized under previous accounting guidance. The standard requires a modified retrospective transition by means of a cumulative effect adjustment to beginning retained earnings. Therefore, $2.3 million credit adjustment was recorded to beginning retained earnings. Accordingly, there is zero current period tax provision impact from this early adoption.

13. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$95,728	$57,876	$—	$153,604
Intersegment Revenues	308	1,499	(1,807)	—
Total Revenues	$96,036	$59,375	$(1,807)	$153,604
Gross Profit	$10,765	$8,525	$(371)	$18,919
Depreciation and Amortization Expense	$2,215	$1,464	$484	$4,163
Selling, General & Administrative Expenses	$5,329	$4,588	$4,209	$14,126
Operating Income	$5,144	$3,901	$(4,579)	$4,466
Capital and Other Items:
Capital Expenditures	$1,592	$664	$290	$2,546
Other Items [1]	$1,329	$191	$—	$1,520
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.

	Three months ended September 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$142,614	$60,115	$—	$202,729
Intersegment Revenues	274	2,397	(2,671)	—
Total Revenues	$142,888	$62,512	$(2,671)	$202,729
Gross Profit	$23,780	$5,968	$(1,858)	$27,890
Depreciation and Amortization Expense	$2,242	$1,430	$751	$4,423
Selling, General & Administrative Expenses	$7,091	$5,094	$5,429	$17,614
Operating Income	$16,394	$839	$(7,287)	$9,946
Capital and Other Items:
Capital Expenditures	$1,979	$662	$732	$3,373
Other Items [1]	$344	$—	$—	$344
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.

	Nine months ended September 30, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$323,895	$188,252	$—	$512,147
Intersegment Revenues	771	5,417	(6,188)	—
Total Revenues	$324,666	$193,669	$(6,188)	$512,147
Gross Profit	$43,019	$27,100	$(1,164)	$68,955
Depreciation and Amortization Expense	$6,438	$4,321	$1,812	$12,571
Selling, General & Administrative Expenses	$17,466	$13,859	$15,177	$46,502
Operating Income	$24,679	$13,137	$(16,341)	$21,475
Capital and Other Items:
Capital Expenditures	$4,039	$2,881	$867	$7,787
Other Items [1]	$1,704	$512	$688	$2,904

1 Other items in the GTB and GCA Segments include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment; and in corporate a write down of an asset held for sale and severance costs.

	Nine months ended September 30, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$437,682	$202,967	$—	$640,649
Intersegment Revenues	457	8,288	(8,745)	—
Total Revenues	$438,139	$211,255	$(8,745)	$640,649
Gross Profit	$68,010	$22,229	$(3,768)	$86,471
Depreciation and Amortization Expense	$6,680	$4,435	$2,181	$13,296
Selling, General & Administrative Expenses	$21,528	$14,825	$16,386	$52,739
Operating Income	$45,589	$7,298	$(20,154)	$32,733
Capital and Other Items:
Capital Expenditures	$5,119	$3,036	$2,883	$11,038
Other Items [1]	$1,486	$—	$—	$1,486
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.

14. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and locations and may hedge a portion of the anticipated long or short positions. As of September 30, 2016, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in cost of revenue in our consolidated Statement of Income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated Balance Sheet.
The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2016		December 31, 2015
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$22,971	$22,296	$15,490	$15,479
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated Balance Sheet for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$36

	Liability Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$693	Accrued liabilities	$524
The following table summarizes the effect of derivative instruments on the consolidated Statement of Income for derivatives not designated as hedging instruments:

		Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$(869)	$(602)	$(205)	$(560)

15. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	215	—	215
Reclassification adjustments for losses reclassified into income	—	(1,699)	(1,699)
Ending balance, September 30, 2016	$(20,864)	$(20,274)	$(41,138)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2014	$(16,507)	$(20,781)	$(37,288)
Net current period change	(5,036)	—	(5,036)
Reclassification adjustments for losses reclassified into income	—	312	312
Ending balance, September 30, 2015	$(21,543)	$(20,469)	$(42,012)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	(893)	228	(665)	(2,478)	779	(1,699)
Cumulative translation adjustment	$621	$—	621	215	—	215
Total other comprehensive income	$(272)	$228	$(44)	$(2,263)	$779	$(1,484)

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	159	(33)	126	411	(99)	312
Cumulative translation adjustment	(2,191)	—	(2,191)	(5,036)	—	(5,036)
Total other comprehensive loss	$(2,032)	$(33)	$(2,065)	$(4,625)	$(99)	$(4,724)
16. Pension and Other Post-Retirement Benefit Plans
We sponsor pension plans that cover certain hourly and salaried employees in the United States and United Kingdom. All of our pension plans are inactive or "frozen" to new employees. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$32	$29	$—	$—	$—	$—
Interest cost	469	463	338	372	4	4
Expected return on plan assets	(678)	(668)	(375)	(403)	—	—
Amortization of prior service cost	—	—	—	—	2	2
Recognized actuarial loss (gain)	107	117	52	69	(26)	(30)
Net (benefit) cost	$(70)	$(59)	$15	$38	$(20)	$(24)

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$96	$86	$—	$—	$—	$—
Interest cost	1,407	1,390	1,041	1,116	12	13
Expected return on plan assets	(2,034)	(2,005)	(1,156)	(1,209)	—	—
Amortization of prior service cost	—	—	—	—	6	5
Recognized actuarial loss (gain)	321	351	160	209	(78)	(90)
Net (benefit) cost	$(210)	$(178)	$45	$116	$(60)	$(72)
We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2016. As of September 30, 2016, $2.2 million of contributions have been made to our pension and other post-retirement plans.

17.	Restructuring

Current Restructuring Activity

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expect the costs associated with restructuring activities to total $8.0 million to $11.0 million, and capital investments to total $2.0 million to $3.0 million. The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. As of September 30, 2016, restructuring costs incurred were $0.8 million in the fourth quarter of 2015 and $2.3 million during the nine months ended September 30, 2016. The following is a summary of some of our key actions:

Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015 and was substantially complete as of June 30, 2016.
Piedmont Facility
On May 2, 2016, the Company announced plans to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. The Company will continue to maintain a presence in Piedmont for our Aftermarket distribution channel. We anticipate completing the restructuring plan in the fourth quarter of 2016.
Monona Facility

On July 19, 2016, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. We anticipate the transfer of production from the Monona facility to the Agua Prieta facility to be substantially complete by June 30, 2017.
Shadyside Facility
On July 21, 2016, the Company announced that it will close its Shadyside, Ohio facility that performs assembly and stamping activities. These activities will be transferred to alternative facilities or sourced to local suppliers. We anticipate the closure of the Shadyside facility to be substantially complete by June 30, 2017.
Ongoing Restructuring Expenditures
The table below summarizes the expenditures incurred to date and future expenditures associated with the restructuring activities approved on November 19, 2015:

	Total Project Expense			Current	2016 Year	Expected
			2015	Quarter	to Date	Future Expense		Income Statement
(in millions)	Low	High	Expense	Expense	Expense	Low	High	Classification
Edgewood Wire Harness
Separation costs	$0.3	$0.3	$0.1	—	$0.2	—	—	Cost of revenues
Facility and other costs	0.1	0.1	—	—	0.1	—	—	Cost of revenues
Total	$0.4	$0.4	$0.1	$—	$0.3	—	—
Piedmont Seating
Separation costs	$0.6	$0.7	$0.1	$0.2	$0.4	0.1	$0.2	Cost of revenues
Facility and other costs	0.7	0.8	—	0.2	0.3	0.4	0.5	Cost of revenues
Total	$1.3	$1.5	$0.1	$0.4	$0.7	$0.5	$0.7
Monona Wire Harness
Separation costs	$0.7	$0.9	$0.2	$0.2	$0.2	$0.3	$0.5	Cost of revenues
Facility and other costs	0.4	0.6	—	—	—	0.4	0.6	Cost of revenues
Total	$1.1	$1.5	$0.2	$0.2	$0.2	$0.7	$1.1
Shadyside Stamping
Separation costs	$2.2	$2.4	$0.2	$0.8	$0.8	$1.2	$1.4	Cost of revenues
Facility and other costs	2.2	2.6	—	0.1	0.1	2.1	2.5	Cost of revenues
Total	$4.4	$5.0	$0.2	$0.9	$0.9	$3.3	$3.9
China
Separation costs	$0.2	$0.2	$0.2	—	—	—	—	Cost of revenues
Total	$0.2	$0.2	$0.2	—	—	—	—
Other Restructuring
Separation costs	$0.2	$0.7	—	—	$0.1	$0.1	$0.6	Cost of revenues
Separation costs	0.1	0.1	—	—	0.1	—	—	Selling, general and administrative
Facility and other costs	0.3	1.6	—	—	—	0.3	1.6	Cost of revenues
Total	$0.6	$2.4	$—	$—	$0.2	$0.4	$2.2
Total Restructuring	$8.0	$11.0	$0.8	$1.5	$2.3	$4.9	$7.9

Prior Years Restructuring Activity
In 2014, management announced the closure and transfer of production from our Tigard, Oregon facility and completed the closure in the third quarter of 2015. The costs associated with the Tigard closure and transfer of production to other facilities, building repairs and other related expenses totaled $1.5 million in the nine months ended September 30, 2015 and are reflected in cost of revenues.

Restructuring Liability
A summary of the restructuring liability for the nine months ended September 30 is as follows:

	2016
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2015	$542	$43	$585
Provisions	1,721	568	2,289
Utilizations	(496)	(588)	(1,084)
Balance - September 30, 2016	$1,767	$23	$1,790

	2015
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2014	$531	$72	$603
Provisions	37	1,450	1,487
Utilizations	(568)	(1,522)	(2,090)
Balance - September 30, 2015	$—	$—	$—

18. Subsequent Events

On November 15, 2015, Bouchet & Co., a consulting firm, filed a lawsuit against the Company captioned Bouchet & Co. v. Commercial Vehicle Group, Inc., Case Number 1:15-CV-10333 in the United States District Court for the Northern District of Illinois, alleging two causes of actions. First, the plaintiff asserts a breach of contract claim, alleging that the Company breached an agreement signed on October 2, 2014 (the “Agreement”) and refused to pay plaintiff’s fees as set forth in the Agreement. In the breach of contract claim, the plaintiff seeks compensatory damages in the amount of $2.5 million. Second, the plaintiff asserts a promissory fraud cause of action. Under this claim, the plaintiff alleges that the Company committed fraud by promising to pay a fee to the plaintiff that the Company had no intention of paying. In the promissory fraud claim, the plaintiff seeks punitive damages, post judgment interest, and any other costs awarded by the Court. On October 24, 2016, the Court granted plaintiff’s motion for partial summary judgment on the breach of contract claim. Specifically, the Court held that the Company was liable for breach of contract, but reserved the issue of damages for the jury. The Court also denied the plaintiff’s motion for partial summary judgment on the promissory fraud claim, holding that liability on that claim would be a matter for the jury at trial. As of September 30, 2016, the Company has accrued $950 thousand related to this matter. The Company currently does not believe, however, that this proceeding will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations for our condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”).
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
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies designed for applications in commercial and other vehicles.
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, differentiated products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), creating an opportunity, we believe, to cross-sell our products.
Business Overview
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels and production rates. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a September 2016 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 203,000 in 2017 before gradually increasing to 324,000 in 2020. We believe the demand for North American Class 8 vehicles in 2016 will be between 215,000 to 225,000. ACT Research estimates that the average age of active North American Class 8 trucks is 10.6 years in 2015 and 2016, which is consistent with the average age in 2014. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
The North American Class 5-7 truck production steadily increased from 201,000 in 2013 to 237,000 in 2015. According to a September 2016 report by ACT Research, North American Class 5-7 truck production have continued to trend upward in 2016 to 241,000 and is expected to gradually increase to 270,000 in 2020.
For the nine months ended September 30, 2016, approximately 42% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color and specific interior styling. In addition, certain of our products are only utilized in the North American Class 8 market, such as our storage systems, sleeper boxes and privacy curtains. Accordingly, changes in demand for heavy-duty trucks in North America or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Demand for our construction and agricultural equipment products is dependent on the vehicle production and therefore demand for new vehicles in the global construction and agricultural equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium-and heavy-duty construction equipment markets vehicles

(weighing over 12 metric tons). Demand in the medium-and heavy-duty construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe there is a bias toward continued softness in global construction and agriculture markets in the fourth quarter of 2016 and into 2017. We anticipate 2017 overall to be relatively flat.
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
Our Long-Term Strategy
Our long-term strategic plan is a roadmap by product, geographic region, and end market to guide resource allocation and other decision making to achieve our long-term goals. To that end, we evaluated our opportunity to grow organically by end market. We currently believe we have approximately 5% market share of the addressable global truck, bus, construction and agriculture end markets. Accordingly, we believe we have significant opportunity to grow organically in our end markets. We evaluated our product portfolio in the context of this organic market growth opportunity and our ability to win in the marketplace. Our core products are Seats, Trim and wire harnesses and our complementary products include structures, wipers, mirrors and office seats. We expect to realize some geographic diversification as we expand our end market. We also expect to realize some end market diversification more weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategic plan; and more specifically, consistent with our core and complementary product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategic plan in response to significant changes in our business environment and other factors.
Although our long-term strategic plan is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.
Strategic Footprint
We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 million to $12 million annually when fully implemented at the end of 2017. At the time of the November 2015 announcement of facility restructuring actions, the Company estimated pre-tax costs, including capital expenditures, of $12 million to $19 million. This range has been lowered to $10 million to $14 million, including capital expenditures of $2 to $3 million.
Pre-tax expenditures associated with the facility restructuring actions announced in November 2015 were approximately $1 million in the year ended December 31, 2015, approximately $2 million in the nine months ended September 30, 2016 and are expected to be $4 million to $5 million for year ended December 31, 2016 and $3 million to $5 million in 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities.

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Consolidated Results

	Three Months Ended September 30,
	(in thousands)
	2016		2015
Revenues	$153,604	100.0%	$202,729	100.0%
Cost of revenues	134,685	87.7	174,839	86.2
Gross profit	18,919	12.3	27,890	13.8
Selling, general and administrative expenses	14,126	9.2	17,614	8.7
Amortization expense	327	0.2	330	0.2
Operating income	4,466	2.9	9,946	4.9
Interest and Other expense	4,799	3.1	5,152	2.5
Income before provision for income taxes	(333)	(0.3)	4,794	2.4
(Benefit) Provision for income taxes	(1,480)	(1.0)	2,240	1.1
Net income attributable to CVG stockholders	$1,147	0.7%	$2,554	1.3%
Revenues. On a consolidated basis, revenues decreased $49.1 million, or 24.2%, to $153.6 million in the three months ended September 30, 2016 from $202.7 million in the three months ended September 30, 2015. The decrease in consolidated revenues is primarily a result of:

•	a $40.2 million, or 39.4%, decrease in OEM MD/HD Truck revenues;

•	a $2.4 million, or 7.2%, decrease in construction equipment revenues;

•	a $6.1 million, or 17.7%, decrease in aftermarket revenues; and

•	a $0.4 million, or 1.3%, decrease in other revenues.
The third quarter revenues were adversely impacted by foreign currency exchange translation of $2.3 million, which is reflected in the change in revenues above.
Gross Profit. Gross profit decreased $9.0 million, or 32.2%, to $18.9 million for the three months ended September 30, 2016 from $27.9 million in the three months ended September 30, 2015. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $40.2 million, or 23.0%, resulting from a decrease in raw material and purchased component costs of $32.9 million, a decrease in wages and benefits of $2.9 million, and a decrease in overhead costs of $4.4 million. The decrease in gross profit resulted primarily from the decrease in sales volume. Additionally, third quarter 2016 results included $1.5 million in charges relating to facility restructuring costs compared to $0.3 million in third quarter 2015. As a percentage of revenues, gross profit decreased to 12.3% for the three months ended September 30, 2016 compared to 13.8% for the three months ended September 30, 2015, driven primarily by the decline in sales volume and increased restructuring charges.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not associated with the manufacturing of our products. Selling, general and administrative expenses decreased $3.5 million, or 19.8%, to $14.1 million in the three months ended September 30, 2016 from $17.6 million in the three months ended September 30, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline.
Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $4.8 million and $5.2 million in the three months ended September 30, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.
(Benefit) Provision for Income Taxes. An income tax benefit of $1.5 million and an income tax provision of $2.2 million was recorded for the three months ended September 30, 2016 and 2015, respectively. The period over period change in the tax provision resulted primarily from the decrease in pretax earnings, the mix of income between our U.S. and non-U.S. locations and earnings or losses in foreign tax jurisdictions subject to valuation allowances in the current quarter.
Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $1.1 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in net income is attributed to the factors noted above.

SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended September 30,
	(amounts in thousands)
	2016		2015
Revenues	$96,036	100.0%	$142,888	100.0%
Gross Profit	10,765	11.2	23,780	16.6
Depreciation and Amortization Expense	2,215	2.3	2,242	1.6
Selling, General & Administrative Expenses	5,329	5.5	7,091	5.0
Operating Income	5,144	5.4	16,394	11.5
Revenues. GTB Segment revenues decreased $46.9 million, or 32.8%, to $96.0 million for the three months ended September 30, 2016 from $142.9 million in the three months ended September 30, 2015. The decrease in GTB Segment revenues is primarily a result of:

•	a $40.9 million, or 41.2%, decrease in OEM MD/HD Truck revenues;

•	a $3.8 million, or 17.2%, decrease in aftermarket revenues; and

•	a $2.2 million, or 10.0%, decrease in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.1 million which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit decreased $13.0 million, or 54.7%, to $10.8 million in the three months ended September 30, 2016 from $23.8 million in the three months ended September 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenues decreased $33.8 million, or 28.4%, as a result of a decrease in raw material and purchased component costs of $28.1 million, salaries and benefits of $2.6 million and overhead cost of $3.1 million. The decrease in gross profit was primarily the result of the decrease in sales volume. The third quarter 2016 included $1.3 million in facility restructuring charges compared to $0.3 million in third quarter 2015. As a percentage of revenues, gross profit decreased to 11.2% for the three months ended September 30, 2016 from 16.6% for the three months ended September 30, 2015, reflecting primarily the decline in sales volume and increased restructuring charges.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs, which are not associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $1.8 million, or 24.8%, to $5.3 million for the three months ended September 30, 2016 from $7.1 million for the three months ended September 30, 2015 reflecting a focus on cost discipline.
Global Construction and Agriculture Segment Results

	Three Months Ended September 30,
	(amounts in thousands)
	2016		2015
Revenues	$59,375	100.0%	$62,512	100.0%
Gross Profit	8,525	14.4	5,968	9.5
Depreciation and Amortization Expense	1,464	2.5	1,430	2.3
Selling, General & Administrative Expenses	4,588	7.7	5,094	8.1
Operating Income	3,901	6.6	839	1.3
Revenues. GCA Segment revenues decreased $3.1 million, or 5.0%, to $59.4 million in the three months ended September 30, 2016 from $62.5 million in the three months ended September 30, 2015. The decrease in GCA Segment revenues is primarily a result of:

•	a $1.6 million, or 5.1%, decrease in OEM construction equipment revenues;

•	a $2.3 million, or 18.7%, decrease in aftermarket revenues; and

•	a $0.8 million, or 3.6%, increase in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $2.2 million, which is reflected in the change in revenues above.
Gross Profit. GCA Segment gross profit increased $2.5 million, or 42.9%, to $8.5 million in the three months ended September 30, 2016 from $6.0 million in the three months ended September 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $5.7 million, or 10.1%, as a result of a decrease in raw material and purchased component costs of $4.8 million, wages and benefits of $0.3 million and overhead costs of $0.6 million. The increase in gross profit, notwithstanding the decline in sales volume, was primarily the result of our cost reduction and restructuring actions. Additionally, third quarter of 2016 results included $0.2 million in restructuring charges. As a percentage of revenues, gross profit increased to 14.4% in the three months ended September 30, 2016 from 9.5% in the three months ended September 30, 2015, reflecting our focused efforts on cost discipline and savings related to restructuring actions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.5 million or 9.9% to $4.6 million in the three months ended September 30, 2016 from $5.1 million for the three months ended September 30, 2015 reflecting a focus on cost discipline.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Consolidated Results

	Nine Months Ended September 30,
	(in thousands)
	2016		2015
Revenues	$512,147	100.0%	$640,649	100.0%
Cost of revenues	443,192	86.5	554,178	86.5
Gross profit	68,955	13.5	86,471	13.5
Selling, general and administrative expenses	46,502	9.1	52,739	8.2
Amortization expense	978	0.2	999	0.2
Operating income	21,475	4.2	32,733	5.1
Interest and Other expense	14,583	2.8	15,305	2.4
Income before provision for income taxes	6,892	1.3	17,428	2.7
Provision for income taxes	461	0.1	8,076	1.3
Net income	6,431	1.3	9,352	1.4
Less: Non-controlling interest in subsidiary’s income	—	—	1	—
Net income attributable to CVG stockholders	$6,431	1.3%	$9,351	1.4%

Revenues. On a consolidated basis, revenues decreased $128.5 million, or 20.1%, to $512.1 million in the nine months ended September 30, 2016 from $640.6 million in the nine months ended September 30, 2015. The decrease in consolidated revenues is primarily a result of:

•	a $101.9 million, or 32.2%, decrease in OEM MD/HD Truck revenues;

•	a $15.6 million, or 13.3%, decrease in construction equipment revenues;

•	a $12.5 million, or 12.2%, decrease in aftermarket revenues; and

•	a $1.5 million, or 1.4%, increase in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $5.6 million, which is reflected in the change in revenues above.

Gross Profit. Gross profit decreased $17.5 million, or 20.3%, to $69.0 million for the nine months ended September 30, 2016 from $86.5 million in the nine months ended September 30, 2015. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $111.0 million, or 20.0%, resulting from a decrease in raw material and purchased component costs of $84.2 million, a decrease in wages and benefits of $8.4 million, and a decrease in overhead costs of $18.4 million. The decrease in gross profit resulted primarily from the decrease in sales volume. Additionally, the nine months ended September 30, 2016 results included $2.2 million in charges relating to facility restructuring costs compared to $1.5 million in the prior year period. As a percentage of revenues, gross profit was 13.5% in the nine months ended September 30, 2016 and 2015 notwithstanding the decline in sales volume primarily as a consequence of our cost reduction and restructuring actions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not associated with the manufacturing of our products. Selling, general and administrative expenses decreased $6.2 million, or 11.8%, to $46.5 million in the nine months ended September 30, 2016 from $52.7 million in the nine months ended September 30, 2015. The decline in selling, general and administrative expenses reflects a focus on cost discipline, offset in part by the impairment of an asset held for sale of $0.6 million and $0.1 million in severance costs in the nine months ended September 30, 2016.
Interest and Other Expense. Interest, associated with our long-term debt, and other expense was approximately $14.6 million and $15.3 million in the nine months ended September 30, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.
Provision for Income Taxes. An income tax provision of $0.5 million and $8.1 million was recorded for the nine months ended September 30, 2016 and 2015, respectively. The period over period change in the tax provision resulted primarily from the decrease of pretax earnings, the mix of income between our U.S. and non-U.S. locations and earnings or losses in foreign tax jurisdictions subject to valuation allowances in the current quarter.
Net Income Attributable to CVG Stockholders. Net income attributable to CVG stockholders was $6.4 million and $9.4 million for the six months ended September 30, 2016 and 2015, respectively. The decrease in net income is attributed to the factors noted above.

SEGMENT RESULTS
Global Truck and Bus Segment Results

	Nine months ended September 30,
	(amounts in thousands)
	2016		2015
Revenues	$324,666	100.0%	$438,139	100.0%
Gross Profit	43,019	13.3	68,010	15.5
Depreciation and Amortization Expense	6,438	2.0	6,680	1.5
Selling, General & Administrative Expenses	17,466	5.4	21,528	4.9
Operating Income	24,679	7.6	45,589	10.4
Revenues. GTB Segment revenues decreased $113.5 million, or 25.9%, to $324.7 million in the nine months ended September 30, 2016 from $438.1 million in the nine months ended September 30, 2015. The decrease in GTB Segment revenues is primarily a result of:

•	a $103.6 million, or 33.7%, decrease in OEM MD/HD Truck revenues;

•	a $6.5 million, or 9.9%, decrease in aftermarket revenues; and

•	a $3.4 million, or 5.2%, decrease in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.5 million, which is reflected in the change in revenues above.

Gross Profit. GTB Segment gross profit decreased $25.0 million, or 36.7%, to $43.0 million in the nine months ended September 30, 2016 from $68.0 million in the nine months ended September 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenues decreased $88.5 million, or 23.9%, as a result of a decrease in raw material and purchased component costs of $68.5 million, salaries and benefits of $7.0 million and overhead cost of $13.0 million. The decrease in gross profit was primarily the result of the decrease in sales volume. The nine months ended September 30, 2016 included $1.3 million in facility restructuring charges compared to $1.6 million in facility restructuring charges in the prior year period. As a percentage of revenues, gross profit decreased to 13.3% in the nine months ended September 30, 2016 from 15.5% in the nine months ended September 30, 2015 reflecting primarily the decline in sales volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs, which are not directly or indirectly associated with the manufacturing of our products. GTB Segment selling, general and administrative expenses decreased $4.1 million, or 18.9%, to $17.5 million in the nine months ended September 30, 2016 from $21.5 million in the nine months ended September 30, 2015 reflecting a focus on cost discipline. Also included in selling, general and administrative expenses in the nine months ended September 30, 2016 were $0.1 million in restructuring charges.
Global Construction and Agriculture Segment Results

	Nine months ended September 30,
	(amounts in thousands)
	2016		2015
Revenues	$193,669	100.0%	$211,255	100.0%
Gross Profit	27,100	14.0	22,229	10.5
Depreciation and Amortization Expense	4,321	2.2	4,435	2.1
Selling, General & Administrative Expenses	13,859	7.2	14,825	7.0
Operating Income	13,137	6.8	7,298	3.5
Revenues. GCA Segment revenues decreased $17.6 million, or 8.3%, to $193.7 million in the nine months ended September 30, 2016 from $211.3 million in the nine months ended September 30, 2015. The net decrease in GCA Segment revenues is primarily a result of:

•	a $12.8 million, or 11.9%, decrease in OEM construction equipment revenues;

•	a $6.0 million, or 16.2%, decrease in aftermarket revenues; and

•	a $1.2 million, or 1.9%, increase in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $5.5 million, which is reflected in the change in revenues above.
Gross Profit. GCA Segment gross profit increased $4.9 million, or 21.9%, to $27.1 million in the nine months ended September 30, 2016 from $22.2 million in the nine months ended September 30, 2015. Included in gross profit is cost of revenues which consists primarily of raw material and purchased component costs for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenues decreased $22.5 million, or 11.9%, as a result of a decrease in raw material and purchased component costs of $17.4 million, wages and benefits of $1.4 million and overhead costs of $3.7 million. The increase in gross profit, notwithstanding the decline in sales volume, was primarily a result of our cost reduction and restructuring actions in the nine months ended September 30, 2016. As a percentage of revenues, gross profit increased to 14.0% in the nine months ended September 30, 2016 from 10.5% in the nine months ended September 30, 2015.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs, which are not directly or indirectly associated with the manufacturing of our products. GCA Segment selling, general and administrative expenses decreased $0.9 million or to $13.9 million in the nine months ended September 30, 2016 from $14.8 million for the nine months ended September 30, 2015 reflecting a focus on cost discipline.

Liquidity and Capital Resources
Cash Flows
Our primary sources of liquidity during the nine months ended September 30, 2016 were cash from operations, existing cash reserves, and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures, and servicing of our debt through the remainder of 2016; however, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the nine months ended September 30, 2016.
For the nine months ended September 30, 2016 net cash provided by operations was $50.2 million compared to net cash provided by operations of $52.4 million for the nine months ended September 30, 2015. Net cash provided by operations in the nine months ended September 30, 2016 benefited from a decrease in cash employed for working capital needs as a consequence of the decline in sales volume.
For the nine months ended September 30, 2016, we used $5.0 million of net cash for investing activities compared to net cash used for investing activities of $10.1 million for the nine months ended September 30, 2015. In 2016, we expect capital expenditures to be in the range of $11 million to $13 million.
For the nine months ended September 30, 2016 and 2015, there were no financing activities.
As of September 30, 2016, cash held by foreign subsidiaries was $35.9 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not intend to repatriate funds held by our foreign affiliates, but rather intend to indefinitely use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
As of September 30, 2016, our outstanding indebtedness consisted of $235.0 million of 7.875% notes due 2019 (the “7.875% notes”). We had $2.5 million of outstanding letters of credit under various financing arrangements and $37.5 million of borrowing capacity under our revolving credit facility, which is subject to an availability block.
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
As of September 30, 2016 and December 31, 2015, we had approximately $0.1 million in deferred fees associated with our revolving credit facility. The deferred fees were being amortized over the remaining life of the agreements.
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of September 30, 2016, the applicable margin was set at Level III.
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
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the Second ARLS Agreement) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, we would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until we have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from December 31, 2015 through September 30, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant for the nine months ending September 30, 2016.
The Second ARLS Agreement contains other customary restrictive covenants, customary events of default, customary reporting and other affirmative covenants, as described in Note 11 to our consolidated financial statements in this Form 10-Q. The Company was in compliance with these covenants as of September 30, 2016.
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

7.875% Senior Secured Notes due 2019
The 7.875% notes were issued pursuant to an indenture, dated as of April 26, 2011 (the “7.875% Notes Indenture”), by and among CVG, certain of our subsidiaries party thereto, as guarantors (the “guarantors”) and U.S. Bank National Association, as trustee. Interest is payable on the 7.875% notes on April 15 and October 15 of each year until their maturity date of April 15, 2019. As of September 30, 2016, $2.2 million in deferred fees relating to our 7.875% notes were being amortized over the remaining life of the agreement.

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
The 7.875% Notes Indenture contains restrictive covenants, including, without limitation, limitations on our ability and the ability of our restricted subsidiaries to: incur additional debt; restrict dividends or other payments of subsidiaries; make investments; engage in transactions with affiliates; create liens on assets; engage in sale/leaseback transactions; and consolidate, merge or transfer all or substantially all of our assets and the assets of our restricted subsidiaries. In addition, subject to certain exceptions, the 7.875% Notes Indenture does not permit us to pay dividends on, redeem or repurchase our capital stock or make other restricted payments unless certain conditions are met, including (i) no default under the 7.875% Notes Indenture has occurred and is continuing, (ii) we and our subsidiaries maintain a consolidated coverage ratio of 2.0 to 1.0 on a pro forma basis and (iii) the aggregate amount of the dividends or payments made under this restriction would not exceed 50% of consolidated net income from October 1, 2010 to the end of the most recent fiscal quarter (or, if consolidated net income for such period is a deficit, minus 100% of such deficit), plus cash proceeds received from certain issuances of capital stock, plus certain other amounts. These covenants are subject to important qualifications and exceptions set forth in the 7.875% Notes Indenture. We were in compliance with these covenants as of September 30, 2016.
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
Generally, if an event of default occurs, the trustee or the holders of at least 25% in principal amount of the then outstanding 7.875% notes may declare the principal of and accrued but unpaid interest on all of the 7.875% notes to be due and payable immediately. All provisions regarding remedies in an event of default are subject to the Intercreditor Agreement. We were not in default under the 7.875% Notes Indenture as of September 30, 2016.
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
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include forward-looking statements about our expectations for future periods with respect to our plans to improve financial results and enhance the Company, the future of the Company’s end markets, Class 8 North America build rates, performance of the global construction equipment business, expected cost savings, enhanced shareholder value and other economic benefits of the Company’s initiatives to address customer needs, organic growth, the Company’s economic growth plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, medium-duty truck, construction, aftermarket, military, bus, agriculture and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company's customers or on its business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (ix) the Company’s ability to comply with the financial covenants in its revolving credit facility; (x) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xi) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xii) volatility and cyclicality in the commercial vehicle market adversely affecting us; and (xiii) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2015. There can be no assurance that statements made in this press release relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings:

The legal proceedings described in Note 18 of the "Notes to Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.
Additionally, we are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service (“IRS”). We are not involved in any litigation at this time in which we expect an unfavorable outcome of the proceedings that will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.     Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our 2015 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended September 30, 2016 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: November 3, 2016	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2016	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)