Form 10-K
period 2016-12-31
Commercial Vehicle Group, Inc.
filed 2017-03-09
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
As of March 9, 2017, 30,852,227 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 16, 2017 (the “2017 Proxy Statement”).

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
COMPANY OVERVIEW
Commercial Vehicle Group, Inc. (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD/HD Truck”) market, the medium- and heavy-construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets. References herein to the "Company," "we," "our," or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.
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
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”), creating an opportunity, we believe, to cross-sell our products. References herein to the "Company," "we," "our," or "us" refer to NIC and its consolidated subsidiaries, including certain variable interest entities ("VIEs") of which we are the primary beneficiary.
Our Long-term Strategy and Strategic Footprint
Refer to Item 7. Management's Discussion and Analysis for discussion on the Company's long-term strategy and strategic footprint initiatives.
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
The GTB Segment manufactures and sells the following products:

•	Seats, Trim, sleeper boxes, cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America.

•	Seats to the truck and bus markets in Asia-Pacific and Europe.

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America.

•	Trim to the recreational and specialty vehicle markets in North America.

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia Pacific.

•	Seats to the truck and bus markets in Asia-Pacific and Europe.

•	Wiper systems to the construction and agriculture markets in Europe.

•	Office seating in Europe and Asia-Pacific.

•	Aftermarket seats and components in Europe and Asia-Pacific.

See Note 9 of the Notes to Consolidated Finance Statements under Item 8 Financial Statements and Supplementary Data for financial information presented by segment for each of the three years ended December 31, 2016, 2015 and 2014, including information on sales and long-lived assets by geographic area.
GLOBAL TRUCK AND BUS SEGMENT OVERVIEW
Global Truck and Bus Segment Products
Set forth below is a brief description of our products manufactured in the GTB Segment and their applications:
Seats and Seating Systems.   We design, engineer and produce Seats for MD/HD Truck and bus applications. For the most part, our Seats are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of seats that include mechanical and air suspension seats, static seats, bus seats and military seats. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and safety features. Our Seats are designed to achieve a high level of operator comfort by adding a wide range of manual and power features such as lumbar support, cushion and back bolsters, and leg and thigh support. Our Seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points. We also manufacture seats, and parts and components for the aftermarket.
Trim Systems and Components.   We design, engineer and produce Trim for MD/HD Truck, and recreational and specialty vehicle applications. Our Trim products are used mostly for interior cabs of commercial vehicles as well as exterior components for commercial recreational and specialty vehicles. Our Trim products are designed to provide a comfortable and durable interior along with a variety of functional and safety features for the vehicle occupant. The wide variety of features that can be selected makes Trim a complex and specialized product category. Set forth below is a brief description of our principal products in the Trim category:
Trim Products.   Our trim products include door panels and other interior trim panels. Specific components include vinyl or cloth-covered appliqués ranging from a traditional cut and sew approach to a contemporary molded styling theme, armrests, map pocket compartments, and sound-reducing insulation.
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
Plastics Decorating and Finishing.   We offer customers a wide variety of cost-effective finishes in paint, ultra violet, hard coating and customized industrial hydrographic films (simulated appearance of wood grain, carbon fiber, brushed metal, marbles, camouflage and custom patterns), paints and other interior and exterior finishes.
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
Mirrors, Wipers and Technical Controls.   We design, engineer and produce a variety of mirrors, wipers and controls used in commercial vehicles. Set forth below is a brief description of our principal products in this category:
Mirrors.   We offer a range of round, rectangular, motorized and heated mirrors and related hardware, including brackets, braces and side bars. We have introduced both road and outside temperature devices that can be mounted on the cab, integrated into the mirror face and the vehicle’s dashboard through our RoadWatch™ family of products.
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

Global Truck and Bus Segment Customers
The following is a summary of the GTB Segment’s significant revenues (figures are shown as a percentage of total GTB Segment revenue) by end market for each of the three years ended December 31:

	2016	2015	2014
Medium-and Heavy-duty Truck OEMs	62%	70%	71%
Aftermarket and OE Service	18	15	14
Bus OEMs	8	6	6
Construction OEMs	2	2	2
Other	10	7	7
Total	100%	100%	100%
We believe we are a successful long-term supplier because of our comprehensive product offerings, leading brand names and product innovation. Our principal customers include A.B. Volvo, Daimler Trucks, PACCAR and Navistar, constituting a combined total of 73%, 79% and 80% of GTB Segment revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 6%, 4% and 5% of the GTB Segment’s revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
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
North American Commercial Truck Market.    Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Classes 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows production levels (in thousands of units) of commercial vehicles used for local and long-haul commercial trucking from 2012 through 2016 in North America:

	2012	2013	2014	2015	2016
Class 8 heavy trucks	279	246	297	323	228
Class 5-7 light and medium-duty trucks	189	201	226	237	233

Source: ACT N.A. (December 2016).
The following describes the major markets within the commercial vehicle market in which the GTB Segment competes:
Class 8 Truck Market.     The global Class 8 ("Class 8" or "heavy-duty") truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization to meet the region-specific demands of end-users and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of North American Class 8 truck production in 2016. The percentages of Class 8 production represented by Daimler, PACCAR, A.B. Volvo, and Navistar were approximately 39%, 30%, 17%, and 12%, respectively, in 2016. We supply products to all of these OEMs.
New Class 8 truck commercial vehicle demand has historically been cyclical and is particularly sensitive to economic factors that generate a significant portion of the freight tonnage hauled by commercial vehicles.
The following table illustrates North American Class 8 truck build for the years 2014 to 2021:

“E” — Estimated
Source: ACT (December 2016).
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
The following table illustrates the North American Class 5-7 truck build for the years 2014 through 2021:
“E” — Estimated
Source: ACT (December 2016).
We believe the following factors are currently driving the North American Class 8 truck market:
Economic Conditions.     The North American truck industry is directly influenced by overall economic conditions and consumer spending. Since heavy-duty truck OEMs supply the fleet operators, their production levels generally reflect the demand for freight and the fleet operators' access to capital.
Truck Replacement Cycle and Fleet Aging.    The average age of the U.S. Class 8 truck population is approximately 10.6 years in 2016. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. As truck fleets age, maintenance costs typically increase. Freight companies evaluate the economics between repair and replacement as well as the potential to utilize more cost-effective technology in vehicles. The chart below illustrates the approximate average age of the U.S. Class 8 truck population:

“E” — Estimated
Source: ACT (December 2016).
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
Electronic Wire Harnesses.     We offer a broad range of complex electronic wire harness assemblies that function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial vehicles. Our wire harnesses are customized to fit specific end-user requirements. We provide our wire harnesses for a variety of commercial and other vehicles.
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
Office Seating.     We design, engineer and produce office seating products. Our office chair was developed as a result of our experience supplying seats for the heavy truck, agricultural and construction industries and is fully adjustable to achieve a high comfort level. Our office chairs are designed to suit many different office environments including heavy usage environments, such as emergency services, call centers, reception areas, studios and general office environments.
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

•
Seats and Seating Systems.    The principal raw materials used in our seating systems include steel, die-cast aluminum, resin-based products and foam products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain other components are also readily available to be purchased from multiple suppliers under supply agreements.

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

Global Construction and Agriculture Segment’s Customers
The following is a summary of the GCA Segment’s significant revenues (figures are shown as a percentage of total GCA Segment revenue) by end market based for each of the three years ended December 31:

	2016	2015	2014
Construction	47%	52%	54%
Aftermarket and OE Service	16	16	16
Automotive	14	14	14
Truck	8	5	5
Agriculture	3	3	2
Military	5	3	3
Other	7	7	6
Total	100%	100%	100%
We believe we are a successful long-term supplier because of our comprehensive product offerings and product innovation services. Our principal customers include Caterpillar and John Deere, constituting a combined total of 33%, 37% and 37% of GCA Segment revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 63%, 57% and 58% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
Global Construction and Agriculture Industry
Commercial Construction Vehicle Market.     New vehicle demand in the global construction equipment market generally follows certain economic conditions including GDP, infrastructure investment, housing starts, business investment, oil and energy investment and industrial production around the world. Within the construction market, there are two classes of construction equipment markets: the medium and heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Our construction equipment products are primarily used in the medium and heavy construction equipment markets, with a growing emphasis on light and utility machines. The platforms that we generally participate in include: cranes, pavers, planers & profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, material handling and compactors. Demand in the medium and heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other raw material based industries. The global production units in the construction market for the primary products we market such as pavers, dozers, excavators, graders, skid steers, compactors, material handling and loaders was near trough levels in 2016.
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
OUR CONSOLIDATED OPERATIONS
Competitive Strengths
Generally, the barriers to entry in our industries include investment, specific engineering requirements, transition costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and brand name recognition. Our competitive strengths that allow us to overcome those barriers include the following:
Market Positions and Brands.    We believe we have a strong market position supplying Seats and a good market position supplying Trim products to the North American MD/HD Truck market. Our market position in the North American MD/HD Truck market leads us to believe we have processes in place to design, manufacture and introduce products that meet customers’ expectations in that market. We also believe we are competitive as a global supplier of construction vehicle Seats. Our major product brands include KAB Seating™, National Seating™, Bostrom Seating®, Sprague Devices®, RoadWatch™, Stratos™, and FinishTEK™.
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
Global Capabilities.    We have sales, engineering, manufacturing and assembly capabilities in North America, Europe and the Asia-Pacific region that provide a high level of service to our customers who manufacture and sell their products on a global basis.
Relationships with Leading Customers and Major North American Fleets.    We have comprehensive product offerings, brand names and product features that enable us to be a global supplier to many of the leading MD/HD Truck, construction and specialty commercial vehicle manufacturers such as PACCAR, Caterpillar, Volvo/Mack, Navistar, Daimler Trucks, John Deere, Oshkosh Corporation, Komatsu and Škoda (part of the Volkswagen Group). In addition, we maintain relationships with the major MD/HD Truck fleet organizations that are end-users of our products such as Schneider National, Werner, Walmart, FedEx and JB Hunt.
Management Team.    We believe that our management team has substantial knowledge of our customer needs and expertise in critical operational areas and has a demonstrated ability to reduce costs, improve processes and expand revenue through product, market, geography and customer diversification.
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
We engage in global engineering, and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design and development and testing of new products for existing and new applications. We have developed a global engineering support center in India to provide a cost-effective global engineering resource to all of our seat facilities.
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
We believe we are staffed with experienced engineers and have equipment and technology to support early design involvement that results in products that timely meet or exceed the customer’s design and performance requirements, and are more efficient to manufacture. Our ability to support our products and customers with extensive involvement enhances our position for bidding on such business. We work aggressively to ensure that our quality and delivery metrics distinguish us from our competitors.
Research and development costs for the years ended December 31, 2016, 2015 and 2014 totaled $7.0 million, $7.4 million and $6.3 million, respectively.
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
When an end-user buys a commercial vehicle, the end-user may specify the seat and other features for that vehicle. Because our Seats are unique, our manufacturing facilities have significant complexity which we manage by building in sequence. We build our Seats as orders are received, and the Seats are delivered to our customer’s rack in the sequence in which vehicles come down the assembly line. We have systems in place that allow us to provide complete customized interior kits in boxes that are delivered in sequence. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, offsetting any increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly plants, which facilitates this process and minimizes shipping costs.
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
Seasonality
OEMs close their production facilities around holidays or when demand drops, reducing work days. Our cost structure, to the extent it is variable, provides us with some flexibility during these periods.
Our Supply Agreements
Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. We have not experienced any significant shortages of raw materials and normally do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing over the last several years, we use methods such as market index pricing and competitive bidding to assist in reducing our overall cost. We strive to align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We generally are not dependent on a single supplier or limited group of suppliers for our raw materials.
Our Customer Contracts
Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other firm commitments (“Commercial Arrangements”) with terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these Commercial Arrangements provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these Commercial Arrangements may be terminated at any time by our customers (but not by us), such terminations have historically been minimal and have not had a material impact on our results of operations. Because we produce products for a broad cross section of vehicle models, we are not overly reliant on any one vehicle model.
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
Seats and Seating Systems.    We believe we have a strong market position supplying Seats to the North American MD/HD Truck market. Our primary competitors in the North American commercial vehicle market include Sears Manufacturing Company, Isringhausen, Grammer AG and Seats, Inc. Our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen; and in the Asia-Pacific region include Isrihuatai and Tiancheng (in China); and Harita and Pinnacle (in India).
Trim Systems and Components.    We believe we have a good position supplying Trim products to the North American MD/HD Truck market. We face competition from a number of different competitors with respect to each of our trim system products and components. Our primary competitors are ConMet, International Automotive Components, Superior, Blachford Ltd. and Grupo Antolin.
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
Electronic Wire Harnesses and Panel Assemblies.    We supply a wide range of electronic wire harnesses and panel assemblies used in various commercial and other vehicles. Our primary competitors for electronic wire harnesses include large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, Motherson-Sumi, St. Clair and Electrical Components International as well as many smaller companies.
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
Employees
As of December 31, 2016, we had approximately 7,000 permanent employees, of whom approximately 16.1% were salaried and the remainder were hourly.  As of December 31, 2016, approximately 60% of the employees in our North American operations were unionized, with the majority of union-represented personnel based in Mexico.  On October 25, 2016 workers in our Piedmont, Alabama facility ratified a contract between CVG Alabama, LLC and the International Union United Automobile, Aerospace and Agricultural Implement Workers of American Local 27, effective November 1, 2016. On January 24, 2017, workers in our Shadyside, Ohio facility ratified a Closure Effects Agreement between Mayflower Vehicle Systems, LLC and the United Steel, Paper and Forestry, Rubber, Manufacturing and Energy, Allied Industrial and Service Workers International Union and its affiliated Local Union 9419. Approximately 63% of our European and Asia-Pacific operations were represented by shop steward committees.

We did not experience any material strikes, lockouts or work stoppages during 2016 and consider our relationship with our employees to be satisfactory.  On an as-needed basis during peak periods we utilize contract and temporary employees.  During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and/or reductions in force as necessary.

Environmental Matters
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
Government Regulations
New emissions regulations were approved in 2016 by US regulators impacting MD/HD Truck manufacturers. The regulations require manufacturers to cut greenhouse gas emissions by 25 percent by 2027. Other countries are implementing clean air measures to reduce air pollution. For example, China's Ministry of Environment implemented new standards applicable during 2017 for Stage V vehicles, including light gasoline-powered vehicles, diesel-powered passenger vehicles and heavy diesel-powered vehicles manufactured and sold in China.
Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state that exposes consumers to that substance. The state maintains lists of these substances and periodically adds other substances to them. Certain of our products may cause exposure to Proposition 65 and therefore cause us to have to provide warnings on the products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label.
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
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth certain information with respect to our executive officers as of March 9, 2017:

Name	Age	Principal Position(s)
Patrick E. Miller	49	President, Chief Executive Officer, Director
C. Timothy Trenary	60	Executive Vice President and Chief Financial Officer
The following biographies describe the business experience of our executive officers:
Patrick E. Miller has served as President and Chief Executive Officer and Director since November 2015. Mr. Miller, who most recently was President of the Company’s Global Truck & Bus Segment, has been with the Company since 2005. During this time, he served in the capacity of Senior Vice President & General Manager of Aftermarket; Senior Vice President of Global Purchasing; Vice President of Global Sales; Vice President & General Manager of North American Truck and Vice President & General Manager of Structures. Prior to joining the Company, Mr. Miller held engineering, sales, and operational leadership positions with Hayes Lemmerz International, Alcoa, Inc. and ArvinMeritor. He holds a Bachelor of Science in Industrial Engineering from Purdue University and a Masters of Business Administration from the Harvard University Graduate School of Business.
C. Timothy Trenary has served as Executive Vice President and Chief Financial Officer since October 2013. Mr. Trenary served as Executive Vice President and Chief Financial Officer of ProBuild Holdings LLC, a privately held North American supplier of building materials, from 2010 to 2013. Prior to that, Mr. Trenary served as Senior Vice President & Chief Financial Officer of EMCON Technologies Holdings Limited, a privately held global automotive parts supplier, from 2008 to 2010; and as Vice President and Chief Financial Officer of DURA Automotive Systems, Inc., a publicly held global automotive parts supplier, from 2007 to 2008. He holds a Bachelor of Accounting with Honors from Michigan State University and a Masters of Business

Administration with Honors from the University of Detroit Mercy. Mr. Trenary is also a certified public accountant with registered status in Michigan.

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
Historically, general weakness in the North American economy and corresponding decline in the need for commercial vehicles to, among other factors, haul freight tonnage in North America has contributed to a downturn in the MD/HD Truck market. Demand for commercial vehicles depends to some extent on economic and other conditions in a given market and the introduction of new vehicles and technologies. The yearly demand for commercial vehicles may increase or decrease more than overall gross domestic product in markets we serve. Downturns historically have had a material adverse effect on our business. If unit production of MD/HD Truck declines in the future it may materially adversely affect our business and results of operations.
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
Our operating results may fluctuate as a result of these and other events and factors:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements by us and our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced products;

•	announcement of technological innovations or new products by us or our competitors;

•	the length of our sales cycles;

•	conditions in the commercial vehicle industry;

•	changes in our operating expenses;

•	personnel changes;

•	new business acquisitions;

•	uncertainty in Ukraine, the Middle East or any other geographic region;

•	cyber-attacks to our systems;

•	currency and interest rate fluctuations;

•	uncertainty with respect to the North American Free Trade Agreement;

•	union actions; and

•	seasonal factors.
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
Our common stock has historically had a low trading volume and, as a result, any sale of a significant number of shares may depress the trading price of our stock; shareholders may be unable to sell their shares above the purchase price.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The trading volume of our common stock has historically been limited as compared to common stock of a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share prices. Because of the limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares may have a material adverse impact on the price of our common stock. Additionally, because of the limited number of shares being traded, the price per share is subject to volatility and may continue to be subject to rapid price swings in the future that may result in shareholders’ inability to sell their common stock at or above purchase price.
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
We have operations in the United Kingdom, Czech Republic, Ukraine, Belgium, China, Australia, Mexico and India, which accounted in the aggregate for approximately 25%, 23% and 26% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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

•	exposure to local social unrest, including any resultant acts of war, terrorism or similar events;

•	the difficulties associated with managing a large organization spread throughout various countries; and

•
complications in complying with a variety of laws and regulations related to doing business with and in foreign countries, some of which may conflict with U.S. law or may be vague or difficult to comply with.

Additionally, our international business activities are also subject to risks arising from violations of U.S. laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, and various export control and trade embargo laws and regulations, including those which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties that could materially and adversely affect our results of operations and financial condition.
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
Our future growth is dependent in part on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia-Pacific region, specifically China and India, as key markets likely to experience substantial growth in our market share, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in those regions. If we are unable to maintain, deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. We cannot guarantee that we will be successful in leveraging our capabilities into new markets and thus, in meeting the needs of these new customers and competing favorably in these new markets. Our results will also suffer if these regions do not grow as quickly as we anticipate.
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
The aggregate amount of our outstanding indebtedness was $235 million as of December 31, 2016. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:

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

Any of these factors could materially adversely affect our business, financial condition and results of operations. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.
Economic conditions and disruptions in the credit and financial markets could have an adverse effect on our business, financial condition and results of operations.
The financial markets experienced, in the not too distant past, a period of unprecedented turmoil, including the bankruptcy, restructuring or sale of certain financial institutions and the intervention of the U.S. federal government. Disruptions in the credit and financial markets may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. A crisis in the financial markets may also have a material adverse impact on the availability and cost of credit in the future. Our ability to pay our indebtedness will depend on our future performance, which will be affected by, among other things, prevailing economic conditions. Tightening of credit in financial markets may also adversely affect the ability of our customers to obtain financing for significant truck orders and the ability of our suppliers to provide us with sufficient raw materials for our products, either of which could adversely affect our business and results of operations.
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
Current and future competitors may make strategic acquisitions or establish cooperative relationships among themselves or with others, foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at lower cost than we can, or adapt more quickly to new technologies, industry or customer requirements. By doing so, they may enhance their ability to meet the needs of our customers or potential future customers more competitively. These developments could limit our ability to obtain revenues from new customers or maintain existing revenues from our customer base. We may not be able to compete successfully against current and future competitors and our failure to do so may have a material adverse effect on our business, operating results and financial condition.
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
Sales to A.B. Volvo, Daimler Truck and PACCAR accounted for approximately 17%, 15% and 10%, respectively, of our revenue in 2016, and our ten largest customers accounted for approximately 72% of our revenue in 2016. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations.
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
The commercial vehicle component supply industry has traditionally been highly fragmented and serves a limited number of large OEMs. As a result, OEMs have historically had a significant amount of leverage over their outside suppliers. Generally, our contracts with major OEM customers provide for an annual productivity cost reduction. Historically, we have been able to generally mitigate these customer-imposed cost reduction requirements through product design changes, increased productivity and similar programs with our suppliers. However, if we are unable to generate sufficient production cost savings in the future to offset these cost reductions, our gross margin and profitability would be adversely affected. Additionally, we generally do not have clauses in our customer agreements that guarantee that we will recoup the design and development costs that we incurred to develop a product. In other cases, we share the design costs with the customer and thereby have some risk that not all the costs will be covered if the project does not go forward or if it is not as profitable as expected.
In addition, changes in OEMs’ purchasing policies or payment practices could have an adverse effect on our business. Furthermore, due to the cost focus of our major customers, we have been, and expect to continue to be, requested to reduce prices as part of our initial business quotations and over the life of vehicle platforms we have been awarded. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing customers and necessary to win additional business.
Our business and results of operations could be adversely affected by vertical integration by our customers.
If we are unable to obtain raw materials at reasonable prices, it could adversely impact our results of operations and financial condition.

Numerous raw materials are used in the manufacture of our products. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, our business is subject to the risk of price increases and periodic delays in delivery. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. If we are unable to purchase certain raw materials required for our operations for a significant period of time, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition. Furthermore, in the past, we have experienced significant increases and fluctuations in raw materials pricing; and future changes in the prices of raw materials or utilities could have a material adverse impact on us without proportionate recovery from our customers.
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
If we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be materially adversely affected.
Our operations depend to a large extent on the efforts of our senior management team as well as our ability to attract, train, integrate and retain highly skilled personnel. We seek to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. Retaining labor with the right skills at competitive wages can be difficult in certain markets in which we are doing business, particularly those locations that are seeing much inbound investment and have highly mobile workforces. Additionally, attracting sufficiently well-educated and talented management, especially middle-management employees, in certain markets can be challenging.
We may not be able to retain our current senior management and other skilled personnel or attain similarly skilled personnel in the future. If we lose senior management or the services of our skilled workforce, or if we are unable to attract, train, integrate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.
We may be adversely impacted by labor strikes, work stoppages and other matters.
The hourly workforces at our Piedmont, Alabama and Shadyside, Ohio facilities along with Mexico operations are unionized. On November 1, 2016 workers in our Piedmont, Alabama facility ratified a contract between CVG Alabama, LLC and the International Union United Automobile, Aerospace and Agricultural Implement Workers of American Local 27. On January 24, 2017, workers in our Shadyside, Ohio facility ratified a Closure Effects Agreement between Mayflower Vehicle Systems, LLC and the United Steel, Paper and Forestry, Rubber, Manufacturing and Energy, Allied Industrial and Service Workers International Union and its affiliated Local Union 9419. The unionized employees at our North American facilities, with the majority being represented in Mexico, represent approximately 60% of our employees as of December 31, 2016. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 63% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
We are required to perform impairment tests whenever events and circumstances indicate the carrying value of certain assets may not be recoverable. Significant or unanticipated changes in circumstances, such as the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions, may result in a charge for impairment that can materially and adversely affect our reported net income and our stockholders’ equity.
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
Our future tax provision could be adversely affected by the geographic profile of our taxable income and by changes in the valuation of our deferred tax assets and liabilities. Our results could be materially impacted by significant changes in our effective tax rate. Additionally, any changes to domestic manufacturing initiatives could result in significant changes to our effective tax rate related to products manufactured either in the United States or in international jurisdictions. If the United States or another international jurisdiction implements a tax change related to products manufactured in a particular jurisdiction where we do business, our results could be materially and adversely affected.
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
We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, Occupational Safety and Health Administration investigations, employment disputes, unfair labor practice charges, examination by the Internal Revenue Service, customer and supplier disputes, contractual disputes, intellectual property disputes, environmental claims and product liability claims arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition. Reference is hereby made to Note 10 of the "Notes to Consolidated Financial Statements" for information relating to a lawsuit filed against the Company that may have a material adverse effect on our results of operations or financial condition.
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
We warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these OEMs’ customers, in some cases for as long as seven years. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would materially adversely affect our results of operations.
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
Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our financial condition and results of operations.
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
Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. Although we have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements, we do not expect to make material capital expenditures for environmental controls in 2017.
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
Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the EPA, state regulatory agencies in North America, such as CARB, and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by NHTSA in the U.S. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. In 2011, the EPA and NHTSA adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. These standards are anticipated to phase in with increasing stringency in each model year from 2014 to 2018. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.
We may be adversely affected by regulations relating to conflict minerals.
In August 2012, the SEC adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures we implement may not enable us to ascertain with sufficient certainty the origins for these minerals, which may harm our reputation, as well as incur costs associated with an audit. We may also face difficulties in satisfying customers who may require that our products be DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our financial condition or results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate office is located in New Albany, Ohio. Several of our manufacturing facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2016:

Location	Primary Product/Function	Ownership Interest
Piedmont, Alabama	Aftermarket Distribution	Owned
Douglas, Arizona	Warehouse	Leased
Dalton, Georgia	Trim & Warehouse	Leased
Monona, Iowa	Wire Harness	Owned
Michigan City, Indiana	Wipers, Switches	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box	Owned
Concord, North Carolina	Injection Molding	Leased
Shadyside, Ohio	Stamping of Steel and Aluminum Structural and Exposed Stamped Components	Owned
Chillicothe, Ohio	Interior Trim & Warehouse	Owned / Leased
New Albany, Ohio	Corporate Headquarters / R&D	Leased
Vonore, Tennessee	Seats, Mirrors & Warehouse	Owned / Leased
Dublin, Virginia	Interior Trim & Warehouse	Owned / Leased
Agua Prieta, Mexico	Wire Harness	Leased
Saltillo, Mexico	Interior Trim & Seats	Leased
Northampton, United Kingdom	Seats	Leased
Brisbane, Australia	Seats	Leased
Sydney, Australia	Seats	Leased
Mackay, Australia	Distribution	Leased
Melbourne, Australia	Distribution	Leased
Perth, Australia	Distribution	Leased
Jiading, China	Seats and Wire Harness	Leased
Jiading, China	R&D	Leased
Brandys nad Orlici, Czech Republic	Seats	Owned
Liberec, Czech Republic	Wire Harness	Leased
Baska (State of Gujarat) India	Seats	Leased
Pune (State of Maharashtra), India	Seats and R&D	Leased
Dharwad (State of Karnataka), India	Seats	Leased
L’viv, Ukraine	Wire Harness	Leased
We also have leased sales and service offices located in the Belgium, Australia, and Czech Republic and a sales office branch in Sweden. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and 7.875% senior secured notes due 2019. Revolving credit facility described in Note 6 of the "Notes to Consolidated Financial Statements" is incorporated in this section by reference.
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing or assembly, except for our New Albany, Ohio facility, which is an administrative office.

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

The litigation described in Note 10 of the "Notes to Consolidated Financial Statements" are incorporated in this 'Legal Proceedings' section by reference.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$6.00	$4.36
Third Quarter	$5.88	$3.82
Second Quarter	$5.56	$2.14
First Quarter	$3.33	$2.02
Year Ended December 31, 2015:
Fourth Quarter	$4.60	$2.66
Third Quarter	$7.37	$3.80
Second Quarter	$7.50	$5.60
First Quarter	$6.93	$5.35
As of March 9, 2017, there were 168 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the Second Amended and Restated Loan and Security Agreement and the indenture governing the 7.875% senior secured notes due 2019, as described in more detail under “Management’s Discussion and Analysis —Liquidity and Capital Resources — Debt and Credit Facilities.”
The following graph compares the cumulative five-year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group that includes a legacy group through October 31, 2016 and the new group from November 1, 2016 onward. The legacy group includes Altra Industrial Motion Corp, Core Molding Technologies, L.B. Foster Company, Fuel Systems Solutions Inc., Modine Manufacturing, Meritor Inc. EnPro Industries, Stoneridge Inc., Titan International and Wabco Holdings. The new peer group includes L.B. Foster Company, Modine Manufacturing, EnPro Industries, Stoneridge Inc., LCI Industries, Shiloh Industries Inc., Standard Motor Products Inc., ASTEC Industries Inc., Gentherm Inc., Dorman Products Inc., Freightcar America Inc., Federal Signal Corp., Spartan Motors Inc., Supreme Industries, American Railcar Industries Inc. and Columbus McKinnon Corp. The graph assumes that the value of the investment in the Company’s common stock in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Commercial Vehicle Group, Inc.	100.00	90.87	80.46	73.71	30.55	61.09
NASDAQ Composite	100.00	117.62	164.86	189.30	202.76	220.94
Legacy Peer Group	100.00	121.52	169.69	180.53	145.02	178.56
New Peer Group	100.00	128.38	199.21	206.18	192.76	260.18
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
We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2016. Our employees surrendered 135,009 shares of our common stock in 2016 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan and the 2014 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2016:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(October 1, 2016 through December 31, 2016)	135,009	$5.29	—	—

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2016 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
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
Material Events Affecting Financial Statement Comparability:
There are no material events affecting financial statement comparability of our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
The table below sets forth certain operating revenues for the periods indicated (dollars are in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$662,112	$825,341	$839,743	$747,718	$857,916
Cost of revenues	574,882	714,519	732,055	667,989	741,378
Gross profit	87,230	110,822	107,688	79,729	116,538
Selling, general and administrative expenses	60,542	71,469	72,480	71,711	71,949
Amortization expense	1,305	1,327	1,515	1,580	493
Operating income	25,383	38,026	33,693	6,438	44,096
Other (income) expense	(769)	(152)	215	139	69
Interest expense	19,318	21,359	20,716	21,087	20,945
Income (loss) before (benefit) provision for income taxes	6,834	16,819	12,762	(14,788)	23,082
Provision (benefit) for income taxes	49	9,758	5,131	(2,337)	(26,948)
Net income (loss)	6,785	7,061	7,631	(12,451)	50,030
Less: Non-controlling interest in subsidiary’s income (loss)	—	1	1	(6)	(47)
Net income (loss) attributable to CVG stockholders	$6,785	$7,060	$7,630	$(12,445)	$50,077
Income (loss) per share attributable to common stockholders:
Basic	$0.23	$0.24	$0.26	$(0.44)	$1.77
Diluted	$0.23	$0.24	$0.26	$(0.44)	$1.76
Weighted average common shares outstanding:
Basic	29,530	29,209	28,926	28,584	28,230
Diluted	29,878	29,399	29,117	28,584	28,428

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$202,693	$193,424	$192,618	$176,979	$187,111
Total assets	428,765	436,679	442,927	432,441	439,665
Total liabilities, excluding debt	126,075	133,112	133,177	122,500	123,357
Total debt	235,000	235,000	250,000	250,000	250,000
Total CVG stockholders’ equity	67,690	65,930	58,801	59,945	66,286
Total non-controlling interest	—	—	35	33	22
Total stockholders’ equity	67,690	65,930	58,836	59,978	66,308
Other Data:
Net cash provided by (used in):
Operating activities	$49,365	$55,299	$9,519	$19,154	$24,049
Investing activities	(8,903)	(14,506)	(12,289)	(12,949)	(42,759)
Financing activities	(714)	(16,008)	514	(937)	(1,178)
Depreciation and amortization	16,451	17,710	18,247	20,583	14,067
Capital expenditures	11,917	15,590	14,568	13,666	18,641
North American Heavy-duty Truck Production (units) [1]	228,000	323,000	297,000	246,000	279,000
North America Class 5-7 Production (units) [1]	233,000	237,000	226,000	201,000	189,000

(1)	Source: ACT (December 2016).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Company Overview
Commercial Vehicle Group, Inc. (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the MD/HD Truck market, the medium- and heavy-construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.
We have manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
Our products include Seats; Trim; cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies designed for applications in commercial and other vehicles.
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. Our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture OEMs, creating an opportunity, we believe, to cross-sell our products.
Business Overview
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels and production rates. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a December 2016 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 203,000 in 2017 before gradually increasing to 297,000 in 2019. We believe the production of North American Class 8 vehicles in 2017 will be between 200,000 to 220,000. ACT Research estimates that the average age of active North American Class 8 trucks is 10.6 years in 2015 and 2016, which is consistent with the average age in 2014. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
The North American Class 5-7 truck production steadily increased from 226,000 in 2014 to 233,000 in 2016. According to a December 2016 report by ACT Research, North American Class 5-7 truck production is expected to trend upward in 2017 to 246,000 and is expected to gradually increase to 270,000 in 2020.
For the year ended December 31, 2016, approximately 42% of our revenue was generated from sales to global MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color and specific interior styling. In addition, certain of our products are only utilized in the North American Class 8 market, such as our storage systems, sleeper boxes and privacy curtains. Accordingly, changes in demand for heavy-duty trucks in North America or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Demand for our construction and agricultural equipment products is dependent on the vehicle production and therefore demand for new vehicles in the global construction and agricultural equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium-and heavy-duty construction equipment markets vehicles (weighing over 12 metric tons). Demand in the medium-and heavy-duty construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe the construction markets we serve are looking positive in Europe, Asia, and North America. Global agriculture markets may be flattening out but are still challenged.
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
Our Long-term Strategy

Our long-term strategy is to grow organically by product, geographic region and end market. Our products are Seats, Trim, wire harnesses, structures, wipers, mirrors and office seats. We expect to realize some end market diversification in truck and bus in Asia-Pacific and trim in Europe, with additional diversification weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategy; and more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy in response to significant changes in our business environment and other factors.
Although our long-term strategy is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.
Strategic Footprint
We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 million to $12 million annually when fully implemented at the end of 2017. We have achieved approximately 50 percent of planned cost savings as of December 31, 2016.
At the time of the November 2015 announcement of facility restructuring actions, the Company estimated pre-tax costs of $11 million to $16 million. This range of pre-tax restructuring costs has been lowered to $8 million to $11 million. Pre-tax expenditures associated with the restructuring actions announced in November 2015 were approximately $1 million in the year ended December 31, 2015, approximately $4 million in the year ended December 31, 2016 and are expected to be $3 million to $6 million for year ended December 31, 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities.
Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements described in Note 2 of the “Notes to Consolidated Financial Statements” is incorporated in this section by reference.
Consolidated Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2016		2015		2014
Revenues	$662,112	100.0%	$825,341	100.0%	$839,743	100.0%
Cost of revenues	574,882	86.8	714,519	86.6	732,055	87.2
Gross profit	87,230	13.2	110,822	13.4	107,688	12.8
Selling, general and administrative expenses	60,542	9.1	71,469	8.7	72,480	8.6
Amortization expense	1,305	0.2	1,327	0.2	1,515	0.2
Operating income	25,383	3.8	38,026	4.6	33,693	4.0
Other expense (income)	(769)	(0.1)	(152)	—	215	—
Interest expense	19,318	2.9	21,359	2.6	20,716	2.5
Income before provision for income taxes	6,834	1.0	16,819	2.0	12,762	1.5
Provision for income taxes	49	—	9,758	1.2	5,131	0.6
Net income	6,785	1.0	7,061	0.9	7,631	0.9
Less: Non-controlling interest in subsidiary’s income	—	—	1	—	1	—
Net income attributable to common stockholders	$6,785	1.0%	$7,060	0.9%	$7,630	0.9%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
CONSOLIDATED RESULTS
Revenues. On a consolidated basis, revenues decreased $163.2 million, or 19.8%, to $662.1 million for the year ended December 31, 2016 compared to $825.3 million for the year ended December 31, 2015. The decrease in revenues primarily resulted from decreased heavy-duty truck production volumes in North America, decreased sales volume in global construction markets and unfavorable foreign currency exchange translation. Specifically, the decrease resulted from:

•	a $132.0 million, or 32%, decrease in OEM MD/HD Truck revenues;

•	a $19.1 million, or 14%, decrease in aftermarket revenues;

•	a $16.6 million, or 11%, decrease in construction equipment revenues; and

•	a $4.5 million, or 3%, increase in other revenues.
2016 revenues were adversely impacted by foreign currency exchange translation of $8.6 million, which is reflected in the change in revenue above.
Gross Profit.  Gross profit decreased $23.6 million, or 21.3%, to $87.2 million for the year ended December 31, 2016 from $110.8 million for the year ended December 31, 2015. Included in gross profit is cost of revenues which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues decreased $139.6 million, or 19.5%, resulting from a decrease in raw material and purchased component costs of $107.1 million, wages and benefits of $10.3 million and overhead expenses of $22.2 million. The decrease in gross profit primarily resulted from the decrease in sales volume. Additionally, 2016 results included $3.4 million in charges relating to facility restructuring costs compared to $2.1 million in the prior year period. As a percentage of revenues, gross profit decreased to 13.2% for the year ended December 31, 2016 from 13.4% for the year ended December 31, 2015.
Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expense decreased $10.9 million, or 15.3%, to $60.5 million for the year ended December 31, 2016 from $71.5 million for the year ended December 31, 2015. The net decrease in selling, general and administrative expenses was primarily a result of a reduction in force and executive realignment of approximately $6.0 million in overhead and employee-related expenditures, a reduction in outside services and other cost-cutting measures of $3.0 million driven by a decline in volume and favorable foreign currency exchange translation of $0.7 million. Additionally, 2016 results included $0.6 million in charges relating to impairment of an asset held for sale.
Other (Income) Expense. Other (income) expense increased $0.6 million, or 405.9%, to $0.8 million for the year ended December 31, 2016 from $0.2 million for the year ended December 31, 2015. The increase in other (income) expense is due to proceeds to be received on an insurance settlement.
Interest Expense.  Interest, associated with our long-term debt, and other expense was approximately $19.3 million and $21.4 million in the years ended December 31, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.
Provision for Income Taxes.  Our provision for income taxes decreased by $9.7 million to $49 thousand for the year ended December 31, 2016 compared to $9.8 million for the year ended December 31, 2015. This decrease primarily resulted from a change in the mix of income from our U.S. to non-U.S. locations and tax valuation allowances released in China and India during 2016. For additional information regarding the income tax provision refer to Note 8 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Net Income Attributable to CVG Stockholders.  Net income attributable to CVG stockholders was $6.8 million for the year ended December 31, 2016 compared to net income of $7.1 million in the prior year period.
SEGMENT RESULTS
Global Truck and Bus Segment Results
The table below sets forth certain GTB Segment operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2016		2015
Revenues	$416,279	100.0%	$565,269	100.0%
Gross Profit	54,665	13.1	85,702	15.2
Selling, General & Administrative Expenses	22,557	5.4	25,263	4.5
Operating Income	30,943	7.4	59,252	10.5
Revenues.  GTB Segment revenues decreased $149.0 million, or 26.4%, to $416.3 million for the year ended December 31, 2016 from $565.3 million for the year ended December 31, 2015. The decrease in GTB Segment revenues is primarily a result of:

•	a $134.6 million, or 34%, decrease in OEM MD/HD Truck revenues;

•	a $10.0 million, or 12%, decrease in aftermarket revenues; and

•	a $4.4 million, or 5%, decrease in revenues from other markets.
GTB Segment 2016 revenues were adversely impacted by foreign currency exchange translation of $0.6 million, which is reflected in the changes in revenue above.
Gross Profit.  GTB Segment gross profit decreased $31.0 million, or 36.2%, to $54.7 million for the year ended December 31, 2016 from $85.7 million for the year ended December 31, 2015. Cost of revenues decreased $117.9 million, or 24.6%, as a result of a decrease in raw material and purchased component costs of $91.4 million, wages and benefits of $8.8 million and overhead expenses of $17.7 million. The decrease in gross profit was primarily the result of the decrease in sales volume. Additionally, 2016 results included $2.7 million in charges relating to facility restructuring costs compared to $1.8 million in prior year period, $1.5 million of which pertains to Tigard restructuring in 2015. As a percentage of revenues, gross profit for the year ended December 31, 2016 decreased to 13.1% from 15.2% for the year ended December 31, 2015 reflecting primarily the decline in sales volume.
Selling, General and Administrative Expenses.  GTB Segment selling, general and administrative expenses decreased $2.7 million, or 10.7%, to $22.6 million for the year ended December 31, 2016 from 25.3 million for the year ended December 31, 2015 reflecting a focus on cost discipline.
Global Construction and Agriculture Segment Results
The table below sets forth certain GCA Segment operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2016		2015
Revenues	$254,024	100.0%	$271,627	100.0%
Gross Profit	34,060	13.4	28,627	10.5
Selling, General & Administrative Expenses	18,240	7.2	20,442	7.5
Operating Income	15,680	6.2	8,044	3.0
Revenues.  GCA Segment revenues decreased $17.6 million, or 6.5%, to $254.0 million for the year ended December 31, 2016 from $271.6 million for the year ended December 31, 2015. The decrease in GCA Segment revenue is primarily a result of:

•	a $13.2 million, or 10%, decrease in OEM construction equipment revenues;

•	a $9.2 million, or 19%, decrease in aftermarket revenues; and
•a $4.8 million, or 5%, increase in revenues from other markets.

GCA Segment 2016 revenues were adversely impacted by foreign currency exchange translation of $8.6 million, which is reflected in the changes in revenue above.
Gross Profit.  GCA Segment gross profit increased $5.4 million, or 19.0%, to $34.1 million for the year ended December 31, 2016 from $28.6 million for year ended December 31, 2015. Cost of revenues decreased $23.0 million, or 9.5%, as a result of an decrease in raw material and purchased component costs of $17.1 million, wages and benefits of $1.4 million and overhead expenses of $4.5 million. The increase in gross profit, notwithstanding the decline in sales volume, was primarily a result of our cost reduction and restructuring actions for the year ended December 31, 2016. Additionally, 2016 results included $0.7 million in charges relating to facility restructuring costs compared to $0.3 million in the prior year period. As a percentage of revenues, gross profit improved to 13.4% for the year ended December 31, 2016 from 10.5% for the year ended December 31, 2015.
Selling, General and Administrative Expenses.  GCA Segment selling, general and administrative expenses decreased $2.2 million, or 10.8%, to $18.2 million in the year ended December 31, 2016 from $20.4 million for the year ended December 31, 2015 reflecting a focus on cost discipline.

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
Gross Profit.  Gross profit increased $3.1 million, or 2.9%, to $110.8 million for the year ended December 31, 2015 from $107.7 million for the year ended December 31, 2014. Cost of revenues decreased $17.5 million, or 2.4%, resulting from a decrease in raw material and purchased component costs of $14.1 million, wages and benefits of $1.0 million and overhead costs of $2.4 million. The increase in gross profit primarily resulted from ongoing margin enhancement efforts, offset by $2.6 million year over year increase in net warranty charges, a year over year increase in Tigard, Oregon facility closure costs of $0.2 million ($1.3 million in 2014 as compared to $1.5 million in 2015) and additional employee separation and facility charges of $0.6 million as a part of our fourth quarter 2015 restructuring plan. Additionally, 2014 results included a loss of $0.8 million on the sale of our Norwalk, Ohio facility. As a percentage of revenues, gross profit increased to 13.4% for the year ended December 31, 2015 from 12.8% for the year ended December 31, 2014.
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

Global Truck and Bus Segment Results
The table below sets forth certain GTB Segment operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

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

Gross Profit.  GTB Segment gross profit increased $4.3 million, or 5.2%, to $85.7 million for the year ended December 31, 2015 from $81.4 million for the year ended December 31, 2014. Cost of revenues increased $26.9 million, or 5.9%, as a result of an increase in raw material and purchased component costs of $16.3 million, salaries and benefits of $2.0 million and overhead of $8.6 million. The increase in gross profit resulted from the increase in sales and ongoing margin enhancement efforts, offset by unfavorable foreign currency exchange translation impacts of $0.4 million, a year over year increase in net warranty charges of $1.7 million, the net year over year increase in costs associated with the closure of our Tigard, Oregon facility of $0.2 million ($1.3 million in 2014 as compared to $1.5 million in 2015) and additional employee separation charges of $0.3 million as a part of our fourth quarter 2015 restructuring plan. Additionally, 2014 results included a loss of $0.8 million on the sale of our Norwalk, Ohio facility. As a percentage of revenues, gross profit of 15.2% for the year ended December 31, 2015 was unchanged from the year ended December 31, 2014.
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
Global Construction and Agriculture Segment Results
The table below sets forth certain GCA Segment operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

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
Gross Profit.  GCA Segment gross profit decreased $1.0 million, or 3.2%, to $28.6 million for the year ended December 31, 2015 from $29.6 million for year ended December 31, 2014. Cost of revenues decreased $44.6 million, or 15.5%, as a result of an decrease in raw material and purchased component costs of $33.0 million, salaries and benefits of $3.0 million and overhead of

$8.6 million. The decrease in gross profit resulted from the decrease in sales, unfavorable foreign currency exchange translation of $2.4 million, a year over year increase in net warranty charges of $0.9 million, and employee separation and facility charges of $0.3 million as a part of our fourth quarter 2015 restructuring plan. This increase in cost of sales was offset by ongoing margin enhancement efforts in 2015. As a percentage of revenues, gross profit was 10.5% for the year ended December 31, 2015 compared to 9.3% for the year ended December 31, 2014.
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
Liquidity and Capital Resources
In the year ended December 31, 2016, the Company did not have any borrowings under its asset-based revolver and therefore was not subject to any financial maintenance covenants. At December 31, 2016, the Company had liquidity of $168 million; $130 million of cash and $38 million availability from its asset-based revolver.
We intend to allocate resources consistent with the following priorities: (1) to ensure adequate liquidity to manage through the cycles; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.
Cash Flows
Our primary source of liquidity during the year ended December 31, 2016 was cash generated from the sale of our various products to our customers. We believe that cash from operations, existing cash reserves, and availability under our revolving credit facility will provide adequate funds for our working capital needs, planned capital expenditures and cash interest payments through 2017. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during 2016.
For the year ended December 31, 2016, cash provided by operations was $49.4 million compared to $55.3 million in the year ended December 31, 2015. This decrease in cash provided by operations was primarily due to year-over-year changes in deferred income taxes offset in part by a decrease in the investment in working capital in 2016. For the year ended December 31, 2015, cash provided by operations was $55.3 million compared to $9.5 million in the year ended December 31, 2014, which resulted primarily from a decrease in the investment in working capital in 2015.
Net cash used in investing activities was $8.9 million for the year ended December 31, 2016 compared to $14.5 million for the year ended December 31, 2015, and $12.3 million for the year ended December 31, 2014. The decrease in cash used in investing activities for the year ended December 31, 2016 compared to 2015 was due primarily to a decrease in capital expenditures and cash provided from settlement of corporate-owned life insurance policies. In 2017, we expect capital expenditures to be in the range of $15 million to $18 million. The increase in cash used in investing activities for the year ended December 31, 2015 compared to 2014 was due primarily to an increase in capital expenditures and a decrease in proceeds from the disposal or sale of property, plant and equipment.
Net cash used in financing activities was $0.7 million for the year ended December 31, 2016 compared to $16.0 million used in financing activities for the year ended December 31, 2015, and $0.5 million provided by financing activities for the year ended December 31, 2014. The decrease in net cash used in financing activities for the year ended December 31, 2016 primarily resulted from the redemption of $15 million of our 7.875% notes in 2015. The net cash provided by financing activities for the year ended December 31, 2014 resulted from loan proceeds taken against our life insurance policies to fund deferred compensation payments totaling $1.0 million.
As of December 31, 2016, cash held by foreign subsidiaries was $34.8 million. If we were to repatriate any portion of these funds back to the U.S. we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not currently have any plans or needs to repatriate funds held by our foreign affiliates, but rather intend to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
The debt and credit facilities described in Note 6 of the "Notes to Consolidated Financial Statements" are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2016 (dollars are in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$235,000	$—	$235,000	$—	$—
Estimated interest payments	42,409	18,506	23,903	—	—
Operating lease obligations	18,616	6,045	6,967	3,685	1,919
Pension and other post-retirement funding	42,674	3,698	7,999	8,605	22,372
Total	$338,699	$28,249	$273,869	$12,290	$24,291
Since December 31, 2016, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
We also enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for the entire life of that vehicle platform, which is typically five to seven years. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Additionally, we have recorded a liability of $0.6 million for unrecognized tax benefits as we are uncertain as to if or when such accounts may be settled. The Company also recorded $0.2 million for potential penalties associated with unrecognized tax benefits. Accordingly, our obligations under these agreements are not reflected in the contractual obligations table above.
As of December 31, 2016, we were not party to significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2016, we had outstanding letters of credit of $2.5 million. We do not believe that these letters of credit will be required to be drawn.
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
Revenue Recognition — We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our purchasing requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have no provisions to terminate such contracts. At the time of revenue recognition, we also record estimates for returns and allowances based on historical trends and current market conditions.
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
Goodwill and intangible assets described in Notes 2 and 7 of the "Notes to Consolidated Financial Statements" are incorporated in this section by reference.
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax laws and rates expected to be in place when the deferred tax items are realized. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.
Warranty Reserves — We are subjected to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Customers require their outside suppliers to guarantee or warrant their products and bear the cost of repair or replacement of such products. Depending on the terms under which we supplied products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented. Our policy is to reserve for estimated future customer warranty costs based on historical trends with certain products or customers concerning the lag time of claims made, magnitude of claims and current economic or regulatory factors.
Pension and Other Post-Retirement Benefit Plans — We sponsor pension plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan providing medical benefits for certain retirees and their dependents in certain U.S. operations.
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
Significant assumptions used to measure our annual pension and other post-retirement benefit expenses include:

•	discount rate;

•	expected return on plan assets;

•	mortality rates; and

•	health care cost trend rates.
Discount Rate — The discount rate represents the interest rate that is used to determine the present value of future cash flows currently expected to be required to settle the pension and other post-retirement benefit obligations. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes. We consider the Citigroup Pension Discount Curve, for U.S. pensions; and the iBoxx Over 15 Year AA Corporate Bond Yield for non-U.S. pensions in 2016 and the Barclay’s Capital Corporate AA Rated Sterling Bond Index, for non-U.S. pensions in 2015, in the determination of the appropriate discount rate assumptions. The weighted average rate we used to measure our pension obligation as of December 31, 2016 and 2015 was 3.9% and 4.1%, respectively, for the U.S. pension plans and 2.7% and 3.9%, respectively, for the non-U.S pension plans.
Expected Long-Term Rate of Return — The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Our pension plan investment strategy is reviewed annually and is established based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. We use a third-party advisor to assist us in determining our investment allocation and modeling our long-term rate of return assumptions. For 2016, 2015 and 2014, we assumed an expected long-term rate of return on plan assets of 7.5% for the U.S. pension plans. For 2016, we assumed an expected long-term rate of return on plan assets of 5.0% for non-U.S. pensions compared to 4.6% for 2015 and 5.8% for 2014.
Changes in the discount rate and expected long-term rate of return on plan assets within the range indicated below would have had the following impact on 2016 pension and other post-retirement benefits results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
(Decrease) increase due to change in assumptions used to determine net periodic benefit costs for the year ended December 31, 2016:
Discount rate	$(413)	$383
Expected long-term rate of return on plan assets	$(722)	$705
(Decrease) increase due to change in assumptions used to determine benefit obligations for the year ended December 31, 2016:
Discount rate	$(10,519)	$13,073
We believe we are in compliance with the requirements of the Affordable Care Act and are monitoring for potential changes in the future. We will continue to evaluate the situation for any potential impact the Affordable Care Act may present. Affordable Care Act changes implemented to date include:

•	expansion of coverage for older children up to age 26;

•	elimination of lifetime maximum benefit limits;

•	elimination of preexisting condition exclusions for children;

•	limited reimbursement under Flexible Spending Accounts for over the counter medications;

•	women’s preventive care — expansion of preventive services without co-pays or deductibles;

•	flex spending limits — reduction in annual limit for flex spending accounts from $5,000 to $2,500;

•	increase in Medicare tax by 0.9 % on wages over $200,000 for single filers, $250,000 for joint filers and $125,000 for those who are married filing separately;

•	W-2 reporting of benefits — W-2 forms will be required to show the non-taxable cost of employer health care coverage; and

•	variable Hour Policy to identify and monitor the measurement, administrative, and stability periods of variable hour employees to comply with the requirements of the employer mandate.
Health Care Cost Trend Rates — The health care cost trend rates represent the annual rates of change in the cost of health care benefits based on estimates of health care inflation, changes in health care utilization or delivery patterns, technological advances and changes in the health status of the plan participants. For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 and 2015. The rate was assumed to decrease gradually to 5% through 2018 and remain consistent thereafter. Assumed health care cost trend rates impact the amounts reported for other post-retirement benefit plans.
Differences in the ultimate health care cost trend rates within the range indicated below would have had the following impact on 2016 other post-retirement benefit results (in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Increase (decrease) from change in health care cost trends rates
Other post-retirement benefit expense	$1	$(1)
Other post-retirement benefit liability	$5	$(5)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
We have the ability to manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. None of our debt was variable rate debt at December 31, 2016 and 2015.

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
Outstanding foreign currency forward exchange contracts at December 31, 2016 are more fully described in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2016 amounted to a net liability of $1.1 million, which was included in other current liabilities in our consolidated balance sheets. The fair value of our contracts at December 31, 2015 amounted to a net liability of $0.5 million, which is included in other current liabilities in our consolidated balance sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our consolidated statement of income.
Our primary exposures to foreign currency exchange fluctuations are Mexican peso/U.S. dollar and Japanese yen/Chinese yuan. At December 31, 2016 and 2015, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be immaterial.
Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2016 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses generated in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2016 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency. The principal currencies of exposure are the British Pound, Chinese Yuan, Euro, Czech Koruna, Australian Dollar, Japanese Yen, Mexican Peso, Indian Rupee and Ukrainian Hryvnia. Foreign currency translation negatively impacted fiscal year 2016 revenues by $8.6 million, or 1.0 percent, due generally to the strengthening of the U.S. Dollar.
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
We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Columbus, Ohio
March 9, 2017

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015 (as adjusted)
	(In thousands, except share and per share amounts)
ASSETS

CURRENT ASSETS:
Cash	$130,160	$92,194
Accounts receivable, net of allowances of $3,881 and $4,539, respectively	97,793	130,240
Inventories	71,054	75,658
Other current assets	9,941	10,185
Total current assets	308,948	308,277
PROPERTY, PLANT AND EQUIPMENT
Land and buildings	28,203	27,330
Machinery and equipment	167,541	166,380
Construction in progress	8,176	11,849
Less accumulated depreciation	(137,879)	(134,598)
Property, plant and equipment, net	66,041	70,961
GOODWILL	7,703	7,834
INTANGIBLE ASSETS, net of accumulated amortization of $7,048 and $6,858, respectively	15,511	16,946
DEFERRED INCOME TAXES, NET	28,587	25,253
OTHER ASSETS	1,975	4,771
TOTAL ASSETS	$428,765	$434,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60,556	$66,657
Accrued liabilities and other	45,699	48,196
Total current liabilities	106,255	114,853
LONG-TERM DEBT	233,154	232,363
PENSION AND OTHER POST-RETIREMENT BENEFITS	18,938	17,233
OTHER LONG-TERM LIABILITIES	2,728	3,663
Total liabilities	361,075	368,112
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (60,000,000 shares authorized; 29,871,354 and 29,448,779 shares issued and outstanding, respectively);	299	294
Treasury stock, at cost: 1,014,413 and 879,404 shares, respectively	(7,753)	(7,039)
Additional paid-in capital	237,367	234,760
Retained deficit	(113,378)	(122,431)
Accumulated other comprehensive loss	(48,845)	(39,654)
Total stockholders’ equity	67,690	65,930
TOTAL LIABILITIES AND EQUITY	$428,765	$434,042
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share amounts)
REVENUES	$662,112	$825,341	$839,743
COST OF REVENUES	574,882	714,519	732,055
Gross Profit	87,230	110,822	107,688
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	60,542	71,469	72,480
AMORTIZATION EXPENSE	1,305	1,327	1,515
Operating Income	25,383	38,026	33,693
OTHER (INCOME) EXPENSE	(769)	(152)	215
INTEREST EXPENSE	19,318	21,359	20,716
Income Before Provision for Income Taxes	6,834	16,819	12,762
PROVISION FOR INCOME TAXES	49	9,758	5,131
NET INCOME	6,785	7,061	7,631
Less: Non-controlling interest in subsidiary’s income	—	1	1
NET INCOME ATTRIBUTABLE TO CVG STOCKHOLDERS	$6,785	$7,060	$7,630
EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.24	$0.26
Diluted	$0.23	$0.24	$0.26
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	29,530	29,209	28,926
Diluted	29,878	29,399	29,117

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Net income	$6,785	$7,061	$7,631
Other comprehensive loss:
Foreign currency translation adjustments	(3,234)	(4,572)	(4,600)
Minimum pension liability, net of tax	(5,957)	2,206	(6,380)
Other comprehensive loss	(9,191)	(2,366)	(10,980)
Comprehensive (loss) income	$(2,406)	$4,695	$(3,349)
Less: Comprehensive (loss) income attributed to noncontrolling interests	—	(35)	1
Comprehensive (loss) income attributable to CVG stockholders	$(2,406)	$4,730	$(3,350)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands , except share data )
BALANCE — December 31, 2013	28,860,143	$296	$(6,095)	$229,137	$(137,122)	$(26,308)	$59,908	$33	$59,941
Issuance of restricted stock	378,597	—	—	—	—	—	—	—	—
Surrender of common stock by employees	(90,236)	—	(527)	—	—	—	(527)	—	(527)
Share-based compensation expense	—	—	—	2,770	—	—	2,770	—	2,770
Total comprehensive (loss) income	—	—	—	—	7,630	(10,980)	(3,350)	1	(3,349)
Non-controlling interests	—	—	—	—	—	—	—	1	1
BALANCE — December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836
Issuance of restricted stock	400,195	4	—	—	—	—	4	—	4
Surrender of common stock by employees	(99,920)	(6)	(417)	—	—	—	(423)	—	(423)
Share-based compensation expense	—	—	—	2,853	—	—	2,853	—	2,853
Total comprehensive (loss) income	—	—	—	—	7,061	(2,366)	4,695	(35)	4,660
BALANCE — December 31, 2015	29,448,779	$294	$(7,039)	$234,760	$(122,431)	$(39,654)	$65,930	$—	$65,930
Issuance of restricted stock	557,584	5	—	—	—	—	5	—	5
Surrender of common stock by employees	(135,009)	—	(714)	—	—	—	(714)	—	(714)
Share-based compensation expense	—	—	—	2,607	—	—	2,607	—	2,607
Recognition of excess tax benefits on share-based compensation expense	—	—	—	—	2,268	—	2,268	—	2,268
Total comprehensive (loss) income	—	—	—	—	6,785	(9,191)	(2,406)	—	(2,406)
BALANCE — December 31, 2016	29,871,354	$299	$(7,753)	$237,367	$(113,378)	$(48,845)	$67,690	$—	$67,690

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,785	$7,061	$7,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,451	17,710	18,247
Provision for doubtful accounts	5,552	4,640	5,225
Noncash amortization of debt financing costs	840	1,059	891
Pension plan contributions	(2,995)	(2,958)	(2,965)
Loss on early extinguishment of debt	—	591	—
Shared-based compensation expense	2,607	2,853	2,741
Loss on sale of assets	80	596	1,098
Deferred income taxes	(2,525)	8,157	3,277
Noncash loss on forward exchange contracts	603	151	483
Insurance Settlement	(675)	—	—
Impairment of equipment held for sale	616	—	—
Change in other operating items:
Accounts receivable	25,501	166	(27,875)
Inventories	2,993	6,761	(5,370)
Prepaid expenses	(978)	(3,743)	2,267
Accounts payable	(4,263)	(3,642)	3,065
Accrued liabilities	(1,997)	8,211	1,022
Other operating activities, net	770	7,686	(218)
Net cash provided by operating activities	49,365	55,299	9,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,429)	(14,685)	(13,704)
Proceeds from disposal/sale of property, plant and equipment	37	108	689
Proceeds from corporate-owned life insurance policies	2,489	—	—
Other investing activities, net	—	71	726
Net cash used in investing activities	(8,903)	(14,506)	(12,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings against life insurance policies	—	—	1,041
Surrender of common stock by employees	(714)	(417)	(527)
Redemption of Notes	—	(15,000)	—
Early payment fee on debt and other debt issuance costs	—	(591)	—
Net cash (used in) provided by financing activities	(714)	(16,008)	514
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,782)	(2,682)	(348)
NET INCREASE (DECREASE) IN CASH	37,966	22,103	(2,604)
CASH:
Beginning of period	92,194	70,091	72,695
End of period	$130,160	$92,194	$70,091
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,684	$19,939	$19,831
Cash paid for income taxes, net	$2,495	$1,545	$1,387
Unpaid purchases of property and equipment included in accounts payable	$488	$905	$864

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

1.	Organization
Commercial Vehicle Group, Inc. (and its subsidiaries) (“CVG”) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD/HD Truck”) market, the medium-and heavy-construction vehicle market, and the military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets. References herein to the "Company," "we," "our," or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, returns and allowances, inventory reserves, goodwill, intangible and long-lived assets, pension and other post-retirement benefits, product warranty reserves and income tax valuation allowances. Actual results may differ materially from those estimates.
Reclassifications — Certain reclassifications have been made to prior year amounts to conform to current year presentation. Refer to "Accounting Pronouncements Implemented in the Period" below for further details.
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
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for the year ended December 31, 2016, 2015 and 2014 was $15.1 million, $16.4 million and $16.7 million, respectively.
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
Definite-Lived Intangible Assets — We review definite-lived intangible assets, including trademarks, tradenames and customer relationships, for recoverability whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the estimated undiscounted cash flows are less than the carrying amount of such assets, we recognize an impairment loss in an amount necessary to write down the assets to fair value as estimated from expected future discounted cash flows. Estimating the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. Definite-lived intangible assets are amortized on a straight-line basis over the estimated life of the asset.
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
Shipping and Handling Costs — Shipping and handling costs are recognized in cost of goods sold on the consolidated statement of income.

Warranty — We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2016 and 2015 are included within accrued liabilities and other in the accompanying consolidated balance sheets. The following presents a summary of the warranty provision for the years ended December 31 (in thousands):

	2016	2015
Balance — Beginning of the year	$7,580	$4,438
Provision for new warranty claims	1,798	5,878
Change in provision for preexisting warranty claims	389	(467)
Deduction for payments made	(3,819)	(2,192)
Currency translation adjustment	(396)	(77)
Balance — End of year	$5,552	$7,580
Research and Development Costs — Research and development costs are expensed as incurred and included in selling, general and administration expenses. Research and development costs charged to expense for the years ended December 31, 2016, 2015 and 2014 were approximately $7.0 million, $7.4 million, and $6.3 million, respectively.
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates expected to be in place when the deferred tax items are realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that a portion, of the deferred tax assets will not be realized. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.
Comprehensive (Loss) Income — Comprehensive (loss) income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income represents net income adjusted for foreign currency translation adjustments and minimum pension liability adjustments. We disclose comprehensive (loss) income in the consolidated statements of comprehensive (loss) income. See Note 15 for a rollforward of activity in accumulated comprehensive income (loss).
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
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2016 and 2015, receivables from our primary customers, including A.B. Volvo, Daimler Trucks, Caterpillar, Navistar, John Deere and PACCAR, represented approximately 64% and 67% of total receivables, respectively.
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

Foreign Currency Forward Exchange Contracts — We use forward purchase exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in our consolidated statement of income. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
Recently Issued Accounting Pronouncements —
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This will impact the Company to the extent we transfer machinery and equipment between wholly-owned subsidiaries as a part of the Company's overall restructuring plan, which should be completed by the time we implement this ASU in 2018. We do not anticipate the impact to be material. The ASU is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarified the classification of multiple issues related to the Statement of Cash Flows. The ASU specifically clarified, among other classification issues, certain issues impacting the Company regarding the appropriate classification of insurance settlements to be consistent with the loss incurred and corporate owned life insurance policy proceeds as investing activity. To the extent the ASU applies to the Company, for example clarification of the classification of corporate owned life insurance policy proceeds, our presentation is consistent with the ASU. We do not anticipate a material impact to the presentation of the Statement of Cash Flows when fully implemented beginning on January 1, 2018. The ASU is effective for public entities beginning after December 15, 2017 and interim periods within 2017.
In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new guidance will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. The new guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019. We are in the process of evaluating the effect of the new guidance on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to inventory measured using first-in, first-out or average cost. Under this amendment, inventory should be measured at lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe this pronouncement will have a material impact on its financial statements.
Revenue Recognition Guidance
In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 provides additional guidance established by the FASB-IASB Joint Transition Resource Group for Revenue Recognition ("TRG") regarding the implementation of certain aspects of the new revenue recognition guidance. More specifically, the amendment provides additional guidance regarding assessing the collectability criterion, the presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications or completed contracts at transition of the new revenue recognition guidance and technical corrections.
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
The mandatory adoption date of each of the revenue recognition ASUs referenced above is January 1, 2018, with an early adoption date of January 1, 2017. With respect to each of the elements of the revenue recognition guidance above, the Company is in the process of assessing potential changes in revenue recognition for certain revenue streams. The Company's specific approach to implementing the accounting guidance may vary depending on the risk assessment to be performed. The Company will evaluate various revenue streams, which may be specific to product type, customer or region within segments. Contract terms can vary significantly between customers, resulting in different accounting conclusions. As management assesses its various revenue streams, we may establish revised accounting policies and measure and disclose the accounting impact. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting. We will not early adopt the new guidance.
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that are not included in the balance sheet under existing accounting guidance. The Company has determined its initial population of lease arrangements, including facility leases and machinery and equipment leases. The lease terms are not generally complex in nature. The Company will update its accounting policies as we complete our assessment of leases. The Company will also review other arrangements which could contain embedded lease arrangements to be considered under the revised guidance. The Company will determine the impact of the new guidance on its current lease arrangements that are expected to remain in place during 2017 and beyond.
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

•
Income Tax Accounting. The amended accounting guidance requires all excess tax benefits and tax deficiencies to be recognized as an income tax benefit or expense on a prospective basis in the period of adoption. As shares vest, the Company will report the excess tax benefits or deficiencies prospectively in the consolidated statement of income. The Company recognized an adjustment to beginning retained earnings and a deferred tax asset of $2.3 million arising from prior year excess tax benefits not previously recognized.

•
Statement of Cash Flows Presentation. The amended accounting guidance requires excess tax benefits to be classified as an operating activity in the consolidated statement of cash flows. Previously, excess tax benefits were presented as cash inflow from financing activities and cash outflow from operating activities.The retrospective impact to the presentation of the consolidated statement of cash flows was not material. The amended accounting guidance also requires cash paid by an employer when shares are directly withheld for tax withholding purposes be classified as a financing activity. The Company has retrospectively adjusted its presentation in the consolidated statement of cash flows.

Pursuant to ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," issued in April 2015, and ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," issued in August 2015, the Company now presents the carrying value of its long-term debt net of associated deferred financing charges, which were previously presented as a part of other long-term assets. In order to conform with ASU 2015-03, we reclassified deferred financing fees associated with our long-term debt totaling $2.6 million from other assets to net against long-term debt of $235.0 million at December 31, 2015.

3.	Fair Value Measurement
At December 31, 2016, our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
Foreign Exchange Contracts. Our derivative assets and liabilities represent foreign exchange purchase and sales contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. The fair values of our derivative assets and liabilities measured on a recurring basis as of December 31 are categorized as follows (in thousands):

	2016				2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets in other current assets [1]	$142	$—	$142	$—	$36	$—	$36	$—
Derivative liabilities in accrued liabilities and other[1]	$1,234	$—	$1,234	$—	$524	$—	$524	$—

[1]	Based on observable market transactions of spot and forward rates.
The following table summarizes the notional amount of our open foreign exchange contracts at December 31 (in thousands):

	2016		2015
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$18,593	$17,213	$15,490	$15,479
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the effect of derivative instruments on the consolidated statements of income for derivatives not designated as accounting hedges at December 31 (in thousands):

		2016	2015
	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$603	$151
Long-term debt.   The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on the use of these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt at December 31 are as follows (in thousands):

	2016		2015 (as adjusted)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$233,154	$231,391	$232,956	$190,063
Long-lived assets. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2016, except for an impairment of $0.6 million recognized in the first quarter of 2016 for an asset held for sale based on the estimated selling price less selling costs of $0.8 million. The asset was classified as held and used at its estimated fair value of $0.8 million as of December 31, 2016. The impairment was recorded in selling, general and administrative expense in the consolidated statement of income. The asset is classified as Level 2. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2015.

4.	Inventories
Inventories consisted of the following as of December 31 (in thousands):

	2016	2015
Raw materials	$46,352	$52,647
Work in process	11,234	8,776
Finished goods	13,468	14,235
	$71,054	$75,658

5.	Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31 (in thousands):

	2016	2015
Compensation and benefits	$10,435	$11,936
Warranty costs	5,552	7,580
Insurance	5,237	3,852
Interest	3,892	4,041
Deferred tooling	2,773	2,828
Legal and professional fees	2,827	3,211
Restructuring	2,271	336
Taxes payable	2,517	2,696
Accrued freight	1,465	1,636
Accrued services	1,309	1,140
Product liabilities	—	1,711
Other	7,421	7,229
	$45,699	$48,196

6.	Debt
Debt consisted of the following at December 31 (in thousands):

	2016	2015
7.875% senior secured notes due April 15, 2019	$233,154	$232,363
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

The size of the revolving credit facility was unchanged by the Second ARLS Agreement and remains at $40.0 million, but the borrowers may request an increase in revolver commitments from time to time in an aggregate amount of up to $35.0 million, as long as the requested increase does not breach any subordinated debt agreement of the borrowers or the indenture governing the Company’s 7.875% notes due 2019. Availability under the revolving credit facility is subject to borrowing base limitations and an availability block equal to the amount of debt and foreign cash management services Bank of America, N.A. or its affiliates makes available to the Company’s foreign subsidiaries. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the revolving credit facility.
The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≥ to $20,000,000	0.50%	1.50%
II	> $10,000,000 but < $20,000,000	0.75%	1.75%
I	≤ to $10,000,000	1.00%	2.00%
The applicable margin is subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrower’s failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2016 the applicable margin was set at Level III.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility. As of December 31, 2016, $1.9 million in deferred financing fees relating to the revolving credit facility and our 7.875% notes were being amortized over the remaining life of the agreements.
As of December 31, 2016, we did not have borrowings under the revolving credit facility. In addition, as of December 31, 2016, we had outstanding letters of credit of $2.5 million and borrowing availability of $37.5 million under the revolving credit facility.
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
Terms, Covenants and Compliance Status
The Second ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio calculated based upon consolidated EBITDA (as defined in the revolving credit facility) as of the last day of each of the Company’s fiscal quarters. The borrowers are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain at least $7.5 million of borrowing availability under the revolving credit facility. If borrowing availability is less than $7.5 million at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of any fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability of $7.5 million or greater for 60 consecutive days. Because the Company had borrowing availability in excess of $7.5 million from January 1, 2016 through December 31, 2016, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2016.
The Second ARLS Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the borrowers and their subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than other borrowers or their subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt or the indenture governing the 7.875% notes; and other matters customarily restricted in loan agreements. The Second ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2016.

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
The Company is entitled at its option to redeem all or a portion of the 7.875% notes at the redemption price, plus accrued and unpaid interest, if any, to the redemption date, during the 12-month period commencing on April 15, 2014, April 15, 2015 and April 15, 2016 at 105.906%,103.938% and 101.969%, respectively. If we experience certain change of control events, holders of the 7.875% notes may require us to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.
The 7.875% Notes Indenture contains restrictive covenants and events of default (subject to certain customary grace periods). We were in compliance with these covenants and were not in default as of December 31, 2016. On November 14, 2015, the Company redeemed $15 million of its $250 million then outstanding 7.875% notes. The redemption price for the 7.875% notes was equal to 103.938% of the principal amount of the 7.875% notes, plus accrued and unpaid interest to, but not including, the redemption date. Upon the partial redemption by the Company of the 7.875% notes, $235 million of the 7.875% notes remain outstanding. We paid a premium for early redemption totaling $0.6 million in accordance with the provisions of the 7.875% notes.

7.	Goodwill and Intangible Assets
Our intangible assets as of December 31 were comprised of the following (in thousands):

	December 31, 2016
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,378	$(3,193)	$5,185
Customer relationships	15 years	14,181	(3,855)	10,326
		$22,559	$(7,048)	$15,511

	December 31, 2015
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$9,460	$(3,914)	$5,546
Customer relationships	15 years	14,344	(2,944)	11,400
		$23,804	$(6,858)	$16,946
The aggregate intangible asset amortization expense was $1.3 million, $1.3 million and $1.5 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2016 is $1.3 million per year through December 31, 2019 and $1.2 million in the fourth and fifth years.
The changes in the carrying amounts of goodwill for the years ended December 31 are as follows (in thousands):

	2016	2015
Balance — Beginning of the year	$7,834	$8,056
Currency translation adjustment	(131)	(222)
Balance — End of the year	$7,703	$7,834

8.	Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31 (in thousands):

	2016	2015	2014
Domestic	$(13,928)	$16,819	$6,820
Foreign	20,762	—	5,942
Total	$6,834	$16,819	$12,762
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Federal provision at statutory rate	$2,392	$5,887	$4,466
U.S./foreign tax rate differential	(1,842)	1	(991)
Foreign non-deductible expenses	743	(479)	1,556
Foreign tax provision	336	296	361
State taxes, net of federal benefit	(171)	556	1,958
State tax rate change, net of federal benefit	541	32	(159)
Change in uncertain tax positions	114	236	(150)
Change in valuation allowance	(1,858)	3,283	(2,538)
Tax credits	(104)	(283)	(91)
Share-based compensation	(108)	459	377
Other	6	(230)	342
Provision for income taxes	$49	$9,758	$5,131
The provision (benefit) for income taxes for the years ended December 31 is as follows (in thousands):

	2016			2015			2014
	Current Provision (Benefit)	Deferred Provision (Benefit)	Total Provision (Benefit)	Current Provision (Benefit)	Deferred Provision	Total Provision	Current Provision	Deferred Provision (Benefit)	Total Provision (Benefit)
Federal	$(4)	$(1,801)	$(1,805)	$(153)	$6,077	$5,924	$26	$4,799	$4,825
State and local	(27)	1,021	994	380	389	769	316	2,834	3,150
Foreign	2,605	(1,745)	860	1,374	1,691	3,065	1,512	(4,356)	(2,844)
Total	$2,574	$(2,525)	$49	$1,601	$8,157	$9,758	$1,854	$3,277	$5,131
A summary of deferred income tax assets and liabilities as of December 31 is as follows (in thousands):

	2016	2015
Noncurrent deferred tax assets:
Amortization and fixed assets	$4,109	$5,270
Accounts receivable	815	706
Inventories	2,899	3,959
Pension obligations	4,623	5,268
Warranty obligations	2,519	3,608
Accrued benefits	1,060	1,370
Foreign exchange contracts	460	94
Restricted stock	145	153
Tax credits carryforwards	2,238	2,562
Net operating loss carryforwards	20,130	15,094
Other temporary differences not currently available for tax purposes	2,135	287
Total noncurrent assets	41,133	38,371
Valuation allowance	(12,546)	(13,118)
Net noncurrent deferred tax assets	$28,587	$25,253
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(764)	$(1,158)
Net operating loss carryforwards	2,178	2,121
Other temporary differences not currently available for tax purposes	(1,430)	(796)
Total noncurrent tax liabilities	(16)	167
Valuation allowance	—	(1,286)
Net noncurrent deferred tax liabilities	$(16)	$(1,119)
Total deferred tax asset	$28,571	$24,134
Our overall deferred tax position was a net deferred tax asset of $28.6 million.
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
During 2016, our foreign affiliates in China and India each generated enough income to no longer be in a cumulative three-year loss position. With an improved future forecast of income and other favorable evidence, valuation allowances totaling $3.1 million were released. The valuation allowance in the United Kingdom was reduced by $1.3 million due to a reduction in the statutory tax rate. We determined a valuation allowance of $2.6 million should be established for our foreign deferred assets in Luxembourg because projected future income is lower than originally expected. Also, we established a valuation allowance of $0.3 million for deferred assets associated with certain U.S. state tax net operating loss carry forwards. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
As of December 31, 2016, we had $61.9 million of foreign, $14.5 million U.S. federal and $61.6 million of U.S. state net operating loss carryforwards available to offset future taxable income. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Generally, our net operating loss carryforwards expire beginning in 2017 and continue through 2036. However, there are certain tax jurisdictions with no expiration dates. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2016, we had $1.5 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years and the credits will expire between 2028 and 2035. We also had $0.8 million of alternative minimum tax credit carryforwards that do not expire.
As of December 31, 2016, undistributed earnings from our foreign affiliates were $41.2 million. We do not intend to repatriate these funds and consider these funds to be permanently reinvested. Deferred taxes have not been provided on these unremitted earnings as determination of the liability is not practical because the liability would be dependent on circumstances existing if and when remittance occurs.
As of December 31, 2016, cash of $34.8 million was held by foreign subsidiaries. If we were to repatriate any portion of these funds back to the U.S., we would need to accrue and pay the appropriate withholding and income taxes on amounts repatriated. We do not currently have any plans or intentions to repatriate funds held by our foreign affiliates, but intend to use the cash to fund the growth of our foreign operations.
We operate in multiple jurisdictions and are routinely under audit by U.S. federal, U.S. state and international tax authorities. Exposures exist related to various filing positions which may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. Reserves for these potential exposures have been established which represent management’s best estimate of the probable adjustments. On a quarterly basis, management evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. However, actual results may differ from these estimates. The resolution of these matters in a particular future period could have an impact on our consolidated statement of operations and provision for income taxes.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2011. We currently have one tax examination in process in India.
As of December 31, 2016, and 2015, we provided a liability of $0.6 million and $0.5 million, respectively, for unrecognized tax benefits related to U.S. federal, U.S. state, and foreign jurisdictions, all of which would impact our effective tax rate, if recognized. These unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are being carried forward (net operating losses and tax credits).
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.2 million and $0.1 million accrued for the payment of interest and penalties as of December 31, 2016 and December 31, 2015, respectively. Accrued interest and penalties are included in the $0.6 million of unrecognized tax benefits.
We have $0.2 million unrecognized tax reserves, interest and penalties we anticipate will be released within the next 12 months due to the statue of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 is as follows (in thousands):

	2016	2015	2014
Balance — Beginning of the year	$489	$27	$189
Gross increase — tax positions in prior periods	40	445	—
Gross decreases — tax positions in prior periods	—	—	(170)
Gross increases — current period tax positions	103	44	8
Lapse of statute of limitations	(4)	(27)	—
Balance — End of the year	$628	$489	$27

9.    Segment Reporting and Geographic Locations
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s CODM, which is our President and Chief Executive Officer.
The Company has two reportable segments: the GTB Segment and the GCA Segment. Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD/HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.
The GTB Segment manufactures and sells the following products:

•	Seats, Trim, sleeper boxes, cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America.

•	Seats to the truck and bus markets in Asia-Pacific and Europe.

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America.

•	Trim to the recreational and specialty vehicle markets in North America.

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Electronic wire harness assemblies and Seats for construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia Pacific.

•	Seats to the truck and bus markets in Asia-Pacific and Europe.

•	Wiper systems to the construction and agriculture markets in Europe.

•	Office seating in Europe and Asia-Pacific.

•	Aftermarket seats and components in Europe and Asia-Pacific.
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
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income and capital and other items as of and for the year ended December 31, 2016 (in thousands). The table does not include assets as the CODM does not review assets by segment.

	As of and for the year ended December 31, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$415,154	$246,958	$—	$662,112
Intersegment Revenues	1,125	7,066	(8,191)	$—
Total Revenues	$416,279	$254,024	$(8,191)	$662,112
Gross Profit	$54,665	$34,060	$(1,495)	$87,230
Depreciation and Amortization Expense	$8,545	$5,581	$2,325	$16,451
Selling, General & Administrative Expenses	$22,557	$18,240	$19,745	$60,542
Operating Income	$30,943	$15,680	$(21,240)	$25,383

Capital and Other Items:
Capital Expenditures	$6,384	$4,609	$924	$11,917
Other Items [1]	$2,712	$723	$688	$4,123
1 Other items impacting operating income in the GTB and GCA Segments include costs associated with restructuring activities, including employee severance or retention costs, lease cancellation costs, building repairs and costs to transfer equipment; and in corporate a write down of an asset held for sale and severance costs.
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income and capital and other items as of and for the year ended December 31, 2015 (in thousands). The table does not include assets as the CODM does not review assets by segment.

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
1 Other items in the GTB and GCA Segments include costs associated with restructuring activities, including employee severance or retention costs, lease cancellation costs, building repairs and costs to transfer equipment.
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
1 Other items in the GTB and GCA Segments include costs associated with restructuring activities, including employee severance or retention costs, lease cancellation costs, building repairs and costs to transfer equipment.
The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$496,473	$54,334	$635,627	$59,280	$644,547	$60,819
All other countries	165,639	11,707	189,714	11,681	195,196	12,643
	$662,112	$66,041	$825,341	$70,961	$839,743	$73,462
Revenues are attributed to geographic locations based on the geography from which the legal entity operates. Included in all other countries are intercompany sales eliminations.
The following is the composition by product category of our revenues (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$280,575	42	$339,724	41	$351,621	42
Trim systems and components	132,623	20	179,713	22	163,399	19
Electronic wire harnesses and panel assemblies	149,417	23	154,417	19	180,237	21
Cab structures, sleeper boxes, body panels and structural components	57,605	9	96,046	12	89,168	11
Mirrors, wipers and controls	41,892	6	55,441	6	55,318	7
	$662,112	100	$825,341	100	$839,743	100

10.	Commitments and Contingencies
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. The anticipated future lease costs are based in part on certain assumptions and we will continue to monitor these costs to determine if the estimates need to be revised in the future. Lease expense under these arrangements was $10.6 million, $11.3 million and $12.6 million in 2016, 2015 and 2014, respectively. Capital lease agreements entered into by us are immaterial. Future approximate minimum annual rental commitments at December 31, 2016 under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2017	$6,045
2018	4,201
2019	2,766
2020	2,012
2021	1,673
Thereafter	1,919
Guarantees — We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. We record a liability for the fair value of such guarantees in the balance sheet. As of December 31, 2016 and 2015, we had no such guarantees.
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
On November 15, 2015, Bouchet & Co., a consulting firm, filed a lawsuit against the Company captioned Bouchet & Co. v. Commercial Vehicle Group, Inc., Case Number 1:15-CV-10333 in the United States District Court for the Northern District of Illinois, alleging two causes of actions. First, the plaintiff asserts a breach of contract claim, alleging that the Company breached an agreement signed on October 2, 2014 (the “Agreement”) and refused to pay plaintiff’s fees as set forth in the Agreement. In the breach of contract claim, the plaintiff seeks compensatory damages in the amount of $2.5 million. Second, the plaintiff asserts a promissory fraud cause of action. Under this claim, the plaintiff alleges that the Company committed fraud by promising to pay a fee to the plaintiff that the Company had no intention of paying. In the promissory fraud claim, the plaintiff seeks punitive damages, post judgment interest, and any other costs awarded by the Court. On October 24, 2016, the Court granted plaintiff’s motion for partial summary judgment on the breach of contract claim. Specifically, the Court held that the Company was liable for breach of contract, but reserved the issue of damages for the jury. The Court also denied the plaintiff’s motion for partial summary judgment on the promissory fraud claim, holding that liability on that claim would be a matter for the jury at trial. As of December 31, 2016, the Company has accrued $950 thousand related to this matter. Trial on this matter is scheduled for the end of May 2017. There can be no assurances that this proceeding will not have a material adverse effect on the Company's results of operations or financial condition.

11.	Stockholders’ Equity (Deficit)
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 29,871,354 and 29,448,779 shares outstanding as of December 31, 2016 and 2015, respectively.
Preferred Stock — Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2016 and 2015.
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
Diluted earnings per share for years ended December 31, 2016, 2015 and 2014 includes the effects of potential common shares when dilutive (in thousands, except per share amounts):

	2016	2015	2014
Net income attributable to common stockholders — basic and diluted	$6,785	$7,060	$7,630
Weighted average number of common shares outstanding	29,530	29,209	28,926
Dilutive effect of outstanding stock options and restricted stock grants after application of the treasury stock method	348	190	191

Dilutive shares outstanding	29,878	29,399	29,117
Basic earnings per share attributable to common stockholders	$0.23	$0.24	$0.26
Diluted earnings per share attributable to common stockholders	$0.23	$0.24	$0.26
For the years ended December 31, 2016 and 2015, diluted earnings per share excludes 350 thousand shares and 501 thousand shares, respectively, of nonvested restricted stock as the effect would have been anti-dilutive. As of December 31, 2014, diluted earnings per share excludes 23 thousand shares of nonvested restricted stock and 29 thousand shares of outstanding stock options as the effect would have been anti-dilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Second ARLS Agreement and the 7.875% Notes Indenture restricts the payment or distribution of our cash or other assets, including cash dividend payments.

12.	Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock (or the publicly traded common stock of the applicable Peer Group company) for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not employed as of the payment date, the award will be forfeited. These grants were accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. Performance awards were granted under the 2014 EIP in November 2016, 2015, and 2014. The November 2013 awards of $0.3 million were paid in 2016. Expense associated with the performance awards is reported in selling, general and administrative expenses in the consolidated statement of income. The following table summarizes the grant activity for the years December 31, 2016, 2015 and 2014 (in thousands, except for the remaining periods):

Grant Date	Grant Amount	Forfeitures/Adjustments	Payments	Balance at December 31, 2016	Vesting Schedule	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2013	$1,351	$(1,033)	$(318)	$—	November 2016	$—	0
November 2014	$2,087	$(1,062)	$—	$1,025	November 2017	$256	9
November 2015	1,487	(160)	—	1,327	November 2018	774	21
November 2016	1,434	—	—	1,434	November 2019	1,315	33
	$6,359	$(2,255)	$(318)	$3,786		$2,345

13.	Share-Based Compensation
The compensation expense that has been charged against income for our share-based compensation arrangements was $2.6 million, $2.9 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Share-based compensation expense is classified in selling, general and administrative expenses in the consolidated statement of income.
Restricted Stock Awards — Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of and that may be forfeited in the event of certain terminations of employment or separation from the board of directors prior to the end of a restricted period set by the compensation committee of the board of directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. The following table summarizes information about restricted stock grants (in millions, except for share data):

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$0.6	10
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	0.1	10
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	1.0	22
January 2016	23,852	3 equal annual installments commencing on October 20, 2016	—	22
March 2016	38,758	3 equal annual installments commencing on October 20, 2016	—	22
October 2016	410,751	3 equal annual installments commencing on October 20, 2017	2.1	34
October 2016	97,951	fully vests as of October 20, 2017	0.4	10
As of December 31, 2016, there was approximately $4.2 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments for vesting and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
As noted in footnote 2, we have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense. Additional expense was reported in the year ended December 31, 2016 of $0.1 million for estimated forfeitures that pertained to expense reported in the first and second quarters of 2016. A summary of the status of our restricted stock awards as of December 31, 2016 and changes during the twelve-month period ending December 31, 2016, 2015 and 2014 is presented below:

	2016		2015		2014
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested - beginning of year	1,128	$4.24	915	$6.96	855	$7.59
Granted	571	5.05	818	3.24	577	6.91
Vested	(558)	4.68	(400)	7.06	(379)	8.06
Forfeited	(160)	4.35	(205)	6.93	(138)	7.59
Nonvested - end of year	981	$4.70	1,128	$4.24	915	$6.96
Employees surrendered approximately 135 thousand shares of our common stock in connection with the vesting of restricted stock during 2016 to satisfy income tax withholding obligations.
As of December 31, 2016, a total of 868 thousand shares were available for future grants from the shares authorized for award under our 2014 Equity Incentive Plan, including cumulative forfeitures.
Repurchase of Common Stock — We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2016; however, our employees surrendered 135 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2014 EIP and the Fourth Amended and Restated Equity Incentive Plan.

14.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plans — We sponsor various 401(k) employee savings plans covering all eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of $2.7 million in 2016, $2.8 million in 2015 and $2.2 million in 2014.
Pension and Other Post-Retirement Benefit Plans — We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Each of the plans are frozen to new participants. All of the plans, except for the Shadyside pension plan, are frozen to additional service credits earned. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.
The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following (in thousands):

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation — Beginning of year	$47,795	$51,279	$39,186	$43,569
Service cost	126	135	—	—
Interest cost	1,878	1,864	1,370	1,470
Participant contributions	7	11	—	—
Benefits paid	(2,161)	(2,179)	(1,454)	(1,676)
Actuarial loss (gain)	(133)	(3,315)	9,234	(2,263)
Exchange rate changes	—	—	(7,516)	(1,914)
Benefit obligation at end of year	47,512	47,795	40,820	39,186
Change in plan assets:
Fair value of plan assets — Beginning of year	36,270	35,660	33,608	35,752
Actual return on plan assets	2,035	532	4,214	328
Employer contributions	2,239	2,246	756	818
Participant contributions	7	11	—	—
Benefits paid	(2,161)	(2,179)	(1,454)	(1,676)
Exchange rate changes	—	—	(6,044)	(1,614)
Fair value of plan assets at end of year	38,390	36,270	31,080	33,608
Funded status	$(9,122)	$(11,525)	$(9,740)	$(5,578)
Amounts recognized in the consolidated balance sheets at December 31 consist of (in thousands):

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Current liabilities	$64	$74	$—	$—
Noncurrent liabilities	9,058	11,451	9,740	5,578
Net amount recognized	$9,122	$11,525	$9,740	$5,578
The components of net periodic benefit cost for the years ended December 31 are as follows (in thousands):

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plans
	2016	2015	2014	2016	2015	2014
Service cost	$126	$135	$84	$—	$—	$—
Interest cost	1,878	1,864	1,915	1,370	1,470	1,758
Expected return on plan assets	(2,719)	(2,673)	(2,514)	(1,520)	(1,597)	(1,891)
Amortization of prior service cost	6	6	6	—	—	—
Recognized actuarial loss (gain)	308	336	1	210	275	249
Net periodic (benefit) cost	$(401)	$(332)	$(508)	$60	$148	$116

Amounts Recognized in Accumulated Other Comprehensive (Loss) Income — Amounts recognized in accumulated other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows (in thousands):

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plans
	2016	2015	2014	2016	2015	2014
Net actuarial loss (gain)	$15,219	$14,974	$16,485	$14,134	$8,784	$10,227
Prior service cost	63	69	75	—	—	—
	$15,282	$15,043	$16,560	$14,134	$8,784	$10,227
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income, before taking into account income tax effects, for the year ended December 31 are as follows (in thousands):

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Actuarial loss (gain)	$551	$(1,172)	$6,001	$(994)
Amortization of actuarial (gain) loss	(308)	(336)	(193)	(275)
Prior Service credit	(6)	(6)	—	—
Total recognized in other comprehensive income (loss)	$237	$(1,514)	$5,808	$(1,269)
The estimated actuarial loss will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.4 million.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	2016	2015	2016	2015
Discount rate	3.87%	4.05%	2.70%	3.90%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans			Non-U.S. Pension Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.05%	3.73%	4.57%	3.90%	3.50%	4.40%
Expected return on plan assets	7.50%	7.50%	7.50%	5.00%	4.60%	5.80%
The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are used to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $3.7 million to our pension plans and our other post-retirement benefit plans in 2017.

Our current investment allocation target for our pension plans for 2016 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocations as of December 31,
	2016		2015		U.S. Pension Plans		Non-U.S. Pension Plans
	U.S.	Non-U.S.	U.S.	Non-U.S.	2016	2015	2016	2015
Cash and cash equivalents	—	—	—	—	0.1	1.2	—	0.4
Equity/balanced securities	55	55	55	60	52.1	51.0	55.2	61.1
Fixed income securities	25	45	25	40	23.3	24.0	44.8	38.5
Real estate	20	—	20	—	24.5	23.8	—	—
	100%	100%	100%	100%	100%	100%	100%	100%

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
The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174	$174	$—	$—
Equities:
U.S. large value	4,800	4,800	—	—
U.S. large growth	4,805	4,805	—	—
International blend	7,954	—	7,954	—
Emerging markets	2,464	2,464	—	—
Balanced	18,486	—	18,486	—
Fixed income securities:
Government bonds	8,402	—	8,402	—
Corporate bonds	12,976	—	12,976	—
Real Estate:
U.S. property	9,409	—	—	9,409
Total pension fund assets	$69,470	$12,243	$47,818	$9,409

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$551	$551	$—	$—
Equities:
U.S. large value	4,222	4,222	—	—
U.S. large growth	3,961	3,961	—	—
International blend	7,874	—	7,874	—
Emerging markets	2,429	2,429	—	—
Balanced	20,528	—	20,528	—
Fixed income securities:
Government bonds	4,298	—	4,298	—
Corporate bonds	17,368	—	17,368	—
Real Estate:
U.S. property	8,645	—	—	8,645
Total pension fund assets	$69,876	$11,163	$50,068	$8,645

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows (in thousands):

	2016	2015
Beginning balance	$8,645	$7,957
Actual return on plan assets:
Relating to assets held at reporting date	764	1,018
Relating to assets sold during the period	—	2
Purchases, sales and settlements, net	—	(322)
Foreign currency translation adjustment	—	(10)
Ending balance	$9,409	$8,645

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans (in thousands):

Year	Pension Plans
2017	$3,698
2018	3,902
2019	4,095
2020	4,279
2021	4,326
2022 to 2026	22,372

15.	Accumulated Comprehensive Loss
The activity for each item of accumulated other comprehensive loss is as follows (in thousands):

	Foreign currency items	Pension and postretirement benefits plans	Accumulated other comprehensive loss
Beginning balance, January 1, 2015	$(16,507)	$(20,781)	$(37,288)
Net current period change	(4,572)	1,720	(2,852)
Reclassification adjustments for losses reclassified into income	—	486	486
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	(3,234)	(6,347)	(9,581)
Reclassification adjustments for losses reclassified into income	—	390	390
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
The related tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2016 and 2015 are as follows (in thousands):

2016	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial loss and prior service credit	$(6,553)	$206	$(6,347)
Reclassification of actuarial loss and prior service cost to net income	507	(117)	390
Net unrealized loss	(6,046)	89	(5,957)
Cumulative translation adjustment	(3,235)	1	(3,234)
Total other comprehensive loss	$(9,281)	$90	$(9,191)

2015	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$2,169	$(449)	$1,720
Reclassification of actuarial loss and prior service cost to net income	616	(130)	486
Net unrealized loss	2,785	(579)	2,206
Cumulative translation adjustment	(4,596)	24	(4,572)
Total other comprehensive loss	$(1,811)	$(555)	$(2,366)

16.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of actual quarterly results of operations for 2016 and 2015 (in thousands, except per share amounts):

	Revenues	Gross Profit	Operating Income	Net Income (Loss)	Net Income (Loss) Attributable to Common Stockholders	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share Attributable to Common Stockholders[1]
2016:
First	$180,291	$25,704	$8,580	$2,563	$2,563	$0.09	$0.09
Second	178,251	24,331	8,427	2,720	2,720	0.09	0.09
Third	153,604	18,919	4,466	1,147	1,147	0.04	0.04
Fourth	149,966	18,276	3,910	355	355	0.01	0.01
2015:
First	$220,303	$29,074	$11,198	$3,593	$3,592	$0.12	$0.12
Second	217,617	29,506	11,588	3,205	3,205	0.11	0.11
Third	202,729	27,890	9,946	2,554	2,554	0.09	0.09
Fourth	184,692	24,352	5,294	(2,291)	(2,291)	(0.08)	(0.08)

(1)	See Note 11 for discussion on the computation of diluted shares outstanding.

17.	Restructuring

Current Restructuring Activity

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expect the costs associated with restructuring activities to total $7.6 million to $10.7 million, and capital investments to total $1.0 million to $2.0 million. The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. As of December 31, 2016, restructuring costs incurred were $0.8 million in the fourth quarter of 2015 and $3.5 million during the year ended December 31, 2016. The following is a summary of some of our key actions:

Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015 and was completed during 2016.
Piedmont Facility
On May 2, 2016, the Company announced plans to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. The Company will continue to maintain a presence in Piedmont for our Aftermarket distribution channel. We anticipate completing the restructuring plan by the end of 2017.
Monona Facility
On July 19, 2016, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. We anticipate the transfer of production from the Monona facility to the Agua Prieta facility to be substantially complete by the end of 2017.
Shadyside Facility
On July 21, 2016, the Company announced that it will close its Shadyside, Ohio facility that performs assembly and stamping activities. These activities will be transferred to alternative facilities or sourced to local suppliers. We anticipate the closure of the Shadyside facility to be substantially complete by the end of 2017.
Ongoing Restructuring Expenditures
The table below summarizes the expenditures incurred to date and future expenditures associated with the restructuring activities approved on November 19, 2015 (in millions):

	Total Project Expense				Expected
			2015	2016	Future Expense		Income Statement
	Low	High	Expense	Expense	Low	High	Classification
Edgewood Wire Harness
Separation costs	$0.3	$0.3	$0.1	$0.2	$—	$—	Cost of revenues
Facility and other costs	0.1	0.1	—	0.1	—	—	Cost of revenues
Total	$0.4	$0.4	$0.1	$0.3	$—	$—
Piedmont Seating
Separation costs	$0.8	$0.9	$0.1	$0.5	$0.2	$0.3	Cost of revenues
Facility and other costs	0.5	0.7	—	0.4	0.1	0.3	Cost of revenues
Total	$1.3	$1.6	$0.1	$0.9	$0.3	$0.6
Monona Wire Harness
Separation costs	$0.7	$1.3	$0.2	$0.3	$0.2	$0.8	Cost of revenues
Facility and other costs	0.5	0.9	—	0.1	0.4	0.8	Cost of revenues
Total	$1.2	$2.2	$0.2	$0.4	$0.6	$1.6
Shadyside Stamping
Separation costs	$2.2	$2.7	$0.2	$1.5	$0.5	$1.0	Cost of revenues
Facility and other costs	1.1	2.0	—	0.2	0.9	1.8	Cost of revenues
Total	$3.3	$4.7	$0.2	$1.7	$1.4	$2.8
Other Restructuring
Separation costs	$0.6	$0.8	$—	$0.1	$0.5	$0.7	Cost of revenues
Separation costs	0.3	0.3	0.2	0.1	—	—	Selling, general and administrative
Facility and other costs	0.5	0.7	—	—	0.5	0.7	Cost of revenues
Total	$1.4	$1.8	$0.2	$0.2	$1	$1.4
Total Restructuring	$7.6	$10.7	$0.8	$3.5	$3.3	$6.4

A summary of the restructuring liability for the years ended December 31 is as follows (in thousands):

	2016
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - Beginning of the year	$542	$43	$585
Provisions	2,668	839	3,507
Utilizations	(981)	(837)	(1,818)
Balance - End of year	$2,229	$45	$2,274

	2015
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - Beginning of the year	$531	$72	$603
Provisions	790	1,542	2,332
Utilizations	(779)	(1,571)	(2,350)
Balance - End of year	$542	$43	$585

18.	Subsequent Events

During the fourth quarter of 2016 as part of the restructuring activities discussed within Footnote 17, the Company began negotiations with the the hourly employees of the Shadyside facility, via their union representatives. The purpose was to negotiate severance packages for these employees in order to retain them as the activities within the facility are wound down. In January 2017, the Company reached an agreement with the employees that will include a lump sum payment based on years of service along with continued health care benefits. The severance packages are contingent upon employees providing service to the Company through the closure date of the plant or their layoff date, whichever comes first.

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
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Commercial Vehicle Group, Inc.:
We have audited Commercial Vehicle Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Commercial Vehicle Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Commercial Vehicle Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Columbus, Ohio
March 9, 2017

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant
The following table sets forth certain information with respect to our current directors as of March 9, 2017:

Name	Age	Principal Position(s)
Richard A. Snell	74	Chairman and Director
Patrick E. Miller	49	President, Chief Executive Officer and Director
Scott C. Arves	59	Director
Harold Bevis	57	Director
Wayne Rancourt	54	Director
Roger Fix	62	Director
Robert C. Griffin	69	Director
The following biographies describe the business experience of our directors:
Scott C. Arves has served as a Director since July 2005. From January 2007 to June 2015, Mr. Arves served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006. Mr. Arves brings over 30 years of transportation experience to his role as Director, including 19 years of profit management experience and 16 years as a Division President or Chief Executive Officer.
Harold Bevis has served as a Director since June 2014. He has 30 years of experience including 20 years of experience as a business leader with leadership assignments at GE and Emerson Electric; and 14 years of experience as a CEO, President and Director of global manufacturing companies. He has worked in public companies for 15 years and private companies for 15 years. Mr. Bevis is currently President, Chief Executive Officer and Director of Xerium Technologies, Inc. (NYSE:XRM) since August 2012. Mr. Bevis earned a BS degree in engineering from Iowa State University and an MBA degree from Columbia University and is a certified Green Belt in Lean Six Sigma.

Roger L. Fix currently serves as a member of the board of directors of Standex International Corporation. He served as Non-Executive Chairman from 2014-2016, President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s President and Chief Operating Officer from 2001 to 2003. Prior to joining Standex, Mr. Fix held a number of general management positions at Emerson Electric, the TI Group, plc and TRW over a period of more than 20 years.  Mr. Fix has served as a director of Flowserve Corporation since 2006 and serves as the Chairman of the Corporate Nominating and Governance Committee and a member of the Audit Committee. Mr. Fix earned a master’s degree in mechanical engineering from the University of Texas and a bachelor-of-science degree in mechanical engineering from the University of Nebraska.
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
Patrick E. Miller has served as President and Chief Executive Officer and a Director since November 2015. Mr. Miller, who most recently was President of the Company’s Global Truck & Bus Segment, has been with the Company since 2005. During this time, he served in the capacity of Senior Vice President & General Manager of Aftermarket; Senior Vice President of Global Purchasing;

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
Wayne Rancourt has served as Executive Vice President, Chief Financial Officer & Treasurer of Boise Cascade Company since August 2009, a $3.6 billion in revenues North American based manufacturing and distribution company. Mr. Rancourt has over 30 years of experience in various finance roles including chief financial officer, treasurer, investor relations, strategic planning, as well as internal audit. Mr. Rancourt received a bachelor of science degree in Accounting from Central Washington University. Mr. Rancourt brings strong financial expertise to the Board through his experience in various finance roles. Mr. Rancourt also became a member of the Company's Audit Committee in 2016.
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

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2017 Proxy Statement.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation — 2012 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2017 Proxy Statement including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Options to purchase common shares of our common stock have been granted to certain of our executives and key employees under our 2014 Equity Incentive Plan. There are no outstanding options, warrants or rights associated with the 2014 Equity Incentive Plan. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2014 Equity Incentive Plan approved by security holders	—	$—	868,311
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2017 Proxy Statement.

Item 13	Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Corporate Governance,” which appear in CVG’s 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 — Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2017 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(1)	LIST OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule of the Corporation and its subsidiaries is included herein:
Schedule II — Valuation and Qualifying Accounts and Reserves.
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016, 2015 and 2014
Accounts Receivable Allowances:
Transactions for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Balance — Beginning of the year	$4,539	$2,808	$2,302
Provisions	5,547	4,640	5,225
Utilizations	(6,063)	(2,828)	(4,659)
Currency translation adjustment	(142)	(81)	(60)
Balance — End of the year	$3,881	$4,539	$2,808
Income Tax Valuation Allowance:
Transactions for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Balance — Beginning of the year	$14,404	$11,770	$17,189
Provisions	2,917	3,436	928
Utilizations	(4,775)	(802)	(6,347)
Balance — End of the year	$12,546	$14,404	$11,770
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

10.2*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.3*	Bostrom Holding, Inc. Management Stock Option Plan (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.4*	Form of Non-Competition Agreement (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.5
Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.6
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

10.8
Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

10.9*
Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. Third Amended and Restated Equity Incentive Plan (incorporated by reference to amendment no. 1 to the Company’s registration statement on Form S-4/A (File No. 333-129368), filed on December 1, 2005).

10.10*
Form of Cash Performance Award pursuant to the Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 11, 2013).

10.11*	Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company proxy statement on Form Schedule 14A (File No. 001-34365), filed on April 11, 2014).

10.12*
Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company quarterly report on Form 10-Q (File No. 001-34365), filed on November 7, 2014).

Exhibit No.	Description

10.13*	Offer letter, dated September 27, 2013, to C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 30, 2013).

10.14*
Change in Control & Non-Competition Agreement dated January 23, 2014 with C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on January 24, 2014).

10.15*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.16*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.17*	Terms and conditions of employment for executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.18*
Change in Control & Non-Competition Agreement dated October 24, 2014 with Patrick Miller (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.19*
Employment Agreement, dated as of March 22, 2016, between the Company and Patrick E. Miller (incorporated by reference to the company’s current report on form 8-K (File No. 001-34365), filed on August 24, 2016).

10.20*
Change in Control & Non-Competition Agreement dated October 24, 2014 with Stacie Fleming (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.21*
Employment Offer Letter agreement between the Company and Mr. Saoud effective as of June 12, 2015 (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on June 16, 2015).

10.22*
The Change in Control & Non-Competition Agreement effective as of June 12, 2015 with Joseph Saoud (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on June 12, 2015).

10.23*
Retention Bonus Agreement between the Company and Mr. Trenary effective March 22, 2016 (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on August 3, 2016).

10.24*
Retention Bonus Agreement between the Company and Mr. Saoud effective March 22, 2016 (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on August 3, 2016).

10.25*	Separation Agreement between the Company and Mr. Saoud dated August 16, 2016.

10.26*	Commercial Vehicle Group, Inc. 2016 Bonus Plan.

Exhibit No.	Description
12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Patrick E. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by C. Timothy Trenary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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
Patrick E. Miller
President and Chief Executive Officer
Date: March 9, 2017
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated March 9, 2017.

Signature	Title

/s/ Richard A. Snell	Chairman and Director
Richard A. Snell

/s/ Patrick E. Miller	President, Chief Executive Officer
Patrick E. Miller	(Principal Executive Officer) and Director

/s/ Scott C. Arves	Director
Scott C. Arves

/s/ Harold Bevis	Director
Harold Bevis

/s/ Wayne Rancourt	Director
Wayne Rancourt

/s/ Roger Fix	Director
Roger Fix

/s/ Robert C. Griffin	Director
Robert C. Griffin

/s/ C. Timothy Trenary	Chief Financial Officer
C. Timothy Trenary	(Principal Financial Officer)

/s/ Stacie N. Fleming	Chief Accounting Officer
Stacie N. Fleming	(Principal Accounting Officer)