Form 10-K/A
period 2016-12-31
Commercial Vehicle Group, Inc.
filed 2017-03-13
CIK 1290900

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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2016, was $127,790,926.
As of March 9, 2017, 30,852,227 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 16, 2017 (the “2017 Proxy Statement”).

EXPLANATORY NOTE

Commercial Vehicle Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to correct, on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which was timely filed with the Securities and Exchange Commission on March 9, 2017 (the “Form 10-K”) the following:

1.	the date and aggregate market value of the voting and non-voting common equity held by non-affiliates disclosed on the cover page of the Form 10-K; and

2.	the conformed signature in the Consent of our Independent Registered Public Accounting Firm on Exhibit 23.1.

The Company had inadvertently omitted such information in our Form 10-K. This Amendment No. 1 makes no other changes to the Company’s Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of KPMG LLP.

31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
Date: March 13, 2017 __