Form 10-Q
period 2017-05-04
Commercial Vehicle Group, Inc.
filed 2017-05-05
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 4, 2017 was 30,845,727 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$118,997	$130,160
Accounts receivable, net of allowances of $3,877 and $3,881, respectively	113,827	97,793
Inventories	76,443	71,054
Other current assets	16,542	9,941
Total current assets	325,809	308,948
Property, plant and equipment, net of accumulated depreciation of $136,200 and $137,879, respectively	65,027	66,041
Goodwill	7,955	7,703
Intangible assets, net of accumulated amortization of $7,492 and $7,048, respectively	15,452	15,511
Deferred income taxes	29,654	28,587
Other assets, net	2,259	1,975
Total assets	$446,156	$428,765
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$74,120	$60,556
Accrued liabilities and other	46,340	45,699
Current portion of long-term debt	66,337	—
Total current liabilities	186,797	106,255
Long-term debt	167,015	233,154
Pension and other post-retirement benefits	19,069	18,938
Other long-term liabilities	3,239	2,728
Total liabilities	376,120	361,075
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 29,873,953 and 29,871,354 shares issued and outstanding, respectively)	299	299
Treasury stock, at cost: 1,014,413 shares, as of March 2017 and December 2016	(7,753)	(7,753)
Additional paid-in capital	238,003	237,367
Retained Deficit	(112,750)	(113,378)
Accumulated other comprehensive loss	(47,763)	(48,845)
Total stockholders’ equity	70,036	67,690
Total liabilities and stockholders’ equity	$446,156	$428,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Revenues	$173,416	$180,291
Cost of Revenues	151,913	154,587
Gross Profit	21,503	25,704
Selling, General and Administrative Expenses	16,619	16,790
Amortization Expense	327	334
Operating Income	4,557	8,580
Interest and Other Expense	4,565	4,857
(Loss) Income Before Provision for Income Taxes	(8)	3,723
(Benefit) Provision for Income Taxes	(636)	1,160
Net Income	$628	$2,563
Earnings per Common Share:
Basic and Diluted	$0.02	$0.09
Weighted Average Shares Outstanding:
Basic	29,872	29,449
Diluted	30,194	29,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Net income	$628	$2,563
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	1,822	305
Minimum pension liability, net of tax	(740)	109
Other comprehensive income	1,082	414
Comprehensive income	$1,710	$2,977
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2016	29,871	$299	$(7,753)	$237,367	$(113,378)	$(48,845)	$67,690
Share-based compensation expense	3	—	—	636	—	—	636
Total comprehensive income	—	—	—	—	628	1,082	1,710
BALANCE - March 31, 2017	29,874	$299	$(7,753)	$238,003	$(112,750)	$(47,763)	$70,036
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$628	$2,563
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	3,916	4,411
Impairment of equipment held for sale	—	616
Provision for doubtful accounts and bad debt	809	1,308
Noncash amortization of debt financing costs	210	210
Pension plan contribution	(734)	(759)
Shared-based compensation expense	636	708
Loss on disposal of assets	150	132
Deferred income taxes	(1,030)	968
Noncash gain on forward currency exchange contracts	(1,555)	(172)
Change in other operating items:
Accounts receivable	(16,340)	(5,961)
Inventories	(4,890)	4,549
Prepaid expenses	(4,296)	(1,881)
Accounts payable	12,908	(5,327)
Other operating activities, net	2,206	5,556
Net cash (used in) provided by operating activities	(7,382)	6,921
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,461)	(1,664)
Proceeds from disposal/sale of property, plant and equipment	104	—
Net cash used in investing activities	(4,357)	(1,664)

Effect of Foreign Currency Exchange Rate Changes on Cash	576	346

Net (Decrease) Increase in Cash	(11,163)	5,603

Cash:
Beginning of period	130,160	92,194
End of period	$118,997	$97,797
Supplemental Cash Flow Information:
Cash paid for interest	$36	$75
Cash paid for income taxes, net	$713	$345
Unpaid purchases of property and equipment included in accounts payable	$226	$621
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
Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electronic wire harness and panel assemblies specially designed for applications primarily in commercial vehicles.
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
We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2016 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K as filed with the SEC on March 9, 2017. Unless otherwise indicated, all amounts are in thousands, except share and per share amounts. Certain immaterial reclassifications have been made to prior year amounts to conform to current year presentation.
SEGMENTS
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker, which is our President and Chief Executive Officer. The Company has two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Generally, the facilities in the GTB Segment manufacture and sell Seats, Trim, wipers, mirrors, structures and other products into the MD/HD Truck and bus markets. Generally, the facilities in the GCA Segment manufacture and sell wire harnesses, Seats and other products into the construction and agriculture markets. Both segments participate in the aftermarket. Certain of our facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of sales from that manufacturing facility. Our segments are more specifically described below.
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
2. Recently Issued Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires employers to report service costs in the same line item as compensation costs arising from services rendered by associated employees during the period. The Company does not anticipate this ASU to have a material impact on our pension disclosures. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to it's carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company anticipates this ASU to simplify a component of its goodwill assessment. We do not anticipate an impact to our overall valuation of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 provides additional guidance to clarify acquisition transactions and whether they should be accounted for as an acquisition of a business or assets. This ASU will only impact the Company to the extent we execute a business combination. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017.
Revenue Recognition Guidance
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” followed by a series of standards and clarification, including: ASU No. 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU No. 2016-10, "Identifying Performance Obligations and Licensing" and ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients." The ASUs supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.
The mandatory adoption date of each of the revenue recognition ASUs referenced above is January 1, 2018, with an early adoption date of January 1, 2017. With respect to each of the revenue recognition guidance above, the Company is in the process of assessing potential changes in revenue recognition for certain revenue streams. The Company's specific approach to implementing the accounting guidance may vary depending on the assessment to be performed. The Company will evaluate various revenue streams, which may be specific to product type, customer or region within segments. Contract terms can vary significantly between customers, resulting in different accounting conclusions. As management assesses its various revenue streams, we may establish revised accounting policies and measure and disclose the accounting impact. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the amended guidance on our ongoing financial reporting. We will not early adopt the new guidance.
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement and anticipates that it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that were not included in the balance sheet under existing accounting guidance. The Company is in the process of performing its initial assessment of lease arrangements, including facility leases and machinery and equipment leases.
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

3. Fair Value Measurement
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
Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs. Based on these inputs, the derivative assets and liabilities are classified as Level 2. The fair values of our derivative assets and liabilities are categorized as follows:

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets [1]	$483	$—	$483		$142	$—	$142	$—
Derivative liabilities [1]	$19	$—	$19	$—	$1,234	$—	$1,234	$—
 1 Based on observable market transactions of spot and forward rates.
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount	Fair Value
Debt, net of deferred financing costs	$233,352	$233,352	$233,154	$231,391
(a) Presented in the condensed consolidated balance sheet as the current portion of long-term debt of $66.3 million and long-term debt of $167.0 million.
There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2017, except for our assessment of fixed assets from our Shadyside facility in our GTB Segment is now listed as held-for-sale within other current assets, totaling $2.2 million and is classified as Level 3. We anticipate the closure of the Shadyside facility to be substantially complete by the end of 2017 and expect to divest of the fixed assets within one year. The held-for-sale assets are recorded in the balance sheet at their historical carrying value as the fair value of the assets less selling costs were determined to be greater than the historical carrying value. The fair value of the assets was measured based on an estimated purchase price for the assets determined through discussions with third parties that began in the first quarter of 2017.
In the first quarter of 2016, we recognized an impairment of $0.6 million for an asset held for sale based on the estimated selling price less selling costs of $0.8 million. The impairment was recorded in selling, general and administrative expense in the Statement of Income. The asset is classified as Level 2.
4. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 29,873,953 shares were issued and outstanding as of March 31, 2017 and 29,871,354 were outstanding as of December 31, 2016.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of March 31, 2017 and December 31, 2016.

Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2017 and 2016 includes the effects of potential common shares issuable upon the vesting of restricted stock, when dilutive.

	Three Months Ended March 31,
	2017	2016
Net income	$628	$2,563
Weighted average number of common shares outstanding	29,872	29,449
Dilutive effect of restricted stock grants after application of the treasury stock method	322	60
Dilutive shares outstanding	30,194	29,509
Basic and diluted earnings per share	$0.02	$0.09
There are no antidilutive outstanding restrictive stock awards impacting the diluted earnings per shares for the three months ended March 31, 2017. For the three months ended March 31, 2016, diluted earnings per share did not include 388 thousand antidilutive outstanding restricted stock awards.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Second ARLS Agreement (as described below in Note 11) along with our Third ARLS Agreement and Term Loan Facility (as disclosed in Note 18) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
5. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards.
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
The following table summarizes information about outstanding restricted stock grants as of March 31, 2017:

Grant	Shares	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
October 2014	506,171	3 equal annual installments commencing on October 20, 2015	$0.4	7
April 2015	27,174	3 equal annual installments commencing on October 20, 2015	$—	7
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	$0.9	19
January/March 2016	62,610	3 equal annual installments commencing on October 20, 2016	$—	19
October 2016	410,751	3 equal annual installments commencing on October 20, 2017	$1.9	31
October 2016	97,951	fully vests as of October 20, 2017	$0.3	7
As of March 31, 2017, there was approximately $3.5 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense. There were no material forfeitures for the three months ended March 31, 2017.
The following table summarizes information about the non-vested restricted stock grants for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	981	$4.70	1,128	$4.24
Granted	—	—	63	2.49
Vested	(3)	4.89	—	—
Forfeited	—	—	(18)	4.86
Nonvested at March 31	978	$4.70	1,173	$4.35
6. Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash only if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award will be forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. The following table summarizes performance awards granted under the 2014 EIP in November 2016, 2015 and 2014:

Grant Date	Vesting Schedule	Grant Amount	Forfeitures/ Adjustments	Payments	Grant Value at March 31, 2017	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2014	October 2017	$2,087	$(1,062)	$—	$1,025	$171	7
November 2015	October 2018	1,487	(160)	—	1,327	664	19
November 2016	October 2019	1,434	—	—	1,434	1,195	31
		$5,008	$(1,222)	$—	$3,786	$2,030
Compensation expense was recognized totaling $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016. Unrecognized compensation expense was $2.0 million and $1.8 million as of March 31, 2017 and 2016, respectively.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$50,951	$46,352
Work in process	11,561	11,234
Finished goods	13,931	13,468
	$76,443	$71,054
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
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
In conducting the qualitative assessment, we consider relevant events and circumstances that may affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, specific entity and reporting unit events, cost factors and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and negative events and circumstances that may affect our determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. Our annual evaluation for impairment will be completed in the second quarter of 2017.
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
The changes in the carrying amounts of goodwill are as follows:

	March 31, 2017	December 31, 2016
Balance — Beginning	$7,703	$7,834
Currency translation adjustment	252	(131)
Balance — Ending	$7,955	$7,703
Our definite-lived intangible assets were comprised of the following:

	March 31, 2017				December 31, 2016
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,448	$(3,308)	$5,140	$8,378	$(3,193)	$5,185
Customer relationships	15 years	14,496	(4,184)	10,312	14,181	(3,855)	10,326
		$22,944	$(7,492)	$15,452	$22,559	$(7,048)	$15,511
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended March 31, 2017 and 2016. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2017 and for each of the five succeeding years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2017	$1,314
2018	1,316
2019	1,316
2020	1,186
2021	1,186
2022	1,186
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
The following represents a summary of the warranty provision for the three months ended March 31, 2017:

Balance — December 31, 2016	$5,552
Provision for new warranty claims	602
Change in provision for preexisting warranty claims	(36)
Deduction for payments made	(1,283)
Currency translation adjustment	18
Balance — March 31, 2017	$4,853
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. The anticipated future lease costs are based in part on certain assumptions and we monitor these costs to determine if the estimates need to be revised in the future. As of March 31, 2017, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, and those arising out of alleged defects, breach of contracts, product warranties and environmental matters.
Management believes that we maintain adequate insurance or we have established reserves for issues that are probable and estimable in amounts that are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

Consulting Contract Litigation
On November 15, 2015, Bouchet & Co., a consulting firm, filed a lawsuit against the Company captioned Bouchet & Co. v. Commercial Vehicle Group, Inc., Case Number 1:15-CV-10333 in the United States District Court for the Northern District of Illinois, alleging two causes of actions. First, the plaintiff asserted a breach of contract claim, alleging that the Company breached an agreement signed on October 2, 2014 (the “Agreement”) and refused to pay plaintiff’s fees as set forth in the Agreement. In the breach of contract claim, the plaintiff sought compensatory damages in the amount of $2.5 million. Second, the plaintiff asserted a promissory fraud cause of action. Under this claim, the plaintiff alleged that the Company committed fraud by promising to pay a fee to the plaintiff that the Company had no intention of paying. In the promissory fraud claim, the plaintiff sought punitive damages, post judgment interest, and any other costs awarded by the Court. On October 24, 2016, the Court granted plaintiff’s motion for partial summary judgment on the breach of contract claim. Specifically, the Court held that the Company was liable for breach of contract, but reserved the issue of damages for the jury. The Court also denied the plaintiff’s motion for partial summary judgment on the promissory fraud claim, holding that liability on that claim would be a matter for the jury at trial. On May 4, 2017, the parties reached a settlement agreement whereby the Company paid $3.3 million to the plaintiff in return for a dismissal of the lawsuit with prejudice and a complete release of any and all claims arising from the relationship giving rise to the claims. The settlement is reflected in accrued liabilities and other as of March 31, 2017.
11. Debt and Credit Facilities
Debt consisted of the following:

	March 31, 2017 (a)	December 31, 2016
7.875% senior secured notes due April 15, 2019	$233,352	$233,154
(a) Presented in the condensed consolidated balance sheet as current portion of long-term debt of $66.3 million, net of deferred financing costs of $0.4 million; and long-term debt of $167.0 million, net of deferred financing costs of $1.2 million.
Debt Refinancing
As discussed in Note 18, on April 12, 2017, the Company extinguished the 7.875% notes and entered into a $175 million term loan facility maturing in April 2023. The Company also increased the size of its revolving credit facility from $40 million to $65 million and extended the term through April 2022. See Note 18 for further details.
In the first quarter of 2017, the Company deferred financing fees associated with the debt refinancing of $0.5 million, which are reported in other current assets as of March 31, 2017. Additionally, the Company classified $66.3 million of the 7.875% notes as current debt, net of associated deferred financing costs of $0.4 million. The remaining $167.0 million is classified as long-term debt. The current portion of long-term debt of $66.3 million represents the cash outlay to be made within the next twelve months as a result of the refinancing along with definitions discussed in Note 18.

7.875% Senior Secured Notes due 2019
Accrued interest was $8.5 million and $8.7 million as of March 31, 2017 and 2016, respectively. The unamortized deferred financing fees of $1.6 million and $1.8 million are netted against the aggregate book value of the outstanding debt to arrive at a balance of $233.4 million and $233.2 million as of March 31, 2017 and December 31, 2016, respectively, and are being amortized over the remaining life of the agreement.
We were in compliance with the covenants and were not in default of our 7.875% notes as of March 31, 2017.
Revolving Credit Facility
The unamortized deferred financing fees associated with our revolving credit facility of $0.1 million as of March 31, 2017 and December 31, 2016 were being amortized over the remaining life of the agreement. As of March 31, 2017 and December 31, 2016, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.3 million and borrowing availability of $37.7 million under the revolving credit facility and an applicable margin set at Level III.
Because the Company had borrowing availability in excess of $7.5 million from December 31, 2016 through March 31, 2017, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2017.
As of March 31, 2017, we were in compliance with these covenants and were not in default under the Second ARLS Agreement.

12. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few minor exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2012. We currently have one foreign income tax examination in process.
As of March 31, 2017 and December 31, 2016, unrecognized tax benefits related to federal, state and foreign jurisdictions were $0.6 million, all of which would impact our effective tax rate, if recognized. The unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are carried forward as net operating losses and tax credits. When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.2 million interest and penalties as of March 31, 2017 and December 31, 2016.
During the three months ended March 31, 2017, there was no material change to our tax reserves. Events could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.
At March 31, 2017, due to cumulative losses and other factors, we continue to carry valuation allowances against the deferred assets primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.
During the three months ended March 31, 2017, a tax provision benefit of $1.3 million was recognized relating to the settlement of the consulting contract litigation discussed in Note 10.

13. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$101,864	$71,552	$—	$173,416
Intersegment Revenues	225	1,953	(2,178)	—
Total Revenues	$102,089	$73,505	$(2,178)	$173,416
Gross Profit	$14,038	$7,822	$(357)	$21,503
Depreciation and Amortization Expense	$2,063	$1,223	$630	$3,916
Selling, General & Administrative Expenses	$5,453	$4,483	$6,683	$16,619
Operating Income	$8,293	$3,305	$(7,041)	$4,557
Capital and Other Items:
Capital Expenditures	$3,212	$1,216	$259	$4,687
Other Items [1]	$640	$108	$2,377	$3,125
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment, and settlement costs associated with the consulting contract litigation.

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
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and a write down of an asset held for sale and severance costs in corporate.
14. Foreign Currency Forward Exchange Contracts
We use forward exchange contracts to hedge certain of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and locations and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As of March 31, 2017, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated balance sheets with the offsetting non-cash gain or loss recorded in cost of revenue in our consolidated Statement of Income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated Balance Sheet.
The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2017		December 31, 2016
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$16,929	$17,267	$18,593	$17,213
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
The following table summarizes the fair value and presentation in the consolidated Balance Sheet for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$483	Other current assets	$142

	Liability Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$19	Accrued liabilities	$1,234
The following table summarizes the effect of derivative instruments on the consolidated Statement of Income for derivatives not designated as hedging instruments:

		Three months ended March 31,
		2017	2016
	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$1,555	$173

15. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
Net current period change	1,822	—	1,822
Reclassification adjustments for losses reclassified into income	—	(740)	(740)
Ending balance, March 31, 2017	$(22,491)	$(25,272)	$(47,763)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	289	—	289
Reclassification adjustments for losses reclassified into income	—	109	109
Ending balance, March 31, 2016	$(20,790)	$(18,466)	$(39,256)

The related tax effects allocated to each component of other comprehensive income are as follows:

	Three Months Ended
	March 31, 2017
	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	$(957)	$217	$(740)
Cumulative translation adjustment	1,822	—	1,822
Total other comprehensive income	$865	$217	$1,082

	Three Months Ended
	March 31, 2016
	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	$143	$(34)	$109
Cumulative translation adjustment	305	—	305
Total other comprehensive loss	$448	$(34)	$414
16. Pension and Other Post-Retirement Benefit Plans
We sponsor pension plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have a post-retirement benefit plan for certain U.S. operations, retirees and their dependents.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$33	$32	$—	$—
Interest cost	449	473	271	359
Expected return on plan assets	(671)	(678)	(285)	(398)
Amortization of prior service cost	2	2	—	—
Recognized actuarial loss	89	82	115	55
Net (benefit) cost	$(98)	$(89)	$101	$16
We expect to contribute approximately $2.9 million to our pension plans and our other post-retirement benefit plans in 2017. As of March 31, 2017, $0.7 million of contributions have been made to our pension and other post-retirement plans.

17.	Restructuring

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expect the costs associated with restructuring activities to total $7.6 million to $10.7 million, and capital investments to total $1.0 million to $2.0 million . The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. Restructuring costs incurred during the three months ended March 31, 2017 and 2016 were $0.7 million and $0.3 million, respectively. The following is a summary of some of our key actions:

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
Monona Facility
On July 19, 2016, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. The completion of the transfer of production and subsequent closure of the Monona facility is being evaluated as a consequence of production challenges in our North American wire harness business associated with new launches, elevated seasonal orders, the transfer of production and a tight labor market in Agua Prieta.
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
Ongoing Restructuring Expenditures
The table below summarizes the expenditures incurred to date and future expenditures associated with the restructuring activities approved on November 19, 2015:

	Total Project Expense				Current	Expected
			2015	2016	Quarter	Future Expense		Income Statement
(in millions)	Low	High	Expense	Expense	Expense	Low	High	Classification
Edgewood Wire Harness
Separation costs	0.3	0.3	0.1	0.2	—	—	—	Cost of revenues
Facility and other costs	0.1	0.1	—	0.1	—	—	—	Cost of revenues
Total	$0.4	$0.4	$0.1	$0.3	$—	$—	$—
Piedmont Seating
Separation costs	0.7	0.9	0.1	0.5	—	0.1	0.3	Cost of revenues
Facility and other costs	0.5	0.7	—	0.4	—	0.1	0.3	Cost of revenues
Total	$1.2	$1.6	$0.1	$0.9	$—	$0.2	$0.6
Monona Wire Harness
Separation costs	0.8	1.4	0.2	0.3	0.1	0.2	0.8	Cost of revenues
Facility and other costs	0.3	0.9	—	0.1	—	0.2	0.8	Cost of revenues
Total	$1.1	$2.3	$0.2	$0.4	$0.1	$0.4	$1.6
Shadyside Stamping
Separation costs	2.5	2.8	0.2	1.5	0.5	0.3	0.6	Cost of revenues
Facility and other costs	1.0	1.8	—	0.2	0.1	0.7	1.5	Cost of revenues
Total	$3.5	$4.6	$0.2	$1.7	$0.6	$1.0	$2.1
Other Restructuring
Separation costs	0.6	0.8	—	0.1	—	0.5	0.7	Cost of revenues
Separation costs	0.3	0.3	0.2	0.1	—	—	—	Selling, general and administrative
Facility and other costs	0.5	0.7	—	—	—	0.5	0.7	Cost of revenues
Total	$1.4	$1.8	$0.2	$0.2	$—	$1.0	$1.4
Total Restructuring	$7.6	$10.7	$0.8	$3.5	$0.7	$2.6	$5.7
Restructuring Liability
A summary of the restructuring liability for the three months ended March 31, 2017 and 2016 is as follows:

	2017
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2016	$2,229	$45	$2,274
Provisions	607	141	748
Utilizations	(440)	(128)	(568)
Balance - March 31, 2017	$2,396	$58	$2,454

	2016
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2015	$542	$43	$585
Provisions	208	65	273
Utilizations	(155)	(40)	(195)
Balance - March 31, 2016	$595	$68	$663

18. Subsequent Events

On April 12, 2017, the Company entered into a $175 million secured credit facility (the “Term Loan Facility”), maturing in April 2023, pursuant to a term loan and security agreement (the “TLS Agreement”) with Bank of America, N.A., as administrative agent, and other lender parties thereto. Concurrent with the closing of the TLS Agreement, the proceeds of the Term Loan Facility were used, together with cash on hand of the Company in the amount of $74 million, to (a) fund the redemption, satisfaction and discharge of all of the Company’s outstanding 7.875% notes along with accrued interest; and (b) pay related transaction costs, fees and expenses.
The Company also entered into the Third Amended and Restated Loan Agreement ("Third ARLS Agreement") increasing its revolving credit facility to $65 million from $40 million, and extending the maturity date to April 2022 from April 2018. Up to an aggregate of $10.0 million is available to the Company and the other borrowers for the issuance of letters of credit, which reduces availability under the Third ARLS Agreement.
The Company will recognize a non-cash charge of $1.6 million in the second quarter of 2017 to write-off deferred financing fees associated with the redemption of the 7.875% notes. Concurrent with the closing of the TLS Agreement, the Company incurred a 2%, or $3.5 million, original issue discount on the principal amount of the Term Loan Facility, which will be amortized over the six-year term of the TLS Agreement. The Company expects to defer approximately $4 million in costs associated with the financing transaction in the quarter ending June 30, 2017.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations for our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”).
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
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture OEMs, which we believe creates an opportunity to cross-sell our products.
Business Overview
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels and production rates. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a April 2017 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decline to 217,000 units in 2017 before gradually increasing to 295,000 units in 2020 and decreasing again to 269,000 units in 2022. We believe the demand for North American Class 8 vehicles in 2017 will be between 215,000 to 235,000 units. ACT Research estimates that the average age of active North American Class 8 trucks is 11.4 years in 2015 and 2016. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
The North American Class 5-7 truck production steadily increased from 226,000 units in 2014 to 233,000 units in 2016. According to a April 2017 report by ACT Research, North American Class 5-7 truck production is expected to trend upward in 2017 to 245,000 units and is expected to gradually increase to 274,000 units in 2022.
For the three months ended March 31, 2017, approximately 39% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets. Demand for our products is driven to a significant degree by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color and specific interior styling. In addition, certain of our products are only utilized in the North American Class 8 market, such as our storage systems, sleeper boxes and privacy curtains. Accordingly, changes in demand for heavy-duty trucks in North America or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Demand for our construction and agricultural equipment products is dependent on the vehicle production and therefore demand for new vehicles in the global construction and agricultural equipment market and generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe the construction markets we serve in Europe, Asia, and North America are improving. Global agriculture markets may be stabilizing but remain challenged.
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
Strategic Footprint
We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 million to $12 million annually when fully implemented at the end of 2017. In relation to the Company's restructuring efforts, on July 19, 2016, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. The completion of the transfer of production and subsequent closure of the Monona facility is being evaluated as a consequence of production challenges in our North American wire harness business associated with new launches, elevated seasonal orders, the transfer of production and a tight labor market in Agua Prieta. Notwithstanding the evaluation of the closure of the Monona facility, the Company expects to achieve its previously disclosed $8 million to $12 million of annual savings.

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

Consolidated Results of Operations

Three months ended March 31, 2017 Compared to Three months ended March 31, 2016

	Three Months Ended March 31,
	(in thousands)
	2017		2016
Revenues	$173,416	100.0%	$180,291	100.0%
Cost of revenues	151,913	87.6	154,587	85.7
Gross profit	21,503	12.4	25,704	14.3
Selling, general and administrative expenses	16,619	9.6	16,790	9.3
Amortization expense	327	0.2	334	0.2
Operating income	4,557	2.6	8,580	4.8
Interest and other expense	4,565	2.6	4,857	2.7
(Loss) income before provision for income taxes	(8)	—	3,723	2.1
(Benefit) Provision for income taxes	(636)	(0.4)	1,160	0.6
Net income	$628	0.4%	$2,563	1.4%
Revenues. On a consolidated basis, revenues decreased $6.9 million, or 3.8%, to $173.4 million for the three months ended March 31, 2017 from $180.3 million for the three months ended March 31, 2016. The decrease in consolidated revenues is primarily a result of:

•	a $11.1 million, or 14.2%, decrease in OEM North American MD/HD Truck revenues;

•	a $4.4 million, or 12.9%, increase in construction equipment revenues; and

•	a $0.2 million, or 0.3%, decrease in other revenues.
First quarter 2017 revenues were adversely impacted by foreign currency exchange translation of $2.8 million, which is reflected in the change in revenues above.
Gross Profit. Gross profit decreased $4.2 million, or 16.3%, to $21.5 million for the three months ended March 31, 2017 from $25.7 million for the three months ended March 31, 2016. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue decreased $2.7 million, or 1.7%, resulting from a decrease in raw material and purchased component costs of $5.6 million, an increase in wages and benefits of $0.7 million, and an increase in overhead costs of $2.2 million. The decrease in gross profit resulted primarily from the decrease in sales volume as well as production challenges in our North American wire harness business associated with new launches, transfer of production, elevated seasonal orders, and a tight labor market. These production challenges impacted the first quarter of 2017 by approximately $4 million. We expect the expenses associated with the production challenges to subside by the end of the second quarter. Additionally, first quarter 2017 results included $1.1 million in charges relating to facility restructuring and other related costs compared to $0.3 million in first quarter 2016. As a percentage of revenues, gross profit decreased to 12.4% for the three months ended March 31, 2017 compared to 14.3% for the three months ended March 31, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $0.2 million, or 1.0%, to $16.6 million for the three months ended March 31, 2017 from $16.8 million for the three months ended March 31, 2016. The decline in selling, general and administrative expenses reflects a focus on cost discipline, offset by $2.4 million of settlement costs in the three months ended March 31, 2017 associated with the consulting contract litigation. In addition, the three months ended March 31, 2016 included a $0.6 million impairment of an asset held for sale.
Interest and Other Expense. Interest, associated with our long-term debt, and other expense was $4.6 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively.
(Benefit) Provision for Income Taxes. An income tax benefit of $0.6 million and income tax provision $1.2 million was recorded for the three months ended March 31, 2017 and 2016, respectively. The period over period change in the tax provision resulted primarily from the decrease in pretax earnings, the mix of income between our U.S. and non-U.S. locations and earnings or losses in foreign tax jurisdictions subject to valuation allowances in the quarter ended March 31, 2017.
Net Income. Net income was $0.6 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease is attributed to the factors noted above.

SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended March 31,
	(amounts in thousands)
	2017		2016
Revenues	$102,089	100.0%	$116,502	100.0%
Gross Profit	14,038	13.8	17,823	15.3
Depreciation and Amortization Expense	2,063	2.0	2,034	1.7
Selling, General & Administrative Expenses	5,453	5.3	6,495	5.6
Operating Income	8,293	8.1	11,029	9.5
Revenues. GTB Segment revenues decreased $14.4 million, or 12.4%, to $102.1 million for the three months ended March 31, 2017 from $116.5 million for the three months ended March 31, 2016. The decrease in GTB Segment revenues is primarily a result of:

•	a $13.1 million, or 17.7%, decrease in OEM North American MD/HD Truck revenues; and

•	a $1.3 million, or 3.2%, decrease in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.1 million, which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit decreased $3.8 million, or 21.2%, to $14.0 million for the three months ended March 31, 2017 from $17.8 million for the three months ended March 31, 2016. Cost of revenues decreased $10.6 million, or 10.8%, as a result of a decrease in raw material and purchased component costs of $9.6 million, salaries and benefits of $0.3 million and overhead cost of $0.7 million. The decrease in gross profit was primarily the result of the decrease in sales volume. The first quarter 2017 results included $1.0 million in facility restructuring and other related costs compared to $0.1 million in first quarter 2016. As a percentage of revenues, gross profit decreased to 13.8% for the three months ended March 31, 2017 from 15.3% for the three months ended March 31, 2016.
Selling, General and Administrative Expenses. GTB Segment selling, general and administrative expenses decreased $1.0 million, or 16.0%, to $5.5 million for the three months ended March 31, 2017 from $6.5 million for the three months ended March 31, 2016 reflecting a focus on cost discipline.
Global Construction and Agriculture Segment Results

	Three Months Ended March 31,
	(amounts in thousands)
	2017		2016
Revenues	$73,505	100.0%	$65,769	100.0%
Gross Profit	7,822	10.6	8,306	12.6
Depreciation and Amortization Expense	1,223	1.7	1,521	2.3
Selling, General & Administrative Expenses	4,483	6.1	4,491	6.8
Operating Income	3,305	4.5	3,780	5.7
Revenues. GCA Segment revenues increased $7.7 million, or 11.8%, to $73.5 million for the three months ended March 31, 2017 from $65.8 million for the three months ended March 31, 2016. The increase in GCA Segment revenues is primarily a result of:

•	a $3.9 million, or 12.3%, increase in OEM construction equipment revenues;

•	a $2.0 million, or 50.2%, increase in OEM truck revenues; and

•	a $1.8 million, or 6.2%, increase in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $2.9 million, which is reflected in the change in revenues above.

Gross Profit. GCA Segment gross profit decreased $0.5 million, or 5.8%, to $7.8 million for the three months ended March 31, 2017 from $8.3 million for the three months ended March 31, 2016. Cost of revenues increased $8.2 million, or 14.3%, as a result of an increase in raw material and purchased component costs of $4.2 million, wages and benefits of $1.0 million and overhead costs of $3.0 million. The decrease in gross profit, notwithstanding the increase in sales volume, was primarily the result of production challenges in our North American wire harness business associated with new launches, transfer of production, elevated seasonal orders, and a tight labor market. These production challenges impacted the first quarter 2017 by approximately $4 million. We expect the expenses associated with the production challenges to subside by the end of the second quarter. First quarter 2017 and 2016 results each include $0.1 million of costs associated with our ongoing restructuring initiatives. As a percentage of revenues, gross profit decreased to 10.6% for the three months ended March 31, 2017 from 12.6% for the three months ended March 31, 2016.
Selling, General and Administrative Expenses. GCA Segment selling, general and administrative expenses were flat period over period.
Liquidity and Capital Resources
Cash Flows
Our primary sources of liquidity during the three months ended March 31, 2017 were existing cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures, and servicing of our debt through the remainder of 2017. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the three months ended March 31, 2017.
For the three months ended March 31, 2017, net cash used in operations was $7.4 million compared to net cash provided by operations of $6.9 million for the three months ended March 31, 2016. Net cash used in operations for the three months ended March 31, 2017 is due primarily to an increase in cash used for working capital.
For the three months ended March 31, 2017, we used $4.4 million of net cash for investing activities compared to $1.7 million for the three months ended March 31, 2016. In 2017, we expect capital expenditures to be in the range of $15 million to $18 million.
For the three months ended March 31, 2017 and 2016, there were no financing activities.
As of March 31, 2017, cash held by foreign subsidiaries was $32.8 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. Our expectation is to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
The debt and credit facilities described in Note 11 of the "Notes to Consolidated Financial Statements" are incorporated in this section by reference.
As discussed in Note 18, the Company extinguished the 7.875% notes and entered into a Term Loan Facility for $175 million on April 12, 2017. Additionally on the same date, the Company entered into the Third ARLS Agreement increasing the size of the revolving credit facility from $40 million to $65 million and extending the term through April 12, 2022.
Covenants and Liquidity
Our ability to comply with the covenants in the Third ARLS Agreement, as discussed in note 18, may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the fixed charge coverage ratio covenant, if applicable, and other covenants in the Third ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the Third ARLS Agreement, and we are unable to obtain necessary waivers or amendments from the lender, we would be precluded from borrowing under the Third ARLS Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the Third ARLS Agreement, the lender could declare an event of default under the Third ARLS Agreement, and our indebtedness thereunder could be declared immediately due and payable, which would also result in an event of default under the Term Loan Facility. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Third ARLS Agreement will be sufficient to fund anticipated working capital, planned capital spending, certain strategic initiatives, potential acquisitions and debt service requirements for at least the next 12 months. No assurance can be given, however, that this will be the case.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include forward-looking statements about our expectations for future periods with respect to our plans to improve financial results and enhance the Company, the future of the Company’s end markets, Class 8 North America build rates, performance of the global construction equipment business, expected cost savings, enhanced shareholder value and other economic benefits of the Company’s initiatives to address customer needs, organic growth, the Company’s economic growth plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, medium-duty truck, construction, aftermarket, military, bus, agriculture and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company's customers or on its business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (ix) the Company’s ability to comply with the financial covenants in its revolving credit facility and term loan facility; (x) fluctuation in interest rates relating to its terms loan facility and revolving credit facility; (xi) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xii) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xiii) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xiv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xv) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvi) changes to domestic manufacturing initiatives impacting our effective tax rate related to products manufactured either in the United States or in international jurisdictions; (xvii) implementation of tax changes, by the United States or another international jurisdiction, related to products manufactured in one or more jurisdictions where we do business; and (xviii) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2016. There can be no assurance that statements made in this press release relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe there are no material changes in the quantitative and qualitative market risks since our 2016 Form 10-K.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings:

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.
The Consulting Contract Litigation described in note 10 of the "Notes to the Consolidated Financial Statements" are incorporated in this "Legal Proceedings" section by reference.

Item 1A.     Risk Factors:
There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our 2016 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities.
Not applicable.

Item 4.        Mine Safety Disclosures.
Not applicable.

Item 5.        Other Information.
Not applicable.

Item 6.        Exhibits:

10.1 *	Commercial Vehicle Group, Inc. 2017 Annual Incentive Plan.
31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.
31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date: May 5, 2017	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2017	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)