Form 10-Q
period 2017-06-30
Commercial Vehicle Group, Inc.
filed 2017-08-07
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 7, 2017 was 30,829,284 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$51,602	$130,160
Accounts receivable, net of allowances of $3,998 and $3,881, respectively	123,641	97,793
Inventories	80,702	71,054
Other current assets	15,088	9,941
Total current assets	271,033	308,948
Property, plant and equipment, net of accumulated depreciation of $140,444 and $137,879, respectively	65,291	66,041
Goodwill	7,972	7,703
Intangible assets, net of accumulated amortization of $7,831 and $7,048, respectively	15,136	15,511
Deferred income taxes	29,879	28,587
Other assets, net	2,481	1,975
Total assets	$391,792	$428,765
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$86,972	$60,556
Accrued liabilities and other	40,616	45,699
Current portion of long-term debt	3,195	—
Total current liabilities	130,783	106,255
Long-term debt	165,449	233,154
Pension and other post-retirement benefits	19,519	18,938
Other long-term liabilities	3,547	2,728
Total liabilities	319,298	361,075
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 29,873,953 and 29,871,354 shares issued and outstanding, respectively)	299	299
Treasury stock, at cost: 1,014,413 shares, as of June 2017 and December 2016	(7,753)	(7,753)
Additional paid-in capital	238,617	237,367
Retained Deficit	(112,618)	(113,378)
Accumulated other comprehensive loss	(46,051)	(48,845)
Total stockholders’ equity	72,494	67,690
Total liabilities and stockholders’ equity	$391,792	$428,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$195,127	$178,251	$368,543	$358,543
Cost of Revenues	172,426	153,920	324,339	308,507
Gross Profit	22,701	24,331	44,204	50,036
Selling, General and Administrative Expenses	14,802	15,585	31,421	32,376
Amortization Expense	331	319	658	652
Operating Income	7,568	8,427	12,125	17,008
Interest and Other Expense	6,740	4,926	11,304	9,784
Income Before Provision for Income Taxes	828	3,501	821	7,224
Provision for Income Taxes	697	781	61	1,941
Net Income	$131	$2,720	$760	$5,283
Earnings per Common Share:
Basic and Diluted	$0.00	$0.09	$0.03	$0.18
Weighted Average Shares Outstanding:
Basic	29,874	29,449	29,873	29,449
Diluted	30,455	29,756	30,325	29,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$131	$2,720	$760	$5,283
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	2,256	(713)	4,078	(408)
Minimum pension liability, net of tax	(544)	(1,143)	(1,284)	(1,034)
Other comprehensive income (loss)	1,712	(1,856)	2,794	(1,442)
Comprehensive income	$1,843	$864	$3,554	$3,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2016	29,871	$299	$(7,753)	$237,367	$(113,378)	$(48,845)	$67,690
Share-based compensation expense	3	—	—	1,250	—	—	1,250
Total comprehensive income	—	—	—	—	760	2,794	3,554
BALANCE - June 30, 2017	29,874	$299	$(7,753)	$238,617	$(112,618)	$(46,051)	$72,494
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$760	$5,283
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	7,803	8,409
Impairment of equipment held for sale	—	616
Provision for doubtful accounts and bad debt	1,998	3,200
Noncash amortization of debt financing costs and discount	523	420
Pension plan contribution	(1,461)	(1,475)
Shared-based compensation expense	1,250	1,381
Deferred income taxes	(1,004)	1,258
Noncash gain on derivative contracts	(1,236)	(467)
Change in other operating items:
Accounts receivable	(26,742)	9,610
Inventories	(8,148)	8,182
Prepaid expenses	(2,275)	(1,680)
Accounts payable	24,950	(2,631)
Other operating activities, net	(290)	5,476
Net cash (used in) provided by operating activities	(3,872)	37,582
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(7,768)	(4,961)
Proceeds from disposal/sale of property, plant and equipment	254	—
Net cash used in investing activities	(7,514)	(4,961)
Cash Flows from Financing Activities:
Borrowing of Term Loan Facility	175,000	—
Repayment of 7.875% notes	(235,000)	—
Prepayment charge for redemption of 7.875% notes	(1,543)	—
Prepayment of Term Loan Facility discount	(3,500)	—
Payment of debt issuance costs	(4,089)	—
Net cash used in financing activities	(69,132)	—

Effect of Foreign Currency Exchange Rate Changes on Cash	1,960	(430)

Net (Decrease) Increase in Cash	(78,558)	32,191

Cash:
Beginning of period	130,160	92,194
End of period	51,602	124,385
Supplemental Cash Flow Information:
Cash paid for interest	$10,531	$9,362
Cash paid for income taxes, net	$1,352	$779
Unpaid purchases of property and equipment included in accounts payable	$75	$275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. (and its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD/HD Truck”) market, the medium- and heavy-duty construction vehicle market, and the bus, agriculture, military, specialty transportation, mining, industrial equipment and off-road recreational markets.  References herein to the "Company", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.
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
2. Recently Issued Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 provides clarity of accounting for modifications of share-based awards. The Company does not anticipate this ASU to have a material impact on share-based compensation. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 requires employers to report service costs in the same line item as compensation costs arising from services rendered by associated employees during the period. The Company does not anticipate this ASU to have a material impact on our pension disclosures. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to it's carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company anticipates this ASU to simplify a component of its goodwill assessment. We do not anticipate an impact to our overall valuation of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". ASU 2017-01 provides additional guidance to clarify acquisition transactions and whether they should be accounted for as an acquisition of a business or assets. This ASU will only impact the Company to the extent we execute a business combination. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017.
Revenue Recognition Guidance
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, followed by a series of standards and clarification, including: ASU No. 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU No. 2016-10, "Identifying Performance Obligations and Licensing" and ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients". The ASUs supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.
The mandatory adoption date of each of the revenue recognition ASUs referenced above is January 1, 2018, with an early adoption date of January 1, 2017. With respect to each of the revenue recognition guidance above, the Company is in the process of assessing potential changes in revenue recognition for certain revenue streams. The Company is in the process of assessing our customer arrangements, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance, we typically recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the revised guidance, the customized nature of some of our products and contractual provisions of some of our customer contracts provide us with an enforceable right to payment that may require us to recognize revenue prior to the product being shipped to the customer. We are also assessing certain pricing provisions contained in some of our customer contracts to determine if they represent a material right to the customer, which could potentially impact when revenue is recognized under these arrangements. In addition, we are evaluating how the amended guidance may impact our accounting for customer owned tooling, engineering and design services and pre-production costs. As management assesses its various revenue streams, we may establish revised accounting policies and measure and disclose the accounting impact, if any. The amended guidance permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method in as much as we have not yet determined the effect of the amended guidance, if any, on our ongoing financial reporting. We will not adopt the new guidance early.
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement and anticipates that it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that were not included in the balance sheet under existing accounting guidance. The Company is in the process of performing its initial assessment of lease arrangements, including facility leases and machinery and equipment leases.
The Company's lease terms are not generally complex in nature. The Company will update its accounting policies as we complete our assessment of leases. The Company will also review other arrangements which could contain embedded lease arrangements to be considered under the revised guidance. The Company will determine the impact of the new guidance on its current lease arrangements that are expected to remain in place during 2017 and beyond.

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
Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3 - Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of interest cost associated with such instruments.
Our derivative assets and liabilities represent foreign exchange contracts and an interest rate swap contract that are measured at fair value using observable market inputs. Based on these inputs, the derivative assets and liabilities are classified as Level 2. The fair values of our derivative assets and liabilities are categorized as follows:

		June 30, 2017				December 31, 2016
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract	$723	$—	$723	$—	$142	$—	$142	$—
	Interest rate swap contract [1]	$380	$—	$380	$—	$—	$—	$—	$—
Derivative liabilities	Foreign exchange contract	$55	$—	$55	$—	$1,234	$—	$1,234	$—
	Interest rate swap contract [1]	$903	$—	$903	$—	$—	$—	$—	$—
1 Presented in the condensed consolidated Balance Sheet as accrued liabilities of $0.5 million.
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.875% senior secured notes due April 15, 2019	$—	$—	$233,154	$231,391
Term loan and security agreement (a)	$168,644	$167,244	$—	$—
(a) Presented in the condensed consolidated balance sheet as the current portion of long-term debt of $3.2 million and long-term debt of $165.4 million.
Certain fixed assets from our Shadyside facility in our GTB Segment is listed as held-for-sale within other current assets, totaling $2.2 million which is classified as Level 3. Approximately $1.7 million of the $2.2 million relates to the land and building while the remaining $0.5 million relates to other machinery and equipment within the facility. We anticipate the closure of the Shadyside facility to be substantially complete by the end of 2017 and expect to divest all of the assets within one year. The held-for-sale assets are recorded in the balance sheet at their historical carrying value as the fair value of the assets less selling costs were determined to be greater than the historical carrying value. The fair value of the assets was measured based on an estimated purchase price for the assets determined through discussions with third parties that began in the first quarter of 2017. Refer to footnote 18 for the sale of the Shadyside facility land and building that was negotiated on July 24, 2017 for $2.5 million.
In the first quarter of 2016, we recognized an impairment of $0.6 million for an asset held for sale based on the estimated selling price less selling costs of $0.8 million. The impairment was recorded in selling, general and administrative expense in the Statement of Income. The asset is classified as Level 2.
There were no other fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2017.
4. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 29,873,953 shares were issued and outstanding as of June 30, 2017 and 29,871,354 were outstanding as of December 31, 2016.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of June 30, 2017 and December 31, 2016.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2017 and 2016 includes the effects of potential common shares issuable upon the vesting of restricted stock, when dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$131	$2,720	$760	$5,283
Weighted average number of common shares outstanding	29,874	29,449	29,873	29,449
Dilutive effect of restricted stock grants after application of the treasury stock method	581	307	452	183
Dilutive shares outstanding	30,455	29,756	30,325	29,632
Basic and diluted earnings per share	$0.00	$0.09	$0.03	$0.18
There are no antidilutive outstanding restrictive stock awards impacting the diluted earnings per shares for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, diluted earnings per share did not include 288 thousand and 338 thousand antidilutive outstanding restricted stock awards, respectively.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Third ARLS Agreement (as described below in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
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
The following table summarizes information about outstanding restricted stock grants as of June 30, 2017:

Grant	Shares (in thousands)	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
October 2014	506	3 equal annual installments commencing on October 20, 2015	$0.2	4
April 2015	27	3 equal annual installments commencing on October 20, 2015	$—	4
October 2015	596	3 equal annual installments commencing on October 20, 2016	$0.8	16
January/March 2016	63	3 equal annual installments commencing on October 20, 2016	$—	16
October 2016	411	3 equal annual installments commencing on October 20, 2017	$1.6	28
October 2016	98	fully vests as of October 20, 2017	$0.2	4
As of June 30, 2017, there was approximately $2.8 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	981	$4.70	1,128	$4.24
Granted	—	—	63	2.49
Vested	(3)	4.89	—	—
Forfeited	(12)	5.20	(21)	4.88
Nonvested at June 30	966	$4.69	1,170	$4.35
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

Grant Date	Vesting Schedule	Grant Amount	Forfeitures/ Adjustments	Payments	Grant Value at June 30, 2017	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2014	October 2017	$2,087	$(1,062)	$—	$1,025	85	4
November 2015	October 2018	1,487	(160)	—	1,327	553	16
November 2016	October 2019	1,434	—	—	1,434	1,076	28
		$5,008	$(1,222)	$—	$3,786	$1,714
Compensation expense was recognized totaling $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016. Compensation expense totaling $0.6 million and $0.3 million was recognized for the six months ended June 30, 2017 and 2016, respectively. Unrecognized compensation expense was $1.7 million and $1.5 million as of June 30, 2017 and 2016, respectively.
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
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$54,440	$46,352
Work in process	11,709	11,234
Finished goods	14,553	13,468
	$80,702	$71,054
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
We performed a Step One fair value assessment of our reporting units as of May 30, 2017. Implied fair value of goodwill was determined by utilizing the income approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Based on our fair value assessment of each of the reporting units, the fair value exceeded the carrying value of goodwill.
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
The changes in the carrying amounts of goodwill are as follows:

	June 30, 2017	December 31, 2016
Balance — Beginning	$7,703	$7,834
Currency translation adjustment	269	(131)
Balance — Ending	$7,972	$7,703
Our definite-lived intangible assets were comprised of the following:

		June 30, 2017			December 31, 2016
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,449	$(3,399)	$5,050	$8,378	$(3,193)	$5,185
Customer relationships	15 years	14,518	(4,432)	10,086	14,181	(3,855)	10,326
		$22,967	$(7,831)	$15,136	$22,559	$(7,048)	$15,511
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended June 30, 2017 and 2016 and $0.7 million for the six months ended June 30, 2017 and 2016. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2017 and for each of the five succeeding years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2017	$1,320
2018	1,324
2019	1,324
2020	1,194
2021	1,194
2022	1,194
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
The following represents a summary of the warranty provision for the six months ended June 30, 2017:

Balance — December 31, 2016	$5,552
Provision for new warranty claims	1,006
Change in provision for preexisting warranty claims	98
Deduction for payments made	(2,012)
Currency translation adjustment	60
Balance — June 30, 2017	$4,704
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. The anticipated future lease costs are based in part on certain assumptions and we monitor these costs to determine if the estimates need to be revised in the future. As of June 30, 2017, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, and those arising out of alleged defects, breach of contracts, product warranties and environmental matters.
Management believes that the Company maintains adequate insurance or that we have established reserves for issues that are probable and estimable in amounts that are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

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

Debt Payments

As disclosed in Note 11, the TLS Agreement requires the Company to repay principal quarterly of a fixed amount, mandatory prepayments of excess cash flows, and voluntary prepayments that coincide with certain events.

The following table provides minimum principal payments due on long-term debt for the next five fiscal years and the remaining years thereafter:

Year Ending December 31,
2017	$2,188
2018	4,375
2019	4,375
2020	4,375
2021	4,375
Thereafter	$151,812
11. Debt and Credit Facilities
Debt consisted of the following:

	June 30, 2017	December 31, 2016
7.875% senior secured notes due April 15, 2019	$—	$233,154
Term loan and security agreement (a)	$168,644	$—
(a) Presented in the condensed consolidated balance sheet as current portion of long-term debt of $3.2 million, net of deferred financing costs and original issue discount of $0.6 million and $0.6 million, respectively; and long-term debt of $165.4 million, net of deferred financing costs and original issue discount of $2.5 million and $2.7 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”), maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”) with certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as administrative agent, and other lender parties thereto. Concurrent with the closing of the TLS Agreement, the proceeds of the Term Loan Facility were used, together with cash on hand in the amount of $74.0 million, to (a) fund the redemption, satisfaction and discharge of all of the Company’s outstanding 7.875% notes along with accrued interest; and (b) pay related transaction costs, fees and expenses. The Company recognized a non-cash charge of $1.6 million in the second quarter of 2017 to write-off deferred financing fees and a prepayment charge for interest during the 30-day notification period provided to bond holders of $1.6 million associated with the redemption of the 7.875% notes.
There was no accrued interest as of June 30, 2017. The unamortized deferred financing fees of $3.1 million and original issue discount of $3.3 million are netted against the aggregate book value of the outstanding debt to arrive at a balance of $168.6 million as of June 30, 2017 and are being amortized over the remaining life of the agreement.
The term loan is a senior secured obligation of the Company. Our obligations under the TLS Agreement are guaranteed by certain subsidiaries of the Company. The obligations of the Company and the guarantors under the TLS Agreement are secured (subject to certain permitted liens) by a first-priority lien on substantially all of the non-current assets (and a second priority lien on substantially all of the current assets) of the Company and the guarantors, including a first priority pledge of certain capital stock of the domestic and foreign subsidiaries directly owned by the Company and the guarantors. The liens, the security interests and all of the obligations of the Company and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the Company, the guarantors, the agent for the lenders party to the Company’s revolving credit facility and the collateral agent under the TLS Agreement.
Terms, Covenants and Compliance Status
The TLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. In addition, the TLS Agreement contains a financial maintenance covenant requiring the Company to maintain a Total Leverage Ratio as of the last day of any fiscal quarter not to exceed the ratios set forth in the applicable table within the TLS Agreement.

The TLS Agreement also contains customary reporting and other affirmative covenants. We were in compliance with the covenants as of June 30, 2017.
The TLS Agreement requires the Company to repay principal of approximately $1.1 million on the last day of each quarter commencing with the quarter ending September 30, 2017 and extending through March 31, 2024, with the remaining outstanding principal due at maturity.
Voluntary prepayments of amounts outstanding under the TLS Agreement are permitted at any time, without premium or penalty; provided, however, that a prepayment penalty equal to 1.0% of the prepaid amount is required to be paid in connection with certain events that have the effect of reducing the all-in-yield applicable to the term loan during the 12 months following the initial funding thereof. In addition, to the extent applicable, customary LIBOR breakage charges may be payable in connection with any prepayment.
The TLS Agreement requires the Company to make mandatory prepayments with excess cash flow, the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds, and, in the case of an asset disposition or insurance or condemnation event, to the extent the Company does not reinvest the proceeds within the periods set forth in the TLS Agreement.
The TLS Agreement includes customary events of default (subject in certain cases to customary grace and cure periods) which include, among others:
• nonpayment of obligations when due;
• breach of covenants or other agreements in the TLS Agreement; and
• defaults in payment of certain other indebtedness.
Revolving Credit Facility
On April 12, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement ("Third ARLS Agreement") increasing its senior secured revolving credit facility to $65 million from $40 million and setting the maturity date to April 12, 2022. Up to an aggregate of $10.0 million is available to the Company and the other borrowers for the issuance of letters of credit, which reduces availability under the Third ARLS Agreement.
The Third ARLS Agreement included amendments to certain definitions and covenants including, but not limited to, amendments to (i) permitted debt, (ii) permitted distributions, (iii) distribution of assets, and (iv) the calculation of EBITDA. The Third ARLS Agreement contains a fixed charge coverage ratio maintenance covenant of 1.00:1.00 and amended the availability threshold for triggering compliance with the fixed charge coverage ratio.
The borrowers’ obligations under the revolving credit facility are secured (subject to certain permitted liens) by a first-priority lien on substantially all of the current assets (and a second priority lien on substantially all of the non-current assets) of the borrowers. Each of the Company and each other borrower is jointly and severally liable for the obligations under the revolving credit facility and unconditionally guarantees the prompt payment and performance thereof. The liens, the security interests and all of the obligations of the Company and each other borrower and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the Company, certain of its subsidiaries, the agent under the Third ARLS Agreement and the collateral agent for the lenders party to the Company’s term loan credit facility.
The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $24,000,000	0.50%	1.50%
II	> $12,000,000 but < $24,000,000	0.75%	1.75%
I	≤ $12,000,000	1.00%	2.00%
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrowers' failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of June 30, 2017, the applicable margin was set at Level III.

The unamortized deferred financing fees associated with our revolving credit facility of $0.9 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively, were being amortized over the remaining life of the agreement. As of June 30, 2017 and December 31, 2016, we did not have borrowings under the revolving credit facility. We had outstanding letters of credit of approximately $2.1 million and borrowing availability of $62.9 million under the revolving credit facility and an applicable margin set at Level III.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Third ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio. The borrowers however are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain borrowing availability under the revolving credit facility at the greater of (i) $5,000,000 and (ii) ten percent (10%) of the revolving commitments. If borrowing availability falls below this threshold at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.0:1.0 as of the end of each relevant fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability in excess of this threshold for 60 consecutive days. Since the Company had borrowing availability in excess of this threshold from December 31, 2016 through June 30, 2017, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2017.
The Third ARLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. The Third ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of June 30, 2017.
Voluntary prepayments of amounts outstanding under the revolving credit facility are permitted at any time, without premium or penalty, other than (to the extent applicable) customary LIBOR breakage charges.
The Third ARLS Agreement requires the borrowers to make mandatory prepayments upon the receipt of insurance or condemnation proceeds in respect of the revolving credit facility’s priority collateral.
The Third ARLS Agreement includes customary events of default (subject in certain cases to customary grace and cure periods) which include, among others:

•nonpayment of obligations when due;
•breach of covenants or other agreements in the Third ARLS Agreement;
•a change of control; and
•defaults in payment of certain other indebtedness, including the term loan credit facility.
12. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few minor exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years before 2012. We currently have one foreign income tax examination in process.
As of June 30, 2017 and December 31, 2016, unrecognized tax benefits related to federal, state and foreign jurisdictions were $0.7 million and $0.6 million, respectively, all of which may impact our effective tax rate, if recognized. The unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are carried forward as net operating losses and tax credits. When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.2 million interest and penalties as of June 30, 2017 and December 31, 2016.
During the six months ended June 30, 2017, there was no material change to our tax reserves. Events could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.
At June 30, 2017, due to cumulative losses and other factors, we continue to carry valuation allowances against the deferred assets primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

During the six months ended June 30, 2017, we recognized income tax benefit of $0.6 million relating to the write-off of deferred financing fees associated with the redemption of our 7.875% notes, as discussed in Note 11.

13. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$119,603	$75,524	$—	$195,127
Intersegment Revenues	307	2,657	(2,964)	—
Total Revenues	$119,910	$78,181	$(2,964)	$195,127
Gross Profit	$17,070	$5,960	$(329)	$22,701
Depreciation and Amortization Expense	$1,949	$1,189	$749	$3,887
Selling, General & Administrative Expenses	$5,701	$3,975	$5,126	$14,802
Operating Income	$11,073	$1,949	$(5,454)	$7,568
Capital and Other Items:
Capital Expenditures	$836	$1,260	$1,060	$3,156
Other Items [1]	$3	$874	$—	$877
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

	Six Months Ended June 30, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$221,466	$147,077	$—	$368,543
Intersegment Revenues	532	4,609	(5,141)	—
Total Revenues	$221,998	$151,686	$(5,141)	$368,543
Gross Profit	$31,107	$13,782	$(685)	$44,204
Depreciation and Amortization Expense	$4,012	$2,412	$1,379	$7,803
Selling, General & Administrative Expenses	$11,154	$8,459	$11,808	$31,421
Operating Income	$19,366	$5,253	$(12,494)	$12,125
Capital and Other Items:
Capital Expenditures	$4,048	$2,476	$1,319	$7,843
Other Items [1]	$968	$983	$2,377	$4,328
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and settlement costs associated with the consulting contract litigation.

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
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment, and a write down of an asset held for sale and severance costs in corporate.
14. Derivative Contracts
We use forward exchange contracts to hedge certain of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and locations and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As of June 30, 2017, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the consolidated Balance Sheet with the offsetting non-cash gain or loss recorded in cost of revenue in our consolidated Statement of Income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our consolidated Balance Sheet.
The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2017		December 31, 2016
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$11,040	$11,674	$18,593	$17,213

We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
During the three months ended June 30, 2017, the Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $80.0 million thereby reducing its exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%. The interest rate swap has an effective date of June 30, 2017 and a maturity date of April 30, 2022. As of June 30, 2017, the interest rate swap contract was not designated as a hedging instrument; therefore, our interest rate swap contract has been marked-to-market and the fair value of the contract recorded in the consolidated Balance Sheet with the offsetting gain or loss recorded in interest and other expense in our consolidated Statement of Income.
The following table summarizes the fair value and presentation in the consolidated Balance Sheet for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$723	Other current assets	$142
Interest rate swap contract [1]	Other current assets	3	Other current assets	—
Interest rate swap contract [1]	Other assets, net	377	Other assets, net	—

	Liability Derivatives
	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$55	Accrued liabilities	$1,234
Interest rate swap contract [1]	Accrued liabilities	569	Accrued liabilities	—
Interest rate swap contract [1]	Other long-term liabilities	334	Other long-term liabilities	—
1 Presented in the condensed consolidated Balance Sheet as accrued liabilities of $0.5 million.
The following table summarizes the effect of derivative instruments on the consolidated Statement of Income for derivatives not designated as hedging instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$204	$491	$1,759	$659
Interest rate swap contract	Interest Expense	$523	$—	$523	$—

15. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
Net current period change	4,078	—	4,078
Reclassification adjustments for losses reclassified into income	—	(1,284)	(1,284)
Ending balance, June 30, 2017	$(20,235)	$(25,816)	$(46,051)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	(408)	—	(408)
Reclassification adjustments for losses reclassified into income	—	(1,034)	(1,034)
Ending balance, June 30, 2016	$(21,487)	$(19,609)	$(41,096)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	$(761)	$217	$(544)	$(1,718)	$434	$(1,284)
Cumulative translation adjustment	2,256	—	2,256	4,078	—	4,078
Total other comprehensive income	$1,495	$217	$1,712	$2,360	$434	$2,794

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	$(1,418)	$275	$(1,143)	$(1,585)	$551	$(1,034)
Cumulative translation adjustment	(713)	—	(713)	(408)	—	(408)
Total other comprehensive loss	$(2,131)	$275	$(1,856)	$(1,993)	$551	$(1,442)
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
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$33	$32	$—	$—
Interest cost	449	473	283	350
Expected return on plan assets	(671)	(678)	(295)	(389)
Amortization of prior service cost	2	2	—	—
Recognized actuarial loss	89	81	120	54
Net (benefit) cost	$(98)	$(90)	$108	$15

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$66	$64	$—	$—
Interest cost	897	946	565	709
Expected return on plan assets	(1,342)	(1,356)	(590)	(787)
Amortization of prior service cost	3	4	—	—
Recognized actuarial loss (gain)	179	163	239	109
Net (benefit) cost	$(197)	$(179)	$214	$31
We expect to contribute approximately $2.9 million to our pension plans and our other post-retirement benefit plans in 2017. As of June 30, 2017, $1.5 million of contributions have been made to our pension and other post-retirement plans.

17.	Restructuring

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expect the costs associated with restructuring activities to total $5.9 million to $7.0 million, and capital investments to total $1.0 million to $2.0 million . The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. Restructuring costs incurred during the six months ended June 30, 2017 and 2016 were $1.6 million and $0.8 million, respectively. The following is a summary of some of our key actions:

Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015 and was substantially complete as of June 30, 2016.
Piedmont Facility
On May 2, 2016, the Company announced plans to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. The Company will continue to maintain a presence in Piedmont for our Aftermarket distribution channel. The restructuring plan is substantially complete as of June 30, 2017.
Monona Facility
On July 19, 2016, the Company announced its intent to transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. On May 24, 2017, the Company elected to maintain production capability in the Monona facility as a result of a shortage of labor in our North American wire harness business. The Company released accrued employee separation charges of $0.4 million and incurred additional lease cancellation charges of $1.3 million.
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
Ongoing Restructuring Expenditures
The table below summarizes the expenditures incurred to date and future expenditures associated with the restructuring activities approved on November 19, 2015:

	Total Project Expense (Income)					Expected Future Expense (Income)
			2015/2016	Current Quarter	2017 Year to Date			Income Statement
(in millions)	Low	High	Expense	Expense (Income)		Low	High	Classification
Edgewood Wire Harness
Separation costs	0.3	0.3	0.3	—	—	—	—	Cost of revenues
Facility and other costs	0.1	0.1	0.1	—	—	—	—	Cost of revenues
Total	$0.4	$0.4	$0.4	$—	$—	$—	$—
Piedmont Seating
Separation costs	0.6	0.6	0.6	—	—	—	—	Cost of revenues
Facility and other costs	0.4	0.4	0.4	—	—	—	—	Cost of revenues
Total	$1.0	$1.0	$1.0	$—	$—	$—	$—
Monona Wire Harness
Separation costs	0.1	0.1	0.5	(0.4)	(0.4)	—	—	Cost of revenues
Facility and other costs	1.9	2.3	0.1	1.3	1.4	0.4	0.8	Cost of revenues
Total	$2.0	$2.4	$0.6	$0.9	$1.0	$0.4	$0.8
Shadyside Stamping
Separation costs	2.3	2.6	1.7	(0.1)	0.4	0.2	0.5	Cost of revenues
Facility and other costs	(0.2)	0.2	0.2	0.1	0.2	(0.6)	(0.2)	Cost of revenues
Total	$2.1	$2.8	$1.9	$—	$0.6	$(0.4)	$0.3
Other Restructuring
Separation costs	0.1	0.1	0.1	—	—	—	—	Cost of revenues
Separation costs	0.3	0.3	0.3	—	—	—	—	Selling, general and administrative
Total	$0.4	$0.4	$0.4	$—	$—	$—	$—
Total Restructuring	$5.9	$7.0	$4.3	$0.9	$1.6	$—	$1.1
Restructuring Liability
A summary of changes in the restructuring liability for the six months ended June 30, 2017 and 2016 is as follows:

	2017
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2016	$2,229	$45	$2,274
Provisions	49	1,586	1,635
Utilizations	(904)	(925)	(1,829)
Balance - June 30, 2017	$1,374	$706	$2,080

	2016
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2015	$542	$43	$585
Provisions	464	304	768
Utilizations	(339)	(199)	(538)
Balance - June 30, 2016	$667	$148	$815

18. Subsequent Events

On July 24, 2017, Commercial Vehicle Group, Inc.’s wholly owned subsidiary, Mayflower Vehicle Systems, LLC (“Mayflower”) entered into a Contract for Purchase and Sale of Real Property (the "Purchase Agreement"), with Warren Distribution, Inc. (the "Buyer"), to sell Mayflower's Shadyside, Ohio property for $2.5 million.

The Purchase Agreement contains customary representations, warranties, and covenants by Mayflower and Buyer and is subject to customary closing conditions, including completion of due diligence to the satisfaction of Buyer. Subject to the foregoing, the Purchase Agreement provides for closing to occur within 75 days. Until consummation of the closing, there can be no assurance that the property will be sold.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations for our condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”).
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
Business Overview
For the six months ended June 30, 2017, approximately 43% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets.
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
We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years. Several of the major truck makers are in the process of upgrading their key truck platforms and we believe we have maintained our share of content in these platforms. Additionally, we will continue to pursue opportunities to expand our content.
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels and production rates. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a July 2017 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 245,000 units in 2017 and then gradually increase to 295,000 units in 2020 before decreasing again to 269,000 units in 2022. We believe the demand for North American Class 8 vehicles in 2017 will be between 220,000 to 240,000 units. ACT Research estimates that the average age of active North American Class 8 trucks is 11.4 and 11.3 years in 2016 and 2017, respectively. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.

The North American Class 5-7 truck production steadily increased from 227,000 units in 2014 to 233,000 units in 2016. According to a July 2017 report by ACT Research, North American Class 5-7 truck production is expected to increase to 245,000 units in 2017 then gradually increase to 275,000 units in 2022.
Demand for our construction and agricultural equipment products is dependent on vehicle production and therefore demand for new vehicles in the global construction and agricultural equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of larger scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe the construction markets we serve in Europe, Asia, and North America are improving. Global agriculture markets may be stabilizing but remain challenged.
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
Strategic Footprint
We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 million to $12 million annually when fully implemented at the end of 2017. In relation to the Company's restructuring efforts, on July 19, 2016, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. On May 24, 2017, the Company elected to maintain production capability in the Monona, Iowa, facility as a result of a shortage of labor in our North American wire harness business. Additionally, the Company established a new facility in Mexico with better access to labor. Notwithstanding the decision to maintain production capability in the Monona facility and to establish additional production capacity elsewhere in Mexico, the Company expects to achieve its previously disclosed $8 million to $12 million of annual savings from its cost reduction and restructuring efforts.

At the time of the November 2015 announcement of facility restructuring actions, the Company estimated pre-tax costs of $11 million to $16 million. This range of pre-tax restructuring costs, net of related income, has been lowered to $6 million to $7 million. Pre-tax expenditures associated with the restructuring actions announced in November 2015 were approximately $1 million in the year ended December 31, 2015, approximately $4 million in the year ended December 31, 2016 and are expected to be $1 million to $2 million for year ended December 31, 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities, offset by gains on the sale of long-lived assets.

Consolidated Results of Operations

Three months ended June 30, 2017 Compared to Three months ended June 30, 2016

	Three Months Ended June 30,
	(in thousands)
	2017		2016
Revenues	$195,127	100.0%	$178,251	100.0%
Cost of Revenues	172,426	88.4	153,920	86.4
Gross Profit	22,701	11.6	24,331	13.6
Selling, General and Administrative Expenses	14,802	7.6	15,585	8.7
Amortization Expense	331	0.1	319	0.2
Operating Income	7,568	3.9	8,427	4.7
Interest and Other Expense	6,740	3.5	4,926	2.8
Income Before Provision for Income Taxes	828	0.4	3,501	2.0
Provision for Income Taxes	697	0.4	781	0.4
Net Income	$131	0.1%	$2,720	1.5%
Revenues. On a consolidated basis, revenues increased $16.9 million, or 9.5%, to $195.1 million for the three months ended June 30, 2017 from $178.3 million for the three months ended June 30, 2016. The increase in consolidated revenues is primarily a result of:

•	a $7.5 million, or 9.8%, increase in OEM North American MD/HD Truck revenues;

•	a $7.7 million, or 22.0%, increase in construction equipment revenues; and

•	a $1.7 million, or 2.5%, increase in other revenues.
Second quarter 2017 revenues were adversely impacted by foreign currency exchange translation of $2.1 million, which is reflected in the change in revenues above.
Gross Profit. Gross profit decreased $1.6 million, or 6.7%, to $22.7 million for the three months ended June 30, 2017 from $24.3 million for the three months ended June 30, 2016. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $18.5 million, or 12.0%, resulting from an increase in raw material and purchased component costs of $9.1 million, an increase in wages and benefits of $2.2 million, and an increase in overhead costs of $7.2 million. The decrease in gross profit is primarily attributable to a shortage of labor in our North American wire harness business and the associated cost to satisfy customer production demand. It is taking longer than we had anticipated to manage these costs down, in part as a consequence of elevated production volumes from improving end markets and seasonal production demand, which is exacerbating the impact of the labor shortage. We have increased our wire harness production capacity by maintaining production capability in the Monona, Iowa facility and by establishing a new facility in Mexico with better access to labor (the labor shortage, when taken together with the changes to North American wire harness manufacturing facility footprint, the "NA Footprint Adjustments"). The adverse impact of the NA Footprint Adjustments on second quarter results was approximately $4.0 million; we expect the impact in the last half of the year to be $3.0 million to $6.0 million. The increase in revenues in the second quarter partially offset the impact of the NA Footprint Adjustments. Additionally, second quarter 2017 results included $0.9 million in charges relating to facility restructuring and other related costs compared to $0.5 million in second quarter 2016. As a percentage of revenues, gross profit margin decreased to 11.6% for the three months ended June 30, 2017 compared to 13.6% for the three months ended June 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $0.8 million, or 5.0%, to $14.8 million for the three months ended June 30, 2017 from $15.6 million for the three months ended June 30, 2016. The decline in selling, general and administrative expenses reflects a continuing focus on cost discipline.
Interest and Other Expense. Interest, associated with our debt, and other expense was $6.7 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively. The increase primarily consists of a non-cash write-off of deferred financing fees of $1.6 million and costs of $1.6 million attributable to the refinancing of the 7.875% Notes completed during the second quarter of 2017. These expenses were partially offset by lower interest expense on the new facility.
Provision for Income Taxes. An income tax provision of $0.7 million and $0.8 million was recorded for the three months ended June 30, 2017 and 2016, respectively. The period over period change in the tax provision resulted primarily from the decrease in pre-tax earnings, the mix of income between our U.S. and non-U.S. locations and earnings or losses in certain foreign tax jurisdictions which were no longer subject to valuation allowances in the quarter ended June 30, 2017.
Net Income. Net income was $0.1 million and $2.7 million for the three months ended June 30, 2017 and 2016, respectively. The decrease is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended June 30,
	(amounts in thousands)
	2017		2016
Revenues	$119,910	100.0%	$112,126	100.0%
Gross Profit	$17,070	14.2%	$14,432	12.9%
Depreciation and Amortization Expense	$1,949	1.6%	$2,190	2.0%
Selling, General & Administrative Expenses	$5,701	4.8%	$5,642	5.0%
Operating Income	$11,073	9.2%	$8,506	7.6%
Revenues. GTB Segment revenues increased $7.8 million, or 6.9%, to $119.9 million for the three months ended June 30, 2017 from $112.1 million for the three months ended June 30, 2016. The increase in GTB Segment revenues is primarily a result of:

•	a $6.0 million, or 17.7%, increase in OEM North American MD/HD Truck revenues; and

•	a $1.8 million, or 4.2%, increase in other revenues.
Gross Profit. GTB Segment gross profit increased $2.6 million, or 18.3%, to $17.1 million for the three months ended June 30, 2017 from $14.4 million for the three months ended June 30, 2016. Cost of revenues increased $5.1 million, or 5.3%, as a result of increases in raw material and purchased component cost of $4.2 million, salaries and benefits of $0.8 million and overhead cost of $0.1 million. The increase in gross profit was primarily the result of the increase in sales volume partially offset by rising commodity prices and modest production inefficiencies from increasing North American truck build. The second quarter 2016 results included $0.3 million in facility restructuring and other related costs. As a percentage of revenues, gross profit margin increased to 14.2% for the three months ended June 30, 2017 from 12.9% for the three months ended June 30, 2016.
Selling, General and Administrative Expenses. GTB Segment selling, general and administrative expenses increased $0.1 million, or 1.0%, to $5.7 million for the three months ended June 30, 2017 from $5.6 million for the three months ended June 30, 2016.
Global Construction and Agriculture Segment Results

	Three Months Ended June 30,
	(amounts in thousands)
	2017		2016
Revenues	$78,181	100.0%	$68,525	100.0%
Gross Profit	$5,960	7.6%	$10,270	15.0%
Depreciation and Amortization Expense	$1,189	1.5%	$1,336	1.9%
Selling, General & Administrative Expenses	$3,975	5.1%	$4,780	7.0%
Operating Income	$1,949	2.5%	$5,455	8.0%
Revenues. GCA Segment revenues increased $9.7 million, or 14.1%, to $78.2 million for the three months ended June 30, 2017 from $68.5 million for the three months ended June 30, 2016. The increase in GCA Segment revenues is primarily a result of:

•	a $7.2 million, or 21.8%, increase in OEM construction equipment revenues; and

•	a $2.5 million, or 6.8%, increase in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $2.4 million, which is reflected in the change in revenues above.
Gross Profit. GCA Segment gross profit decreased $4.3 million, or 42.0%, to $6.0 million for the three months ended June 30, 2017 from $10.3 million for the three months ended June 30, 2016. Cost of revenues increased $14.0 million, or 24.0%, as a result of an increase in raw material and purchased component costs of $5.4 million, wages and benefits of $1.4 million and overhead costs of $7.2 million. The decrease in gross profit is primarily attributable to the NA Footprint Adjustments. The adverse impact of the NA Footprint Adjustments on the second quarter 2017 results was approximately $4.0 million; we expect the impact in the last half of the year to be $3.0 million to $6.0 million. The increase in revenues in the three months ended June 30, 2017 partially offset the impact of the NA Footprint Adjustments. Second quarter 2017 and 2016 results each include $0.9 million and $0.2 million, respectively, of costs associated with our ongoing restructuring initiatives. As a percentage of revenues, gross profit margin decreased to 7.6% for the three months ended June 30, 2017 from 15.0% for the three months ended June 30, 2016.
Selling, General and Administrative Expenses. GCA Segment selling, general and administrative expenses decreased $0.8 million, or 16.8%, to $4.0 million for the three months ended June 30, 2017 from $4.8 million for the three months ended June 30, 2016 reflecting a focus on cost discipline.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Consolidated Results

	Six Months Ended June 30,
	(in thousands)
	2017		2016
Revenues	$368,543	100.0%	$358,543	100.0%
Cost of Revenues	324,339	88.0	308,507	86.0
Gross Profit	44,204	12.0	50,036	14.0
Selling, General and Administrative Expenses	31,421	8.5	32,376	9.0
Amortization Expense	658	0.2	652	0.2
Operating Income	12,125	3.3	17,008	4.7
Interest and Other Expense	11,304	3.1	9,784	2.7
Income Before Provision for Income Taxes	821	0.2	7,224	2.0
Provision for Income Taxes	61	—	1,941	0.5
Net Income	$760	0.2%	$5,283	1.5%

Revenues. On a consolidated basis, revenues increased $10.0 million, or 2.8%, to $368.5 million for six months ended June 30, 2017 from $358.5 million for six months ended June 30, 2016. The net increase in the consolidated revenue is primarily a result of :

•	a $12.1 million, or 17.6%, increase in construction revenues;

•	a $3.2 million, or 2.1%, decrease in OEM North American MD/HD Truck revenues; and

•	a $1.1 million, or 0.8%, increase in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $4.9 million, which is reflected in the change in revenue above.
Gross Profit. Gross profit decreased $5.8 million, or 11.7%, to $44.2 million for the six months ended June 30, 2017 compared to $50.0 million in the six months ended June 30, 2016. Cost of revenue increased $15.8 million, or 5.1%, resulting from an increase in raw material and purchased component costs of $3.5 million, wages and benefits of $2.9 million and overhead costs of $9.4 million. The decrease in gross profit is primarily attributable to the NA Footprint Adjustments. The adverse impact of the NA Footprint Adjustments on the first half of 2017 results was approximately $8.0 million; we expect the impact in the last half of the year to be $3.0 million to $6.0 million. The increase in revenues in the six months ended June 30, 2017 partially offset the impact of the NA Footprint Adjustments. Additionally, the six months ended June 30, 2017 results included $2.0 million in charges relating to facility restructuring and other related costs compared to $0.6 million in the prior year period ended June 30, 2016. As a percentage of revenues, gross profit margin decreased to 12.0% for the six months ended June 30, 2017 compared to 14.0% for the six months ended June 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.0 million, or 2.9%, to $31.4 million for the six months ended June 30, 2017 from $32.4 million for the six months ended June 30, 2016. The decline in selling, general and administrative expenses reflects a continuing focus on cost discipline, partially offset by $2.4 million of settlement costs for the six months ended June 30, 2017 associated with the consulting contract litigation. In addition, the six months ended June 30, 2016 included a $0.6 million impairment of an asset held for sale.
Interest and Other Expense. Interest, associated with our debt, and other expense was approximately $11.3 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase primarily consists of a non-cash write-off of deferred financing fees for $1.6 million and costs of $1.6 million attributable to the refinancing of the 7.875% Notes completed during the second quarter of 2017. These expenses were partially offset by lower interest expense on the new facility.
Provision for Income Taxes. An income tax provision of $0.1 million and $1.9 million was recorded for the six months ended June 30, 2017 and 2016, respectively. The period over period change in the tax provision resulted primarily from the decrease in pretax earnings, the mix of income between our U.S. and non-U.S. locations and earnings or losses in certain foreign tax jurisdictions which were no longer subject to valuation allowances in the period ended June 30, 2017.
Net Income. Net income attributable to CVG stockholders was $0.8 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in net income is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Six Months Ended June 30,
	(amounts in thousands)
	2017		2016
Revenues	$221,998	100.0%	$228,630	100.0%
Gross Profit	$31,107	14.0%	$32,255	14.1%
Depreciation and Amortization Expense	$4,012	1.8%	$4,224	1.8%
Selling, General & Administrative Expenses	$11,154	5.0%	$12,137	5.3%
Operating Income	$19,366	8.7%	$19,535	8.5%
Revenues. GTB Segment revenues decreased $6.6 million, or 2.9% , to $222.0 million for the six months ended June 30, 2017 from $228.6 million for the six months ended June 30, 2016. The decrease in GTB Segment revenues is primarily a result of:

•	a $8.3 million, or 5.7%, decrease in OEM North American MD/HD Truck revenues; and

•	a $1.7 million, or 2.0%, increase in other revenues.
Gross Profit. GTB Segment gross profit decreased $1.1 million, or 3.6%, to $31.1 million for the six months ended June 30, 2017 from $32.3 million for the six months ended June 30, 2016. Cost of revenues decreased $5.5 million, or 2.8%, as a result of a decrease in raw material and purchased component costs of $5.3 million, an increase in salaries and benefits of $0.5 million and a decrease in overhead cost of $0.7 million. The decrease in gross profit was primarily the result of the decrease in sales volume, rising commodity prices and modest productivity inefficiencies from increasing North American truck build. Additionally, the six months ended June 30, 2017 results included $1.0 million in charges relating to facility restructuring and other related costs compared to $0.3 million in the prior year period ended June 30, 2016. As a percentage of revenues, gross profit margin decreased to 14.0% for the six months ended June 30, 2017 from 14.1% for the six months ended June 30, 2016.
Selling, General and Administrative Expenses. GTB Segment selling, general and administrative expenses decreased $1.0 million, or 8.1%, to $11.2 million for the six months ended June 30, 2017 from $12.1 million for the six months ended June 30, 2016, reflecting a continuing focus on cost discipline.

Global Construction and Agriculture Segment Results

	Six Months Ended June 30,
	(amounts in thousands)
	2017		2016
Revenues	$151,686	100.0%	$134,293	100.0%
Gross Profit	$13,782	9.1%	$18,576	13.8%
Depreciation and Amortization Expense	$2,412	1.6%	$2,857	2.1%
Selling, General & Administrative Expenses	$8,459	5.6%	$9,271	6.9%
Operating Income	$5,253	3.5%	$9,235	6.9%
Revenues. GCA Segment revenues increased $17.4 million, or 13.0%, to $151.7 million for the six months ended June 30, 2017 from $134.3 million for the six months ended June 30, 2016. The increase in GCA Segment revenues is primarily a result of:

•	a $11.1 million, or 17.2%, increase in OEM construction revenues; and

•	a $6.3 million, or 9.0%, increase in other revenues.

GCA Segment revenues were adversely impacted by foreign currency exchange translation of $5.4 million, which is reflected in the change in revenue above.
Gross Profit. GCA Segment gross profit decreased $4.8 million, or 25.8%, to $13.8 million for six months ended June 30, 2017 from $18.6 million for the six months ended June 30, 2016. Cost of revenues increased $22.2 million, or 19.2%, as a result of an increase in raw material and purchased component costs of $9.7 million, wages and benefits of $2.3 million and overhead costs of $10.2 million. The decrease in gross profit is primarily attributable to the NA Footprint Adjustments. The adverse impact of the NA Footprint Adjustments on the first half of 2017 results was approximately $8.0 million; we expect the impact in the last half of the year to be $3.0 million to $6.0 million. The increase in revenues in the six months ended June 30, 2017 partially offset the impact of the NA Footprint Adjustments. Additionally, the six months ended June 30, 2017 results included $1.0 million in charges relating to facility restructuring and other related costs compared to $0.3 million in the prior year period ended June 30, 2016. As a percentage of revenues, gross profit margin decreased to 9.1% for the six months ended June 30, 2017 from 13.8% for the six months ended June 30, 2016.
Selling, General and Administrative Expenses. GCA Segment selling, general and administrative expenses decreased $0.8 million, or 8.8%, to $8.5 million for the six months ended June 30, 2017 from $9.3 million for the six months ended June 30, 2016, reflecting a continuing focus on cost discipline.
Liquidity and Capital Resources
Cash Flows
Our primary sources of liquidity during the six months ended June 30, 2017 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures, and servicing of our debt through the next twelve months. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the six months ended June 30, 2017.
For the six months ended June 30, 2017, net cash used in operations was $3.9 million compared to net cash provided by operations of $37.6 million for the six months ended June 30, 2016. Net cash used in operations for the six months ended June 30, 2017 is due primarily to increases in investment in working capital associated with the increased revenues and changes in other operating activities.
For the six months ended June 30, 2017, net cash used for investing activities was $7.5 million compared to $5.0 million for the six months ended June 30, 2016. In 2017, we expect capital expenditures to be in the range of $15 million to $18 million.
For the six months ended June 30, 2017, net cash used for financing activities was $69.1 million compared to no financing activities for the six months ended June 30, 2016. Net cash used in financing activities for the six months ended June 30, 2017 resulted from the debt refinancing completed in the second quarter of 2017.

As of June 30, 2017, cash held by foreign subsidiaries was $36.5 million. If we were to repatriate any portion of these funds back to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. Our expectation is to use the cash to fund the growth of our foreign operations.
Debt and Credit Facilities
The debt and credit facilities described in Note 11 of the "Notes to Consolidated Financial Statements" are incorporated in this section by reference.
Covenants and Liquidity
Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in note 11, may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we could be required to comply with our financial covenants, and there is no assurance that we would be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, and we are unable to obtain necessary waivers or amendments from the lenders, we would be in default of the TLS Agreement and be precluded from borrowing under the Third ARLS Agreement, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms. In addition, if we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement, and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Third ARLS Agreement will be sufficient to fund anticipated working capital, planned capital spending, certain strategic initiatives, potential acquisitions and debt service requirements for at least the next 12 months. Additionally, the Company has the ability under the Term Loan Facility to increase our incremental term facilities by an additional $20 million, or more if certain total leverage ratio requirements are met. No assurance can be given, however, that this will be the case.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include forward-looking statements about our expectations for future periods with respect to our plans to improve financial results and enhance the Company, the future of the Company’s end markets, Class 8 North America build rates, performance of the global construction equipment business, expected cost savings, enhanced shareholder value and other economic benefits of the Company’s initiatives to address customer needs, organic growth, the Company’s economic growth plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, medium-duty truck, construction, aftermarket, military, bus, agriculture and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company's customers or on its business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) security breaches and other disruptions to our information systems and our business; (ix) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (x) the Company’s ability to comply with the financial covenants in its revolving credit facility and term loan facility; (xi) fluctuation in interest rates relating to the Company's terms loan facility and revolving credit facility; (xii) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xiii) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xiv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xv) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvi) changes to domestic manufacturing initiatives impacting our effective tax rate related to products manufactured either in the United States or in international jurisdictions; (xvii) implementation of tax changes, by the United States or another international jurisdiction, related to products manufactured in one or more jurisdictions where we do business; and (xviii) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2016. There can be no assurance that statements made in this press release relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.     Risk Factors:

You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2016 Form 10-K and our filings with the SEC since December 31, 2016. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

The agreement governing our senior secured revolving credit facility and the agreement governing our senior secured term loan credit facility contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

Our senior secured revolving and term loan credit facilities require us to maintain certain financial ratios and to comply with various operational and other covenants. If we do not comply with those covenants we would be precluded from borrowing under the revolving credit facility, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under our revolving credit facility, we will need to meet our capital requirements using other sources; however, alternative sources of liquidity may not be available on acceptable terms. In addition, if we fail to comply with the covenants set forth in our credit facilities the lenders thereunder could declare an event of default and cause all amounts outstanding thereunder to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding credit facilities or other debt instruments we may have in place from time to time, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the credit facilities or such those debt instruments on acceptable terms.

In addition, the agreements governing the revolving and term loan credit facilities contain covenants that, among other things, restrict our ability to:

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

The aggregate amount of our outstanding indebtedness was $175 million as of June 30, 2017. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving and term load credit facilities and our other debt instruments, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving and term loan credit facilities and the indenture governing the debt instruments;

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
Security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, financial information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfunction, malfeasance or other disruptions. Like most companies, our systems are under attack on a routine basis.  At times there are breaches of our security measures.  Breaches can and have, at times, compromised our networks and the information stored there.   Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business and our results of operations.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date: August 7, 2017	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2017	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)