Form 10-Q
period 2017-09-30
Commercial Vehicle Group, Inc.
filed 2017-11-07
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 6, 2017 was 30,658,236 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
Assets
Current Assets:
Cash	$50,232	$130,160
Accounts receivable, net of allowances of $4,418 and $3,881, respectively	128,282	97,793
Inventories	88,442	71,054
Other current assets	14,935	9,941
Total current assets	281,891	308,948
Property, plant and equipment, net of accumulated depreciation of $144,288 and $137,879, respectively	64,980	66,041
Goodwill	7,884	7,703
Intangible assets, net of accumulated amortization of $8,125 and $7,048, respectively	14,748	15,511
Deferred income taxes	29,044	28,587
Other assets, net	2,240	1,975
Total assets	$400,787	$428,765
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$91,713	$60,556
Accrued liabilities and other	39,778	45,699
Current portion of long-term debt	3,184	—
Total current liabilities	134,675	106,255
Long-term debt	164,565	233,154
Pension and other post-retirement benefits	19,973	18,938
Other long-term liabilities	3,140	2,728
Total liabilities	322,353	361,075
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 29,876,953 and 29,871,354 shares issued and outstanding, respectively)	299	299
Treasury stock, at cost: 1,014,413 shares, as of September 2017 and December 2016	(7,753)	(7,753)
Additional paid-in capital	239,209	237,367
Retained Deficit	(107,855)	(113,378)
Accumulated other comprehensive loss	(45,466)	(48,845)
Total stockholders’ equity	78,434	67,690
Total liabilities and stockholders’ equity	$400,787	$428,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$198,349	$153,604	$566,893	$512,147
Cost of Revenues	173,199	134,685	497,539	443,192
Gross Profit	25,150	18,919	69,354	68,955
Selling, General and Administrative Expenses	14,136	14,126	45,557	46,502
Amortization Expense	332	327	990	978
Operating Income	10,682	4,466	22,807	21,475
Interest and Other Expense	3,482	4,799	14,786	14,583
Income (Loss) Before Provision for Income Taxes	7,200	(333)	8,021	6,892
Provision (Benefit) for Income Taxes	2,437	(1,480)	2,498	461
Net Income	$4,763	$1,147	$5,523	$6,431
Earnings per Common Share:
Basic and Diluted	$0.16	$0.04	$0.18	$0.22
Weighted Average Shares Outstanding:
Basic	29,875	29,449	29,874	29,449
Diluted	30,487	30,101	30,379	29,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$4,763	$1,147	$5,523	$6,431
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	1,130	621	5,209	215
Minimum pension liability, net of tax	(546)	(665)	(1,830)	(1,699)
Other comprehensive income (loss)	584	(44)	3,379	(1,484)
Comprehensive income	$5,347	$1,103	$8,902	$4,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2016	29,871	$299	$(7,753)	$237,367	$(113,378)	$(48,845)	$67,690
Share-based compensation expense	6	—	—	1,842	—	—	1,842
Total comprehensive income	—	—	—	—	5,523	3,379	8,902
BALANCE - September 30, 2017	29,877	$299	$(7,753)	$239,209	$(107,855)	$(45,466)	$78,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$5,523	$6,431
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	11,431	12,571
Impairment of equipment held for sale	—	616
Provision for doubtful accounts and bad debt	3,739	4,318
Non-cash amortization of debt financing costs and discount	891	630
Pension plan contribution	(2,202)	(2,180)
Shared-based compensation expense	1,842	1,868
Deferred income taxes	88	(563)
Non-cash gain on derivative contracts	(979)	208
Change in other operating items:
Accounts receivable	(32,404)	20,125
Inventories	(15,086)	7,329
Prepaid expenses	(1,755)	(491)
Accounts payable	28,751	(6,670)
Other operating activities, net	(2,149)	6,017
Net cash (used in) provided by operating activities	(2,310)	50,209
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(10,290)	(7,546)
Proceeds from disposal/sale of property, plant and equipment	254	55
Proceeds from settlement of corporate-owned insurance policies	—	2,489
Net cash used in investing activities	(10,036)	(5,002)
Cash Flows from Financing Activities:
Borrowing of Term Loan Facility	175,000	—
Repayment of 7.875% notes	(235,000)	—
Repayment of Term Loan principal	(1,094)	—
Prepayment charge for redemption of 7.875% notes	(1,543)	—
Prepayment of Term Loan Facility discount	(3,500)	—
Payment of debt issuance costs	(4,242)	—
Net cash used in financing activities	(70,379)	—

Effect of Foreign Currency Exchange Rate Changes on Cash	2,797	(337)

Net (Decrease) Increase in Cash	(79,928)	44,870

Cash:
Beginning of period	130,160	92,194
End of period	50,232	137,064
Supplemental Cash Flow Information:
Cash paid for interest	$13,767	$9,396
Cash paid for income taxes, net	$2,568	$918
Unpaid purchases of property and equipment included in accounts payable	$321	$157

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
2. Recently Issued Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 provides clarity of accounting for modifications of share-based awards. The Company does not anticipate this ASU will have a material impact on share-based compensation. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 requires employers to report service costs in the same line item as compensation costs arising from services rendered by associated employees during the period. The Company does not anticipate this ASU to have a material impact on its pension disclosures. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to its carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company anticipates this ASU to simplify a component of its goodwill assessment. The Company does not anticipate an impact to its overall valuation of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019.
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
The mandatory adoption date of each of the revenue recognition ASUs referenced above is January 1, 2018. With respect to each of the elements of revenue recognition guidance above, the Company is in the process of assessing potential changes in revenue recognition for certain revenue streams. More specifically, the Company is in the process of assessing our customer arrangements, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized pursuant to current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance, we typically recognize revenue when products are shipped and risk of loss has transferred to the customer. Under the new guidance, the customized nature of some of our products and provisions of some of our customer contracts provide us with an enforceable right to payment that may require us to recognize revenue prior to the product being shipped to the customer. We have assessed certain pricing provisions contained in some of our customer contracts to determine if they represent a material right to the customer. We are evaluating how the new guidance may impact our accounting for customer owned tooling, engineering and design services, and pre-production costs. Finally, we are assessing standard warranties to determine if they represent a material right to the customer. We do not anticipate that the new guidance will have a material impact on our consolidated financial position, results of operations, equity, or cash flows. As management assesses its various revenue streams, we may establish revised accounting policies and internal control procedures and will measure and disclose the accounting impact, if any. The new guidance permits the use of either the retrospective or cumulative effect transition method. We will apply the cumulative effect transition method. We will not adopt the new guidance early.
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement and anticipates that it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that were not included in the balance sheet under existing accounting guidance. The Company is in the process of performing its initial assessment of lease arrangements, including facility leases and machinery and equipment leases. The Company's lease terms are not generally complex in nature. The Company will update its accounting policies as we complete our assessment of leases. The Company will also review other arrangements which could contain embedded lease arrangements to be considered under the revised guidance. The Company will determine the impact of the new guidance on its current lease arrangements that are expected to remain in place during 2019 and beyond.

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
Our derivative assets and liabilities represent foreign exchange contracts and an interest rate swap contract that are measured at fair value using observable market inputs. Based on these inputs, the derivative assets and liabilities are classified as Level 2. The fair values of our derivative assets and liabilities are categorized as follows:

		September 30, 2017				December 31, 2016
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract	$395	$—	$395	$—	$142	$—	$142	$—
	Interest rate swap contract [1]	$302	$—	$302	$—	$—	$—	$—	$—
Derivative liabilities	Foreign exchange contract	$22	$—	$22	$—	$1,234	$—	$1,234	$—
	Interest rate swap contract [1]	$787	$—	$787	$—	$—	$—	$—	$—
1 Presented in the condensed consolidated Balance Sheet as accrued liabilities of $0.5 million.
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.875% senior secured notes due April 15, 2019	$—	$—	$233,154	$231,391
Term loan and security agreement (a)	$167,749	$170,139	$—	$—
(a) Presented in the condensed consolidated balance sheet as the current portion of long-term debt of $3.2 million and long-term debt of $164.6 million.
Held-for-sale assets specific to our Shadyside operations are recorded in the balance sheet at their historical carrying value inasmuch as the fair value of the assets less selling costs were determined to be greater than the historical carrying value. The fair value of the assets was measured based on an estimated purchase price for the assets determined through discussions with third parties that began in the first quarter of 2017.
There were no other fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of September 30, 2017.
4. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 29,876,953 shares were issued and outstanding as of September 30, 2017 and 29,871,354 were issued and outstanding as of December 31, 2016.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of September 30, 2017 and December 31, 2016.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 includes the effects of potential common shares issuable upon the vesting of restricted stock, when dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,763	$1,147	$5,523	$6,431
Weighted average number of common shares outstanding	29,875	29,449	29,874	29,449
Dilutive effect of restricted stock grants after application of the treasury stock method	612	652	505	334
Dilutive shares outstanding	30,487	30,101	30,379	29,783
Basic and diluted earnings per share	$0.16	$0.04	$0.18	$0.22
There are no antidilutive outstanding restrictive stock awards impacting the diluted earnings per share for the three and nine months ended September 30, 2017. No outstanding restricted stock awards were antidilutive for the three months ended September 30, 2016. Diluted earnings per share did not include 422 thousand antidilutive outstanding restricted stock awards for the nine months ended September 30, 2016.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Third ARLS Agreement (as described in Note 11) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
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
The following table summarizes information about outstanding restricted stock grants as of September 30, 2017:

Grant	Shares (in thousands)	Vesting Schedule	Unearned Compensation (in millions)	Remaining Periods (in months)
October 2014	506	3 equal annual installments commencing on October 20, 2015	$—	1
April 2015	27	3 equal annual installments commencing on October 20, 2015	$—	1
October 2015	596	3 equal annual installments commencing on October 20, 2016	$0.6	13
January/March 2016	63	3 equal annual installments commencing on October 20, 2016	$—	13
October 2016	411	3 equal annual installments commencing on October 20, 2017	$1.4	25
October 2016	98	fully vests as of October 20, 2017	$0.1	1
June 2017	6	3 equal annual installments commencing on October 20, 2017	$—	25
As of September 30, 2017, there was approximately $2.1 million of unearned compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	981	$4.70	1,128	$4.24
Granted	6	8.77	63	2.49
Vested	(6)	4.89	—	—
Forfeited	(39)	4.84	(153)	4.29
Nonvested at September 30	942	$4.72	1,038	$4.37
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

Grant Date	Vesting Schedule	Grant Amount	Forfeitures/ Adjustments	Payments	Grant Value at September 30, 2017	Unrecognized Compensation	Remaining Periods (in Months) to Vesting
November 2014	October 2017	$2,087	$(1,592)	$—	$495	—	1
November 2015	October 2018	1,487	(197)	—	1,290	430	13
November 2016	October 2019	1,434	(37)	—	1,397	932	25
		$5,008	$(1,826)	$—	$3,182	$1,362

Compensation (income) and expense was recognized totaling $(0.3) million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Compensation expense totaling $0.4 million was recognized for the nine months ended September 30, 2017 and 2016. Unrecognized compensation expense was $1.4 million and $1.2 million as of September 30, 2017 and 2016, respectively.
7. Accounts Receivable
Trade accounts receivable are stated at current value less an allowance for doubtful accounts, which approximates fair value. This allowance is estimated based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience with write-offs. If not reserved through specific identification procedures, our general policy for potentially uncollectible accounts is to reserve at a certain percentage based upon the aging categories of accounts receivable and our historical experience with write-offs. Past due status is based upon the due date of the original amounts outstanding. When items are ultimately deemed uncollectible they are charged off against the reserve previously established in the allowance for doubtful accounts.
8. Inventories
Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$61,646	$46,352
Work in process	10,646	11,234
Finished goods	16,150	13,468
	$88,442	$71,054
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
We performed a Step One fair value assessment of our reporting units as of May 31, 2017. Implied fair value of goodwill was determined by utilizing the income approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Based on our fair value assessment of each of the reporting units, the fair value exceeded the carrying value of goodwill.
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
The changes in the carrying amounts of goodwill are as follows:

	September 30, 2017	December 31, 2016
Balance — Beginning	$7,703	$7,834
Currency translation adjustment	181	(131)
Balance — Ending	$7,884	$7,703

Our definite-lived intangible assets were comprised of the following:

		September 30, 2017			December 31, 2016
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,465	$(3,486)	$4,979	$8,378	$(3,193)	$5,185
Customer relationships	15 years	14,408	(4,639)	9,769	14,181	(3,855)	10,326
		$22,873	$(8,125)	$14,748	$22,559	$(7,048)	$15,511
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended September 30, 2017 and 2016, and $1.0 million for the nine months ended September 30, 2017 and 2016. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2017 and for each of the five succeeding years is as follows:

Fiscal Year Ended December 31,	Estimated Amortization Expense
2017	$1,321
2018	1,326
2019	1,326
2020	1,196
2021	1,196
2022	1,196
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
The following represents a summary of the warranty provision for the nine months ended September 30, 2017:

Balance — December 31, 2016	$5,552
Provision for new warranty claims	1,532
Change in provision for preexisting warranty claims	98
Deduction for payments made	(3,452)
Currency translation adjustment	93
Balance — September 30, 2017	$3,823
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. The anticipated future lease costs are based in part on certain assumptions and we monitor these costs to determine if the estimates need to be revised in the future. As of September 30, 2017, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, and those arising out of alleged defects, breach of contracts, product warranties and environmental matters.
Management believes that the Company maintains adequate insurance or that we have established reserves for issues that are probable and estimable in amounts that are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations, equity or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

Debt Payments — As disclosed in Note 11, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows, and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five fiscal years and the remaining years thereafter:

Year Ending December 31,
2017	$1,094
2018	4,375
2019	4,375
2020	4,375
2021	4,375
Thereafter	$155,312
11. Debt and Credit Facilities
Debt consisted of the following:

	September 30, 2017	December 31, 2016
7.875% senior secured notes due April 15, 2019	$—	$233,154
Term loan and security agreement (a)	$167,749	$—
(a) Presented in the condensed consolidated balance sheet as current portion of long-term debt of $3.2 million, net of deferred financing costs and original issue discount each of $0.6 million; and long-term debt of $164.6 million, net of deferred financing costs and original issue discount of $2.4 million and $2.6 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”), maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”) with certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as administrative agent, and other lender parties thereto. Concurrent with the closing of the TLS Agreement, the proceeds of the Term Loan Facility were used, together with cash on hand in the amount of $74.0 million, to (a) fund the redemption, satisfaction and discharge of all of the Company’s outstanding 7.875% notes along with accrued interest; and (b) pay related transaction costs, fees and expenses. In conjunction with the redemption of the 7.875% notes, the Company recognized a non-cash charge of $1.6 million in the second quarter of 2017 to write-off deferred financing fees and a prepayment charge for interest of $1.5 million paid to bondholders during the 30-day notification period associated with the redemption of the 7.875% notes.
There was $0.1 million in accrued interest as of September 30, 2017. The unamortized deferred financing fees of $3.0 million and original issue discount of $3.2 million are netted against the aggregate book value of the outstanding debt to arrive at a balance of $167.7 million as of September 30, 2017 and are being amortized over the remaining life of the agreement.
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
Terms, Covenants and Compliance Status
The TLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. In addition, the TLS Agreement contains a financial maintenance covenant requiring the Company to maintain a Total Leverage Ratio as of the last day of any fiscal quarter not to exceed the ratios set forth in the applicable table within the TLS Agreement. The TLS Agreement also contains customary reporting and other affirmative covenants. We were in compliance with the covenants as of September 30, 2017.
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
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrowers' failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of September 30, 2017, the applicable margin was set at Level III.

The unamortized deferred financing fees associated with our revolving credit facility of $1.1 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively, were being amortized over the remaining life of the agreement. As of September 30, 2017 and December 31, 2016, we did not have borrowings under the revolving credit facility and had outstanding letters of credit of $2.1 million and $2.5 million, respectively. We had borrowing availability of $62.9 million at September 30, 2017.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Third ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio. The borrowers however are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain borrowing availability under the revolving credit facility at the greater of (i) $5,000,000 and (ii) ten percent (10%) of the revolving commitments. If borrowing availability falls below this threshold at any time, the borrowers would be required to comply with a fixed charge coverage ratio of 1.00:1.00 as of the end of each relevant fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability in excess of this threshold for 60 consecutive days. Since the Company had borrowing availability in excess of this threshold from December 31, 2016 through September 30, 2017, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2017.
The Third ARLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. The Third ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of September 30, 2017.
Voluntary prepayments of amounts outstanding under the revolving credit facility are permitted at any time, without premium or penalty, other than (to the extent applicable) customary LIBOR breakage charges and the aforementioned prepayment penalty.
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
12. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few minor exceptions, we are no longer subject to income tax examinations by any of the taxing jurisdictions for years prior to 2013. We currently have one foreign income tax examination in process.
As of September 30, 2017 and December 31, 2016, unrecognized tax benefits related to federal, state and foreign jurisdictions were $0.5 million and $0.6 million, respectively; all of which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against their related noncurrent deferred tax assets that are carried forward as net operating losses and tax credits. When appropriate, we accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.2 million of interest and penalties as of September 30, 2017 and December 31, 2016.
During the nine months ended September 30, 2017, we released $0.2 million of tax reserves associated with items falling outside the statue of limitations and the closure of certain tax years for examination purposes. We are not aware of any events that could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.

At September 30, 2017, due to cumulative losses and other factors, we continue to carry valuation allowances against the deferred tax assets primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred assets that we believe to be more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

13. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$121,497	$76,852	$—	$198,349
Intersegment Revenues	552	2,705	(3,257)	—
Total Revenues	$122,049	$79,557	$(3,257)	$198,349
Gross Profit	$17,180	$8,316	$(346)	$25,150
Depreciation and Amortization Expense	$1,838	$1,117	$673	$3,628
Selling, General & Administrative Expenses	$5,534	$4,160	$4,442	$14,136
Operating Income	$11,350	$4,121	$(4,789)	$10,682
Capital and Other Items:
Capital Expenditures	$1,097	$1,195	$476	$2,768
Other Items [1]	$373	$15	$—	$388
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

	Nine Months Ended September 30, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$342,964	$223,929	$—	$566,893
Intersegment Revenues	1,084	7,315	(8,399)	—
Total Revenues	$344,048	$231,244	$(8,399)	$566,893
Gross Profit	$48,288	$22,099	$(1,033)	$69,354
Depreciation and Amortization Expense	$5,850	$3,530	$2,051	$11,431
Selling, General & Administrative Expenses	$16,688	$12,619	$16,250	$45,557
Operating Income	$30,716	$9,374	$(17,283)	$22,807
Capital and Other Items:
Capital Expenditures	$5,145	$3,671	$1,795	$10,611
Other Items [1]	$1,341	$998	$2,377	$4,716
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
14. Derivative Contracts
We use forward exchange contracts to hedge certain of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As of September 30, 2017, we did not have any derivatives designated as hedging instruments; therefore, our forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the condensed consolidated Balance Sheet with the offsetting non-cash gain or loss recorded in cost of revenue in our consolidated Statement of Income. We do not hold or issue foreign exchange options or forward contracts for trading purposes. Our forward foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our forward foreign exchange contracts on a gross basis in our condensed consolidated Balance Sheet.
The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2017		December 31, 2016
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$5,389	$5,723	$18,593	$17,213

We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $80.0 million thereby reducing exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%, and an effective date of June 30, 2017 and a maturity date of April 30, 2022. As of September 30, 2017, the interest rate swap contract was not designated as a hedging instrument; therefore, our interest rate swap contract has been marked-to-market and the fair value of the contract recorded in the condensed consolidated Balance Sheet with the offsetting gain or loss recorded in interest and other expense in our condensed consolidated Statement of Income.
The following table summarizes the fair value and presentation in the condensed consolidated Balance Sheet for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$395	Other current assets	$142
Interest rate swap contract [1]	Other current assets	$1	Other current assets	$—
Interest rate swap contract [1]	Other assets, net	$301	Other assets, net	$—

	Liability Derivatives
	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$22	Accrued liabilities	$1,234
Interest rate swap contract [1]	Accrued liabilities	$494	Accrued liabilities	$—
Interest rate swap contract [1]	Other long-term liabilities	$293	Other long-term liabilities	$—
1 Presented in the condensed consolidated Balance Sheet as accrued liabilities of $0.5 million.
The following table summarizes the effect of derivative instruments on the consolidated Statement of Income for derivatives not designated as hedging instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$(322)	$(869)	$1,438	$(205)
Interest rate swap contract	Interest Income (Expense)	$38	$—	$(485)	$—

15. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
Net current period change	5,209	—	5,209
Reclassification adjustments for losses reclassified into income	—	(1,830)	(1,830)
Ending balance, September 30, 2017	$(19,104)	$(26,362)	$(45,466)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2015	$(21,079)	$(18,575)	$(39,654)
Net current period change	215	—	215
Reclassification adjustments for losses reclassified into income	—	(1,699)	(1,699)
Ending balance, September 30, 2016	$(20,864)	$(20,274)	$(41,138)

The related tax effects allocated to each component of other comprehensive income are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	$(763)	$217	$(546)	$(2,481)	$651	$(1,830)
Cumulative translation adjustment	1,130	—	1,130	5,209	—	5,209
Total other comprehensive income	$367	$217	$584	$2,728	$651	$3,379

	Three Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2016
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment	$(893)	$228	$(665)	$(2,478)	$779	$(1,699)
Cumulative translation adjustment	621	—	621	215	—	215
Total other comprehensive loss	$(272)	$228	$(44)	$(2,263)	$779	$(1,484)
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
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$33	$32	$—	$—
Interest cost	449	469	289	338
Expected return on plan assets	(671)	(678)	(302)	(375)
Amortization of prior service cost	2	—	—	—
Recognized actuarial loss	89	107	122	52
Net (benefit) cost	$(98)	$(70)	$109	$15

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$100	$96	$—	$—
Interest cost	1,346	1,407	845	1,041
Expected return on plan assets	(2,013)	(2,034)	(882)	(1,156)
Amortization of prior service cost	5	—	—	—
Recognized actuarial loss (gain)	268	321	358	160
Net (benefit) cost	$(294)	$(210)	$321	$45
We expect to contribute approximately $2.9 million to our pension plans and our other post-retirement benefit plans in 2017. As of September 30, 2017, $2.2 million of contributions have been made to our pension and other post-retirement plans.

17.	Restructuring

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expect the costs associated with restructuring activities to total $6.5 million to $7.6 million, and capital investments to total $1.0 million to $2.0 million. The restructuring and cost reduction actions began in the fourth quarter of 2015 and are expected to continue through 2017. Restructuring costs incurred during the nine months ended September 30, 2017 and 2016 were $2.0 million and $2.3 million, respectively. The following is a summary of some of our key actions.

Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015 and was substantially complete as of June 30, 2016.
Piedmont Facility
On May 2, 2016, the Company announced plans to consolidate its North American seat production into two North American facilities and cease seat production in its Piedmont, Alabama facility. The Company will continue to maintain a presence in Piedmont for our Aftermarket distribution channel. The restructuring plan is now complete.
Monona Facility
On July 19, 2016, the Company announced its intent to transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. On May 24, 2017, the Company elected to maintain production capability in the Monona facility as a result of a shortage of labor in our North American wire harness business. The Company released accrued employee separation charges of $0.4 million and incurred lease cancellation charges of $1.3 million.
Shadyside Facility
On July 21, 2016, the Company announced that it will close its Shadyside, Ohio facility that performs assembly and stamping activities. These activities will be transferred to alternative facilities or sourced to local suppliers. We anticipate the closure of the Shadyside facility to be complete by the end of 2017.
Ongoing Restructuring Expenditures
The table below summarizes the expenditures incurred to date and projected future expenditures associated with the restructuring activities approved on November 19, 2015:

	Total Project Expense					Expected Future Expense (Income)
			2015/2016	Current Quarter	2017 Year to Date			Income Statement
(in millions)	Low	High	Expense	Expense (Income)		Low	High	Classification
Edgewood Wire Harness
Separation costs	$0.3	$0.3	$0.3	$—	$—	$—	$—	Cost of revenues
Facility and other costs	0.1	0.1	0.1	—	—	—	—	Cost of revenues
Total	$0.4	$0.4	$0.4	$—	$—	$—	$—
Piedmont Seating
Separation costs	$0.6	$0.6	$0.6	$—	$—	$—	$—	Cost of revenues
Facility and other costs	0.4	0.4	0.4	—	—	—	—	Cost of revenues
Total	$1.0	$1.0	$1.0	$—	$—	$—	$—
Monona Wire Harness
Separation costs	$0.1	$0.1	$0.5	$—	$(0.4)	$—	$—	Cost of revenues
Facility and other costs	1.9	2.3	0.1	—	1.4	0.4	0.8	Cost of revenues
Total	$2.0	$2.4	$0.6	$—	$1.0	$0.4	$0.8
Shadyside Stamping
Separation costs	$2.5	$2.6	$1.7	$0.2	$0.6	$0.2	$0.3	Cost of revenues
Facility and other costs	0.2	0.8	0.2	0.2	0.4	(0.4)	0.2	Cost of revenues
Total	$2.7	$3.4	$1.9	$0.4	$1.0	$(0.2)	$0.5
Other Restructuring
Separation costs	$0.1	$0.1	$0.1	$—	$—	$—	$—	Cost of revenues
Separation costs	0.3	0.3	0.3	—	—	—	—	Selling, general and administrative
Total	$0.4	$0.4	$0.4	$—	$—	$—	$—
Total Restructuring	$6.5	$7.6	$4.3	$0.4	$2.0	$0.2	$1.3
Restructuring Liability
A summary of changes in the restructuring liability for the nine months ended September 30, 2017 and 2016 is as follows:

	2017
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2016	$2,229	$45	$2,274
Provisions	212	1,801	2,013
Utilizations	(2,134)	(1,317)	(3,451)
Balance - September 30, 2017	$307	$529	$836

	2016
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2015	$542	$43	$585
Provisions	1,721	568	2,289
Utilizations	(496)	(588)	(1,084)
Balance - September 30, 2016	$1,767	$23	$1,790

18. Subsequent Events

The sale of our Shadyside, Ohio property to Warren Distribution, Inc. for $2.5 million was consummated on October 31, 2017, resulting in a gain on sale of $0.9 million in the fourth quarter of 2017.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations for our condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”).

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

Business Overview

For the nine months ended September 30, 2017, approximately 42% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets.
Demand for our products is driven to a significant degree by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, vehicle OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the commercial vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and specific interior styling. In addition, certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. Accordingly, changes in demand for heavy-duty trucks in North America or the mix of options on a vehicle can have a greater impact on our business than changes in the overall demand for commercial vehicles. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform, which is typically five to seven years. Several of the major truck makers are in the process of upgrading their key truck platforms and we believe we have maintained our share of content in these platforms. We continue to pursue opportunities to expand our content.
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a October 2017 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 252,000 units in 2017 and then increase to 296,000 units in 2019 before decreasing to 281,000 units in 2022. We believe the demand for North American Class 8 vehicles in 2017 will be between 235,000 to 255,000 units. ACT Research estimates that the average age of active North American Class 8 trucks is 11.4 and 11.3 years in 2016 and 2017, respectively. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.

North American medium-duty (or "Class 5-7") truck production steadily increased from 227,000 units in 2014 to 233,000 units in 2016. According to a October 2017 report by ACT Research, North American Class 5-7 truck production is expected to increase to 250,000 units in 2017 and then gradually increase to 275,000 units in 2022.
Demand for our construction and agricultural equipment products is dependent on vehicle production. Demand for new vehicles in the global construction and agricultural equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe the construction markets we serve in Europe, Asia, and North America are improving. Global agriculture markets may be stabilizing.

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

Strategic Footprint

We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which is expected to lower operating costs by $8 million to $12 million annually when fully implemented at the end of 2017. As part of the Company's restructuring efforts, on July 19, 2016, the Company announced it will transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. On May 24, 2017, the Company elected to maintain production capability in the Monona, Iowa facility as a result of a shortage of labor in our North American wire harness business. Additionally, the Company established a new facility in Mexico with better access to labor. The labor shortage and footprint adjustment in our North American wire harness business are collectively referred to as the "NA Footprint Adjustment". Notwithstanding the decision to maintain production capability in the Monona facility and to establish additional production capacity elsewhere in Mexico, the Company expects to achieve its previously disclosed $8 million to $12 million of annual savings from its cost reduction and restructuring efforts.

At the time of the November 2015 announcement of facility restructuring actions, the Company estimated pre-tax costs of $11 million to $16 million. This range of pre-tax restructuring costs, net of related income, has been lowered to $7 million to $8 million. Pre-tax expenditures associated with the restructuring actions announced in November 2015 were approximately $1 million in the year ended December 31, 2015, approximately $4 million in the year ended December 31, 2016, and are expected to be $2 million to $3 million for year ended December 31, 2017. The majority of these costs are employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities, offset by gains on the sale of long-lived assets.

Consolidated Results of Operations

Three months ended September 30, 2017 Compared to Three months ended September 30, 2016

	Three Months Ended September 30,
	(in thousands)
	2017		2016
Revenues	$198,349	100.0%	$153,604	100.0%
Cost of Revenues	173,199	87.3	134,685	87.7
Gross Profit	25,150	12.7	18,919	12.3
Selling, General and Administrative Expenses	14,136	7.1	14,126	9.2
Amortization Expense	332	0.2	327	0.2
Operating Income	10,682	5.4	4,466	2.9
Interest and Other Expense	3,482	1.8	4,799	3.1
Income (Loss) Before Provision for Income Taxes	7,200	3.6	(333)	(0.2)
Provision (Benefit) for Income Taxes	2,437	1.2	(1,480)	(1.0)
Net Income	$4,763	2.4%	$1,147	0.7%
Revenues. On a consolidated basis, revenues increased $44.7 million, or 29.1%, to $198.3 million for the three months ended September 30, 2017 from $153.6 million for the three months ended September 30, 2016. The increase in consolidated revenues resulted from:

•	a $26.3 million, or 42.2%, increase in OEM North American MD/HD Truck revenues;

•	a $14.9 million, or 48.5%, increase in construction equipment revenues; and

•	a $3.5 million, or 5.9%, increase in other revenues.
Third quarter 2017 revenues were favorably impacted by foreign currency exchange translation of $1.7 million, which is reflected in the change in revenues above.
Gross Profit. Gross profit increased $6.2 million, or 32.9%, to $25.2 million for the three months ended September 30, 2017 from $18.9 million for the three months ended September 30, 2016. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $38.5 million, or 28.6%, resulting from an increase in raw material and purchased component costs of $31.5 million, an increase in wages and benefits of $4.2 million, and an increase in overhead costs of $2.8 million. The increase in gross profit is primarily attributable to an increase in sales volume partially offset by rising commodity prices, product launch costs and near term costs associated with the sharp acceleration in North American truck build. Also adversely impacting cost of revenue is the impact of the NA Footprint Adjustment. The adverse impact of the NA Footprint Adjustment on third quarter results was approximately $2 million; we expect the impact in the second half of the year to be at the low end of the previously disclosed range of $3 million to $6 million. Additionally, third quarter 2017 results included $0.4 million in charges relating to facility restructuring and other related costs compared to $1.5 million in the third quarter 2016. As a percentage of revenues, gross profit margin was 12.7% for the three months ended September 30, 2017 compared to 12.3% for the three months ended September 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses were $14.1 million for the three months ended September 30, 2017 and 2016.
Interest and Other Expense. Interest, associated with our debt, and other expense was $3.5 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively. The decrease is primarily the result of less outstanding debt.
Provision (Benefit) for Income Taxes. An income tax provision of $2.4 million and income tax benefit of $1.5 million was recorded for the three months ended September 30, 2017 and 2016, respectively. The period over period change in the tax provision resulted primarily from the increase in pre-tax earnings, the mix of income between our U.S. and non-U.S. locations and earnings or losses in certain foreign tax jurisdictions which were no longer subject to valuation allowances in the quarter ended September 30, 2017.
Net Income. Net income was $4.8 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. The increase is attributed to the factors noted above.
SEGMENT RESULTS

Global Truck and Bus Segment Results

	Three Months Ended September 30,
	(amounts in thousands)
	2017		2016
Revenues	$122,049	100.0%	$96,036	100.0%
Gross Profit	$17,180	14.1%	$10,765	11.2%
Depreciation and Amortization Expense	$1,838	1.5%	$2,215	2.3%
Selling, General & Administrative Expenses	$5,534	4.5%	$5,329	5.5%
Operating Income	$11,350	9.3%	$5,144	5.4%
Revenues. GTB Segment revenues increased $26.0 million, or 27.1%, to $122.0 million for the three months ended September 30, 2017 from $96.0 million for the three months ended September 30, 2016. The increase in GTB Segment revenues resulted from:

•	a $23.6 million, or 40.4%, increase in OEM North American MD/HD Truck revenues; and

•	a $2.4 million, or 6.5%, increase in other revenues.
GTB Segment revenues were favorably impacted by foreign currency exchange translation of $0.4 million, which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit increased $6.4 million, or 59.6%, to $17.2 million for the three months ended September 30, 2017 from $10.8 million for the three months ended September 30, 2016. Cost of revenues increased $19.6 million, or 23.0%, as a result of an increase in raw material and purchased component cost of $17.4 million, and an increase in wages and benefits of $1.7 million and overhead costs of $0.5 million. The increase in gross profit was primarily the result of the increase in sales volume offset by rising commodity prices, product launch costs and near term costs associated with the sharp acceleration in North American truck build. The third quarter of 2017 and 2016 results included $0.4 million and $1.3 million, respectively, in facility restructuring and other related costs. As a percentage of revenues, gross profit margin was 14.1% for the three months ended September 30, 2017 compared to 11.2% for the three months ended September 30, 2016.
Selling, General and Administrative Expenses. GTB Segment selling, general and administrative expenses increased $0.2 million, or 3.8%, to $5.5 million for the three months ended September 30, 2017 from $5.3 million for the three months ended September 30, 2016.
Global Construction and Agriculture Segment Results

	Three Months Ended September 30,
	(amounts in thousands)
	2017		2016
Revenues	$79,557	100.0%	$59,375	100.0%
Gross Profit	$8,316	10.5%	$8,525	14.4%
Depreciation and Amortization Expense	$1,117	1.4%	$1,464	2.5%
Selling, General & Administrative Expenses	$4,160	5.2%	$4,588	7.7%
Operating Income	$4,121	5.2%	$3,901	6.6%
Revenues. GCA Segment revenues increased $20.2 million, or 34.0%, to $79.6 million for the three months ended September 30, 2017 from $59.4 million for the three months ended September 30, 2016. The increase in GCA Segment revenues resulted from:

•	a $14.0 million, or 48.6%, increase in OEM construction equipment revenues; and

•	a $6.2 million, or 20.2%, increase in other revenues.
GCA Segment revenues were favorably impacted by foreign currency exchange translation of $1.4 million, which is reflected in the change in revenues above.
Gross Profit. GCA Segment gross profit decreased $0.2 million, or 2.5%, to $8.3 million for the three months ended September 30, 2017 from $8.5 million for the three months ended September 30, 2016. Cost of revenues increased $20.4 million, or 40.1%, as a result of an increase in raw material and purchased component costs of $15.6 million, and an increase in wages and benefits of $2.5 million and overhead costs of $2.3 million. The decrease in gross profit is primarily attributable to the NA Footprint Adjustment and to rising commodity prices. The adverse impact of the NA Footprint Adjustment on the third quarter 2017 results was approximately $2 million; we expect the impact in the second half of the year to be at the low end of the previously disclosed range of $3 million to $6 million. Third quarter 2016 results include $0.2 million of costs associated with our ongoing restructuring initiatives. As a percentage of revenues, gross profit margin decreased to 10.5% for the three months ended September 30, 2017 from 14.4% for the three months ended September 30, 2016.
Selling, General and Administrative Expenses. GCA Segment selling, general and administrative expenses decreased $0.4 million, or 9.3%, to $4.2 million for the three months ended September 30, 2017 from $4.6 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated Results

	Nine Months Ended September 30,
	(in thousands)
	2017		2016
Revenues	$566,893	100.0%	$512,147	100.0%
Cost of Revenues	497,539	87.8	443,192	86.5
Gross Profit	69,354	12.2	68,955	13.5
Selling, General and Administrative Expenses	45,557	8.0	46,502	9.1
Amortization Expense	990	0.2	978	0.2
Operating Income	22,807	4.0	21,475	4.2
Interest and Other Expense	14,786	2.6	14,583	2.8
Income (Loss) Before Provision for Income Taxes	8,021	1.4	6,892	1.3
Provision (Benefit) for Income Taxes	2,498	0.4	461	0.1
Net Income	$5,523	1.0%	$6,431	1.3%

Revenues. On a consolidated basis, revenues increased $54.7 million, or 10.7%, to $566.9 million for nine months ended September 30, 2017 from $512.1 million for nine months ended September 30, 2016. The increase in the consolidated revenue resulted from:

•	a $26.9 million, or 27.0%, increase in construction revenues;

•	a $21.6 million, or 10.0%, increase in OEM North American MD/HD Truck revenues; and

•	a $6.2 million, or 3.2%, increase in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $3.2 million, which is reflected in the change in revenue above.
Gross Profit. Gross profit increased $0.4 million, or 0.6%, to $69.4 million for the nine months ended September 30, 2017 compared to $69.0 million for the nine months ended September 30, 2016. Cost of revenue increased $54.3 million, or 12.3%, resulting from an increase in raw material and purchased component costs of $35.0 million, an increase in wages and benefits of $7.1 million and an increase in overhead costs of $12.2 million. The increase in gross profit is primarily attributable to an increase in sales volume partially offset by rising commodity prices, product launch costs and near term costs associated with the sharp acceleration in North American truck build. Also adversely impacting cost of revenue is the impact of the NA Footprint Adjustment. The adverse impact of the NA Footprint Adjustment on the results for the nine months ended September 2017 was approximately $10 million; we expect the impact in the second half of the year to be at the low end of the previously disclosed range of $3 million to $6 million. Additionally, the nine months ended September 30, 2017 results included $2.3 million in charges relating to facility restructuring and other related costs compared to $2.2 million in the prior year period ended September 30, 2016. As a percentage of revenues, gross profit margin was 12.2% for the nine months ended September 30, 2017 compared to 13.5% for the nine months ended September 30, 2016.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million, or 2.0%, to $45.6 million for the nine months ended September 30, 2017 from $46.5 million for the nine months ended September 30, 2016. The decline in selling, general and administrative expenses reflects a continuing focus on cost discipline, partially offset by $2.4 million of settlement costs for the nine months ended September 30, 2017 associated with the settlement of contract litigation. In addition, the nine months ended September 30, 2016 included a $0.6 million impairment of an asset held for sale.
Interest and Other Expense. Interest associated with our debt and other expense was $14.8 million and $14.6 million for the nine months ended September 30, 2017 and 2016, respectively. Included in interest expense for the nine months ended September 30, 2017 is a non-cash write-off of deferred financing fees of $1.6 million and a prepayment charge for interest paid of $1.5 million paid to bondholders during the 30-day notification period associated with the redemption of the 7.875% notes completed during the second quarter of 2017. These expenses were partially offset by lower interest expense resulting from less outstanding debt.
Provision for Income Taxes. An income tax provision of $2.5 million and $0.5 million was recorded for the nine months ended September 30, 2017 and 2016, respectively. The period over period change in the tax provision resulted primarily from the mix of income between our U.S. and non-U.S locations and earnings or losses in certain foreign jurisdictions which are no longer subject to valuation allowances in the period ended September 30, 2017.
Net Income. Net income attributable to the Company's stockholders was $5.5 million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in net income is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Nine Months Ended September 30,
	(amounts in thousands)
	2017		2016
Revenues	$344,048	100.0%	$324,666	100.0%
Gross Profit	$48,288	14.0%	$43,019	13.3%
Depreciation and Amortization Expense	$5,850	1.7%	$6,438	2.0%
Selling, General & Administrative Expenses	$16,688	4.9%	$17,466	5.4%
Operating Income	$30,716	8.9%	$24,679	7.6%
Revenues. GTB Segment revenues increased $19.4 million, or 6.0%, to $344.0 million for the nine months ended September 30, 2017 from $324.7 million for the nine months ended September 30, 2016. The increase in GTB Segment revenues is resulted from:

•	a $15.2 million, or 7.4%, increase in OEM North American MD/HD Truck revenues; and

•	a $4.2 million, or 3.5%, increase in other revenues.
GTB Segment revenues were favorably impacted by foreign currency exchange translation of $0.4 million, which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit increased $5.3 million, or 12.2%, to $48.3 million for the nine months ended September 30, 2017 from $43.0 million for the nine months ended September 30, 2016. Cost of revenues increased $14.1 million, or 5.0%, as a result of an increase in raw material and purchased component costs of $12.1 million, an increase in wages and benefits of $2.3 million and a decrease in overhead cost of $0.3 million. The increase in gross profit was primarily the result of the sharp acceleration in sales volume partially offset by rising commodity prices, product launch costs and near term costs associated with the in North American truck build. Additionally, each of the nine months ended September 30, 2017 and 2016 results included $1.3 million of charges relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin was 14.0% for the nine months ended September 30, 2017 compared to 13.3% for the nine months ended September 30, 2016.
Selling, General and Administrative Expenses. GTB Segment selling, general and administrative expenses decreased $0.8 million, or 4.5%, to $16.7 million for the nine months ended September 30, 2017 from $17.5 million for the nine months ended September 30, 2016.

Global Construction and Agriculture Segment Results

	Nine Months Ended September 30,
	(amounts in thousands)
	2017		2016
Revenues	$231,244	100.0%	$193,669	100.0%
Gross Profit	$22,099	9.6%	$27,100	14.0%
Depreciation and Amortization Expense	$3,530	1.5%	$4,321	2.2%
Selling, General & Administrative Expenses	$12,619	5.5%	$13,859	7.2%
Operating Income	$9,374	4.1%	$13,137	6.8%
Revenues. GCA Segment revenues increased $37.6 million, or 19.4%, to $231.2 million for the nine months ended September 30, 2017 from $193.7 million for the nine months ended September 30, 2016. The increase in GCA Segment revenues is resulted from:

•	a $24.8 million, or 26.5%, increase in OEM construction revenues; and

•	a $12.8 million, or 12.8%, increase in other revenues.

GCA Segment revenues were adversely impacted by foreign currency exchange translation of $4.1 million, which is reflected in the change in revenue above.
Gross Profit. GCA Segment gross profit decreased $5.0 million, or 18.5%, to $22.1 million for nine months ended September 30, 2017 from $27.1 million for the nine months ended September 30, 2016. Cost of revenues increased $42.6 million, or 25.6%, as a result of an increase in raw material and purchased component costs of $25.3 million, an increase in wages and benefits of $4.8 million and in overhead costs of $12.5 million. The decrease in gross profit is primarily attributable to the NA Footprint Adjustment and to rising commodity prices. The adverse impact of the NA Footprint Adjustment on the results for the nine months ended September 30, 2017 was approximately $10 million; we expect the impact in the second half of the year to be at the low end of the previously disclosed range of $3 million to $6 million. Additionally, the nine months ended September 30, 2017 and 2016 results included $1.0 million and $0.5 million, respectively, in charges relating to facility restructuring and other related costs . As a percentage of revenues, gross profit margin decreased to 9.6% for the nine months ended September 30, 2017 from 14.0% for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses. GCA Segment selling, general and administrative expenses decreased $1.2 million, or 8.9%, to $12.6 million for the nine months ended September 30, 2017 from $13.9 million for the nine months ended September 30, 2016 reflecting a continuing focus on cost discipline.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the nine months ended September 30, 2017 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures, and servicing of our debt through the next twelve months. However, no assurance can be given that this will be the case. We did not borrow under our revolving credit facility during the nine months ended September 30, 2017.
For the nine months ended September 30, 2017, net cash used in operations was $2.3 million compared to net cash provided by operations of $50.2 million for the nine months ended September 30, 2016. Net cash used in operations for the nine months ended September 30, 2017 is due primarily to an increase in investment in working capital associated with the increased revenues and changes in other operating activities.
For the nine months ended September 30, 2017, net cash used for investing activities was $10.0 million compared to $5.0 million for the nine months ended September 30, 2016. In 2017, we expect capital expenditures to be at the low end of the previously disclosed range of $14 million to $16 million, of which we have incurred approximately $11 million through September 30, 2017.
For the nine months ended September 30, 2017, net cash used for financing activities was $70.4 million compared to no financing activities for the nine months ended September 30, 2016. Net cash used in financing activities for the nine months ended September 30, 2017 is attributable to the debt refinancing completed in the second quarter of 2017.

As of September 30, 2017, cash held by foreign subsidiaries was $38.2 million. If we were to repatriate any portion of these funds to the U.S., we would accrue and pay the appropriate withholding and income taxes on amounts repatriated. Our expectation is to use the cash to fund the growth of our foreign operations.

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
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Third ARLS Agreement will be sufficient to fund anticipated working capital, capital spending, certain strategic initiatives, and debt service requirements for at least the next 12 months. Additionally, the Company has the ability under the Term Loan Facility to increase borrowings by an additional $20 million, or more if certain total leverage ratio requirements are met. No assurance can be given, however, that this will be the case.
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include forward-looking statements about our expectations for future periods with respect to our plans to improve financial results and enhance the Company, the future of the Company’s end markets, Class 8 North America build rates, performance of the global construction equipment business, expected cost savings, enhanced shareholder value and other economic benefits of the Company’s initiatives to address customer needs, organic growth, the Company’s economic growth plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy-duty truck, medium-duty truck, construction, aftermarket, military, bus, agriculture and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company's customers or on its business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) security breaches and other disruptions to our information systems and our business; (ix) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (x) the Company’s ability to comply with the financial covenants in its revolving credit facility and term loan facility; (xi) fluctuation in interest rates relating to the Company's term loan facility and revolving credit facility; (xii) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xiii) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xiv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xv) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvi) changes to domestic manufacturing initiatives impacting our effective tax rate related to products manufactured either in the United States or in international jurisdictions; (xvii) implementation of tax changes, by the United States or another international jurisdiction, related to products manufactured in one or more jurisdictions where we do business; and (xviii) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. There can be no assurance that statements made in this press release relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe there are no material changes in the quantitative and qualitative market risks since our 2016 Form 10-K.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.     Risk Factors:

There have been no material changes to our risk factors as disclosed in Item 1A. "Risk Factors" in our 2016 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended September 30, 2017 that were not registered under the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities.
Not applicable.

Item 4.        Mine Safety Disclosures.
Not applicable.

Item 5.        Other Information.
Not applicable.

Item 6.        Exhibits:

10.1	Contract for Purchase and Sale of Real Property between Mayflower Vehicle Systems, LLC and Warren Distribution, Inc. dated July 24, 2017.
31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.
31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 6, 2017	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2017	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)