Form 10-K
period 2017-12-31
Commercial Vehicle Group, Inc.
filed 2018-03-12
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2017, was $251,131,448.
As of March 12, 2018, 31,004,524 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 17, 2018 (the “2018 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”,“us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which we serve; (ii) our ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the medium- and heavy-duty, construction, agriculture, aftermarket, military, bus and other markets; (v) our failure to complete or successfully integrate additional strategic acquisitions; (vi) the impact of changes in governmental regulations on our customers or on our business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) our ability to obtain future financing due to changes in the lending markets or our financial position and (ix) our ability to comply with the financial covenants in our revolving credit facility and term loan facility. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such cautionary statements.

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
Our products include seats and seating systems ("Seats"); trim systems and components ("Trim"); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electric wire harness and panel assemblies designed for applications in commercial and other vehicles.
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
Our Long-term Strategy and Strategic Footprint
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”), which is our President and Chief Executive Officer. The Company has two reportable segments: the Global Truck and Bus Segment (“GTB Segment”) and the Global Construction and Agriculture Segment (“GCA Segment”). Each of these segments consists of a number of manufacturing facilities. Certain of our facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of revenues from that manufacturing facility. Our segments are more specifically described below.
The GTB Segment manufactures and sells the following products:

•	Seats, Trim, sleeper boxes, cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Wire harness assemblies and Seats for construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia-Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
See Note 9 of the Notes to Consolidated Finance Statements under Item 8 Financial Statements and Supplementary Data for financial information presented by segment for each of the three years ended December 31, 2017, 2016 and 2015, including information on sales and long-lived assets by geographic area.
GLOBAL TRUCK AND BUS SEGMENT OVERVIEW
Global Truck and Bus Segment Products

Set forth below is a brief description of our products manufactured in the GTB Segment and their applications.
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
Sleeper Bunks.   We offer a wide array of design choices for upper and lower sleeper bunks for heavy-duty trucks. All parts of our sleeper bunks can be integrated to match the rest of the interior trim.
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

•
Cab Structures, Sleeper Boxes, Body Panels and Structural Components.   The principal raw materials and components used in our cab structures, sleeper boxes, body panels and structural components are steel and aluminum. These raw materials are generally readily available and obtained from multiple suppliers.

•
Mirrors, Wipers and Controls.   The principal raw materials used to manufacture our mirrors, wipers and controls are steel, stainless steel, aluminum and rubber, which are generally readily available and obtained from multiple suppliers. We also purchase sub-assembled products, such as motors, for our wiper systems and mirrors.

Global Truck and Bus Segment Customers
The following is a summary of the GTB Segment’s significant revenues (figures are shown as a percentage of total GTB Segment revenue) by end market for each of the three years ended December 31:

	2017	2016	2015
Medium- and Heavy-duty Truck OEMs	64%	62%	70%
Aftermarket and OE Service	19	18	15
Bus OEMs	7	8	6
Construction OEMs	2	2	2
Other	8	10	7
Total	100%	100%	100%
We believe we are a successful long-term supplier because of our comprehensive product offerings, leading brand names and product innovation. Our principal customers include A.B. Volvo, Daimler Trucks, PACCAR and Navistar, constituting a combined total of 74%, 73% and 79% of GTB Segment revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 6%, 6% and 4% of the GTB Segment’s revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Global Truck and Bus Industry
Commercial Vehicle Market Overview.     Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, industrial, municipal, off-road recreation and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) aftermarket sales, in which products are sold as replacements to a wide range of original equipment service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers - “Tier 1” suppliers that provide products directly to OEMs, and “Tier 2” and “Tier 3” suppliers that sell products principally to other suppliers for integration into those suppliers’ own product offerings. We are generally a Tier I supplier.
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
North American Commercial Truck Market.    Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Classes 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The following table shows production levels (in thousands of units) of commercial vehicles used for local and long-haul commercial trucking from 2013 through 2017 in North America:

	2013	2014	2015	2016	2017
Class 8 trucks	246	297	323	228	256
Class 5-7 trucks	201	226	237	233	249
Source: ACT N.A. (February 2018).
The following describes the major markets within the commercial vehicle market in which the GTB Segment competes:
Class 8 Truck Market.     The global Class 8 ("Class 8" or "heavy-duty") truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization to meet the region-specific demands of end-users, and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of North American Class 8 truck production in 2017. The percentages of Class 8 production represented by Daimler, PACCAR, A.B. Volvo, and Navistar were approximately 41%, 30%, 15%, and 12%, respectively, in 2017. We supply products to all of these OEMs.
New Class 8 truck demand has historically been cyclical and is particularly sensitive to economic factors that generate a significant portion of the freight tonnage hauled by commercial vehicles.
The following table illustrates North American Class 8 truck build for the years 2015 to 2022:

“E” — Estimated
Source: ACT (February 2018).
Class 5-7 Truck Market. North American Class 5-7 ("Class 5-7" or "medium-duty") includes recreational vehicles, buses and medium-duty trucks. We primarily participate in the Class 6 and 7 medium-duty truck market. The medium-duty market is influenced by overall economic conditions but has historically been less cyclical than the North American Class 8 truck market, with highs and lows generally not as pronounced as the Class 8 truck market. As the North American truck fleet companies move to a distribution center model, requiring less long-haul freight vehicles, the demand for medium-duty trucks may increase.
The following table illustrates the North American Class 5-7 truck build for the years 2015 through 2022:
“E” — Estimated
Source: ACT (February 2018).
We believe the following factors are primarily responsible for driving the North American Class 8 truck market:
Economic Conditions.     The North American truck industry is directly influenced by overall economic conditions and consumer spending. Since heavy-duty truck OEMs supply the fleet operators, their production levels generally reflect the demand for freight and the fleet operators' access to capital.
Truck Replacement Cycle and Fleet Aging.    The average age of the U.S. Class 8 truck population is approximately 11.3 years in 2017. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. As truck fleets age, maintenance costs typically increase. Freight companies evaluate the economics between repair and replacement as well as the potential to utilize more cost-effective technology in vehicles. The chart below illustrates the approximate average age of the U.S. Class 8 truck population:
“E” — Estimated
Source: ACT (February 2018).
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
GLOBAL CONSTRUCTION AND AGRICULTURE SEGMENT OVERVIEW

Global Construction and Agriculture Segment Products
Set forth below is a brief description of our products manufactured in the GCA Segment and their applications.
Electric Wire Harnesses and Panel Assemblies.     We produce a wide range of electric wire harnesses and electrical distribution systems, and related assemblies. Set forth below is a brief description of our principal products in this category:
Electric Wire Harnesses.     We offer a broad range of electric wire harness assemblies that function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial vehicles. Our wire harnesses are customized to fit specific end-user requirements, and can be complex. We provide our wire harnesses for a variety of commercial and other vehicles.
Panel Assemblies.     We assemble integrated components such as panel assemblies and cabinets that are installed in a vehicle or unit of equipment and may be integrated with our wire harness assemblies. These components provide the user control over multiple operational functions and features.
Seats and Seating Systems.     We design, engineer and produce Seats predominately for the construction, agriculture and military markets. For the most part, our Seats are fully-assembled and ready for installation when they are delivered to the OEM. We offer a wide range of Seats that include mechanical and air suspension seats and static seats, as well as seat frames. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and enhanced safety features. Our Seats are designed to achieve a high level of operator comfort by adding a range of manual and power features such as lumbar support, cushion and back bolsters and leg and thigh support. Our Seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points. We also manufacture seats, parts and components for the aftermarket.
Office Seating.     We design, engineer and produce office seating products. Our office chair was developed as a result of our experience supplying seats for the heavy-duty truck, agricultural and construction industries and is fully adjustable to achieve a high comfort level. Our office chairs are designed to suit different office environments including heavy usage environments, such as emergency services, call centers, reception areas, studios and general office environments.
Wipers Systems.     We design, engineer and produce a variety of wipers used in commercial vehicles. We offer application-specific windshield wiper systems and individual windshield wiper components.
Global Construction and Agriculture Segment Raw Materials and Suppliers
A description of the principal raw materials we utilize in GCA Segment’s principal product categories is set forth below:

•
Electric Wire Harnesses and Panel Assemblies.    The principal raw materials used to manufacture our electric wire harnesses are wire and cable, connectors, terminals, switches, relays and various covering techniques involving braided yarn, braided copper, slit and non-slit conduit and molded foam. These raw materials are obtained from multiple suppliers and are generally available, although we have experienced and continue to experience a shortage of certain of these raw materials.

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

Global Construction and Agriculture Segment’s Customers
The following is a summary of the GCA Segment’s significant revenues (figures are shown as a percentage of total GCA Segment revenue) by end market based for each of the three years ended December 31:

	2017	2016	2015
Construction	52%	47%	52%
Automotive	13	14	14
Aftermarket and OE Service	12	16	16
Truck	8	8	5
Military	5	5	3
Agriculture	3	3	3
Other	7	7	7
Total	100%	100%	100%
We believe we are a successful long-term supplier because of our comprehensive product offerings and product innovation services. Our principal customers include Caterpillar and John Deere, constituting a combined total of 36%, 33% and 37% of GCA Segment revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 62%, 63% and 57% of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Agricultural Equipment Market.     We market most of our products for small, medium and large agricultural equipment across a spectrum of machines including tractors, sprayers, bailers, farm telehandler equipment and harvesters. Sales and production of these vehicles can be influenced by rising or falling farm commodity prices, land values, profitability, and other factors such as increased mechanization in emerging economies and new uses for crop materials such as biofuels and other factors. In the medium to longer term, a combination of factors create the need for more productive agricultural equipment, such as: (1) population growth, (2) an evolving sophistication of dietary habits, and (3) constraints on arable land and other macroeconomic and demographic factors.
Military Equipment Market.     We supply products for heavy- and medium-payload tactical trucks that are used by various military customers. Military equipment production is particularly sensitive to political and governmental budgetary considerations.
OUR CONSOLIDATED OPERATIONS
Competitive Strengths
Generally, the barriers to entry in our industries include investment, specific engineering requirements, transition costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and brand name recognition. Our competitive strengths include the following:
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
Comprehensive Cab Product and Cab System Solutions.    We manufacture a broad base of products utilized in the interior and the exterior of commercial vehicle cabs. We believe the breadth of our product offerings provide us with a potential opportunity for further customer penetration through cross-selling initiatives and by bundling our products to provide complete system solutions.
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
Management Team.    We believe that our management team has substantial knowledge of our customer needs and expertise in critical operational areas, and has a demonstrated ability to manage costs, improve processes and expand revenue through product, market, geography and customer diversification.
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
We engage in global engineering, and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design and development and testing of new products for existing and new applications. We have test and validation engineering centers in North America, Europe and Asia. We have developed a global engineering support center in India to provide a cost-effective global engineering resource to all of our seat facilities.
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
Research and development costs for the years ended December 31, 2017, 2016 and 2015 totaled $7.7 million, $7.0 million and $7.4 million, respectively.

Intellectual Property
Our principal intellectual property consists of product and process technology U.S. and foreign patents, trade secrets, trademarks and copyrights. Although our intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights.
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

•
Cab Structures, Sleeper Boxes, Body Panels and Structural Components.    We utilize a wide range of manufacturing processes to produce our cab structures, sleeper boxes, body panels and structural components and utilize robotic and manual welding techniques in the assembly of these products. We have facilities with large capacity, fully automated E-coat paint priming systems thereby allowing us to provide our customers with a paint-ready cab product. Due to their high cost, full body E-coat systems, such as ours, are rarely found outside of the manufacturing operations of the major OEMs.

•
Mirrors, Wipers and Controls.    We manufacture our mirrors, wipers and controls utilizing a variety of manufacturing processes and techniques. Our mirrors, wipers and controls are primarily assembled utilizing semi-automatic work cells, electronically tested and then packaged.

•
Electric Wire Harnesses and Panel Assemblies.    We utilize several manufacturing techniques to produce our electric wire harnesses and panel assemblies. Our processes, manual and automated, are designed to produce a wide range of wire harnesses and panel assemblies in short time frames. Our wire harnesses and panel assemblies are electronically and hand tested.

We have a broad array of processes to enable us to meet our OEM customers’ styling and cost requirements. The vehicle cab is the most significant and appealing aspect to the operator of the vehicle; each commercial vehicle OEM therefore has unique requirements as to feel, appearance and features.
The end markets for our products can be highly specialized and our customers frequently request modified products in low volumes within an expedited delivery timeframe. As a result, we primarily utilize flexible manufacturing cells at our production facilities. Manufacturing cells are clusters of individual manufacturing operations and work stations. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to better maintain our product output consistent with our OEM customers’ requirements and minimize the level of inventory.
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
We employ just-in-time manufacturing and sourcing in our operations to meet customer requirements for faster deliveries and to minimize our need to carry significant inventory levels. We utilize material systems to manage inventory levels and, in certain locations, we have inventory delivered as often as two times per day from a nearby facility based on the previous day’s order, which reduces the need to carry excess inventory at our facilities.

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
Our Supply Agreements
Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. Normally we do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing over the last several years, we use methods such as market index pricing and competitive bidding to assist in reducing our overall cost. We strive to align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer any cost changes from these components. We generally are not dependent on a single supplier or limited group of suppliers for our raw materials.
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
Our Commercial Arrangements with our OEM customers may provide for an annual prospective productivity cost reduction. These productivity cost reductions are generally calculated on an annual basis as a percentage of the previous year’s purchases by each customer. Historically, most of these cost reductions have been offset by internal cost reductions and through the assistance of our supply base, although no assurances can be given that we will be able to achieve such reductions in the future. The cost reduction is achieved through engineering changes, material cost reductions, logistics savings, reductions in packaging cost, labor efficiencies and other productivity actions.
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
Electric Wire Harnesses and Panel Assemblies.    We supply a wide range of electric wire harnesses and panel assemblies used in various commercial and other vehicles. Our primary competitors for wire harnesses include large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, Motherson-Sumi, St. Clair and Electrical Components International as well as many smaller companies.
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
Employees
As of December 31, 2017, we had approximately 8,250 permanent employees, of whom approximately 14% were salaried and the remainder were hourly.  As of December 31, 2017, approximately 56% of the employees in our North American operations were unionized, with the majority of union-represented personnel based in Mexico.  On January 24, 2017, workers in our Shadyside, Ohio facility ratified a Closure Effects Agreement between Mayflower Vehicle Systems, LLC and the United Steel, Paper and Forestry, Rubber, Manufacturing and Energy, Allied Industrial and Service Workers International Union and its affiliated Local Union 9419. Production ceased in that facility in July 2017 and no hourly employees remained in the facility as of year-end.  Approximately 64% of our European, Asian and Australian operations were represented by shop steward committees.
We did not experience any material strikes, lockouts or work stoppages during 2017 and consider our relationship with our employees to be satisfactory.  On an as-needed basis during peak periods we utilize contract and temporary employees.  During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and/or reductions in force as necessary.
Environmental Matters
We are subject to foreign, federal, state and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. We are also required to obtain permits from governmental authorities for certain of our operations. We cannot give assurances that we are, or have been, in complete compliance with such environmental and safety laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have a material adverse effect on us. We are also subject to laws imposing liability for the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third-party sites to which we sent waste containing hazardous substances. The amount of such liability could be material.
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
Under a California law known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state that exposes consumers to that substance. The state maintains lists of these substances and periodically adds other substances to them. Certain of our products may be subject to Proposition 65 and therefore cause us to have to provide warnings on the products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label.
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
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth certain information with respect to our executive officers as of March 12, 2018:

Name	Age	Principal Position(s)
Patrick E. Miller	50	President, Chief Executive Officer, Director
C. Timothy Trenary	61	Executive Vice President and Chief Financial Officer
Greg R. Boese	61	Senior Vice President and Managing Director of Global Truck and Bus
Dale M. McKillop	60	Senior Vice President and Managing Director of Global Truck and Bus
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
C. Timothy Trenary has served as Executive Vice President and Chief Financial Officer since October 2013. Mr. Trenary served as Executive Vice President and Chief Financial Officer of ProBuild Holdings LLC, a privately held North American supplier of building materials, from 2010 to 2013. Prior to that, Mr. Trenary served as Senior Vice President & Chief Financial Officer of EMCON Technologies Holdings Limited, a privately held global automotive parts supplier, from 2008 to 2010; and as Vice President and Chief Financial Officer of DURA Automotive Systems, Inc., a publicly held global automotive parts supplier, from 2007 to 2008. He holds a Bachelor of Accounting with Honors from Michigan State University and a Masters of Business Administration with Honors from the University of Detroit Mercy. Mr. Trenary is a certified public accountant with registered status in Michigan.
Greg R. Boese was promoted to Senior Vice President and  Managing Director of Global Truck and Bus in February 2016.  Mr. Boese, who most recently was Vice President of Product Line Management for Global Truck and Bus Seating, has been with the Company since 2005 when he joined the Company with the acquisition of Mayflower Vehicle Systems.  Mr. Boese started his tenure with Mayflower Vehicle Systems in 1995 and held positions of increasing responsibility including Vice President of Sales and Marketing.  Prior to joining Mayflower Vehicle Systems, Mr. Boese held various senior leadership positions in sales, marketing, and operational management with a division of Masco Industries. He holds a Bachelor of Science degree in Business Management from Tri State University, Angola, Indiana.

Dale M. McKillop was promoted to Senior Vice President and Managing Director of Global Truck and Bus in February 2016.  Mr. McKillop, who most recently was Vice President and General Manager of the Company’s Global Truck & Bus Trim and Structures division, has been with the Company since 2005 when he joined the Company with the acquisition of Mayflower Vehicle Systems. Mr. McKillop has held positions of increasing responsibility with the company including Managing Director - Structures and Aftermarket, Managing Director - Structures, Director of Operations Trim and Structures, and Plant Manager.  Prior to joining Mayflower Vehicle Systems, Mr. McKillop held engineering positions with Pullman Standard from 1978 to 1982. Mr. McKillop holds a Bachelor of Science degree in Business Administration from Gardner Webb University.

Item 1A.	Risk Factors
You should carefully consider the risks described below before making an investment decision. These are not the only risks we face.
If any of these risks and uncertainties were to actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.
Our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects.
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
Historically, general weakness in the global economy, but especially the North American economy, and corresponding decline in the need for commercial vehicles has contributed to a downturn in commercial vehicle production. Demand for commercial vehicles depends to some extent on economic and other conditions in a given market and the introduction of new vehicles and technologies. The yearly demand for commercial vehicles may increase or decrease more than overall gross domestic product in markets we serve. Downturns historically have had a material adverse effect on our business. If unit production of commercial vehicles declines in the future it may materially and adversely affect our business and results of operations. Conversely, upswings in the global economy may result in a sharp acceleration in commercial vehicle production. A sharp acceleration in commercial vehicle production may adversely affect our ability to convert the incremental revenue into operating income efficiently.
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
Our operating results may fluctuate as a result of these and other events and factors:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements by us and our competitors;

•	changes in our pricing policies or those of our competitors;

•	market acceptance of new and enhanced products;

•	announcement of technological innovations or new products by us or our competitors;

•	the length of our sales cycles;

•	conditions in the commercial vehicle industry;

•	changes in our operating expenses;

•	personnel changes;

•	new business acquisitions;

•	uncertainty in geographic regions;

•	cyber-attacks;

•	currency and interest rate fluctuations;

•	uncertainty with respect to the North American Free Trade Agreement;

•	union actions; and

•	seasonal factors.
We base our operating expense budgets in large part on expected revenue trends. However, certain of our expenses are relatively fixed and as such we may be unable to adjust expenses quickly enough to offset any unexpected revenue shortfall. Accordingly, any significant change in revenue may cause significant variation in operating results in any quarter or year.
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
We incur restructuring and impairment charges periodically as we continue to evaluate our portfolio of assets and identify opportunities to restructure our business in an effort to optimize our cost structure.
As we continue to evaluate our manufacturing footprint to improve our cost structure and remove excess, underperforming assets, or assets that no longer fit our goals, we incur restructuring charges periodically to close facilities, such as, lease termination charges, severance charges and impairment charges of leasehold improvements and/or machinery and equipment.
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

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge diminishing the expected growth in the commercial vehicle markets we supply, or we experience increased pressure on our margins. In addition, we may not succeed in integrating strategic acquisitions, and our pursuit of additional strategic acquisitions may lead to resource constraints, which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could materially and adversely affect our business, results of operations and growth potential.
We are subject to certain risks associated with our foreign operations.
We have operations in the United Kingdom, Czech Republic, Ukraine, Belgium, China, Australia, Mexico and India, which accounted in the aggregate for approximately 26%, 25% and 23% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. There are certain risks inherent in our international business activities including, but not limited to:

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
Significant changes to international trade regulations could adversely affect our results of operations.
Our business benefits from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”). The Trump Administration has indicated that it may propose significant changes with respect to a variety of issues, including NAFTA, other international trade agreements, import and export regulations, and tariffs and customs duties, which have increased uncertainty regarding the future of existing international trade regulations. The imposition of tariffs on the products we manufacture and sell could have a material and adverse impact on our business, financial condition and results of operations. Additionally, if the Trump Administration or Congress takes action to withdraw from or materially modify NAFTA, our business, financial condition and results of operations could be adversely affected.
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
We may pursue acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisition of businesses may require additional debt and/or equity financing, perhaps resulting in additional leverage and/or shareholder dilution. The covenants relating to our debt instruments may further limit our ability to complete acquisitions. There can be no assurance we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If the expected synergies from acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be materially and adversely affected.

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

Our senior secured revolving and term loan credit facilities require us to maintain certain financial ratios and to comply with various operational and other covenants. If we do not comply with those covenants we would be precluded from borrowing under the revolving credit facility, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under our revolving credit facility, we will need to meet our capital requirements using other sources; however, alternative sources of liquidity may not be available on acceptable terms. In addition, if we fail to comply with the covenants set forth in our credit facilities the lenders thereunder could declare an event of default and cause all amounts outstanding thereunder to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding credit facilities or other debt instruments we may have in place from time to time, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the credit facilities or such other debt instruments on acceptable terms.

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
The aggregate amount of our outstanding indebtedness was $172.8 million as of December 31, 2017. Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility and our other debt instruments, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving credit facility and the governing documents of our debt instruments;

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
Any of these factors could materially and adversely affect our business, financial condition and results of operations. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.
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
Product innovations have been and will continue to be a significant part of our business strategy. We believe it is important we continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, and design improvements and innovations that improve the quality and efficiency of our products. However, such development will require us to continue to invest in research and development and sales and marketing. We are also subject to the risks generally associated with product development, including lack of market acceptance, delays in product development and failure of products to operate properly. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation, which could have a material adverse effect on our business, operating results and financial condition.
Our products may be rendered less attractive by changes in competitive technologies, including the introduction of autonomous vehicles.
Changes in competitive technologies, including the introduction of autonomous vehicles, may render certain of our products less attractive. Our ability to anticipate changes in technology and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. There can be no assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly, all of which could adversely affect our business, results of operations and growth potential.
Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.
Sales to A.B. Volvo, Daimler Truck and PACCAR accounted for approximately 17%, 16% and 10%, respectively, of our revenue in 2017, and our ten largest customers accounted for approximately 75% of our revenue in 2017. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations.
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
Demand for our products could also be materially reduced if our customers vertically integrate their operations in a significant manner, which would have a material and adverse impact on our business and results of operations.
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
Additionally, if we are the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all, and therefore our business and financial results could be materially and adversely affected.
Security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, financial information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfunction, malfeasance or other disruptions. Like most companies, our systems are under attack on a routine basis.  At times there are breaches of our security measures.  Breaches can and have, at times, compromised our networks and the associated applications and information residing on them.   Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business and our results of operations.
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
Natural disasters and other global business disruptions may disrupt the commercial vehicle supply chain and materially and adversely affect global production levels in our industry. The impact from disasters resulting in wide-spread destruction may not be immediately apparent. It is particularly difficult to assess the impact of catastrophic losses on our suppliers and end customers, who themselves may not fully understand the impact of such events on their businesses. Accordingly, there is no assurance our results of operations will not be materially affected as a result of the impact of future disasters.
If we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be materially and adversely affected.
Our operations depend to a large extent on the efforts of our senior management team as well as our ability to attract, train, integrate and retain highly skilled personnel. We seek to develop and retain an effective management team through the proper positioning of existing key employees and the addition of new management personnel where necessary. Retaining personnel with the right skills at competitive wages can be difficult in certain markets in which we are doing business, particularly those locations that are seeing much inbound investment and have highly mobile workforces. Additionally, attracting sufficiently well-educated and talented management, especially middle-management employees, in certain markets can be challenging.
We may not be able to retain our current senior management and other skilled personnel or attain similarly skilled personnel in the future. If we lose senior management or the services of our skilled workforce, or if we are unable to attract, train, integrate and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially and adversely affected.
We may be adversely impacted by labor strikes, work stoppages and other matters.
As of December 31, 2017, approximately 56% of the employees in our North American operations were unionized, with the majority of union-represented personnel based in Mexico. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 64% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. There can be no assurance that any current or future restructuring will be completed as planned or achieve the desired results. The failure to complete restructuring as planned could materially and adversely affect our results of operations.
We have established and may establish in the future valuation allowances on deferred tax assets. These changes may have a material adverse effect on our results of operations and financial position.
Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess amount. There can be no assurance that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment. Any future impairments may materially and adversely affect our results of operations.
Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.
We are a multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and various international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax position will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform") was signed into law. The U.S. Tax Reform significantly changes how the U.S. taxes corporations. The U.S. Tax Reform requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the U.S. Tax Reform and significant estimates in calculations. The Internal Revenue Service and other regulatory bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the U.S. Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts we have recorded that may materially impact our Consolidated Statement of Operations in the period in which the adjustments are made.
The geographic profile of our taxable income could adversely impact our tax provision and therefore our results of operations.
Our future tax provision could be adversely affected by the geographic profile of our taxable income and by changes in the valuation of our deferred tax assets and liabilities. Our results could be materially impacted by significant changes in our effective tax rate. Additionally, any changes to manufacturing activities could result in significant changes to our effective tax rate related to products manufactured either in the United States or in international jurisdictions. If the United States or another international jurisdiction implements a tax change related to products manufactured in a particular jurisdiction where we do business, our results could be materially and adversely affected.
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
In addition to patent and trademark protection, we also protect trade secrets, “know-how” and other confidential information against unauthorized use or disclosure by persons who have access to them, such as our employees and others, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other confidential information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, trade secrets, know-how, or other confidential information, our revenues could be materially and adversely affected.
As we diversify and globalize our geographic footprint, we may encounter laws and practices in emerging markets that are not as stringent or enforceable as those present in developed markets, and thus incur a higher risk of intellectual property infringement, which could materially and adversely affect our results of operations.
We may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources.
As a supplier of products and systems to commercial and construction vehicle OEMs and markets, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in personal injury or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages.

In addition, we may be required to participate in recalls involving systems or components sold by us if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of management resources. While we maintain product liability insurance generally with a self-insured retention amount, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.
We warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain OEMs that warranty certain of our products in the hands of these OEMs’ customers, in some cases for as long as seven years. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would materially and adversely affect our results of operations.
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
Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. We have made, and will continue to make, capital expenditures to implement such environmental programs and comply with environmental requirements.
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
Our corporate office is located in New Albany, Ohio. Several of our facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2017:

Location	Primary Product/Function	Ownership Interest
Piedmont, Alabama	Aftermarket Distribution	Owned
Douglas, Arizona	Warehouse	Leased
Dalton, Georgia	Trim & Warehouse	Leased
Monona, Iowa	Wire Harness	Owned
Michigan City, Indiana	Wipers, Switches	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box	Owned
Concord, North Carolina	Injection Molding	Leased
Chillicothe, Ohio	Interior Trim, Mirrors & Warehouse	Owned / Leased
New Albany, Ohio	Corporate Headquarters / R&D	Leased
Vonore, Tennessee	Seats, Flooring & Warehouse	Owned / Leased
Dublin, Virginia	Interior Trim & Warehouse	Owned / Leased
Agua Prieta, Mexico	Wire Harness	Leased
Esqueda, Mexico	Wire Harness	Leased
Saltillo, Mexico	Interior Trim & Seats	Leased
Northampton, United Kingdom	Seats	Leased
Brisbane, Australia	Seats	Leased
Sydney, Australia	Seats	Leased
Mackay, Australia	Distribution	Leased
Melbourne, Australia	Distribution	Leased
Perth, Australia	Distribution	Leased
Jiading, China	Seats and Wire Harness / R&D	Leased
Brandys nad Orlici, Czech Republic	Seats	Owned
Liberec, Czech Republic	Wire Harness	Leased
Baska (State of Gujarat) India	Seats	Leased
Pune (State of Maharashtra), India	Seats / R&D	Leased
Dharwad (State of Karnataka), India	Seats	Leased
L’viv, Ukraine	Wire Harness	Leased
We also have leased sales and service offices located in the Belgium, Australia, and Czech Republic and a sales office branch in Sweden. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and senior secured term loan credit facility as described in Note 6 of the "Notes to Consolidated Financial Statements".
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in such regions. All locations are principally used for manufacturing, assembly, distribution or warehousing, except for our New Albany, Ohio facility, which is an administrative office.

Item 3.	Legal Proceedings
We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, environmental claims arising out of the conduct of our businesses, and examinations by the Internal Revenue Service (“IRS”). We are not involved in any litigation at this time in which we expect that an unfavorable outcome of the proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The following table sets forth the high and low sale prices for our common stock, for the periods indicated, as regularly reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$11.85	$7.20
Third Quarter	$9.17	$5.55
Second Quarter	$9.62	$6.52
First Quarter	$6.87	$5.15
Year Ended December 31, 2016:
Fourth Quarter	$6.00	$4.36
Third Quarter	$5.88	$3.82
Second Quarter	$5.56	$2.14
First Quarter	$3.33	$2.02
As of March 12, 2018, there were 164 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG. In addition, our ability to pay cash dividends is limited under the terms of the Third Amended and Restated Loan and Security Agreement and the Term Loan and Security Agreement, as described in more detail under “Management’s Discussion and Analysis - Liquidity and Capital Resources - Debt and Credit Facilities.”
The following graph compares the cumulative five-year total return to holders of Commercial Vehicle Group, Inc.’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group that includes a legacy group through October 31, 2016 and the new group from November 1, 2016 onward. The legacy group is Altra Industrial Motion Corp, Core Molding Technologies, L.B. Foster Company, Fuel Systems Solutions Inc., Modine Manufacturing, Meritor Inc. EnPro Industries, Stoneridge Inc., Titan International and Wabco Holdings. The new peer group is L.B. Foster Company, Modine Manufacturing, EnPro Industries, Stoneridge Inc., LCI Industries, Shiloh Industries Inc., Standard Motor Products Inc., ASTEC Industries Inc., Gentherm Inc., Dorman Products Inc., Freightcar America Inc., Federal Signal Corp., Spartan Motors Inc., Supreme Industries, American Railcar Industries Inc. and Columbus McKinnon Corp. The graph assumes that the value of the investment in the Company’s common stock in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Commercial Vehicle Group, Inc.	100.00	88.55	81.12	33.62	67.23	130.43
NASDAQ Composite	100.00	140.17	160.95	172.39	187.85	243.70
Legacy Peer Group	100.00	139.63	148.56	119.34	146.94	207.14
New Peer Group	100.00	155.17	160.60	150.15	202.66	225.11
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
We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2017. Our employees surrendered 161,382 shares of our common stock in 2017 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan and the 2014 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the quarterly period ended December 31, 2017:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through December 31, 2017	161,382	$8.43	—	—

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2017 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
The following table sets forth selected consolidated financial data regarding our business and certain industry information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Material Events Affecting Financial Statement Comparability
There are no material events affecting financial statement comparability of our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
The table below sets forth certain operating revenues for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues	$755,231	$662,112	$825,341	$839,743	$747,718
Cost of revenues	662,666	574,882	714,519	732,055	667,989
Gross profit	92,565	87,230	110,822	107,688	79,729
Selling, general and administrative expenses	59,800	60,542	71,469	72,480	71,711
Amortization expense	1,320	1,305	1,327	1,515	1,580
Operating income	31,445	25,383	38,026	33,693	6,438
Other (income) expense	(1,349)	(769)	(152)	215	139
Interest expense	19,149	19,318	21,359	20,716	21,087
Income (loss) before provision (benefit) for income taxes	13,645	6,834	16,819	12,762	(14,788)
Provision (benefit) for income taxes	15,350	49	9,758	5,131	(2,337)
Net (loss) income	(1,705)	6,785	7,061	7,631	(12,451)
Less: Non-controlling interest in subsidiary’s income (loss)	—	—	1	1	(6)
Net (loss) income attributable to CVG stockholders	$(1,705)	$6,785	$7,060	$7,630	$(12,445)
(Loss) income per share attributable to common stockholders:
Basic	$(0.06)	$0.23	$0.24	$0.26	$(0.44)
Diluted	$(0.06)	$0.23	$0.24	$0.26	$(0.44)
Weighted average common shares outstanding:
Basic	29,942	29,530	29,209	28,926	28,584
Diluted	29,942	29,878	29,399	29,117	28,584

	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$150,903	$202,693	$193,424	$192,618	$176,979
Total assets	384,388	428,765	436,679	442,927	432,441
Total liabilities, excluding debt	142,697	127,921	133,112	133,177	122,500
Total debt, net of prepaid debt financing costs and discount	166,949	233,154	235,000	250,000	250,000
Total CVG stockholders’ equity	74,742	67,690	65,930	58,801	59,945
Total non-controlling interest	—	—	—	35	33
Total stockholders’ equity	74,742	67,690	65,930	58,836	59,978
Other Data:
Net cash provided by (used in):
Operating activities	$2,257	$49,365	$55,299	$9,519	$19,154
Investing activities	(10,776)	(8,903)	(14,506)	(12,289)	(12,949)
Financing activities	(72,848)	(714)	(16,008)	514	(937)
Depreciation and amortization	15,344	16,451	17,710	18,247	20,583
Capital expenditures	13,567	11,917	15,590	14,568	13,666
North American Class 8 Production (units) [1]	256,000	228,000	323,000	297,000	246,000
North America Class 5-7 Production (units) [1]	249,000	233,000	237,000	226,000	201,000

(1)	Source: ACT (February 2018).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the information set forth under “Item 6 - Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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
Our products include Seats; Trim; cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electric wire harness and panel assemblies designed for applications in commercial and other vehicles.
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture OEMs, which we believe creates an opportunity to cross-sell our products.
Business Overview
For the year ended December 31, 2017, approximately 42% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets.
Demand for our products is driven to a significant degree by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, heavy-duty truck OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and specific interior styling. In addition, certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform. Several of the major truck makers have upgraded their truck platforms and we believe we have maintained our share of content in these platforms. We continue to pursue opportunities to expand our content.
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a February 2018 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 325,000 units in 2018, decrease to 238,000 units in 2020, and then increase to 280,000 units in 2022. We believe the demand for North American Class 8 vehicles in 2018 will be between 300,000 to 325,000 units. ACT Research estimates that the average age of active North American Class 8 trucks is 11.3 and 11.4 years in 2017 and 2016, respectively. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production steadily increased from 237,000 units in 2015 to 249,000 units in 2017. We believe the demand for Class 5-7 in 2018 will be stable. According to a February 2018 report by ACT Research, North American Class 5-7 truck production is expected to gradually increase to 275,000 units in 2022.
Demand for our construction and agricultural equipment products is dependent on vehicle production. Demand for new vehicles in the global construction and agricultural equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe the construction markets we serve in Europe, Asia, and North America have improved, and that the global agriculture markets are trending upwards.
Our Long-term Strategy

Our long-term strategy is to grow organically by product, geographic region and end market. Our products are Seats, Trim, wire harnesses, structures, wipers, mirrors and controls. We expect to realize some end market diversification in truck and bus in Asia-Pacific and trim in Europe, with additional diversification weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategy; more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy in response to significant changes in our business environment and other factors.

Although our long-term strategy is an organic growth plan, we will consider opportunistic acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.
Strategic Footprint
We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers. In November 2015, the Company announced a restructuring and cost reduction plan, which was expected to lower operating costs by $8 million to $12 million annually when fully implemented at the end of 2017. The plan is substantially complete as of December 31, 2017, and the Company believes the estimated savings were achieved.
At the time of the November 2015 announcement, the Company estimated pre-tax costs of $11 million to $16 million. The actual restructuring costs, consisting of employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities, offset by gains on the sale of long-lived assets, totaled $6 million.
Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements described in Note 2 of the “Notes to Consolidated Financial Statements” is incorporated in this section by reference.
Consolidated Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2017		2016		2015
Revenues	$755,231	100.0%	$662,112	100.0%	$825,341	100.0%
Cost of revenues	662,666	87.7	574,882	86.8	714,519	86.6
Gross profit	92,565	12.3	87,230	13.2	110,822	13.4
Selling, general and administrative expenses	59,800	7.9	60,542	9.1	71,469	8.7
Amortization expense	1,320	0.2	1,305	0.2	1,327	0.2
Operating income	31,445	4.2	25,383	3.8	38,026	4.6
Other (income) expense	(1,349)	(0.1)	(769)	(0.1)	(152)	—
Interest expense	19,149	2.5	19,318	2.9	21,359	2.6
Income before provision for income taxes	13,645	1.8	6,834	1.0	16,819	2.0
Provision for income taxes	15,350	2.0	49	—	9,758	1.2
Net (loss) income	(1,705)	(0.2)	6,785	1.0	7,061	0.9
Less: Non-controlling interest in subsidiary’s income	—	—	—	—	1	—
Net (loss) income attributable to common stockholders	$(1,705)	(0.2)%	$6,785	1.0%	$7,060	0.9%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

CONSOLIDATED RESULTS

Revenues. On a consolidated basis, revenues increased $93.1 million, or 14.1%, to $755.2 million for the year ended December 31, 2017 compared to $662.1 million for the year ended December 31, 2016. The increase in revenues primarily resulted from increased heavy-duty truck production volumes in North America and an improvement in the global construction equipment markets. More specifically, the increase resulted from:

•	a $41.6 million, or 15%, increase in OEM North American MD/HD Truck revenues;

•	a $40.9 million, or 32%, increase in construction equipment revenues;

•	a $4.6 million, or 4%, increase in aftermarket revenues; and

•	a $6.0 million, or 4%, increase in other revenues.

2017 revenues were favorably impacted by foreign currency exchange translation of $0.5 million, which is reflected in the change in revenue above.

Gross Profit.  Gross profit increased $5.4 million, or 6.2%, to $92.6 million for the year ended December 31, 2017 from $87.2 million for the year ended December 31, 2016. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $87.8 million, or 15.3%, resulting from an increase in raw material and purchased component costs of $60.6 million, wages and benefits of $11.8 million and overhead expenses of $15.4 million. The increase in gross profit is primarily attributable to an increase in sales volume partially offset by rising commodity prices, tighter labor markets and costs associated with the sharp acceleration in North American truck build. As part of the Company's restructuring efforts, on July 19, 2016, the Company announced plans to transfer all wire harness production from the manufacturing facility in Monona, Iowa to the facility in Agua Prieta, Mexico. On May 24, 2017, the Company elected to maintain production capability in the Monona, Iowa facility as a result of a shortage of labor in our North American wire harness business. Additionally, the Company established a new facility in Mexico with better access to labor. The labor shortage and footprint adjustment in our North American wire harness business are collectively referred to as the "NA Footprint Adjustment". The NA Footprint Adjustment adversely impacted cost of revenue by approximately $10 million in 2017. Additionally, 2017 results included $1.9 million in charges relating to facility restructuring and other related costs compared to $3.4 million in the prior year period. As a percentage of revenues, gross profit was 12.3% for the year ended December 31, 2017 compared to 13.2% for the year ended December 31, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $0.7 million, or 1.2%, to $59.8 million for the year ended December 31, 2017 from $60.5 million for the year ended December 31, 2016. The decrease in selling, general and administrative expenses, notwithstanding the increase in revenue, reflects a continuing focus on cost discipline, partially offset by $2.4 million of litigation settlement costs for the year ended December 31, 2017. In addition, the year ended December 31, 2016 included a $0.6 million impairment of an asset held for sale.

Other Income. Other income increased $0.6 million, or 75.4%, to $1.3 million for the year ended December 31, 2017 from $0.8 million for the year ended December 31, 2016. The increase in other income is due to favorable foreign exchange on non-operating activity.

Interest Expense.  Interest expense associated with our long-term debt, was approximately $19.1 million and $19.3 million in the years ended December 31, 2017 and 2016, respectively. Included in interest expense for the year ended December 31, 2017 is a non-cash write-off of deferred financing fees of $1.6 million and a prepayment charge for interest paid of $1.5 million paid to bondholders during the 30-day notification period associated with the redemption of the 7.875% notes completed during the second quarter of 2017. These expenses were offset by lower interest expense resulting from less outstanding debt.

Provision for Income Taxes.  Our provision for income taxes was $15.4 million for the year ended December 31, 2017 compared to $49 thousand for the year ended December 31, 2016. Results for the year ended December 31, 2017 were unfavorably impacted by an estimated $11.2 million attributable to the passage of the U.S. Tax Reform. This includes a $7.2 million provision for the decrease in value of our net deferred tax assets due to a reduction of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, and a $4.0 million provision related to the deemed repatriation of accumulated untaxed earnings of certain foreign subsidiaries.

Our provision for income taxes, excluding the impact of the U.S. Tax Reform, would have been $4.2 million for the year ended December 31, 2017 compared to $49 thousand for the year ended December 31, 2016. This increase primarily resulted from a year over year increase of pre-tax earnings, a change in the mix of income between our U.S. and non-U.S. locations and tax valuation allowances we continue to carry against net deferred tax assets in certain foreign jurisdictions, primarily Luxembourg and United Kingdom. For additional information regarding the income tax provision refer to Note 8 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Net (Loss) Income Attributable to CVG Stockholders.  Net loss attributable to CVG stockholders was $1.7 million for the year ended December 31, 2017 compared to net income of $6.8 million in the prior year period.

SEGMENT RESULTS

Global Truck and Bus Segment Results

The table below sets forth certain GTB Segment operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2017		2016
Revenues	$457,770	100.0%	$416,279	100.0%
Gross Profit	62,668	13.7	54,665	13.1
Selling, General & Administrative Expenses	21,507	4.7	22,557	5.4
Operating Income	39,983	8.7	30,943	7.4

Revenues.  GTB Segment revenues increased $41.5 million, or 10.0%, to $457.8 million for the year ended December 31, 2017 from $416.3 million for the year ended December 31, 2016. The increase in GTB Segment revenues is primarily a result of:

•	a $33.0 million, or 13%, increase in OEM MD/HD Truck revenues;

•	a $7.7 million, or 10%, increase in aftermarket revenues; and

•	a $0.8 million, or 1%, increase in revenues from other markets.

GTB Segment 2017 revenues were favorably impacted by foreign currency exchange translation of $1.1 million, which is reflected in the changes in revenue above.

Gross Profit.  GTB Segment gross profit increased $8.0 million, or 14.6%, to $62.7 million for the year ended December 31, 2017 from $54.7 million for the year ended December 31, 2016. Cost of revenues increased $33.5 million, or 9.3%, as a result of an increase in raw material and purchased component costs of $29.0 million, wages and benefits of $4.2 million and overhead expenses of $0.3 million. The increase in gross profit was primarily the result of the increase in sales volume partially offset by rising commodity prices, tightening labor markets and costs associated with the sharp acceleration in North American truck build. Additionally, 2017 results included $0.8 million in charges relating to facility restructuring and other related costs compared to $2.7 million in prior year period. As a percentage of revenues, gross profit for the year ended December 31, 2017 was 13.7% compared to 13.1% for the year ended December 31, 2016.

Selling, General and Administrative Expenses.  GTB Segment selling, general and administrative expenses decreased, notwithstanding the increase in revenues, $1.1 million, or 4.9%, to $21.5 million for the year ended December 31, 2017 from 22.6 million for the year ended December 31, 2016 reflecting a focus on cost discipline.

Global Construction and Agriculture Segment Results

The table below sets forth certain GCA Segment operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2017		2016
Revenues	$309,707	100.0%	$254,024	100.0%
Gross Profit	31,291	10.1	$34,060	13.4
Selling, General & Administrative Expenses	16,845	5.4	$18,240	7.2
Operating Income	14,305	4.6	$15,680	6.2

Revenues.  GCA Segment revenues increased $55.7 million, or 21.9%, to $309.7 million for the year ended December 31, 2017 from $254.0 million for the year ended December 31, 2016. The increase in GCA Segment revenue is primarily a result of:

•	a $38.1 million, or 31%, increase in OEM construction equipment revenues;

•	a $8.6 million, or 50%, increase in OEM truck revenues;

•	a $4.5 million, or 12%, increase in OEM automotive revenues; and
•a $4.5 million, or 6%, increase in revenues from other markets.

GCA Segment 2017 revenues were adversely impacted by foreign currency exchange translation of $0.8 million, which is reflected in the changes in revenue above.

Gross Profit.  GCA Segment gross profit decreased $2.8 million, or 8.2%, to $31.3 million for the year ended December 31, 2017 from $34.1 million for year ended December 31, 2016. Cost of revenues increased $58.5 million, or 26.6%, as a result of an increase in raw material and purchased component costs of $35.9 million, wages and benefits of $7.6 million and overhead expenses of $15.0 million. The decrease in gross profit was primarily attributable to the NA Footprint Adjustment and to rising commodity prices. Additionally, 2017 results included $1.1 million in charges relating to facility restructuring costs compared to $0.7 million in the prior year period. As a percentage of revenues, gross profit was 10.1% for the year ended December 31, 2017 compared to 13.4% for the year ended December 31, 2016.

Selling, General and Administrative Expenses.  GCA Segment selling, general and administrative expenses decreased, notwithstanding the increase in revenues, $1.4 million, or 7.7%, to $16.8 million in the year ended December 31, 2017 from $18.2 million for the year ended December 31, 2016 reflecting a focus on cost discipline.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Results

Revenues. On a consolidated basis, revenue decreased $163.2 million, or 19.8%, to $662.1 million for the year ended December 31, 2016 compared to $825.3 million for the year ended December 31, 2015. The decrease in revenues primarily resulted from decreased heavy-duty truck production volumes in North America, decreased sales volume in global construction markets and unfavorable foreign currency exchange translation. More specifically, the decrease resulted from:

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

Gross Profit.  Gross profit decreased $23.6 million, or 21.3%, to $87.2 million for the year ended December 31, 2016 from $110.8 million for the year ended December 31, 2015. Cost of revenues decreased $139.6 million, or 19.5%, resulting from a decrease in raw material and purchased component costs of $107.1 million, wages and benefits of $10.3 million and overhead expenses of $22.2 million. The decrease in gross profit primarily resulted from the decrease in sales volume. Additionally, 2016 results included $3.4 million in charges relating to facility restructuring costs compared to $2.1 million in the prior year period.  As a percentage of revenues, gross profit was 13.2% for the year ended December 31, 2016 compared to 13.4% for the year ended December 31, 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $10.9 million, or 15.3%, to $60.5 million for the year ended December 31, 2016 from $71.5 million for the year ended December 31, 2015. The decrease in selling, general and administrative expenses was primarily a result of a reduction in force and executive realignment of approximately $6.0 million in overhead and employee-related expenditures, a reduction in outside services and other cost-cutting measures of $3.0 million, driven by a decline in volume, and favorable foreign currency exchange translation of $0.7 million. Additionally, 2016 results included $0.6 million in charges relating to impairment of an asset held for sale.

Other (Income) Expense.  Other (income) expense increased $0.6 million, or 405.9%, to $0.8 million for the year ended December 31, 2016 from $0.2 million for the year ended December 31, 2015. The increase in other (income) expense is due to proceeds from an insurance settlement.

Interest Expense.  Interest, associated with our long-term debt, and other expense was approximately $19.3 million and $21.4 million in the years ended December 31, 2016 and 2015, respectively. The decline reflects a reduction in interest expense as a result of the redemption of $15.0 million of our outstanding notes in the fourth quarter of 2015.

Provision for Income Taxes.  Our provision for income taxes decreased by $9.7 million to $49 thousand for the year ended December 31, 2016 compared to $9.8 million for the year ended December 31, 2015. This decrease primarily resulted from a change in the mix of income from our U.S. to non-U.S. locations and tax valuation allowances released in China and India during 2016. For additional information regarding the income tax provision, refer to Note 8 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Net Income Attributable to CVG Stockholders.  Net income attributable to CVG stockholders was $6.8 million for the year ended December 31, 2016 compared to net income of $7.1 million.
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

Gross Profit.  GTB Segment gross profit decreased $31.0 million, or 36.2%, to $54.7 million for the year ended December 31, 2016 from $85.7 million for the year ended December 31, 2015. Cost of revenues decreased $118.0 million, or 24.6%, as a result of a decrease in raw material and purchased component costs of $91.4 million, wages and benefits of $8.8 million and overhead expenses of $17.7 million. The decrease in gross profit was primarily the result of the decrease in sales volume. Additionally, 2016 results included $2.7 million in charges relating to facility restructuring costs compared to $1.8 million in prior year period, $1.5 million of which relates to Tigard restructuring in 2015. As a percentage of revenues, gross profit was 13.1% for the year ended December 31, 2016 compared to 15.2% for the year ended December 31, 2015.
Selling, General and Administrative Expenses. GTB Segment selling, general and administrative expenses decreased $2.7 million, or 10.7%, to $22.6 million for the year ended December 31, 2016 from $25.3 million for the year ended December 31, 2015 reflecting a focus on cost discipline.

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

Revenues.  GCA Segment revenues decreased $17.6 million, or 6.5%, to $254.0 million for the year ended December 31, 2016 from $271.6 million for the year ended December 31, 2015. The decrease in GCA Segment revenue is primarily a result of:

•	a $13.2 million, or 10%, decrease in OEM construction equipment revenues;

•	a $9.2 million, or 19%, decrease in aftermarket revenues; and

•	a $4.8 million, or 5%, increase in revenues from other markets.

GCA Segment 2016 revenues were adversely impacted by foreign currency exchange translation of $8.6 million, which is reflected in the changes in revenue above.
Gross Profit.  GCA Segment gross profit increased $5.4 million, or 19.0%, to $34.1 million for the year ended December 31, 2016 from $28.6 million for year ended December 31, 2015. Cost of revenues decreased $23.0 million, or 9.5%, as a result of a decrease in raw material and purchased component costs of $17.1 million, wages and benefits of $1.4 million and overhead expenses of $4.5 million. The increase in gross profit, notwithstanding the decline in sales volume, was primarily a result of our cost reduction and restructuring actions for the year ended December 31, 2016. Additionally, 2016 results included $0.7 million in charges relating to facility restructuring costs compared to $0.3 million in the prior year period. As a percentage of revenues, gross profit was 13.4% for the year ended December 31, 2016 compared to 10.5% for the year ended December 31, 2015.
Selling, General and Administrative Expenses.  GCA Segment selling, general and administrative expenses decreased $2.2 million, or 10.8% to $18.2 million for the year ended December 31, 2016 from $20.4 million for the year ended December 31, 2015 reflecting a focus on cost discipline.
Liquidity and Capital Resources
During the year ended December 31, 2017, the Company did not have any borrowings under its asset-based revolver. At December 31, 2017, the Company had liquidity of $111 million; $52 million of cash and $59 million million availability from its asset-based revolver.
We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.
Cash Flows
Our primary source of liquidity during the year ended December 31, 2017 was cash and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures, and servicing of our debt through the next twelve months. However, no assurance can be given that this will be the case. We had no borrowings under our revolving credit facility during 2017.

For the year ended December 31, 2017, cash provided by operations was $2.3 million compared to $49.4 million in the year ended December 31, 2016. and $55.3 million in the year ended December 31, 2015. The decrease in cash provided by operations for the year ended December 31, 2017 compared to 2016 was primarily due to an increase in the investment in working capital in 2017 driven by the increase in sales volume. The decrease in cash provided by operations for the year ended December 31, 2016 compared to 2015 was primarily due to year over year changes in deferred income taxes offset in part by a decrease in the investment in working capital in 2016.

Net cash used in investing activities was $10.8 million for the year ended December 31, 2017 compared to $8.9 million for the year ended December 31, 2016, and $14.5 million for the year ended December 31, 2015. The increase in cash used in investing activities for the year ended December 31, 2017 compared to 2016 was due to an increase in capital expenditures in 2017. The decrease in cash used in investing activities for the year ended December 31, 2016 compared to 2015 was due primarily to a decrease in capital expenditures in 2016 and cash provided from the settlement of corporate-owned life insurance policies in 2016. In 2018, we expect capital expenditures to be in the range of $15 million to $18 million.

Net cash used in financing activities was $72.8 million for the year ended December 31, 2017 compared to $0.7 million for the year ended December 31, 2016, and $16.0 million for the year ended December 31, 2015. The increase in net cash used in financing activities for the year ended December 31, 2017 is attributable to the debt refinancing completed in the second quarter of 2017. The decrease in net cash used for financing activities for the year ended December 31, 2016 primarily resulted from the redemption of $15 million of our 7.875% notes in 2015.

As of December 31, 2017, cash of $38.2 million was held by foreign subsidiaries. We do not have plans to repatriate the earnings held by our foreign affiliates. We intend to use the cash to fund the growth of our foreign operations. Should our plans change with respect to cash held by our foreign subsidiaries, we would accrue and pay the appropriate withholding and local income taxes.

Debt and Credit Facilities

The debt and credit facilities described in Note 6 of the "Notes to Consolidated Financial Statements" are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations	$172,813	$4,375	$8,750	$8,750	$150,938
Estimated interest payments	64,833	13,138	25,043	23,460	3,192
Operating lease obligations	20,021	5,284	6,469	4,893	3,375
Pension and other post-retirement funding	45,314	4,065	8,736	8,966	23,547
Total	$302,981	$26,862	$48,998	$46,069	$181,052
We estimated future interest payments based on the effective interest rate as of December 31, 2017. Since December 31, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
We enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for the entire life of that vehicle platform. These agreements generally provide for the supply of a customer’s production requirements for a particular platform, rather than for the purchase of a specific quantity of products. Additionally, we have recorded a liability of $0.5 million for unrecognized tax benefits as we are uncertain as to if or when this amount may be settled. The Company also recorded $0.3 million for potential penalties and interest associated with unrecognized tax benefits. Accordingly, our obligations under these agreements and regulations are not reflected in the contractual obligations table above.
As of December 31, 2017, we were not a party to significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2017, we had outstanding letters of credit of $2.1 million. We do not believe that these letters of credit will be drawn.
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to accounts receivable reserves, inventory reserves, goodwill, intangible and long-lived assets, income taxes, warranty reserves, litigation reserves and pension and other post-retirement benefit plans. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A - Risk Factors in this Annual Report on Form 10-K for additional information regarding risk factors that may impact our estimates.

Revenue Recognition — We recognize revenue when (1) delivery has occurred or services have been rendered, (2) persuasive evidence of an arrangement exists, (3) there is a fixed or determinable price and (4) collectability is reasonably assured. Our products are generally shipped from our facilities to our customers, which is when legal title passes to the customer for substantially all of our revenues. We enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our requirements is our obligation for the entire production life of the platform and we have no provisions to terminate such contracts. At the time of revenue recognition, we also record estimates for returns and allowances based on historical trends and current market conditions.
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
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax laws and rates expected to be in place when the deferred tax items are realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized.
On December 22, 2017, the U.S. Tax Reform significantly revised the U.S. corporate income tax law. The SEC issued the Staff Accounting Bulletin ("SAB") 118 to address the accounting implications of the U.S Tax Reform. The effects of the U.S. Tax Reform are recognized upon enactment, however, SAB 118 permits a company to recognize provisional amounts when it does not have the necessary information available. The measurement period to finalize our calculations cannot extend beyond one year of the enactment date. The tax provision related to the deemed repatriation of accumulated untaxed earnings of foreign subsidiaries represents the Company’s best estimate. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the U.S. Tax Reform and may change as the Company receives additional clarification and implementation guidance.
Due to the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this provision of the U.S. Tax Reform and the application of ASC 740, Income Taxes. The Company will analyze its global activities to determine whether it expects to have future inclusions in U.S. taxable income related to GILTI provisions, and is not yet able to reasonably estimate the impact of this provision of the U.S. Tax Reform. Therefore, the Company has not made a policy decision or any adjustments related to potential GILTI tax in its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments, from time to time, to manage the impact of changes in foreign currency exchange rates and interest rates and to hedge a portion of future anticipated currency transactions. The counterparties are primarily major financial institutions.
Interest Rate Risk
We have the ability to manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The interest on the Term Loan Facility is variable and is comprised of 1) an Applicable Margin in the case of Term loans of either (i) 5.00% for Base Rate Loans or (ii) 6.00% for LIBOR loans, and 2) LIBOR as quoted two business days prior to the commencement of an interest period provided that LIBOR at no time falls below 1.00%.
The Company entered into an interest rate swap contract to fix the interest rate on an initial aggregate amount of $80.0 million of its initial $175.0 million of variable rate debt thereby reducing exposure to interest rate changes. At December 31, 2017, the interest rate swap agreement was not designated as a hedging instrument; therefore, our interest rate swap agreement has been marked-to-market and the fair value recorded in the Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Consolidated Statements of Operations.

The interest rate swap agreement is more fully described in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of the agreement at December 31, 2017 amounted to long-term asset of $0.5 million, which was included in other long-term assets in our Consolidated Balance Sheets, and a current liability of $0.2 million, which was included in accrued liabilities and other in our Consolidated Balance Sheets.
Foreign Currency Risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. We use forward exchange contracts to hedge certain foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and will hedge a portion or all of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All existing forward foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the Consolidated Balance Sheets with the offsetting noncash gain or loss recorded in our Consolidated Statements of Operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
Outstanding foreign currency forward exchange contracts at December 31, 2017 are more fully described in Note 3 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The fair value of our contracts at December 31, 2017 amounted to a net liability of $0.6 million, which was included in other current liabilities in our Consolidated Balance Sheets. The fair value of our contracts at December 31, 2016 amounted to a net liability of $1.1 million, which was included in other current liabilities in our Consolidated Balance Sheets. None of these contracts have been designated as cash flow hedges; thus, the change in fair value at each reporting date is reflected as a noncash charge (income) in our Consolidated Statements of Operations.
Our primary exposures to foreign currency forward exchange contracts are Mexican peso/U.S. dollar and Japanese yen/Chinese yuan. At December 31, 2017 and 2016, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be immaterial.
Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2017 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2017 are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency. The principal currencies of exposure are the British Pound, Chinese Yuan, Euro, Czech Koruna, Australian Dollar, Japanese Yen, Mexican Peso, Indian Rupee and Ukrainian Hryvnia. Foreign currency translation favorably impacted fiscal year 2017 revenues by $0.5 million, or 0.1 percent.
Effects of Inflation
Inflation potentially affects us in two principal ways. First, any borrowings under our revolving credit facility is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. Although inflation has not had a significant impact in the past few years, the rise in certain commodity prices in 2017 negatively impacted our margins.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II: Valuation of Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 12, 2018

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
	(In thousands, except share and per share amounts)
ASSETS

Current Assets:
Cash	$52,244	$130,160
Accounts receivable, net of allowances of $5,242 and $3,881, respectively	108,595	97,793
Inventories	99,015	71,054
Other current assets	14,792	9,941
Total current assets	274,646	308,948
Property, Plant and Equipment
Land and buildings	25,942	28,203
Machinery and equipment	183,556	167,541
Construction in progress	2,685	8,176
Less accumulated depreciation	(147,553)	(137,879)
Property, plant and equipment, net	64,630	66,041
Goodwill	8,045	7,703
Intangible assets, net of accumulated amortization of $8,533 and $7,048, respectively	14,548	15,511
Deferred income taxes, net	20,273	28,587
Other assets	2,246	1,975
TOTAL ASSETS	$384,388	$428,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,608	$60,556
Accrued liabilities and other	33,944	45,699
Current portion of long-term debt	3,191	—
Total current liabilities	123,743	106,255
Long-term debt	163,758	233,154
Pension and other post-retirement liabilities	15,450	18,938
Other long-term liabilities	6,695	2,728
Total liabilities	309,646	361,075
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (60,000,000 shares authorized; 30,219,278 and 29,871,354 shares issued and outstanding, respectively);	304	299
Treasury stock, at cost: 1,175,795 and 1,014,413 shares, respectively	(9,114)	(7,753)
Additional paid-in capital	239,870	237,367
Retained deficit	(115,083)	(113,378)
Accumulated other comprehensive loss	(41,235)	(48,845)
Total stockholders’ equity	74,742	67,690
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$384,388	$428,765
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share amounts)
Revenues	$755,231	$662,112	$825,341
Cost of revenues	662,666	574,882	714,519
Gross Profit	92,565	87,230	110,822
Selling, general and administrative expenses	59,800	60,542	71,469
Amortization expense	1,320	1,305	1,327
Operating Income	31,445	25,383	38,026
Other income	(1,349)	(769)	(152)
Interest expense	19,149	19,318	21,359
Income Before Provision for Income Taxes	13,645	6,834	16,819
Provision for income taxes	15,350	49	9,758
Net (loss) income	(1,705)	6,785	7,061
Less: Non-controlling interest in subsidiary’s income	—	—	1
Net (loss) income attributable to CVG	$(1,705)	$6,785	$7,060
(Loss) earnings per common share
Basic	$(0.06)	$0.23	$0.24
Diluted	$(0.06)	$0.23	$0.24
Weighted average shares outstanding
Basic	29,942	29,530	29,209
Diluted	29,942	29,878	29,399

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Net (loss) income	$(1,705)	$6,785	$7,061
Other comprehensive income (loss):
Foreign currency translation adjustments	7,141	(3,234)	(4,572)
Minimum pension liability, net of tax	469	(5,957)	2,206
Other comprehensive income (loss)	7,610	(9,191)	(2,366)
Comprehensive income (loss)	$5,905	$(2,406)	$4,695
Less: Comprehensive loss attributed to noncontrolling interests	—	—	(35)
Comprehensive income (loss) attributable to CVG stockholders	$5,905	$(2,406)	$4,730

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity	Non- Controlling Interest	Total
	Shares	Amount
	(In thousands, except share data )
BALANCE - December 31, 2014	29,148,504	$296	$(6,622)	$231,907	$(129,492)	$(37,288)	$58,801	$35	$58,836
Issuance of restricted stock	400,195	4	—	—	—	—	4	—	4
Surrender of common stock by employees	(99,920)	(6)	(417)	—	—	—	(423)	—	(423)
Share-based compensation expense	—	—	—	2,853	—	—	2,853	—	2,853
Total comprehensive (loss) income	—	—	—	—	7,061	(2,366)	4,695	(35)	4,660
BALANCE - December 31, 2015	29,448,779	$294	$(7,039)	$234,760	$(122,431)	$(39,654)	$65,930	$—	$65,930
Issuance of restricted stock	557,584	$5	$—	$—	$—	$—	$5	$—	$5
Surrender of common stock by employees	(135,009)	—	(714)	—	—	—	(714)	—	(714)
Share-based compensation expense	—	—	—	2,607	—	—	2,607	—	2,607
Recognition of excess tax benefits on share-based compensation expense	—	—	—	—	2,268	—	2,268	—	2,268
Total comprehensive (loss) income	—	—	—	—	6,785	(9,191)	(2,406)	—	(2,406)
BALANCE - December 31, 2016	29,871,354	$299	$(7,753)	$237,367	$(113,378)	$(48,845)	$67,690	$—	$67,690
Issuance of restricted stock	509,306	$5	$—	$—	$—	$—	$5	$—	$5
Surrender of common stock by employees	(161,382)	—	(1,361)	—	—	—	(1,361)	—	(1,361)
Share-based compensation expense	—	—	—	2,503	—	—	2,503	—	2,503
Total comprehensive (loss) income	—	—	—	—	(1,705)	7,610	5,905	—	5,905
BALANCE - December 31, 2017	30,219,278	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742	$—	$74,742

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016		2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,705)	$6,785		$7,061
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,344	16,451		17,710
Provision for doubtful accounts	5,622	5,552		4,640
Noncash amortization of debt financing costs	1,251	840		1,059
Loss on early extinguishment of debt	—	—		591
Shared-based compensation expense	2,503	2,607		2,853
(Gain) loss on sale of assets	(586)	80		596
Deferred income taxes	7,992	(2,525)		8,157
Noncash (gain) loss on forward exchange contracts	(726)	603		151
Impairment of equipment held for sale	—	616		—
Change in other operating items:
Accounts receivable	(13,794)	25,501		166
Inventories	(25,104)	2,993		6,761
Prepaid expenses	(814)	(978)		(3,743)
Accounts payable	23,250	(4,263)		(3,642)
Accrued liabilities	(12,284)	(1,997)		8,211
Other operating activities, net	1,308	(2,900)		4,728
Net cash provided by operating activities	2,257	49,365		55,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,458)	(11,429)		(14,685)
Proceeds from disposal/sale of property, plant and equipment	2,682	37		108
Proceeds from corporate-owned life insurance policies	—	2,489		—
Other investing activities, net	—	—		71
Net cash used in investing activities	(10,776)	(8,903)		(14,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Term Loan Facility	175,000	—		—
Repayment of Term Loan principal	(2,188)	—		—
Surrender of common stock by employees	(1,361)	(714)		(417)
Redemption of Notes	(235,000)	—	—	(15,000)
Prepayment charge for redemption of 7.875% Notes	(1,543)	—		—
Prepayment of Term Loan Facility Discount	(3,500)	—		—
Payment of Debt Issuance Costs	(4,256)	—		—
Early payment fee on debt and other debt issuance costs	—	—		(591)
Net cash used in financing activities	(72,848)	(714)		(16,008)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	3,451	(1,782)		(2,682)
NET (DECREASE) INCREASE IN CASH	(77,916)	37,966		22,103
CASH:
Beginning of period	130,160	92,194		70,091
End of period	$52,244	$130,160		$92,194
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,572	$18,684		$19,939
Cash paid for income taxes, net	$3,276	$2,495		$1,545
Unpaid purchases of property and equipment included in accounts payable	$109	$488		$905

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

1.	Organization

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

Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electric wire harness and panel assemblies designed for applications primarily in commercial vehicles.

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

Unless otherwise indicated, all amounts are in thousands, except share and per share amounts.

2.	Significant Accounting Policies
Principles of Consolidation - The accompanying consolidated financial statements include the accounts of our wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, returns and allowances, inventory reserves, goodwill, intangible and long-lived assets, pension and other post-retirement benefits, product warranty reserves, litigation reserves, and income tax valuation allowances. Actual results may differ materially from those estimates.

Reclassifications - Certain reclassifications to the Consolidated Cash Flows have been made to prior year amounts to conform to current year presentation.

Cash - Cash consists of deposits with high credit-quality financial institutions.

Accounts Receivable - Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. This is accomplished through two contra-receivable accounts - returns and allowances and allowance for doubtful accounts.
Returns and allowances are used to record estimates of returns or other allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This amount is estimated based on historical trends and current market conditions, with the offset to revenues.
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
Inventories - Inventories are valued at the lower of first-in, first-out cost or market. Inventory quantities on-hand are regularly reviewed and when necessary provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use.
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements	15 to 40 years
Machinery and equipment	3 to 20 years
Tools and dies	3 to 7 years
Computer hardware and software	3 to 5 years
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for each of the years ended December 31, 2017, 2016 and 2015 was $14.0 million, $15.1 million and $16.4 million, respectively.
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
Revenue Recognition - We recognize revenue when 1) delivery has occurred or services have been rendered, 2) persuasive evidence of an arrangement exists, 3) there is a fixed or determinable price, and 4) collectability is reasonably assured. Title on our products generally passes to the customer when product is shipped from our facilities to our customers.
Income Taxes - We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities based on enacted tax laws and rates expected to be in place when the deferred tax items are realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that a portion of the deferred tax assets will not be realized. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized.

We evaluate tax positions for recognition by determining, based on the weight of available evidence, whether it is more likely than not the position will be sustained upon audit. Any interest and penalties related to our uncertain tax positions are recognized in income tax expense.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform") was signed into law. The U.S. Tax Reform significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, establishing a quasi territorial tax system and imposing a one-time tax on the deemed repatriation of earnings of foreign subsidiaries. The tax provision related to the deemed repatriation of accumulated untaxed earnings of foreign subsidiaries represents the Company's best estimate. This provisional amount incorporates assumptions made based upon the Company's current interpretation of the U.S. Tax Reform and may change as the Company receives additional clarification, implementation guidance and finalization of foreign tax returns. Any adjustments to the provisional amount will be recognized as a component of the provision for income taxes in the period in which such adjustments are determined, but in any event no later than the fourth quarter of 2018.
Due to the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, the Company continues to evaluate this provision of the U.S. Tax Reform and the application of ASC 740, Income Taxes. The Company will analyze its global activities to determine whether it expects to have future inclusions in U.S. taxable income related to GILTI provisions, and is not yet able to reasonably estimate the impact of this provision of the U.S. Tax Reform. Therefore, the Company has not made a policy decision or any adjustments related to potential GILTI tax in its financial statements.
Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments and minimum pension liability adjustments. See Note 15 for a rollforward of activity in accumulated comprehensive loss.
Fair Value of Financial Instruments - The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (i.e., inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3 - Significant unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2017 and 2016, receivables from our largest customers, A.B. Volvo, Daimler Trucks, Caterpillar, Navistar, John Deere and PACCAR, represented approximately 59% and 64% of total receivables, respectively.
Foreign Currency Translation - Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period and revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive loss in stockholders’ equity. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity are included in the results of operations.
Foreign Currency Forward Exchange Contracts - We use forward exchange contracts to hedge certain of the foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations, and hedge a portion of the anticipated long or short position. The contracts typically run from one month up to eighteen months. All forward foreign exchange contracts are not designated as hedging instruments and have been marked-to-market and the fair value of contracts recorded in the Consolidated Balance Sheets with the offsetting non-cash gain or loss recorded in our Consolidated Statements of Operations. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
Interest Rate Swap Agreement - We use an interest rate swap agreement to fix the interest rate on variable interest debt thereby reducing exposure to interest rate changes. The interest rate swap contract was not designated as a hedging instrument; therefore, our interest rate swap contract has been marked-to-market and the fair value of the contract recorded in the Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in ASU No. 2018-02 allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company will record a reclassification for the restatement of deferred taxes associated with the Company's pension and post-retirement plans. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". ASU 2017-09 provides clarity of accounting for modifications of share-based awards. The Company does not anticipate this ASU will have a material impact on share-based compensation. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". ASU 2017-07 requires employers to report service costs in the same line item as compensation costs arising from services rendered by associated employees during the period. The Company does not anticipate this ASU to have a material impact on its pension disclosures. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to its carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company anticipates this ASU to simplify a component of its goodwill assessment. The Company does not anticipate an impact to its overall valuation of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019.
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
Revenue Recognition Guidance

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition", and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies will be required to provide more disclosure regarding the nature, amount, timing and uncertainty of cash flows. Additionally, companies must disclose performance obligations to customers and significant inputs, assumptions and methodologies impacting the timing of recognition. During 2016, the FASB also issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)"; ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing"; ASU 2016-11, "Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting"; ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", all of which were issued to improve and clarify the guidance in ASU 2014-09.
The mandatory adoption date of each of the revenue recognition ASUs referenced above is January 1, 2018. Under guidance in effect as of December 31, 2017, we typically recognized revenue when products are shipped and risk of loss has transferred to the customer. Under the new guidance, the customized nature of some of our products and provisions of some of our customer contracts provide us with an enforceable right to payment. Based on our current customer contracts, we do not anticipate the need to adjust the timing of when revenue is recognized. We evaluated our customer owned tooling, engineering and design services, and pre-production customer arrangements under the new guidance and determined that we would not be required to change the timing of revenue recognition or presentation of revenue and costs associated with such arrangements. We assessed standard customer warranties to determine if they represent a material right to the customer and determined that the new guidance will not have a material impact on our Consolidated Balance Sheets, Statements of Operations, Statements of Stockholders' Equity, or Statements of Cash Flows. We will apply the cumulative effect transition method.
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that are not included in the Consolidated Balance Sheets under existing accounting guidance. The Company is reviewing its population of lease arrangements, including facility leases and machinery and equipment leases. The lease terms are not generally complex in nature. The Company will update its accounting policies as we complete our assessment of leases. The Company will also review other arrangements which could contain embedded lease arrangements to be considered under the revised guidance. The Company will determine the impact of the new guidance on its current lease arrangements that are expected to remain in place during 2019 and beyond.

3.	Fair Value Measurement
At December 31, 2017, our financial instruments consisted of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange purchase and sales contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2.
Interest Rate Swap Agreement. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designed to mitigate changes in the interest rate of a portion of the outstanding borrowings. The Company entered into a series of interest rate swaps to initially cover $80 million of its outstanding debt under the senior secured term loan facility. The Company expects these derivatives to remain effective during the remaining term of the swaps and will record the impact in interest expense in the Consolidated Statements of Operations.

The fair values of our derivative assets and liabilities measured on a recurring basis as of December 31 are categorized as follows:

		2017				2016
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$20	$—	$20	$—	$142	$—	$142	$—
	Interest rate swap agreement [2]	$515	$—	$515	$—	$—	$—	$—	$—
Derivative liabilities	Foreign exchange contract [3]	$627	$—	$627	$—	$1,234	$—	$1,234	$—
	Interest rate swap agreement [4]	$246	$—	$246	$—	$—	$—	$—	$—

[1]	Presented in the Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

[3]	Presented in the Consolidated Balance Sheets in accrued liabilities and other and based on observable market transactions of spot and forward rates.

[4]	Presented in Consolidated Balance Sheets in accrued liabilities and other, and based on observable market transactions of forward rates.
The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2017		2016
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$17,491	$16,838	$18,593	$17,213
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for derivatives not designated as hedging instruments at December 31:

		2017	2016
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$457	$(603)
Interest rate swap agreement	Interest Income	$269	$—
Long-term Debt.   The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on the use of these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt at December 31 are as follows:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.875% senior secured notes due April 15, 2019	$—	$—	$233,154	$231,391
Term loan and security agreement [1]	$166,949	$169,972	$—	$—

[1]
Presented in the Consolidated Balance Sheets as the current portion of long-term debt (net of current prepaid debt financing costs and current original issue discount) of $3.2 million and long-term debt (net of long-term prepaid debt financing costs and long-term original issue discount) of $163.8 million.

Long-lived Assets. There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of December 31, 2017 and December 31, 2016, except for an impairment of $0.6 million recognized in the first quarter of 2016 for an asset held for sale based on the estimated selling price less selling costs of $0.8 million . The asset was classified as held for sale at its estimated fair value of $0.8 millionas of December 31, 2016. The impairment was recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The asset was classified as Level 2.

4.	Inventories
Inventories consisted of the following as of December 31:

	2017	2016
Raw materials	$73,026	$46,352
Work in process	10,136	11,234
Finished goods	15,853	13,468
	$99,015	$71,054

5.	Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2017	2016
Compensation and benefits	$12,904	$10,435
Taxes payable	3,564	2,517
Warranty costs	3,490	5,552
Insurance	2,432	5,237
Legal and professional fees	1,588	2,827
Accrued freight	1,544	1,465
Accrued services	1,207	1,309
Deferred tooling revenue	806	2,773
Interest	146	3,892
Restructuring	43	2,271
Other	6,220	7,421
	$33,944	$45,699

6.	Debt
Debt consisted of the following at December 31:

	2017	2016
7.875% senior secured notes due April 15, 2019	$—	$233,154
Term loan and security agreement [1]	$166,949	$—

[1]
Presented in the Consolidated Balance Sheets as the current portion of long-term debt (net of current prepaid debt financing costs of $0.6 million and current original issue discount of $0.6 million) of $3.2 million and long-term debt (net of long-term prepaid debt financing costs of $2.2 million and long-term original issue discount of 2.4 million) of $163.8 million.

Term Loan and Security Agreement

On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility (the “Term Loan Facility”), maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”) with the Company and certain subsidiaries of the Company party thereto as guarantors, Bank of America, N.A., as administrative agent, and other lender parties thereto. Concurrent with the closing of the TLS Agreement, the proceeds of the Term Loan Facility were used, together with cash on hand in the amount of $74.0 million, to (a) fund the redemption, satisfaction and discharge of all of the Company’s outstanding 7.875% notes along with accrued interest; and (b) pay related transaction costs, fees and expenses. In conjunction with the redemption of the 7.875% notes, the Company recognized a non-cash charge of $1.6 million in the second quarter of 2017 to write-off deferred financing fees and a prepayment charge for interest of $1.5 million paid to bondholders during the 30-day notification period associated with the redemption of the 7.875% notes.

The interest on the Term Loan Facility is variable and is comprised of 1) an Applicable Margin in the case of Term loans of either (i) 5.00% for Base Rate Loans or (ii) 6.00% for LIBOR loans, and 2) LIBOR as quoted two business days prior to the commencement of an interest period provided that LIBOR at no time falls below 1.00%. There was $0.1 million in accrued interest as of December 31, 2017. The unamortized deferred financing fees of $2.8 million and original issue discount of $3.0 million are netted against the aggregate book value of the outstanding debt to arrive at a balance of $166.9 million as of December 31, 2017 and are being amortized over the remaining life of the agreement. The weighted average interest rate was 7.22% as of December 31, 2017.
The Term Loan Facility is a senior secured obligation of the Company. Our obligations under the TLS Agreement are guaranteed by the Company and certain subsidiaries of the Company. The obligations of the Company and the guarantors under the TLS Agreement are secured (subject to certain permitted liens) by a first-priority lien on substantially all of the non-current assets (and a second priority lien on substantially all of the current assets) of the Company and the guarantors, including a first priority pledge of certain capital stock of the domestic and foreign subsidiaries directly owned by the Company and the guarantors. The liens, the security interests and all of the obligations of the Company and the guarantors and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the Company, the guarantors, the agent for the lenders party to the Company’s revolving credit facility and the collateral agent under the TLS Agreement.
Terms, Covenants and Compliance Status
The TLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. In addition, the TLS Agreement contains a financial maintenance covenant requiring the Company to maintain a total leverage ratio as of the last day of any fiscal quarter not to exceed the ratios set forth in the applicable table within the TLS Agreement. The TLS Agreement also contains customary reporting and other affirmative covenants. We were in compliance with the covenants as of December 31, 2017.
The TLS Agreement requires the Company to repay principal of approximately $1.1 million on the last day of each quarter commencing with the quarter ending September 30, 2017 with the remaining outstanding principal due at maturity on April 12, 2023.
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
The TLS Agreement requires the Company to make mandatory prepayments with excess cash flow, the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds, and in the case of an asset disposition or insurance or condemnation event, to the extent the Company does not reinvest the proceeds within the periods set forth in the TLS Agreement.
The TLS Agreement includes customary events of default (subject in certain cases to customary grace and cure periods) which include, among others:
• nonpayment of obligations when due;
• breach of covenants or other agreements in the TLS Agreement; and
• defaults in payment of certain other indebtedness.
Revolving Credit Facility

On April 12, 2017, Commercial Vehicle Group Inc. and certain subsidiaries, collectively the "borrowers", entered into the Third Amended and Restated Loan and Security Agreement ("Third ARLS Agreement") increasing its senior secured revolving credit facility to $65 million from $40 million and setting the maturity date to April 12, 2022. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the Third ARLS Agreement.
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
The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Domestic Base Rate Loans	LIBOR Revolver Loans
III	≥ to $24,000,000	0.50%	1.50%
II	> $12,000,000 but < $24,000,000	0.75%	1.75%
I	≤ to $12,000,000	1.00%	2.00%
The applicable margin will be subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to borrowers' failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2017, the applicable margin was set at Level III.
The unamortized deferred financing fees associated with our revolving credit facility of $0.9 million and $0.1 million as of December 31, 2017 and December 31, 2016, respectively, are being amortized over the remaining life of the agreement. As of December 31, 2017 and December 31, 2016, we did not have borrowings under the revolving credit facility and had outstanding letters of credit of $2.1 million and $2.5 million, respectively. We had borrowing availability of $58.6 million at December 31, 2017.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Third ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio. The borrowers however are not required to comply with the fixed charge coverage ratio requirement for as long as the borrowers maintain borrowing availability under the revolving credit facility at the greater of (i) $5,000,000 or (ii) ten percent (10%) of the revolving commitments. If borrowing availability falls below this threshold at any time, the borrowers would be required to comply with the fixed charge coverage ratio of 1.00:1.00 as of the end of each relevant fiscal quarter, and would be required to continue to comply with these requirements until the borrowers have borrowing availability in excess of this threshold for 60 consecutive days. Since the Company had borrowing availability in excess of this threshold from December 31, 2016 through December 31, 2017, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2017.
The Third ARLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. The Third ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2017.
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
The Third ARLS Agreement includes customary events of default (subject in certain cases to customary grace and cure periods) which include, among others:

•nonpayment of obligations when due;
•breach of covenants or other agreements in the Third ARLS Agreement;
•a change of control; and
•defaults in payment of certain other indebtedness, including the term loan credit facility.

7.	Goodwill and Intangible Assets
Our intangible assets as of December 31 were comprised of the following:

	December 31, 2017
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,472	$(3,639)	$54	$4,887
Customer relationships	15 years	14,609	(4,991)	43	9,661
		$23,081	$(8,630)	$97	$14,548

	December 31, 2016
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,378	$(3,283)	$90	$5,185
Customer relationships	15 years	14,181	(4,027)	172	10,326
		$22,559	$(7,310)	$262	$15,511
The aggregate intangible asset amortization expense was $1.3 million for each of the fiscal years ended December 31, 2017, 2016 and 2015. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2017 is $1.3 million per year through December 31, 2019 and $1.2 million in 2020 through 2022.
The changes in the carrying amounts of goodwill for the years ended December 31 are as follows:

	2017	2016
Balance - Beginning of the year	$7,703	$7,834
Currency translation adjustment	342	(131)
Balance - End of the year	$8,045	$7,703

8.	Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2017	2016	2015
Domestic	$(2,093)	$(13,928)	$16,819
Foreign	15,738	20,762	—
Total	$13,645	$6,834	$16,819
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2017	2016	2015
Federal provision at statutory rate	$4,776	$2,392	$5,887
U.S./Foreign tax rate differential	(919)	(1,842)	1
Foreign non-deductible expenses	(2,006)	743	(479)
Foreign tax provision	615	336	296
State taxes, net of federal benefit	73	(171)	556
State tax rate change, net of federal benefit	(264)	541	32
Change in uncertain tax positions	81	114	236
Change in valuation allowance	2,475	(1,858)	3,283
Tax credits	(152)	(104)	(283)
Share-based compensation	(657)	(108)	459
Change in U.S. corporate tax rate	7,214	—	—
Repatriation of foreign earnings	3,964	—	—
Other	150	6	(230)
Provision for income taxes	$15,350	$49	$9,758
The provision (benefit) for income taxes for the years ended December 31 follows:

	2017			2016			2015
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$2,954	$7,716	$10,670	$(4)	$(1,801)	$(1,805)	$(153)	$6,077	$5,924
State and local	362	(371)	(9)	(27)	1,021	994	380	389	769
Foreign	4,042	647	4,689	2,605	(1,745)	860	1,374	1,691	3,065
Total	$7,358	$7,992	$15,350	$2,574	$(2,525)	$49	$1,601	$8,157	$9,758
A summary of deferred income tax assets and liabilities as of December 31 follows:

	2017	2016
Noncurrent deferred tax assets:
Amortization and fixed assets	$1,835	$4,109
Accounts receivable	396	815
Inventories	2,254	2,899
Pension obligations	2,903	4,623
Warranty obligations	973	2,519
Accrued benefits	787	1,060
Foreign exchange contracts	89	460
Restricted stock	73	145
Tax credits carryforwards	1,611	2,238
Net operating loss carryforwards	24,784	20,130
Other temporary differences not currently available for tax purposes	(411)	2,135
Total noncurrent deferred tax assets	$35,294	$41,133
Valuation allowance	(15,021)	(12,546)
Net noncurrent deferred tax assets	$20,273	$28,587
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(100)	$(764)
Net operating loss carryforwards	—	2,178
Other temporary differences not currently available for tax purposes	60	(1,430)
Total noncurrent tax liabilities	(40)	(16)
Total net deferred tax asset	$20,233	$28,571

Our overall deferred tax position was a net deferred tax asset of $20.2 million. The $8.3 million change in our net deferred tax asset position includes a $7.2 million reduction attributable to the decrease in U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Staff Accounting Bulletin ("SAB") 118 addresses the accounting implications of the U.S Tax Reform. Under SAB 118, the assessment of the $7.2 million remeasurement of our net deferred tax asset position is complete.
The U.S. Tax Reform gave rise to a provision of $4.0 million on the deemed repatriation of accumulated untaxed earnings of foreign subsidiaries. Under SAB 118, the assessment of the $4.0 million of accumulated untaxed earnings of foreign subsidiaries is reasonably estimated. The measurement period to finalize our calculations cannot extend beyond one year of the enactment date. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense in the period the amounts are determined.
We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with unused tax attributes expiring and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.
During 2017, we recorded additional valuation allowances of $2.3 million in certain foreign affiliates, notably Luxembourg and United Kingdom, due to pre-tax losses or a decrease in earnings in the current year. We increased a valuation allowance of $0.2 million for deferred assets associated with certain U.S. state tax net operating loss carry forwards. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
As of December 31, 2017, we had $71.5 million of foreign, $24.0 million of U.S. federal and $65.6 million of U.S. state net operating loss carryforwards available to offset future taxable income. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. Generally, our net operating loss carryforwards continue through 2037. Although some of our net operating loss carryforwards expire beginning in 2018, there are certain tax jurisdictions with no expiration dates. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2017, we had $1.6 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited by the ability to generate federal taxable income in future years; the credits will expire between 2026 and 2038.
As of December 31, 2017, cash of $38.2 million was held by foreign subsidiaries. We do not have any plans to repatriate the earnings held by our foreign affiliates and consider these earnings to be indefinitely reinvested. Rather, we intend to use the cash to fund the growth of our foreign operations. Should our plans change with respect to cash held by our foreign subsidiaries, we would accrue and pay the appropriate withholding and local income taxes.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by any of the taxing authorities for years before 2014.
As of December 31, 2017, and 2016, we provided a liability of $0.5 million and $0.6 million, respectively, for unrecognized tax benefits related to U.S. federal and state, and foreign jurisdictions. These unrecognized tax benefits are netted against their related noncurrent deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.3 million and $0.2 million accrued for the payment of interest and penalties as of December 31, 2017 and December 31, 2016, respectively. Accrued interest and penalties are included in the $0.5 million of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2017	2016	2015
Balance - Beginning of the year	$628	$489	$27
Gross increase - tax positions in prior periods	68	40	445
Gross decreases - tax positions in prior periods	(38)	—	—
Gross increases - current period tax positions	29	103	44
Lapse of statute of limitations	(221)	(4)	(27)
Currency translation adjustment	19	—	—
Balance - End of the year	$485	$628	$489

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
The GTB Segment manufactures and sells the following products:

•	Seats, Trim, sleeper boxes, cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Electric wire harness assemblies and Seats for construction, agricultural, industrial, automotive, mining and military industries in North America, Europe and Asia-Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
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
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the year ended December 31, 2017. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$455,864	$299,367	$—	$755,231
Intersegment Revenues	1,906	10,340	(12,246)	—
Total Revenues	$457,770	$309,707	$(12,246)	$755,231
Gross Profit	$62,668	$31,291	$(1,394)	$92,565
Depreciation and Amortization Expense	$7,875	$4,736	$2,733	$15,344
Selling, General & Administrative Expenses	$21,507	$16,845	$21,448	$59,800
Operating Income	$39,983	$14,305	$(22,843)	$31,445

Capital Expenditures and Other Items:
Capital Expenditures	$6,290	$5,324	$1,953	$13,567
Other Items [1]	$777	$1,146	$2,377	$4,300
1 Other items include costs associated with restructuring activities, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and litigation settlement costs associated with a consulting contract.

The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the year ended December 31, 2016. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2016
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$415,154	$246,958	$—	$662,112
Intersegment Revenues	1,125	7,066	(8,191)	—
Total Revenues	$416,279	$254,024	$(8,191)	$662,112
Gross Profit	$54,665	$34,060	$(1,495)	$87,230
Depreciation and Amortization Expense	$8,545	$5,581	$2,325	$16,451
Selling, General & Administrative Expenses	$22,557	$18,240	$19,745	$60,542
Operating Income	$30,943	$15,680	$(21,240)	$25,383

Capital Expenditures and Other Items:
Capital Expenditures	$6,384	$4,609	$924	$11,917
Other Items [1]	$2,712	$723	$688	$4,123
1 Other items include costs associated with restructuring activities, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and the write down of an asset held for sale.
The following table presents segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items as of and for the year ended December 31, 2015. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2015
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$564,651	$260,690	$—	$825,341
Intersegment Revenues	618	10,937	(11,555)	—
Total Revenues	$565,269	$271,627	$(11,555)	$825,341
Gross Profit	$85,702	$28,627	$(3,507)	$110,822
Depreciation and Amortization Expense	$8,909	$5,855	$2,946	$17,710
Selling, General & Administrative Expenses	$25,263	$20,442	$25,764	$71,469
Operating Income	$59,252	$8,044	$(29,270)	$38,026

Capital Expenditures and Other Items:
Capital Expenditures	$7,579	$4,688	$3,323	$15,590
Other Items [1]	$1,838	$494	$—	$2,332
1 Other items include costs associated with restructuring activities, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.
The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2017		2016		2015
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$560,412	$50,207	$496,473	$54,334	$635,627	$59,280
All other countries	194,819	14,423	165,639	11,707	189,714	11,681
	$755,231	$64,630	$662,112	$66,041	$825,341	$70,961
Revenues are attributed to geographic locations based on the geography from which the legal entity operates. Included in all other countries are intercompany sales eliminations.
The following is the composition by product category of our revenues:

	Years Ended December 31,
	2017		2016		2015
	Revenues	%	Revenues	%	Revenues	%
Seats and seating systems	$314,717	42	$280,575	42	$339,724	41
Electric wire harnesses and panel assemblies	189,154	25	149,417	23	154,417	19
Trim systems and components	150,228	20	132,623	20	179,713	22
Cab structures, sleeper boxes, body panels and structural components	56,417	7	57,605	9	96,046	12
Mirrors, wipers and controls	44,715	6	41,892	6	55,441	6
	$755,231	100	$662,112	100	$825,341	100

10.	Commitments and Contingencies
Leases - We lease office, warehouse and manufacturing space, and certain equipment under non-cancelable operating lease agreements that require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Lease expense under these arrangements was $12.0 million, $10.6 million and $11.3 million in 2017, 2016 and 2015, respectively. Capital lease agreements entered into by us are immaterial. Anticipated future lease costs are based in part on certain assumptions to approximate minimum annual rental commitments at December 31, 2017 under non-cancelable operating leases are as follows:

Year Ending December 31,
2018	$5,284
2019	$3,799
2020	$2,670
2021	$2,511
2022	$2,382
Thereafter	$3,375
Guarantees - We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2017 and 2016, we had no such guarantees.
Litigation - We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, service provider disputes, intellectual property disputes, and disputes arising out of alleged defects, breach of contracts, product warranties and environmental matters. Management believes that we maintain adequate insurance or we have established reserves for issues that are probable and estimable in amounts that are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with assurance.
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2017 and 2016 are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets. The following presents a summary of the warranty provision for the years ended December 31:

	2017	2016
Balance - Beginning of the year	$5,552	$7,580
Provision for new warranty claims	3,461	1,798
Change in provision for preexisting warranty claims	(1,065)	389
Deduction for payments made	(4,579)	(3,819)
Currency translation adjustment	121	(396)
Balance - End of year	$3,490	$5,552

Debt Payments - As disclosed in Note 6, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows, and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five fiscal years and the remaining years thereafter:

Year Ending December 31,
2018	$4,375
2019	$4,375
2020	$4,375
2021	$4,375
2022	$4,375
Thereafter	$150,938

11.	Stockholders’ Equity
Common Stock - Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 30,219,278 and 29,871,354 shares outstanding as of December 31, 2017 and 2016, respectively.
Preferred Stock - Our authorized capital stock consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no shares outstanding as of December 31, 2017 and 2016.
(Loss) Earnings Per Share - Basic (loss) earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive.
Diluted (loss) earnings per share for years ended December 31, 2017, 2016 and 2015 includes the effects of potential common shares when dilutive and is as follows:

	2017	2016	2015
Net (loss) income attributable to common stockholders	$(1,705)	$6,785	$7,060
Weighted average number of common shares outstanding	29,942	29,530	29,209
Dilutive effect of restricted stock grants after application of the treasury stock method	—	348	190

Dilutive shares outstanding	29,942	29,878	29,399
Basic and dilutive (loss) earnings per share attributable to common stockholders	$(0.06)	$0.23	$0.24
For the years ended December 31, 2017 and 2016, diluted (loss) earnings per share excludes 787 thousand shares and 350 thousand shares, respectively, of nonvested restricted stock as the effect would have been anti-dilutive.

Dividends — We have not declared or paid any cash dividends in the past. The terms of the Third ARLS Agreement restricts the payment or distribution of our cash or other assets, including cash dividend payments.

12.	Performance Awards

Awards, defined as cash, shares or other awards, may be granted to employees under the Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The cash award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (I) the cumulative value of dividends and other distributions paid on the Common Stock (or the publicly traded common stock of the applicable Peer Group company) for the applicable measurement period, and (II) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is paid out at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not employed as of the payment date, the award is forfeited. These grants were accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. Performance awards were granted under the 2014 EIP in November 2017, 2016, and 2015. Expense associated with the performance awards is reported in selling, general and administrative expenses in the Consolidated Statements of Operations. The unrecognized expense is $2.0 million as of December 31, 2017. The following table summarizes the grant activity for the years December 31, 2017, 2016 and 2015:

Grant Date	Grant Amount	Adjustments	Forfeitures	Payments	Adjusted Award Value at December 31, 2017	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2014	$2,087	(495)	$(1,097)	$(495)	$—	November 2017	0
November 2015	1,487	646	(197)	$—	1,936	November 2018	10
November 2016	1,434	(454)	(37)	—	943	November 2019	22
November 2017	1,584	(755)	—	—	829	November 2020	34
	$6,592	$(1,058)	$(1,331)	$(495)	$3,708

13.	Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $2.5 million, $2.6 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Restricted Stock Awards - Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of and that may be forfeited in the event of certain terminations of employment or separation from the board of directors prior to the end of a restricted period set by the compensation committee of the board of directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. The following table summarizes information about unvested restricted stock grants (in thousands, except for share data):

Grant	Shares	Vesting Schedule	Unearned Compensation	Remaining Period (in months)
October 2015	595,509	3 equal annual installments commencing on October 20, 2016	$451.7	10
January/March 2016	62,610	3 equal annual installments commencing on October 20, 2016	$22.5	10
October 2016	410,751	3 equal annual installments commencing on October 20, 2017	$1,250.6	22
July 2017	5,701	3 equal annual installments commencing on July 13, 2017	$28.5	22
October 2017	302,574	3 equal annual installments commencing on October 20, 2018	$2,797.6	34
October 2017	45,965	Shares vesting as of October 20, 2018	$375.0	10
As of December 31, 2017, there was approximately $4.9 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of December 31, 2017 and changes during the twelve-month period ending December 31, 2017, 2016 and 2015 is presented below:

	2017		2016		2015
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested - beginning of year	981	$4.70	1,128	$4.24	915	$6.96
Granted	354	$9.77	571	$5.05	818	$3.24
Vested	(509)	$4.90	(558)	$4.68	(400)	$7.06
Forfeited	(39)	$4.84	(160)	$4.35	(205)	$6.93
Nonvested - end of year	787	$6.84	981	$4.70	1,128	$4.24
As of December 31, 2017, a total of 2.6 million shares were available for future grants from the shares authorized for award under our 2014 Equity Incentive Plan, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2017; however, our employees surrendered 161 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

14.	Defined Contribution Plans, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plans - We sponsor various defined contribution plans covering all eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plans, we elect to match a certain percentage of the participants’ contributions to the plans, as defined. We recognized expense associated with these plans of $3.0 million in 2017, $2.7 million in 2016 and $2.8 million in 2015.
Pension and Other Post-Retirement Benefit Plans - We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Each of the plans are frozen to new participants. All of the plans, except for the Shadyside facility pension plan, are frozen to additional service credits earned. Our policy is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.
The change in benefit obligation, plan assets and funded status as of December 31 consisted of the following:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation — Beginning of the year	$47,512	$47,795	$40,820	$39,186
Service cost	116	126	—	—
Interest cost	1,810	1,878	1,138	1,370
Participant contributions	8	7	—	—
Benefits paid	(2,188)	(2,161)	(1,309)	(1,454)
Actuarial loss (gain)	2,814	(133)	1,099	9,234
Exchange rate changes	—	—	3,989	(7,516)
Benefit obligation at end of the year	50,072	47,512	45,737	40,820
Change in plan assets:
Fair value of plan assets — Beginning of the year	38,390	36,270	31,080	33,608
Actual return on plan assets	6,584	2,035	1,798	4,214
Employer contributions	2,252	2,239	747	756
Participant contributions	8	7	—	—
Benefits paid	(2,188)	(2,161)	(1,309)	(1,454)
Exchange rate changes	—	—	3,061	(6,044)
Fair value of plan assets at end of the year	45,046	38,390	35,377	31,080
Funded status	$(5,026)	$(9,122)	$(10,360)	$(9,740)
Amounts recognized in the Consolidated Balance Sheets at December 31 consisted of:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Current liabilities	$52	$64	$—	$—
Noncurrent liabilities	4,974	9,058	10,360	9,740
Amount recognized	$5,026	$9,122	$10,360	$9,740
The components of net periodic (benefit) cost for the years ended December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plans
	2017	2016	2015	2017	2016	2015
Service cost	$116	$126	$135	$—	$—	$—
Interest cost	1,810	1,878	1,864	1,138	1,370	1,470
Expected return on plan assets	(2,684)	(2,719)	(2,673)	(1,196)	(1,520)	(1,597)
Amortization of prior service cost	6	6	6	—	—	—
Recognized actuarial loss (gain)	21	308	336	312	210	275
Net periodic (benefit) cost	$(731)	$(401)	$(332)	$254	$60	$148

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) - Amounts recognized in accumulated other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plans
	2017	2016	2015	2017	2016	2015
Net actuarial loss	$13,765	$15,219	$14,974	$13,454	$14,134	$8,784
Prior service cost	57	63	69	—	—	—
	$13,822	$15,282	$15,043	$13,454	$14,134	$8,784
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Actuarial loss (gain)	$(1,087)	$551	$519	$6,001
Amortization of actuarial (gain) loss	(367)	(308)	(504)	(193)
Prior Service credit	(6)	(6)	—	—
Total recognized in other comprehensive income (loss)	$(1,460)	$237	$15	$5,808
The estimated actuarial loss amortized into net periodic benefit cost over the next fiscal year is $0.3 million.
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	2017	2016	2017	2016
Discount rate	3.42%	3.87%	2.45%	2.70%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Plans			Non-U.S. Pension Plans
	2017	2016	2015	2017	2016	2015
Discount rate	3.87%	4.05%	3.73%	2.70%	3.90%	3.50%
Expected return on plan assets	7.00%	7.50%	7.50%	3.70%	5.00%	4.60%

The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed annually.
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are used to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large capitalizations. Other assets such as real estate are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $3.0 million to our pension plans and our other post-retirement benefit plans in 2018.
Our current investment allocation target for our pension plans for 2017 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocations as of December 31,
	2017		2016		U.S. Pension Plans		Non-U.S. Pension Plans
	U.S.	Non-U.S.	U.S.	Non-U.S.	2017	2016	2017	2016
Cash and cash equivalents	—	—	—	—	—	—	—	—
Equity/Balanced securities	55	55	55	55	57	52	58	55
Fixed income securities	25	45	25	45	20	23	42	45
Real estate	20	—	20	—	23	25	—	—
	100%	100%	100%	100%	100%	100%	100%	100%

The following descriptions relate to our plan assets:
Equity Securities - Includes common stocks issued by U.S., United Kingdom and other international companies, equity funds that invest in common stocks and unit linked insurance policies. Equity investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.
Balanced Securities - Includes funds primarily invested in a mix of equity and fixed income securities where the allocations are at the discretion of the investment manager. Investments generally allow near-term (within 90 days of the measurement date) liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.
Fixed Income Securities - Includes U.S. dollar-denominated and United Kingdom and other international marketable bonds and convertible debt securities as well as fixed income funds that invest in these instruments. Investments generally allow near-term liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost.
The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.
Real Estate - Real estate provides an indirect investment into a diversified and multi-sector portfolio of property assets. The fair value of real estate investments is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter.
The fair values of our pension plan assets by asset category and by level as described in Note 2 for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$264	$264	$—	$—
Equities:
U.S. large value	5,499	5,499	—	—
U.S. large growth	5,792	5,792	—	—
International blend	10,734	—	10,734	—
Emerging markets	3,613	3,613	—	—
Balanced	21,895	—	21,895	—
Fixed income securities:
Government bonds	9,806	—	9,806	—
Corporate bonds	12,667	—	12,667	—
Real Estate:
U.S. property	10,153	—	—	10,153
Total pension fund assets	$80,423	$15,168	$55,102	$10,153

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$174	$174	$—	$—
Equities:
U.S. large value	4,800	4,800	—	—
U.S. large growth	4,805	4,805	—	—
International blend	7,954	—	7,954	—
Emerging markets	2,464	2,464	—	—
Balanced	18,486	—	18,486	—
Fixed income securities:
Government bonds	8,402	—	8,402	—
Corporate bonds	12,976	—	12,976	—
Real Estate:
U.S. property	9,409	—	—	9,409
Total pension fund assets	$69,470	$12,243	$47,818	$9,409

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows:

	2017	2016
Beginning balance	$9,409	$8,645
Actual return on assets held at reporting date	744	764
Ending balance	$10,153	$9,409

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2018	$4,065
2019	$4,275
2020	$4,461
2021	$4,499
2022	$4,467
2023 to 2026	$23,547

15.	Accumulated Other Comprehensive Loss
The activity for each item of accumulated other comprehensive loss is as follows:

	Foreign currency items	Pension and postretirement benefits plans	Accumulated other comprehensive loss
Beginning balance, January 1, 2016	$(21,079)	$(18,575)	$(39,654)
Net current period change	(3,234)	(6,347)	(9,581)
Reclassification adjustments for losses reclassified into income	—	390	390
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
Net current period change	7,141	814	7,955
Reclassification adjustments for losses reclassified into income	—	(345)	(345)
Ending balance, December 31, 2017	$(17,172)	$(24,063)	$(41,235)
The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2017 and 2016 are as follows:

2017	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$1,072	$(258)	$814
Reclassification of actuarial loss and prior service cost to net income	(257)	(88)	(345)
Net unrealized gain	815	(346)	469
Cumulative translation adjustment	7,141	—	7,141
Total other comprehensive income	$7,956	$(346)	$7,610

2016	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$(6,553)	$206	$(6,347)
Reclassification of actuarial loss and prior service cost to net income	507	(117)	390
Net unrealized loss	(6,046)	89	(5,957)
Cumulative translation adjustment	(3,235)	1	(3,234)
Total other comprehensive loss	$(9,281)	$90	$(9,191)

16.	Quarterly Financial Data (Unaudited)
The following is a condensed summary of quarterly results of operations for 2017 and 2016:

	Revenues	Gross Profit	Operating Income	Net Income (Loss)	Basic and Diluted Earnings (Loss) Per Share
2017:
First	$173,416	$21,503	$4,557	$628	$0.02
Second	$195,127	$22,701	$7,568	$131	$0.00
Third	$198,349	$25,150	$10,682	$4,763	$0.16
Fourth	$188,339	$23,211	$8,638	$(7,227)	$(0.24)
2016:
First	$180,291	$25,704	$8,580	$2,563	$0.09
Second	$178,251	$24,331	$8,427	$2,720	$0.09
Third	$153,604	$18,919	$4,466	$1,147	$0.04
Fourth	$149,966	$18,276	$3,910	$355	$0.01

(1)	See Note 11 for discussion on the computation of diluted shares outstanding.

17.	Restructuring

Restructuring Activity

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and manufacturing capacity utilization, and reductions to selling, general and administrative costs. We expected the costs associated with restructuring activities to total $11 million to $16 million, and capital investments to total $1.0 million to $2.0 million. The restructuring and cost reduction actions began in the fourth quarter of 2015 and were completed in the fourth quarter of 2017. Restructuring costs incurred during the years ended December 31, 2017, 2016 and 2015 were $1.6 million and $3.5 million, and $0.8 million, respectively. Following is a summary of our key actions:

Edgewood Facility
The closure of our Edgewood, Iowa facility and transfer of production to our Agua Prieta, Mexico facility was announced on December 3, 2015 and was completed in 2016.
Piedmont Facility
On May 2, 2016, the Company announced plans to consolidate its North American seat production into two North American facilities and cease seat production in the Piedmont, Alabama facility. The Company continues to maintain a presence in Piedmont for our aftermarket distribution channel. This restructuring activity was completed in 2017.
Monona Facility
On July 19, 2016, the Company announced plans to transfer all wire harness production from its manufacturing facility in Monona, Iowa to its facility in Agua Prieta, Mexico. On May 24, 2017, the Company elected to maintain production capability in the Monona facility as a result of a shortage of labor in our North American wire harness business.
Shadyside Facility
On July 21, 2016, the Company announced plans to close its Shadyside, Ohio facility that performs assembly and stamping activities. These activities were transferred to alternative facilities or sourced to local suppliers. This restructuring activity was substantially completed in 2017.
Restructuring Expenditures
The table below summarizes the expenditures incurred to date and future expenditures associated with the restructuring activities approved on November 19, 2015 (in millions):

(in millions)	2015 Expense	2016 Expense	2017 (Income) Expense / Adjustment	Total Expense	Statement of Operations Classification
Edgewood Facility
Separation costs	$0.1	$0.2	$—	$0.3	Cost of revenues
Facility and other costs	—	0.1	—	0.1	Cost of revenues
Total	$0.1	$0.3	$—	$0.4
Piedmont Facility
Separation costs	$0.1	$0.5	$(0.2)	$0.4	Cost of revenues
Facility and other costs	—	0.4	—	0.4	Cost of revenues
Total	$0.1	$0.9	$(0.2)	$0.8
Monona Facility
Separation costs	$0.2	$0.3	$(0.2)	$0.3	Cost of revenues
Facility and other costs	—	0.1	1.3	1.4	Cost of revenues
Total	$0.2	$0.4	$1.1	$1.7
Shadyside Facility
Separation costs	$0.2	$1.5	$0.5	$2.2	Cost of revenues
Facility and other costs	—	0.2	0.2	0.4	Cost of revenues
Total	$0.2	$1.7	$0.7	$2.6
Other Restructuring
Separation costs	$—	$0.1	$—	$0.1	Cost of revenues
Separation costs	0.2	0.1	—	0.3	Selling, general and administrative
Total	$0.2	$0.2	$—	$0.4
Total Restructuring	$0.8	$3.5	$1.6	$5.9
A summary of the restructuring liability for the years ended December 31 is as follows:

	2017
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - Beginning of the year	$2,229	$45	$2,274
Provisions	196	1,402	1,598
Utilizations	(2,382)	(1,447)	(3,829)
Balance - End of the year	$43	$—	$43

	2016
	Employee Costs	Facility Exit and Other Contractual Costs	Total
Balance - Beginning of the year	$542	$43	$585
Provisions	2,668	839	3,507
Utilizations	(981)	(837)	(1,818)
Balance - End of the year	$2,229	$45	$2,274

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on matters of accounting and financial disclosures or reportable events.

Item 9A.	Controls and Procedures

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
Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Commercial Vehicle Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II: Valuation of Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 12, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Columbus, Ohio
March 12, 2018

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant
The following table sets forth certain information with respect to our current directors as of March 12, 2018:

Name	Age	Principal Position(s)
Richard A. Snell	75	Chairman and Director
Patrick E. Miller	50	President, Chief Executive Officer and Director
Scott C. Arves	60	Director
Harold Bevis	58	Director
Wayne Rancourt	55	Director
Roger Fix	63	Director
Robert C. Griffin	70	Director
The following biographies describe the business experience of our directors:
Scott C. Arves has served as a Director since July 2005. From January 2007 to June 2015, Mr. Arves served as President and Chief Executive Officer of Transport America, a truckload, intermodal and logistics provider. Prior to joining Transport America, Mr. Arves was President of Transportation for Schneider National, Inc., a provider of transportation, logistics and related services, from May 2000 to July 2006. Mr. Arves brings over 30 years of transportation experience to his role as Director, including 19 years of P&L experience and 16 years as a Division President or Chief Executive Officer.  Mr. Arves also serves on the board of TFI International, a North American leader in the transportation and logistics industry.
Harold Bevis has served as a Director since June 2014. He has 25 years of business leadership experience, including 15 years as a CEO. He was a business leader at both GE and Emerson Electric. He has led or directed 8 businesses in 6 industries, 148 plants in 22 countries, 12 new business/new plant startups, 11 acquisitions, and 24 business/plant expansions. Mr. Bevis is currently President of OmniMax International, a portfolio of building products businesses, since October 2017. Mr. Bevis earned a BS degree in industrial engineering from Iowa State University and an MBA degree from Columbia Business School. He is a member of the National Association of Corporate Directors and has served on 5 Boards of Directors.

Roger L. Fix has served as a Director since June 2014. He served as a member of the board of directors of Standex International Corporation from 2001 until 2017, when he retired from the Standex board. He served as Non-Executive Chairman from 2014 - 2016, and President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s President and Chief Operating Officer from 2001 to 2003. Prior to joining Standex, Mr. Fix held a number of general management positions at Emerson Electric, the TI Group, plc and TRW over a period of more than 20 years. Mr. Fix has served as a Director of Flowserve Corporation since 2006 and as Chairman of the Corporate Nominating and Governance Committee and a member of the Audit Committee. Mr. Fix currently serves as the Chairman of the Board of Flowserve Corporation. Mr. Fix earned a master’s degree in mechanical engineering from the University of Texas and a bachelor-of-science degree in mechanical engineering from the University of Nebraska.
Robert C. Griffin has served as a Director since July 2005. His career spanned over 25 years in the financial sector, including Head of Investment Banking Americas and Management Committee Member for Barclay’s Capital from 2000 to 2002. Prior to that, Mr. Griffin served as the Global Head of Financial Sponsor Coverage for Bank of America Securities and a member of its Montgomery Securities Subsidiary Management Committee from 1998 to 2000 and as Group Executive Vice President of Bank of America and a member of its Senior Management Committee from 1997 to 1998. Mr. Griffin served as a Director of GSE Holdings, Inc., from December 2011 to August 2014 where he was Chairman of the Board and a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Griffin served as a Director of The J.G. Wentworth Company where he was Chairman of the Audit Committee from October 2013 to January 2018. Mr. Griffin serves as a Director of Builders FirstSource, Inc., where he is Chairman of the Audit Committee, a member of the Compensation Committee and the Nominating Committee and was Chairman of their Special Committee in 2009 and 2015. Mr. Griffin brings strong financial and management expertise to our Board through his experience as an officer and director of a public company, service on other boards and his senior leadership tenure within the financial industry.

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
Wayne Rancourt has served as a Director since July 2016. Mr. Rancourt has served as Executive Vice President, Chief Financial Officer & Treasurer of Boise Cascade Company since August 2009, a $4.4 billion in revenues North American based manufacturing and distribution company. Mr. Rancourt has over 30 years of experience in various finance roles including chief financial officer, treasurer, investor relations, strategic planning, as well as internal audit. Mr. Rancourt received a bachelor of science degree in Accounting from Central Washington University. Mr. Rancourt brings strong financial expertise to the Board through his experience in various finance roles.
Richard A. Snell has served as a Director since August 2004 and as Chairman since March 2010. He served as Chairman and Chief Executive Officer of Qualitor, Inc. from May 2005 until April 2015 and as an Operating Partner at HCI Partners from 2003 to December 2015. Mr. Snell served as Chairman and Chief Executive Officer of Federal-Mogul Corporation, an automotive parts manufacturer, where he served from 1996 to 2000, and as Chief Executive Officer at Tenneco Automotive, also an automotive parts manufacturer, where he was employed from 1987 to 1996. Mr. Snell served as a Director of Schneider National, Inc., a multi-national trucking company, and as a member of their Compensation and Governance Committees from 1996 to 2011.

B.	Executive Officers
Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2018 Proxy Statement.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2017 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2018 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Options to purchase common shares of our common stock were granted to certain of our executives and key employees under our 2014 Equity Incentive Plan. There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2017:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2014 Equity Incentive Plan approved by security holders	—	$—	2,553,463
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2018 Proxy Statement.

Item 13	Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 - Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2018 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules
(1)LIST OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule of the Corporation and its subsidiaries is included herein:
Schedule II - Valuation and Qualifying Accounts and Reserves.
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017, 2016 and 2015
Accounts Receivable Allowances:
Activity for the years ended December 31 is as follows (in thousands):

	2017	2016	2015
Balance - Beginning of the year	$3,881	$4,539	$2,808
Provisions	5,488	5,547	4,640
Utilizations	(4,264)	(6,063)	(2,828)
Currency translation adjustment	137	(142)	(81)
Balance - End of the year	$5,242	$3,881	$4,539
Income Tax Valuation Allowance:
Activity for the years ended December 31 is as follows (in thousands):

	2017	2016	2015
Balance - Beginning of the year	12,546	$14,404	$11,770
Provisions	2,506	2,917	3,436
Utilizations	(31)	(4,775)	(802)
Balance - End of the year	15,021	$12,546	$14,404
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

4.3	Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

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

4.6	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1/A (File No. 333-115708), filed August 3, 2004).

4.7
Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011.

4.8
Second Amended and Restated Loan and Security Agreement, dated as of November 15, 2013, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender, (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 21, 2013).

4.9
Third Amended and Restated Loan and Security Agreement, dated as of April 12, 2017, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.10
Term Loan Agreement, dated as of April 12, 2017, by and among the Company, Bank of America, N.A., as administrative agent, and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

Exhibit No.	Description

10.1*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.2*	Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company proxy statement on Form Schedule 14A (File No. 001-34365), filed on April 11, 2014).

10.3*	Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company current report on Form 8-K (File No. 001-34365), filed on May 17, 2017).

10.4*	Commercial Vehicle Group, Inc. 2017 Annual Incentive Plan (incorporated by reference from the Company current report on Form 10-Q (File No. 001-34365), filed on May 5, 2017).

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

10.8*
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

10.10*	Offer letter, dated September 27, 2013, to C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 30, 2013).

10.11*
Change in Control & Non-Competition Agreement dated January 23, 2014 with C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on January 24, 2014).

10.12*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.13*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.14*
Change in Control & Non-Competition Agreement dated October 24, 2014 with Patrick Miller (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.15*
Employment Agreement, dated as of March 22, 2016, between the Company and Patrick E. Miller (incorporated by reference to the company’s current report on form 8-K (File No. 001-34365), filed on March 24, 2016).

10.16*
Change in Control & Non-Competition Agreement dated October 24, 2014 with Stacie Fleming (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.17*	Change in Control & Non-Competition Agreement dated February 1, 2016 with Greg Boese.

10.18*	Change in Control & Non-Competition Agreement dated February 1, 2016 with Dale McKillop.

10.19*
Retention Bonus Agreement between the Company and Mr. Trenary effective March 22, 2016 (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on August 3, 2016).

10.20
Contract for Purchase and Sale of Real Property between Mayflower Vehicle Systems, LLC and Warren Distribution, Inc. dated July 24, 2017 (incorporated by reference from the Company quarterly report on Form 10-Q (File No. 001-34365), filed on November 7, 2017).

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
Patrick E. Miller
President and Chief Executive Officer
Date: March 12, 2018
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2018.

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