Form 10-Q
period 2018-03-31
Commercial Vehicle Group, Inc.
filed 2018-05-03
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 3, 2018 was 31,001,524 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash	$37,908	$52,244
Accounts receivable, net of allowances of $6,236 and $5,242, respectively	141,823	108,595
Inventories	94,637	99,015
Other current assets	18,385	14,792
Total current assets	292,753	274,646
Property, plant and equipment, net of accumulated depreciation of $151,502 and $147,553, respectively	63,400	64,630
Goodwill	7,941	8,045
Intangible assets, net of accumulated amortization of $8,808 and $8,533, respectively	14,121	14,548
Deferred income taxes	18,240	20,273
Other assets, net	3,187	2,246
Total assets	$399,642	$384,388
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$85,602	$86,608
Accrued liabilities and other	31,761	33,944
Current portion of long-term debt	3,199	3,191
Total current liabilities	120,562	123,743
Long-term debt	162,951	163,758
Revolving credit facility	7,500	—
Pension and other post-retirement benefits	15,367	15,450
Other long-term liabilities	6,862	6,695
Total liabilities	313,242	309,646
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,219,278 shares issued and outstanding, as of March 2018 and December 2017)	304	304
Treasury stock, at cost: 1,175,795 shares, as of March 2018 and December 2017	(9,114)	(9,114)
Additional paid-in capital	240,543	239,870
Retained Deficit	(105,230)	(115,083)
Accumulated other comprehensive loss	(40,103)	(41,235)
Total stockholders’ equity	86,400	74,742
Total liabilities and stockholders’ equity	$399,642	$384,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands, except per share amounts)
Revenues	$215,734	$173,416
Cost of Revenues	184,613	151,913
Gross Profit	31,121	21,503
Selling, General and Administrative Expenses	15,304	16,619
Amortization Expense	332	327
Operating Income	15,485	4,557
Interest and Other Expense	1,959	4,565
Income (Loss) Before Provision for Income Taxes	13,526	(8)
Provision (Benefit) for Income Taxes	3,673	(636)
Net Income	$9,853	$628
Earnings per Common Share:
Basic	$0.33	$0.02
Diluted	$0.32	$0.02
Weighted Average Shares Outstanding:
Basic	30,219	29,872
Diluted	30,574	30,194
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	(In thousands)
Net income	$9,853	$628
Other comprehensive income:
Foreign currency exchange translation adjustments	1,470	1,822
Minimum pension liability, net of tax	(338)	(740)
Other comprehensive income	1,132	1,082
Comprehensive income	$10,985	$1,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
BALANCE - December 31, 2017	30,219	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742
Share-based compensation expense	—	—	—	673	—	—	673
Total comprehensive income	—	—	—	—	9,853	1,132	10,985
BALANCE - March 31, 2018	30,219	$304	$(9,114)	$240,543	$(105,230)	$(40,103)	$86,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$9,853	$628
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,813	3,916
Provision for doubtful accounts	2,637	809
Non-cash amortization of debt financing costs	350	210
Shared-based compensation expense	673	636
Deferred income taxes	2,304	(1,030)
Non-cash gain on derivative contracts	(2,489)	(1,555)
Change in other operating items:
Accounts receivable	(34,884)	(16,340)
Inventories	5,261	(4,890)
Prepaid expenses	(2,065)	(4,296)
Accounts payable	(2,105)	12,908
Other operating activities, net	(3,363)	1,622
Net cash used in provided by operating activities	(20,015)	(7,382)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,716)	(4,461)
Proceeds from disposal/sale of property, plant and equipment	—	104
Net cash used in investing activities	(1,716)	(4,357)
Cash Flows from Financing Activities:
Borrowing of Revolving Credit Facility	36,500	—
Repayment of Revolving Credit Facility	(29,000)	—
Repayment of Term Loan	(1,094)	—
Net cash provided by financing activities	6,406	—

Effect of Foreign Currency Exchange Rate Changes on Cash	989	576

Net Decrease in Cash	(14,336)	(11,163)

Cash:
Beginning of period	52,244	130,160
End of period	$37,908	$118,997
Supplemental Cash Flow Information:
Cash paid for interest	$3,408	$36
Cash paid for income taxes, net	$808	$713
Unpaid purchases of property and equipment included in accounts payable	$49	$226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of a full range of cab related products and systems for the global commercial vehicle market, including the medium- and heavy-duty truck (“MD/HD Truck”) market, the medium- and heavy-duty construction vehicle market, and the bus, agriculture, military, specialty transportation, mining, industrial equipment and off-road recreational markets.  References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, United Kingdom, Czech Republic, Ukraine, China, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

Our products include seats and seating systems (“Seats”); trim systems and components (“Trim”); cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electrical wire harness and panel assemblies designed for applications primarily in commercial vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture original equipment manufacturers (“OEMs”).

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2017 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K ("2017 Form 10-K") as filed with the SEC on March 12, 2018. Unless otherwise indicated, all amounts are in thousands, except share and per share amounts. Certain immaterial reclassifications in the Statements of Cash Flows have been made to prior year amounts to conform to current year presentation.

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

The GTB Segment manufactures and sells the following products:

•	Seats, Trim, sleeper boxes, cab structures, structural components and body panels. These products are sold primarily to the MD/HD Truck markets in North America;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Mirrors and wiper systems to the truck, bus, agriculture, construction, rail and military markets in North America;

•	Trim to the recreational and specialty vehicle markets in North America; and

•	Aftermarket seats and components in North America.

The GCA Segment manufactures and sells the following products:

•	Electrical wire harness assemblies and Seats to the construction, agricultural, industrial, automotive, mining and military markets in North America, Europe and Asia-Pacific;

•	Seats to the truck and bus markets in Asia-Pacific and Europe;

•	Wiper systems to the construction and agriculture markets in Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is assessing the impact of this pronouncement and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that are not included in the Consolidated Balance Sheets under existing accounting guidance. We are reviewing our lease arrangements, including facility leases and machinery and equipment leases. The lease terms generally are not complex in nature. The Company will update its accounting policies as we complete our assessment of leases. We will also review other arrangements which could contain embedded lease arrangements to be considered under the revised guidance. We will determine the impact of the new guidance on our current lease arrangements that are expected to remain in place during 2019 and beyond.

Accounting Pronouncements Implemented in the period ended March 31, 2018
Revenue Recognition Guidance
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, followed by a series of standards and clarifications, including: ASU No. 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU No. 2016-10, "Identifying Performance Obligations and Licensing" and ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients". These ASUs supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.
Under previous and current guidance, we typically recognize revenue when products are shipped and control has transferred to the customer. We assessed the timing of revenue recognition in light of the customized nature of some of our products and provisions of some of our customer contracts and generally did not note an enforceable right to payment that would require us to recognize revenue prior to the product being shipped to the customer. We assessed certain pricing provisions contained in some of our customer contracts and determined they do not represent a material right to the customer. We evaluated how we account for customer owned tooling, engineering and design services, and pre-production costs and determined this accounting should not change under the new guidance. Finally, we evaluated our standard warranties and determined they did not represent a material right to the customer. We did not record a transition adjustment as a result of the implementation and there was no impact on the quarter ending March 31, 2018. We adopted ASC 606, Revenue from Contracts with Customers, with an effective date of January 1, 2018. As a result, the Company expanded its disclosure regarding our accounting policy for revenue recognition and disaggregation of revenue as detailed in Note 3.
Income Tax Guidance
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 118". ASU No. 2018-05 amends Topic 740 for income tax accounting implications resulting from the Tax Cuts and Jobs Act ("U.S. Tax Reform") as discussed in SAB 118. The measurement period to finalize our calculations as they relate to U.S. Tax Reform cannot extend beyond one year of the enactment date. In December 2017, the Company determined the U.S. Tax Reform gave rise to a provision of $4.0 million on the deemed repatriation of accumulated untaxed earnings of foreign subsidiaries which was recorded in that period. Upon adoption of ASU 2018-05, the assessment of the $4.0 million of accumulated untaxed earnings of foreign subsidiaries was estimated. Any adjustments recorded to provisional amounts will be included in income from operations as an adjustment to tax expense in the period the amounts are determined.

ASU 2018-05 was effective December 22, 2017. As of March 31, 2018, no adjustments have been made to the $4.0 million tax provision previously recorded and the amount remains provisional in nature.

3. Revenue Recognition

Contractual Arrangements
Revenue is measured based on terms and considerations specified in contracts with customers. We have long-term contracts with some customers that govern overall terms and conditions accompanied by individual purchase orders that define specific order quantities and/or price. We have many customers that operate under terms outlined in purchase orders without a long-term contract. We generally do not have any customer contracts with minimum order quantity requirements.

Amount and Timing of Revenue Recognition
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by the type and location of our customer and the products offered. None of the Company's contracts as of March 31, 2018, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

We recognize revenue at the point in time when we satisfy a performance obligation by transferring control of a product to a customer, usually at a designated shipping point, and in accordance with customer specifications. We make estimates for potential customer returns or adjustments based on historical experience, which reduce revenues.

Other Matters
Shipping and handling costs billed to customers are recorded in net revenue and costs associated with outbound freight are generally accounted for as a fulfillment cost and are included in cost of revenues. We generally do not provide for extended warranties or provide material customer incentives. We typically do not have general right of return for our products.

We had outstanding customer accounts receivable, net of allowances for doubtful accounts, totaling $141.8 million as of March 31, 2018 and $108.6 million as of December 31, 2017. We generally do not have other assets or liabilities associated with customer contracts. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.

Our products include Seats, Trim, structures, electrical wire harness assemblies, cab structures, and mirrors, wipers and controls. We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including medium- and heavy-duty Truck OEMs, Bus OEMs, Construction OEMs, the aftermarket and other markets. The nature, timing and uncertainty of our recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets are substantially consistent. Refer to Note 14 for revenue disclosures by reportable segments.

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
Level 3 - Unobservable inputs reflecting management’s assumptions about the inputs used in pricing the asset or liability.
Our financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of interest cost associated with such instruments.
Our derivative assets and liabilities represent foreign exchange contracts and an interest rate swap agreement that are measured at fair value using observable market inputs. Based on these inputs, the derivative assets and liabilities are classified as Level 2. The fair values of our derivative assets and liabilities are categorized as follows:

		March 31, 2018				December 31, 2017
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$636	$—	$636	$—	$20	$—	$20	$—
	Interest rate swap agreement [2]	$1,526	$—	$1,526	$—	$515	$—	$515	$—
Derivative liabilities	Foreign exchange contract [3]	$10	$—	$10	$—	$627	$—	$627	$—
	Interest rate swap agreement [4]	$—	$—	$—	$—	$246	$—	$246	$—

[1]	Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Condensed Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

[3]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other, and based on observable market transactions of spot and forward rates.

[4]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other, and based on observable market transactions of forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$166,150	$169,371	$166,949	$169,972

[1]
Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.2 million and long-term debt of $163.0 million as of March 31, 2018 and current portion of long-term debt of $3.2 million and long-term debt of $163.8 million as of December 31, 2017.

Our revolving credit facility is carried at an interest rate defined in Note 12, which is the applicable margin plus the daily Prime lending rate. As such, the fair value of our revolving credit facility approximates the carrying value and is classified as Level 2.

There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2018 and 2017.
5. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,219,278 shares were issued and outstanding as of March 31, 2018 and as of December 31, 2017.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of March 31, 2018 and December 31, 2017.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Diluted earnings per share for the three months ended March 31, 2018 and 2017 includes the effects of potential common shares issuable upon the vesting of restricted stock, when dilutive.

	Three Months Ended March 31,
	2018	2017
Net income	$9,853	$628
Weighted average number of common shares outstanding	30,219	29,872
Dilutive effect of restricted stock grants after application of the Treasury Stock Method	355	322
Dilutive shares outstanding	30,574	30,194
Basic earnings per share	$0.33	$0.02
Diluted earnings per share	$0.32	$0.02

There are no antidilutive outstanding restrictive stock awards impacting the diluted earnings per shares for the three months ended March 31, 2018 and 2017.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in Note 12) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
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
The following table summarizes information about outstanding restricted stock grants as of March 31, 2018:

Grant	Shares ('000)	Vesting Schedule	Unearned Compensation ('000)	Remaining Periods (in months)
October 2015	596	3 equal annual installments commencing on October 20, 2016	$315.2	7
January/March 2016	63	3 equal annual installments commencing on October 20, 2016	$15.8	7
October 2016	411	3 equal annual installments commencing on October 20, 2017	$1,075.8	19
June 2017	6	3 equal annual installments commencing on October 20, 2017	$25.3	19
October 2017	303	3 equal annual installments commencing on October 20, 2017	$2,544.5	31
October 2017	46	fully vests as of October 20, 2018	$262.5	7
As of March 31, 2018, there was approximately $4.2 million of unearned compensation expense related to non-vested restricted stock awards granted under our equity incentive plans. We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	787	$6.84	981	$4.70
Granted	—	—	—	—
Vested	—	—	(3)	4.89
Forfeited	(2)	6.37	—	—
Nonvested at March 31	785	$6.84	978	$4.70

7. Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The cash award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (i) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (ii) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash only if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award will be forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. The following table summarizes performance awards granted under the 2014 EIP in November 2017, 2016 and 2015:

Grant Date	Grant Amount	Adjustments	Forfeitures	Payments	Adjusted Award Value at March 31, 2018	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2015	$1,487	$627	$(197)	$—	$1,917	October 2018	7
November 2016	1,434	(46)	(37)	—	1,351	October 2019	19
November 2017	1,584	(91)	—	—	1,493	October 2020	31
	$4,505	$490	$(234)	$—	$4,761
Compensation expense was recognized totaling $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense was $2.2 million and $2.0 million as of March 31, 2018 and 2017, respectively.
8. Accounts Receivable
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
9. Inventories
Inventories are valued at the lower of first-in, first-out cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$68,842	$73,026
Work in process	10,723	10,136
Finished goods	15,072	15,853
	$94,637	$99,015
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
10. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our goodwill is attributable to the GTB Segment.
The changes in the carrying amounts of goodwill are as follows:

	March 31, 2018	December 31, 2017
Balance — Beginning	$8,045	$7,703
Currency translation adjustment	(104)	342
Balance — Ending	$7,941	$8,045
Our definite-lived intangible assets were comprised of the following:

		March 31, 2018				December 31, 2017
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount
Trademarks/Tradenames	23 years	$8,450	$(3,728)	$64	$4,786	$8,472	$(3,639)	$54	$4,887
Customer relationships	15 years	14,479	(5,234)	90	9,335	14,609	(4,991)	43	9,661
		$22,929	$(8,962)	$154	$14,121	$23,081	$(8,630)	$97	$14,548
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended March 31, 2018 and 2017. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2018 and for each of the five succeeding years is $1.3 million per year through 2019 and $1.2 million per year from 2020 through 2023.
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
The following represents a summary of the warranty provision for the three months ended March 31, 2018:

Balance — December 31, 2017	$3,490
Provision for new warranty claims	852
Change in provision for preexisting warranty claims	(322)
Deduction for payments made	(495)
Currency translation adjustment	27
Balance — March 31, 2018	$3,552
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. The anticipated future lease costs are based in part on certain assumptions and we monitor these costs to determine if the estimates need to be revised in the future. As of March 31, 2018, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
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
Debt Payments — As disclosed in Note 12, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows, and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five fiscal years and the remaining years thereafter:

Year Ending December 31,
2018	$3,281
2019	4,375
2020	4,375
2021	4,375
2022	4,375
Thereafter	$150,938
12. Debt and Credit Facilities
Debt consisted of the following:

	March 31, 2018	December 31, 2017
Term loan and security agreement (a)	$166,150	$166,949
(a) Presented in the Condensed Consolidated Balance Sheets as of March 31, 2018 as current portion of long-term debt of $3.2 million, net of deferred financing costs and original issue discount each of $0.6 million; and long-term debt of $163.0 million, net of deferred financing costs and original issue discount of $2.0 million and $2.3 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured Term Loan and Security Agreement (the “TLS Agreement”) maturing on April 12, 2023, the terms of which are described in Note 6 in our 2017 Form 10-K. Accrued interest was $0.1 million as of March 31, 2018. The unamortized deferred financing fees of $2.6 million and original issue discount of $2.9 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $166.2 million as of March 31, 2018 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 6 in our 2017 Form 10-K. We were in compliance with the covenants as of March 31, 2018.
Revolving Credit Facility
On April 12, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Third ARLS Agreement"), the terms of which are described in Note 6 in our 2017 Form 10-K.
The applicable margin, which is set at Level III as of March 31, 2018, is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $24,000,000	0.50%	1.50%
II	> $12,000,000 but < $24,000,000	0.75%	1.75%
I	≤ $12,000,000	1.00%	2.00%
We had borrowing availability of $55.8 million at March 31, 2018. As at March 31, 2018 we had borrowings under the revolving credit facility of $7.5 million and outstanding letters of credit of $1.7 million. Accrued interest was $0.1 million as of March 31, 2018 on base rate loans at a per annum interest rate of 5.00% for borrowings up through March 22, 2018 and 5.25% for borrowings thereafter. The unamortized deferred financing fees associated with our revolving credit facility of $0.9 million as of March 31, 2018 and December 31, 2017 were being amortized over the remaining life of the agreement. At December 31, 2017 we did not have borrowings under the revolving credit facility and had outstanding letters of credit $2.1 million.
The Third ARLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 6 in our 2017 Form 10-K. Since the Company had borrowing availability in excess of the greater of (i) $5,000,000 or (ii) ten percent (10%) of the revolving commitments, from December 31, 2017 through March 31, 2018, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2018. The Company was in compliance with all applicable covenants as of March 31, 2018.

13. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by the taxing jurisdictions for years prior to 2014.
As of March 31, 2018 and December 31, 2017, the Company had $0.5 million in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against their related long-term deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.3 million of interest and penalties as of March 31, 2018 and December 31, 2017.
We are not aware of any events that could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.
At March 31, 2018, due to cumulative losses and other factors, we continue to carry valuation allowances against the deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

The enactment of U.S. Tax Reform brought about significant changes to the U.S. tax code, including implementing a new provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries but allowing for the possibility to utilize foreign tax credits to offset the associated tax liability (subject to certain limitations). Pursuant to SAB 118, the Company is allowed to make an accounting policy of either (1) treating taxes due on future U.S. taxable income inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of the Company’s deferred taxes (the “deferred method”). Although we included an estimate of the current period impact of GILTI in our tax provision for the period ended March 31, 2018, we are still in the process of evaluating and have not yet made a policy decision as to how the Company will account for the tax implications of GILTI in future periods. Under SAB 118, we have until December 31, 2018, to formalize our policy.

14. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$127,492	$88,242	$—	$215,734
Intersegment Revenues	812	2,923	(3,735)	—
Total Revenues	$128,304	$91,165	$(3,735)	$215,734
Gross Profit	$18,971	$12,535	$(385)	$31,121
Depreciation and Amortization Expense	$1,859	$1,285	$669	$3,813
Selling, General & Administrative Expenses	$5,512	$4,266	$5,526	$15,304
Operating Income	$13,162	$8,234	$(5,911)	$15,485
Capital Expenditures	$838	$807	$120	$1,765

	Three Months Ended March 31, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$101,864	$71,552	$—	$173,416
Intersegment Revenues	225	1,953	(2,178)	—
Total Revenues	$102,089	$73,505	$(2,178)	$173,416
Gross Profit	$14,038	$7,822	$(357)	$21,503
Depreciation and Amortization Expense	$2,063	$1,223	$630	$3,916
Selling, General & Administrative Expenses	$5,453	$4,483	$6,683	$16,619
Operating Income	$8,293	$3,305	$(7,041)	$4,557
Capital and Other Items:
Capital Expenditures	$3,212	$1,216	$259	$4,687
Other Items [1]	$640	$108	$2,377	$3,125
 1 Other items include costs associated with restructuring activities, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment and litigation settlement costs associated with a consulting contract.
15. Derivative Contracts
We use foreign exchange contracts to hedge some of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As of March 31, 2018, we did not have any derivatives designated as hedging instruments; therefore, our foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the Condensed Consolidated Balance Sheets with the offsetting non-cash gain or loss recorded in cost of revenue in our Condensed Consolidated Statements of Income. We do not hold or issue foreign exchange options or foreign exchange contracts for trading purposes. Our foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our foreign exchange contracts on a gross basis in our Condensed Consolidated Balance Sheets.
The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2018		December 31, 2017
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$14,550	$15,200	$17,491	$16,838
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the Term Loan Facility thereby reducing exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%, with a maturity date of April 30, 2022. As of March 31, 2018, the interest rate swap agreement was not designated as a hedging instrument; therefore, our interest rate swap agreement has been marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Condensed Consolidated Statements of Income.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$636	Other current assets	$20
Interest rate swap agreement	Other assets, net	$1,526	Other assets, net	$515

	Liability Derivatives
	March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$10	Accrued liabilities	$627
Interest rate swap agreement	Accrued liabilities	$—	Accrued liabilities	$246
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments:

		Three Months Ended March 31,
		2018	2017
	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$1,232	$1,555
Interest rate swap agreement	Interest Income	$1,162	$—

16. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2017	$(17,172)	$(24,063)	$(41,235)
Net current period change	1,470	—	1,470
Amortization of actuarial losses	—	(338)	(338)
Ending balance, March 31, 2018	$(15,702)	$(24,401)	$(40,103)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
Net current period change	1,822	—	1,822
Amortization of actuarial losses	—	(740)	(740)
Ending balance, March 31, 2017	$(22,491)	$(25,272)	$(47,763)

The related tax effects allocated to each component of other comprehensive income are as follows:

	Three Months Ended
	March 31, 2018
	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	1,470	—	1,470
Amortization of actuarial losses	$(506)	$168	$(338)
Total other comprehensive income	$964	$168	$1,132

	Three Months Ended
	March 31, 2017
	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	1,822	—	1,822
Amortization of actuarial losses	$(957)	$217	$(740)
Total other comprehensive loss	$865	$217	$1,082
17. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$—	$33	$—	$—
Interest cost	418	449	287	271
Expected return on plan assets	(787)	(671)	(335)	(285)
Amortization of prior service cost	2	2	—	—
Recognized actuarial loss	69	89	137	115
Net (benefit) cost	$(298)	$(98)	$89	$101
We expect to contribute approximately $3.1 million to our pension plans and our other post-retirement benefit plans in 2018. As of March 31, 2018, $0.8 million of contributions have been made.

18.	Restructuring

On November 19, 2015, the Board of Directors of the Company approved adjustments to the Company’s manufacturing footprint and capacity utilization, and reductions to selling, general and administrative costs. We expected the costs associated with restructuring activities to total $11 million to $16 million, and capital investments to total $1.0 million to $2.0 million. The restructuring and cost reduction actions began in the fourth quarter of 2015 and was substantially complete as of December 31, 2017. The actual restructuring costs consisting of employee-related separation costs and other costs associated with the transfer of production and subsequent closure of facilities, offset by gains on sale of long-lived assets, totaled $6 million.

Restructuring Expenditures
In the three months ended March 31, 2017, we incurred in cost of revenues $0.1 million of employee separation costs in our Monona facility and $0.6 million for employee separation and facility and other costs in our Shadyside Stamping facility. We did not incur any restructuring charges in the three months ended March 31, 2018.
A summary of changes in the restructuring liability for the three months ended March 31, 2017 is as follows:

	2017
	Employee Costs	Facility Exit and Other Costs	Total
Balance - December 31, 2016	$2,229	$45	$2,274
Provision	607	141	748
Utilization	(440)	(128)	(568)
Balance - March 31, 2017	$2,396	$58	$2,454

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”).

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

Our products include Seats; Trim; cab structures, sleeper boxes, body panels and structural components; mirrors, wipers and controls; and electrical wire harness and panel assemblies designed for applications in commercial and other vehicles.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and certain leading global construction and agriculture OEMs.

Business Overview

For the three months ended March 31, 2018, approximately 43% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and other specialty markets.
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
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to an April 2018 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 328,000 units in 2018, decrease to 230,000 units in 2020, and then increase to 317,000 units in 2023. We believe the demand for North American Class 8 vehicles in 2018 will be between 300,000 to 325,000 units. ACT Research estimates that the average age of active North American Class 8 trucks is 11.3 and 11.2 years in 2017 and 2018, respectively. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production steadily increased from 237,000 units in 2015 to 249,000 units in 2017. According to an April 2018 report by ACT Research, North American Class 5-7 truck production is expected to gradually increase to 280,000 units in 2023.

For the three months ended March 31, 2018, approximately 24% of our revenue was generated from sales to OEMs in the global construction equipment market. Demand for our construction and agricultural equipment products is dependent on vehicle production. Demand for new vehicles in the global construction and agricultural equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe the construction markets we serve in Europe, Asia, and North America have improved.

Our Long-Term Strategy

Our long-term strategy is primarily to grow organically by product, geographic region and end market. Our products are Seats, Trim, wire harnesses, structures, wipers, mirrors and office seats. We expect to realize some end market diversification in truck and bus in Asia-Pacific and trim in Europe, with additional diversification weighted toward the agriculture market, and to a lesser extent the construction market. We intend to allocate resources consistent with our strategy; and more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy in response to significant changes in our business environment and other factors.

We consider acquisitions to supplement our product portfolio, and to enhance our ability to serve our customers in our geographic end markets.

Strategic Footprint

We review our manufacturing footprint in the normal course to, among other considerations, provide a competitive landed cost to our customers and, most recently, to minimize the impact of the tightening labor markets.

Consolidated Results of Operations

Three months ended March 31, 2018 Compared to Three months ended March 31, 2017

	Three Months Ended March 31,
	(in thousands)
	2018		2017
Revenues	$215,734	100.0%	$173,416	100.0%
Cost of Revenues	184,613	85.6	151,913	87.6
Gross Profit	31,121	14.4	21,503	12.4
Selling, General and Administrative Expenses	15,304	7.1	16,619	9.6
Amortization Expense	332	0.2	327	0.2
Operating Income	15,485	7.2	4,557	2.6
Interest and Other Expense	1,959	0.9	4,565	2.6
Income (Loss) Before Provision for Income Taxes	13,526	6.3	(8)	—
Provision (Benefit) for Income Taxes	3,673	1.7	(636)	(0.4)
Net Income	$9,853	4.6%	$628	0.4%
Revenues. On a consolidated basis, revenues increased $42.3 million, or 24.4%, to $215.7 million for the three months ended March 31, 2018 from $173.4 million for the three months ended March 31, 2017. The increase in consolidated revenues resulted from:

•	a $25.8 million, or 38%, increase in OEM North American MD/HD Truck revenues;

•	a $13.4 million, or 36%, increase in construction equipment revenues; and

•	a $3.1 million, or 5%, increase in other revenues.
First quarter 2018 revenues were favorably impacted by foreign currency exchange translation of $7.1 million, which is reflected in the change in revenues above.

Gross Profit. Gross profit increased $9.6 million, or 44.7%, to $31.1 million for the three months ended March 31, 2018 from $21.5 million for the three months ended March 31, 2017. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Cost of revenue increased $32.7 million, or 21.5%, resulting from an increase in raw material and purchased component costs of $27.6 million, wages and benefits of $4.0 million and overhead costs of $1.1 million. The increase in gross profit is primarily attributable to the increase in sales volume partially offset by costs associated with rising commodity prices and tighter labor markets. The first quarter of 2017 results also reflect costs of approximately $4.0 million arising from a labor shortage in our North American wire harness business. Additionally, first quarter 2017 results include $1.1 million in charges relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin was 14.4% for the three months ended March 31, 2018 compared to 12.4% for the three months ended March 31, 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses decreased $1.3 million, or 8%, to $15.3 million for the three months ended March 31, 2018 from $16.6 million for the three months ended March 31, 2017. The decrease in selling, general and administrative expenses was due to $2.4 million of litigation settlement costs in the three months ended March 31, 2017.
Interest and Other Expense. Interest, associated with our debt, and other expense was $2.0 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease is the result of less outstanding debt and favorable impact of the mark-to-market of the interest rate swap agreement.
Provision (Benefit) for Income Taxes. An income tax provision of $3.7 million and income tax benefit of $0.6 million was recorded for the three months ended March 31, 2018 and 2017, respectively. The period over period change in the tax provision was primarily attributable to an increase in pre-tax earnings in the quarter ended March 31, 2018. The tax provision recorded for the current quarter was favorably impacted by the reduced 21% U.S. federal income tax rate and adversely impacted by the new GILTI provisions of the U.S. Tax Reform.
Net Income. Net income was $9.9 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended March 31,
	(amounts in thousands)
	2018		2017
Revenues	$128,304	100.0%	$102,089	100.0%
Gross Profit	$18,971	14.8%	$14,038	13.8%
Depreciation and Amortization Expense	$1,859	1.4%	$2,063	2.0%
Selling, General & Administrative Expenses	$5,512	4.3%	$5,453	5.3%
Operating Income	$13,162	10.3%	$8,293	8.1%
Revenues. GTB Segment revenues increased $26.2 million, or 25.7%, to $128.3 million for the three months ended March 31, 2018 from $102.1 million for the three months ended March 31, 2017. The increase in GTB Segment revenues resulted from:

•	a $25.4 million, or 42%, increase in OEM North American MD/HD Truck revenues; and

•	a $0.8 million, or 2%, increase in other revenues.
GTB Segment revenues were favorably impacted by foreign currency exchange translation of $0.8 million, which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit increased $5.0 million, or 35.7%, to $19.0 million for the three months ended March 31, 2018 from $14.0 million for the three months ended March 31, 2017. Cost of revenues increased $21.2 million, or 24.1%, as a result of an increase in raw material and purchased component cost of $18.7 million, wages and benefits of $1.5 million, and overhead costs of $1.0 million. The increase in gross profit was primarily attributable to the increase in sales volume partially offset by costs associated with rising commodity prices and tighter labor markets. In addition, the first quarter of 2017 results include charges of $1.0 million relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin was 14.8% for the three months ended March 31, 2018 compared to 13.8% for the three months ended March 31, 2017.
Global Construction and Agriculture Segment Results

	Three Months Ended March 31,
	(amounts in thousands)
	2018		2017
Revenues	$91,165	100.0%	$73,505	100.0%
Gross Profit	$12,535	13.7%	$7,822	10.6%
Depreciation and Amortization Expense	$1,285	1.4%	$1,223	1.7%
Selling, General & Administrative Expenses	$4,266	4.7%	$4,483	6.1%
Operating Income	$8,234	9.0%	$3,305	4.5%
Revenues. GCA Segment revenues increased $17.7 million, or 24.1%, to $91.2 million for the three months ended March 31, 2018 from $73.5 million for the three months ended March 31, 2017. The increase in GCA Segment revenues resulted from:

•	a $13.1 million, or 38%, increase in OEM construction equipment revenues; and

•	a $4.6 million, or 12%, increase in other revenues.
GCA Segment revenues were favorably impacted by foreign currency exchange translation of $6.7 million, which is reflected in the change in revenues above.
Gross Profit. GCA Segment gross profit increased $4.7 million, or 60.3%, to $12.5 million for the three months ended March 31, 2018 from $7.8 million for the three months ended March 31, 2017. Cost of revenues increased $13.0 million, or 19.8%, as a result of an increase in raw material and purchased component costs of $10.4 million, and an increase in wages and benefits of $2.5 million and overhead costs of $0.1 million. The increase in gross profit is primarily attributable to the increase in sales volume partially offset by costs associated with rising commodity prices and tighter labor markets. The first quarter of 2017 results also reflect costs of approximately $4.0 million arising from a labor shortage and $0.1 million of costs associated with restructuring initiatives. As a percentage of revenues, gross profit margin was 13.7% for the three months ended March 31, 2018 compared to 10.6% for the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the three months ended March 31, 2018 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of March 31, 2018, we had borrowings under our revolving credit facility of $7.5 million.
For the three months ended March 31, 2018, net cash used in operations was $20.0 million compared to $7.4 million for the three months ended March 31, 2017. Net cash used in operations for the three months ended March 31, 2018 is due to increased investment in working capital associated with the increased sales volume.
For the three months ended March 31, 2018, net cash used in investing activities was $1.7 million compared to $4.4 million for the three months ended March 31, 2017. In 2018, we expect capital expenditures to be in the range of $15 million to $18 million.
For the three months ended March 31, 2018, net cash provided by financing activities was $6.4 million compared to no financing activities for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2018 is attributable to borrowing on the revolving credit facility.
As of March 31, 2018, cash held by foreign subsidiaries was $37.9 million. We do not have plans to repatriate the earnings held by our foreign affiliates. Rather, we intend to use the cash held in our foreign operations to fund working capital needs and the growth of those operations. Should we decide to repatriate the cash held by our foreign subsidiaries, we would accrue and pay the appropriate withholding and local income taxes.

Debt and Credit Facilities

The debt and credit facilities descriptions in Note 12 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 12, may be affected in the future by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and various other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, or if we do not realize a significant portion of our planned cost savings or sustain sufficient cash or borrowing availability, we may not be able to comply with our financial covenants. There is no assurance that we will be able to comply with such financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement, and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using other sources and alternative sources of liquidity may not be available on acceptable terms.Any of these events would have a material adverse effect on our business, financial condition and liquidity.
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
Forward-Looking Statements
All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe,” “anticipate,” “plan,” “expect,” "estimate", “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include forward-looking statements about our expectations for future periods with respect to our plans to improve financial results and enhance the Company, the future of the Company’s end markets, Class 8 and Class 5-7 North America build rates, performance of the global construction and agriculture equipment business, expected cost savings, enhanced shareholder value and other economic benefits of the Company’s initiatives to address customer needs, organic growth, the Company’s economic growth plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) general economic or business conditions affecting the markets in which the Company serves or intends to serve; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy- and medium- duty truck, construction, agriculture, aftermarket, military, bus, and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company's customers or on its business; (vii) the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms; (viii) security breaches and other disruptions to our information systems and our business; (ix) the Company’s ability to obtain future financing due to changes in the capital markets or its financial position; (x) the Company’s ability to comply with the financial covenants in its revolving credit facility and term loan facility; (xi) fluctuation in interest rates relating to the Company's term loan facility and revolving credit facility; (xii) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xiii) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xiv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xv) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvi) changes to domestic manufacturing initiatives impacting our effective tax rate related to products manufactured either in the United States or in international jurisdictions; (xvii) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where we do business; and (xviii) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending

December 31, 2017. There can be no assurance that statements made in this press release relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe there are no material changes in the quantitative and qualitative market risks since our 2017 Form 10-K.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings:

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations, stockholders' equity or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

Item 1A.     Risk Factors:

There have been no material changes to our risk factors as disclosed in Item 1A. "Risk Factors" in our 2017 Form 10-K.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities during the three months ended March 31, 2018 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 3, 2018	By:	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2018	By:	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)