Form 10-Q
period 2018-09-30
Commercial Vehicle Group, Inc.
filed 2018-11-05
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 5, 2018 was 30,895,366 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash	$57,525	$52,244
Accounts receivable, net of allowances of $6,039 and $5,242, respectively	151,196	108,595
Inventories	93,195	99,015
Other current assets	14,137	14,792
Total current assets	316,053	274,646
Property, plant and equipment, net of accumulated depreciation of $142,376 and $147,553, respectively	63,000	64,630
Goodwill	7,374	8,045
Intangible assets, net of accumulated amortization of $9,138 and $8,533, respectively	12,987	14,548
Deferred income taxes	11,742	20,273
Other assets, net	3,814	2,246
Total assets	$414,970	$384,388
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$91,582	$86,608
Accrued liabilities and other	34,400	33,944
Current portion of long-term debt	3,217	3,191
Total current liabilities	129,199	123,743
Long-term debt	161,340	163,758
Pension and other post-retirement benefits	14,534	15,450
Other long-term liabilities	4,582	6,695
Total liabilities	309,655	309,646
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,219,278 shares issued and outstanding, as of September 2018 and December 2017, respectively)	304	304
Treasury stock, at cost: 1,175,795 shares, as of September 2018 and December 2017	(9,114)	(9,114)
Additional paid-in capital	242,167	239,870
Retained deficit	(79,452)	(115,083)
Accumulated other comprehensive loss	(48,590)	(41,235)
Total stockholders’ equity	105,315	74,742
Total liabilities and stockholders’ equity	$414,970	$384,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$225,010	$198,349	$674,135	$566,893
Cost of Revenues	192,535	173,199	574,655	497,539
Gross Profit	32,475	25,150	99,480	69,354
Selling, General and Administrative Expenses	15,694	14,136	45,429	45,557
Amortization Expense	321	332	980	990
Operating Income	16,460	10,682	53,071	22,807
Interest and Other Expense	3,659	3,482	9,047	14,786
Income Before Provision for Income Taxes	12,801	7,200	44,024	8,021
Provision for Income Taxes	218	2,437	8,393	2,498
Net Income	$12,583	$4,763	$35,631	$5,523
Earnings per Common Share:
Basic	$0.42	$0.16	$1.18	$0.18
Diluted	$0.41	$0.16	$1.17	$0.18
Weighted Average Shares Outstanding:
Basic	30,219	29,875	30,219	29,874
Diluted	30,638	30,487	30,575	30,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$12,583	$4,763	$35,631	$5,523
Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	(1,529)	1,130	(5,363)	5,209
Minimum pension liability, net of tax	(1,060)	(546)	(1,992)	(1,830)
Other comprehensive (loss) income	(2,589)	584	(7,355)	3,379
Comprehensive income	$9,994	$5,347	$28,276	$8,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2017	30,219	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742
Share-based compensation expense	—	—	—	2,297	—	—	2,297
Total comprehensive income	—	—	—	—	35,631	(7,355)	28,276
Balance - September 30, 2018	30,219	$304	$(9,114)	$242,167	$(79,452)	$(48,590)	$105,315
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$35,631	$5,523
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,787	11,431
Allowance for accounts receivable	6,448	3,739
Non-cash amortization of debt financing costs	1,054	891
Shared-based compensation expense	2,297	1,842
Deferred income taxes	9,042	88
Non-cash gain on derivative contracts	(2,842)	(979)
Change in other operating items:
Accounts receivable	(51,076)	(32,404)
Inventories	4,507	(15,086)
Prepaid expenses	(4,462)	(1,755)
Accounts payable	6,653	28,751
Other operating activities, net	1,000	(4,351)
Net cash provided by (used in) operating activities	20,039	(2,310)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,823)	(10,290)
Proceeds from disposal/sale of property, plant and equipment	18	254
Net cash used in investing activities	(9,805)	(10,036)
Cash Flows from Financing Activities:
Borrowing of Revolving Credit Facility	80,500	—
Repayment of Revolving Credit Facility	(80,500)	—
Repayment of Term Loan	(3,281)	(1,094)
Borrowing of Term Loan	—	175,000
Repayment of 7.875% notes	—	(235,000)
Prepayment charge for redemption of 7.875% notes	—	(1,543)
Term Loan discount	—	(3,500)
Payment of debt issuance cost	—	(4,242)
Net cash used in financing activities	(3,281)	(70,379)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,672)	2,797

Net Increase (Decrease) in Cash	5,281	(79,928)

Cash:
Beginning of period	52,244	130,160
End of period	$57,525	$50,232
Supplemental Cash Flow Information:
Cash paid for interest	$10,421	$13,767
Cash paid for income taxes, net	$2,081	$2,568
Unpaid purchases of property and equipment included in accounts payable	$132	$321

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
2. Recently Issued Accounting Pronouncements
In August 2018 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 aligns the capitalization of implementation costs incurred in a hosting arrangement that is a service contract consistent with the capitalization of implementation costs incurred to develop internal-use software. The Company will adopt ASU 2018-15 as of the fourth quarter of 2018 on a prospective basis and does not expect a material impact.
In August 2018 the FASB issued ASU No. 2018-14, "Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," which modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The Company will adopt ASU 2018-14 as of December 31, 2018 and does not expect a material impact.
In August 2018 the FASB issued ASU No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which modifies disclosure requirements on fair value measurements by removing some disclosures around transfers within Level 1 and 2 assets, modifications to disclosures pertaining to investments that calculate net asset value and additional disclosures pertaining to Level 3 investments. The Company will adopt ASU 2018-13 as of December 31, 2018 and does not expect a material impact.
In July 2018 the FASB issued ASU No. 2018-09, "Codification Improvements," which clarified reporting of comprehensive income, extinguishment of debt when the fair value option is elected, accounting for freestanding derivatives, recognition of excess tax benefits for compensation expense, allocation of the consolidated tax provision to an acquired entity post-acquisition, offsetting of derivatives and clarifications in measurement of fair value. In accordance with ASU 2018-09, the Company will adopt portions of the guidance immediately and other portions as of January 1, 2019. We do not expect a material impact.
In August 2017 the FASB issued ASU No. 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which simplifies hedge accounting to better align risk management activities and financial reporting for hedging relationships and clarifies the presentation of recognized gains and losses from derivatives. The Company anticipates early adoption of ASU 2017-12 as of the fourth quarter of 2018. As we do not currently use hedge accounting for our derivatives, we will begin reporting gains and losses in interim periods in Other Comprehensive Income and will recognize gains and losses in the same line item as the hedged transaction when the derivatives settle.
In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" followed by ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements" in July 2018. ASU 2016-02 is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018.
In accordance with ASU 2016-02, we plan to elect not to recognize lease assets and lease liabilities for leases with a term of twelve months or less. The ASU requires a modified retrospective transition method, or a transition method option under ASU 2018-11, with the option to elect a package of practical expedients that permits the Company to: a. not reassess whether expired or existing contracts contain leases, b. not reassess lease classification for existing or expired leases and c. not consider whether previously capitalized initial direct costs would be appropriate under the new standard. The Company will elect to apply the package of practical expedients.
ASU 2018-11 provides another transition method option by allowing entities to apply the new leasing standard on the date of adoption and recognizing a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to implement the transition method option in ASU 2018-11.

The Company is assessing the impact of this pronouncement and anticipates it will impact the presentation of our lease assets and liabilities and associated disclosures by the recognition of lease assets and liabilities that are not included in the Consolidated Balance Sheets under existing accounting guidance. We are reviewing our lease arrangements, including facility leases and machinery and equipment leases. The lease terms generally are not complex in nature. We are reviewing other arrangements which could contain embedded lease arrangements to be considered under the revised guidance. We have not finalized our assessment but believe this standard will have a significant impact on our consolidated balance sheets. The standard is not expected to have a material impact on the Company's results of operations or cash flows.

Accounting Pronouncements Implemented in the Current Year
Revenue Recognition Guidance
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” followed by a series of standards and clarifications, including: ASU No. 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross versus Net)", ASU No. 2016-10, "Identifying Performance Obligations and Licensing" and ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients". These ASUs supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification.
Under previous and current guidance, we typically recognize revenue when products are shipped and control has transferred to the customer. We assessed the timing of revenue recognition in light of the customized nature of some of our products and provisions of some of our customer contracts and generally did not note an enforceable right to payment that would require us to recognize revenue prior to the product being shipped to the customer. We assessed certain pricing provisions contained in some of our customer contracts and determined they do not represent a material right to the customer. We evaluated how we account for customer owned tooling, engineering and design services, and pre-production costs and determined this accounting should not change under the new guidance. Finally, we evaluated our standard warranties and determined they did not represent a material right to the customer. We did not record a transition adjustment as a result of the implementation and there was no impact on the quarter ending September 30, 2018. We adopted ASC 606, Revenue from Contracts with Customers, with an effective date of January 1, 2018. As a result, the Company expanded its disclosure regarding our accounting policy for revenue recognition and disaggregation of revenue as detailed in Note 3.
Income Tax Guidance
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin ("SAB") No. 118". ASU No. 2018-05 amends Topic 740 for income tax accounting implications resulting from the Tax Cuts and Jobs Act ("U.S. Tax Reform") as discussed in SAB 118. ASU 2018-05 was effective December 22, 2017. The measurement period to finalize our calculations as they relate to U.S. Tax Reform cannot extend beyond one year of the enactment date. In December 2017, the Company determined the U.S. Tax Reform gave rise to a provision of $4.0 million on the deemed repatriation of accumulated untaxed earnings of foreign subsidiaries which was recorded in that period. At December 31, 2017, the assessment of the $4.0 million tax provision on the accumulated untaxed earnings of foreign subsidiaries was estimated. Any adjustments to provisional amounts are included in income from operations as an adjustment to tax expense in the period the amounts are determined. During the quarter ended September 30, 2018, a $2.9 million adjustment was made to reduce the provisional $4.0 million tax expense recorded for the year ended December 31, 2017. The adjustment represents our best estimate at this time and will remain provisional in nature as the Company continues to refine its calculation based on, among other things, its evaluation of recently issued and expected future guidance. Consequently, the Company may record further adjustments to this provisional tax amount during the quarter ending December 31, 2018.

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

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by the type and location of our customer and the products offered. None of the Company's contracts as of September 30, 2018, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

We recognize revenue at the point in time when we satisfy a performance obligation by transferring control of a product to a customer, usually at a designated shipping point and in accordance with customer specifications. We make estimates for potential customer returns or adjustments based on historical experience, which reduce revenues.

Other Matters
Shipping and handling costs billed to customers are recorded in revenues and costs associated with outbound freight are generally accounted for as a fulfillment cost and are included in cost of revenues. We generally do not provide for extended warranties or material customer incentives. Our customers typically do not have a general right of return for our products.

We had outstanding customer accounts receivable, net of allowances of $151.2 million as of September 30, 2018 and $108.6 million as of December 31, 2017. We generally do not have other assets or liabilities associated with customer contracts. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.

Our products include Seats, Trim, structures, electrical wire harness assemblies, cab structures, mirrors, wipers and controls. We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including medium- and heavy-duty Truck OEMs, Bus OEMs, Construction OEMs, the aftermarket and other markets. The nature, timing and uncertainty of our recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets are substantially consistent. Refer to Note 14 for revenue disclosures by reportable segments.

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
Our financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments.
Our derivative assets and liabilities represent foreign exchange contracts and an interest rate swap agreement that are measured at fair value using observable market inputs. Based on these inputs, the derivative assets and liabilities are classified as Level 2. The fair values of our derivative assets and liabilities are categorized as follows:

		September 30, 2018				December 31, 2017
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$168	$—	$168	$—	$20	$—	$20	$—
	Interest rate swap agreement [2]	$2,343	$—	$2,343	$—	$515	$—	$515	$—
Derivative liabilities	Foreign exchange contract [3]	$7	$—	$7	$—	$627	$—	$627	$—
	Interest rate swap agreement [4]	$—	$—	$—	$—	$246	$—	$246	$—

[1]	Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Condensed Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

[3]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other, and based on observable market transactions of spot and forward rates.

[4]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other, and based on observable market transactions of forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$164,557	$166,252	$166,949	$169,972

[1]
Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.2 million and long-term debt of $161.3 million as of September 30, 2018, and current portion of long-term debt of $3.2 million and long-term debt of $163.8 million as of December 31, 2017.

There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of September 30, 2018 and 2017.
5. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,219,278 shares were issued and outstanding as of September 30, 2018 and as of December 31, 2017.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of September 30, 2018 and December 31, 2017.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share, and all other diluted per share amounts presented, is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 includes the effects of potential common shares issuable upon the vesting of restricted stock, when dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$12,583	$4,763	$35,631	$5,523
Weighted average number of common shares outstanding	30,219	29,875	30,219	29,874
Dilutive effect of restricted stock grants after application of the Treasury Stock Method	419	612	356	505
Dilutive shares outstanding	30,638	30,487	30,575	30,379
Basic earnings per share	$0.42	$0.16	$1.18	$0.18
Diluted earnings per share	$0.41	$0.16	$1.17	$0.18

There are no antidilutive outstanding restrictive stock awards impacting the diluted earnings per shares for the three and nine months ended September 30, 2018 and 2017.

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
The following table summarizes information about outstanding restricted stock grants as of September 30, 2018:

Grant	Shares ('000)	Vesting Schedule	Unearned Compensation ('000)	Remaining Periods (in months)
October 2015	596	3 equal annual installments commencing on October 20, 2016	$44.4	1
January/March 2016	63	3 equal annual installments commencing on October 20, 2016	$2.3	1
October 2016	411	3 equal annual installments commencing on October 20, 2017	$695.3	13
July 2017	6	3 equal annual installments commencing on October 20, 2017	$17.3	13
October 2017	303	3 equal annual installments commencing on October 20, 2018	$1,938.1	25
October 2017	46	fully vests as of October 20, 2018	$37.5	1
May 2018	64	fully vests as of May 20, 2019	$315.0	7
As of September 30, 2018, there was approximately $3.0 million of unearned compensation expense related to non-vested restricted stock awards granted under our equity incentive plans. We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	787	$6.84	981	$4.70
Granted	64	8.41	6	8.77
Vested	—	—	(6)	4.89
Forfeited	(16)	7.12	(39)	4.84
Nonvested at September 30	835	$6.96	942	$4.72
7. Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The cash award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (i) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (ii) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash only if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award will be forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in November 2017, 2016 and 2015:

Grant Date	Grant Amount	Adjustments	Forfeitures	Payments	Adjusted Award Value at September 30, 2018	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2015	$1,487	$645	$(197)	$—	$1,935	October 2018	1
November 2016	1,434	(35)	(37)	—	1,362	October 2019	13
November 2017	1,584	(85)	—	—	1,499	October 2020	25
	$4,505	$525	$(234)	$—	$4,796
Compensation expense of $1.0 million and compensation benefit of $0.3 million was recognized for the three months ended September 30, 2018 and 2017, respectively. Compensation expense totaling $1.6 million and $0.4 million was recognized for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense was $1.6 million and $1.4 million as of September 30, 2018 and 2017, respectively.

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
9. Inventories
Inventories are valued at the lower of first-in, first-out cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$66,646	$73,026
Work in process	12,612	10,136
Finished goods	13,937	15,853
	$93,195	$99,015
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
10. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment, in the second fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Our goodwill is attributable to the GTB Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital market pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. We consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was recorded as a result of our second quarter 2018 assessment.
The changes in the carrying amounts of goodwill are as follows:

	September 30, 2018	December 31, 2017
Balance — Beginning	$8,045	$7,703
Currency translation adjustment	(671)	342
Balance — Ending	$7,374	$8,045
Our definite-lived intangible assets were comprised of the following:

		September 30, 2018			December 31, 2017
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	23 years	$8,356	$(3,792)	$4,564	$8,472	$(3,585)	$4,887
Customer relationships	15 years	13,769	(5,346)	8,423	14,609	(4,948)	9,661
		$22,125	$(9,138)	$12,987	$23,081	$(8,533)	$14,548
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended September 30, 2018 and 2017 and $1.0 million for the nine months ended September 30, 2018 and 2017. Intangible assets accumulated amortization was positively impacted by foreign currency translation of $0.4 million for the nine months ended September 30, 2018. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2018 and for each of the five succeeding years is $1.3 million per year through 2019 and $1.1 million per year from 2020 through 2023.
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
The following represents a summary of the warranty provision for the nine months ended September 30, 2018:

Balance — December 31, 2017	$3,490
Provision for new warranty claims	1,670
Change in provision for preexisting warranty claims	974
Deduction for payments made	(2,012)
Currency translation adjustment	(124)
Balance — September 30, 2018	$3,998
Leases — We lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. The anticipated future lease costs are based in part on certain assumptions and we monitor these costs to determine if the estimates need to be revised in the future. As of September 30, 2018, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service.
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
Debt Payments — As disclosed in Note 12, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five fiscal years and the remaining years thereafter:

Year Ending December 31,
2018	$1,093
2019	$4,375
2020	$4,375
2021	$4,375
2022	$4,375
Thereafter	$150,938
12. Debt and Credit Facilities
Debt consisted of the following:

	September 30, 2018	December 31, 2017
Term loan and security agreement (a)	$164,557	$166,949
(a) Presented in the Condensed Consolidated Balance Sheets as of September 30, 2018 as current portion of long-term debt of $3.2 million, net of deferred financing costs and original issue discount each of $0.6 million; and long-term debt of $161.3 million, net of deferred financing costs and original issue discount of $1.8 million and $2.0 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured Term Loan and Security Agreement (the “TLS Agreement”) maturing on April 12, 2023, the terms of which are described in Note 6 in our 2017 Form 10-K. The unamortized deferred financing fees of $2.4 million and original issue discount of $2.6 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $164.6 million as of September 30, 2018 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 6 in our 2017 Form 10-K. We were in compliance with the covenants as of September 30, 2018.
Revolving Credit Facility
On April 12, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Third ARLS Agreement"), the terms of which are described in Note 6 in our 2017 Form 10-K.
The applicable margin, which is set at Level III as of September 30, 2018, is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $24,000,000	0.50%	1.50%
II	> $12,000,000 but < $24,000,000	0.75%	1.75%
I	≤ $12,000,000	1.00%	2.00%
We had borrowing availability of $63.3 million at September 30, 2018. At September 30, 2018 we had no borrowings under the revolving credit facility and the outstanding letters of credit were $1.7 million. The unamortized deferred financing fees associated with our revolving credit facility of $0.8 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively, were being amortized over the remaining life of the agreement. At December 31, 2017 we did not have borrowings under the revolving credit facility and had outstanding letters of credit $2.1 million.
The Third ARLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 6 in our 2017 Form 10-K. Since the Company had borrowing availability in excess of the greater of (i) $5,000,000 or (ii) ten percent (10%) of the revolving commitments, from December 31, 2017 through September 30, 2018, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2018. The Company was in compliance with all applicable covenants as of September 30, 2018.
13. Income Taxes
We file federal and state income tax returns in the U.S. and income tax returns in foreign jurisdictions. With a few exceptions, we are no longer subject to income tax examinations by the taxing jurisdictions for years prior to 2014.

As of September 30, 2018 and December 31, 2017, the Company had $0.5 million in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against their related long-term deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.3 million of interest and penalties as of September 30, 2018 and December 31, 2017.
We are not aware of any events that could occur within the next twelve months that would have an impact on the amount of unrecognized tax benefits that would require a reserve.
At September 30, 2018, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

The enactment of U.S. Tax Reform brought about significant changes to the U.S. tax code, including implementing a new provision designed to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries but allowing for the possibility to utilize foreign tax credits to offset the associated tax liability (subject to certain limitations). Pursuant to Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC, the Company is allowed to make an accounting policy of either (1) treating taxes due on future U.S. taxable income inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the measurement of the Company’s deferred taxes (the “deferred method”). Although we included an estimate of the current period impact of GILTI in our tax provision for the period ended September 30, 2018, we are still in the process of evaluating and have not yet made a policy decision as to how the Company will account for the tax implications of GILTI in future periods. Under SAB 118, we have until December 22, 2018, to formalize our policy.

14. Segment Reporting
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$145,540	$79,470	$—	$225,010
Intersegment Revenues	821	3,311	(4,132)	—
Total Revenues	$146,361	$82,781	$(4,132)	$225,010
Gross Profit	$20,486	$12,159	$(170)	$32,475
Selling, General & Administrative Expenses	$5,300	$4,554	$5,840	$15,694
Operating Income	$14,899	$7,571	$(6,010)	$16,460
Capital and Other Items:
Capital Expenditures	$2,536	$1,847	$281	$4,664
Depreciation and Amortization Expense	$2,173	$1,291	$575	$4,039

	Three Months Ended September 30, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$121,497	$76,852	$—	$198,349
Intersegment Revenues	552	2,705	(3,257)	—
Total Revenues	$122,049	$79,557	$(3,257)	$198,349
Gross Profit	$17,180	$8,316	$(346)	$25,150
Selling, General & Administrative Expenses	$5,534	$4,160	$4,442	$14,136
Operating Income	$11,350	$4,121	$(4,789)	$10,682
Capital and Other Items:
Capital Expenditures	$1,097	$1,195	$476	$2,768
Depreciation and Amortization Expense	$1,838	$1,117	$673	$3,628
Other Items [1]	$373	$15	$—	$388
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs and costs to transfer equipment.

	Nine Months Ended September 30, 2018
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$421,014	$253,121	$—	$674,135
Intersegment Revenues	2,394	9,524	(11,918)	—
Total Revenues	$423,408	$262,645	$(11,918)	$674,135
Gross Profit	$62,675	$37,736	$(931)	$99,480
Selling, General & Administrative Expenses	$16,522	$12,752	$16,155	$45,429
Operating Income	$45,278	$24,879	$(17,086)	$53,071
Capital and Other Items:
Capital Expenditures	$4,385	$3,924	$1,514	$9,823
Depreciation and Amortization Expense	$5,930	$3,827	$2,030	$11,787

	Nine Months Ended September 30, 2017
	Global Truck & Bus	Global Construction & Agriculture	Corporate/ Other	Total
Revenues
External Revenues	$342,964	$223,929	$—	$566,893
Intersegment Revenues	1,084	7,315	(8,399)	—
Total Revenues	$344,048	$231,244	$(8,399)	$566,893
Gross Profit	$48,288	$22,099	$(1,033)	$69,354
Selling, General & Administrative Expenses	$16,688	$12,619	$16,250	$45,557
Operating Income	$30,716	$9,374	$(17,283)	$22,807
Capital and Other Items:
Capital Expenditures	$5,145	$3,671	$1,795	$10,611
Depreciation and Amortization Expense	$5,850	$3,530	$2,051	$11,431
Other Items [1]	$1,341	$998	$2,377	$4,716
 1 Other items include costs associated with plant closures, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and settlement costs associated with a consulting contract litigation.
15. Derivative Contracts

We use foreign exchange contracts to hedge some of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As of September 30, 2018, we did not have any derivatives designated as hedging instruments; therefore, our foreign exchange contracts have been marked-to-market and the fair value of contracts recorded in the Condensed Consolidated Balance Sheets with the offsetting non-cash gain or loss recorded in cost of revenues in our Condensed Consolidated Statements of Income. We do not hold or issue foreign exchange options or foreign exchange contracts for trading purposes. Our foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our foreign exchange contracts on a gross basis in our Condensed Consolidated Balance Sheets.
The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2018		December 31, 2017
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$3,783	$3,958	$17,491	$16,838
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the Term Loan Facility thereby reducing exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%, with a maturity date of April 30, 2022. As of September 30, 2018, the interest rate swap agreement was not designated as a hedging instrument; therefore, our interest rate swap agreement has been marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Condensed Consolidated Statements of Income.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives, none of which are designated as accounting hedges:

	Asset Derivatives
	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$168	Other current assets	$20
Interest rate swap agreement	Other assets, net	$2,343	Other assets, net	$515

	Liability Derivatives
	September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$7	Accrued liabilities	$627
Interest rate swap agreement	Accrued liabilities	$—	Accrued liabilities	$246
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Income for derivatives not designated as hedging instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$334	$(322)	$767	$1,438
Interest rate swap agreement	Interest and Other Expense	$350	$38	$1,950	$(485)

16. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2017	$(17,172)	$(24,063)	$(41,235)
Net current period change	(5,363)	—	(5,363)
Amortization of actuarial losses	—	(1,992)	(1,992)
Ending balance, September 30, 2018	$(22,535)	$(26,055)	$(48,590)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2016	$(24,313)	$(24,532)	$(48,845)
Net current period change	5,209	—	5,209
Amortization of actuarial losses	—	(1,830)	(1,830)
Ending balance, September 30, 2017	$(19,104)	$(26,362)	$(45,466)

The related tax effects allocated to each component of other comprehensive (loss) income are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(1,529)	$—	$(1,529)	$(5,363)	$—	$(5,363)
Amortization of actuarial losses	(1,230)	170	(1,060)	(2,500)	508	(1,992)
Total other comprehensive (loss) income	$(2,759)	$170	$(2,589)	$(7,863)	$508	$(7,355)

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$1,130	$—	$1,130	$5,209	$—	$5,209
Amortization of actuarial losses	(763)	217	(546)	(2,481)	651	(1,830)
Total other comprehensive income	$367	$217	$584	$2,728	$651	$3,379
17. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$—	$33	$—	$—
Interest cost	418	449	265	289
Expected return on plan assets	(787)	(671)	(310)	(302)
Amortization of prior service cost	2	2	—	—
Recognized actuarial loss	69	89	126	122
Net (benefit) cost	$(298)	$(98)	$81	$109

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$—	$100	$—	$—
Interest cost	1,254	1,346	821	845
Expected return on plan assets	(2,360)	(2,013)	(960)	(882)
Amortization of prior service cost	5	5	—	—
Recognized actuarial loss	206	268	393	358
Net (benefit) cost	$(895)	$(294)	$254	$321
We expect to contribute approximately $3.1 million to our pension plans and our other post-retirement benefit plans in 2018. As of September 30, 2018, $2.5 million of contributions have been made.

18.	Restructuring

We did not incur any restructuring charges in the nine months ended September 30, 2018. For the nine months ended September 30, 2017, we incurred in cost of revenues totaling $2 million of restructuring charges in our Monona and Shadyside facilities. As of September 30, 2017, our remaining provision of for restructuring was $0.8 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K.

Company Overview

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

Business Overview

For the nine months ended September 30, 2018, approximately 47% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket, OE service organizations, military market and specialty markets.
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
Demand for our heavy-duty ("Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a October 2018 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to be 317,000 units in 2018, increase to 335,000 units in 2019, decrease to 244,000 units in 2020, and then gradually increase to 317,000 units in 2023. We believe the demand for North American Class 8 vehicles in 2018 will be between 315,000 and 325,000 units. ACT Research estimates that the average age of active North American Class 8 trucks is 11.3 and 11.2 years in 2017 and 2018, respectively. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty ("Class 5-7") truck production steadily increased from 237,000 units in 2015 to 265,000 units anticipated in 2018. According to a October 2018 report by ACT Research, North American Class 5-7 truck production is expected to gradually increase to 280,000 units in 2023.
For the nine months ended September 30, 2018, approximately 22% of our revenue was generated from sales to OEMs in the global construction equipment market. Demand for our construction and agricultural equipment products is dependent on vehicle production. Demand for new vehicles in the global construction and agricultural equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and other raw material based industries. We believe that construction equipment production in the markets we serve in Europe, Asia, and North America is strong.

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

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	(in thousands)
	2018		2017
Revenues	$225,010	100.0%	$198,349	100.0%
Cost of Revenues	192,535	85.6	173,199	87.3
Gross Profit	32,475	14.4	25,150	12.7
Selling, General and Administrative Expenses	15,694	7.0	14,136	7.1
Amortization Expense	321	0.1	332	0.1
Operating Income	16,460	7.3	10,682	5.4
Interest and Other Expense	3,659	1.6	3,482	1.8
Income Before Provision for Income Taxes	12,801	5.7	7,200	3.6
Provision for Income Taxes	218	0.1	2,437	1.2
Net Income	$12,583	5.6%	$4,763	2.4%
Revenues. On a consolidated basis, revenues increased $26.7 million, or 13.5%, to $225.0 million for the three months ended September 30, 2018 from $198.3 million for the three months ended September 30, 2017. The increase in consolidated revenues resulted from:

•	a $22.0 million, or 25%, increase in OEM North American MD/HD Truck revenues;

•	a $2.2 million, or 5%, increase in construction equipment revenues; and

•	a $2.5 million, or 4%, increase in other revenues.
Third quarter 2018 revenues were adversely impacted by foreign currency exchange translation of $1.0 million, which is reflected in the change in revenues above.
Gross Profit. Gross profit increased $7.3 million, or 29.0%, to $32.5 million for the three months ended September 30, 2018 from $25.2 million for the three months ended September 30, 2017. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utility costs related to our operations. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. The third quarter of 2017 results include costs of approximately $2.0 million arising from a labor shortage in our North American wire harness business. Third quarter 2017 results also include $0.4 million in charges relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin was 14.4% for the three months ended September 30, 2018 compared to 12.7% for the three months ended September 30, 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses increased $1.6 million, or 11.3%, to $15.7 million for the three months ended September 30, 2018 from $14.1 million for the three months ended September 30, 2017, primarily due to an increase in wages and benefits as a result of increased volume.
Interest and Other Expense. Interest, associated with our debt, and other expense was $3.7 million and $3.5 million for the three months ended September 30, 2018 and 2017, respectively. The increase reflects rising interest rates.
Provision for Income Taxes. An income tax provision of $0.2 million and $2.4 million were recorded for the three months ended September 30, 2018 and 2017, respectively. The period over period change in the tax provision, notwithstanding the increase in income before provision for income taxes, is primarily attributable to a $2.9 million tax benefit recorded during the quarter ended September 30, 2018 to adjust the provisional U.S. federal income tax expense in the financial statements for the year ended December 31, 2017. The $2.9 million tax benefit consists primarily of a favorable adjustment to the $4.0 million provisional tax expense on the deemed repatriation of accumulated untaxed earnings of the Company's foreign subsidiaries recorded for the year ended December 31, 2017. The tax provision recorded for the quarter ended September 30, 2018 was also positively impacted by the reduced U.S. federal income tax rate but adversely impacted by the new GILTI provisions of the U.S. Tax Reform.
Net Income. Net income was $12.6 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively. The increase is attributed to the factors noted above.

SEGMENT RESULTS
Global Truck and Bus Segment Results

	Three Months Ended September 30,
	(amounts in thousands)
	2018		2017
Revenues	$146,361	100.0%	$122,049	100.0%
Gross Profit	$20,486	14.0%	$17,180	14.1%
Selling, General & Administrative Expenses	$5,300	3.6%	$5,534	4.5%
Operating Income	$14,899	10.2%	$11,350	9.3%
Revenues. GTB Segment revenues increased $24.4 million, or 20.0%, to $146.4 million for the three months ended September 30, 2018 from $122.0 million for the three months ended September 30, 2017. The increase in GTB Segment revenues resulted from:

•	a $20.6 million, or 25%, increase in OEM North American MD/HD Truck revenues; and

•	a $3.8 million, or 9%, increase in other revenues.
GTB Segment revenues were adversely impacted by foreign currency exchange translation of $0.3 million, which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit increased $3.3 million, or 19.2%, to $20.5 million for the three months ended September 30, 2018 from $17.2 million for the three months ended September 30, 2017. The increase in gross profit was primarily attributable to the increase in sales volume. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. As a percentage of revenues, gross profit margin was 14.0% for the three months ended September 30, 2018 compared to 14.1% for the three months ended September 30, 2017.
Global Construction and Agriculture Segment Results

	Three Months Ended September 30,
	(amounts in thousands)
	2018		2017
Revenues	$82,781	100.0%	$79,557	100.0%
Gross Profit	$12,159	14.7%	$8,316	10.5%
Selling, General & Administrative Expenses	$4,554	5.5%	$4,160	5.2%
Operating Income	$7,571	9.1%	$4,121	5.2%
Revenues. GCA Segment revenues increased $3.2 million, or 4.0%, to $82.8 million for the three months ended September 30, 2018 from $79.6 million for the three months ended September 30, 2017. The increase in GCA Segment revenues resulted from:

•	a $1.2 million, or 3%, increase in OEM construction equipment revenues;

•	a $2.2 million, or 24% increase in aftermarket; and

•	a $0.2 million, or 0.4%, decrease in other revenues.
GCA Segment revenues were adversely impacted by foreign currency exchange translation of $0.7 million, which is reflected in the change in revenues above.
Gross Profit. GCA Segment gross profit increased $3.9 million, or 47.0%, to $12.2 million for the three months ended September 30, 2018 from $8.3 million for the three months ended September 30, 2017. The increase in gross profit is primarily attributable to the increase in sales volume. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. The third quarter of 2017 results reflect costs of approximately $2.0 million arising from a labor shortage in our North American wire harness business. As a percentage of revenues, gross profit margin was 14.7% for the three months ended September 30, 2018 compared to 10.5% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated Results

	Nine Months Ended September 30,
	(in thousands)
	2018		2017
Revenues	$674,135	100.0%	$566,893	100.0%
Cost of Revenues	574,655	85.2	497,539	87.8
Gross Profit	99,480	14.8	69,354	12.2
Selling, General and Administrative Expenses	45,429	6.7	45,557	8.0
Amortization Expense	980	0.2	990	0.2
Operating Income	53,071	7.9	22,807	4.0
Interest and Other Expense	9,047	1.3	14,786	2.6
Income Before Provision for Income Taxes	44,024	6.6	8,021	1.4
Provision for Income Taxes	8,393	1.3	2,498	0.4
Net Income	$35,631	5.3%	$5,523	1.0%

Revenues. On a consolidated basis, revenues increased $107.2 million, or 18.9%, to $674.1 million for nine months ended September 30, 2018 from $566.9 million for nine months ended September 30, 2017. The increase in consolidated revenues resulted from:

•	a $77.8 million, or 33%, increase in OEM North American MD/HD Truck revenues;

•	a $22.0 million, or 17%, increase in construction equipment revenues; and

•	a $7.4 million, or 4%, increase in other revenues.
Revenues were favorably impacted by foreign currency exchange translation of $10.4 million, which is reflected in the change in revenues above.
Gross Profit. Gross profit increased $30.1 million, or 43.4%, to $99.5 million for nine months ended September 30, 2018 compared to $69.4 million for the nine months ended September 30, 2017. The increase in gross profit is primarily attributable to the increase in sales volume. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. Also benefiting gross profit is the completion of facility restructuring in late 2017. The nine months ended September 30, 2017 include costs of approximately $10.0 million arising from a labor shortage in our North American wire harness business. Additionally, the nine months ended September 30, 2017 results include $2.3 million in charges relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin increased to 14.8% for the nine months ended September 30, 2018 compared to 12.2% for the nine months ended September 30, 2017.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million, or 0.4%, to $45.4 million for the nine months ended September 30, 2018 from $45.6 million for the nine months ended September 30, 2017. The decrease in selling, general and administrative expenses was primarily due to a $2.4 million litigation settlement in the nine months ended September 30, 2017, partially offset by increased labor and benefit costs.
Interest and Other Expense. Interest, associated with our debt, and other expense was approximately $9.0 million and $14.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease is the result of less outstanding debt and the favorable impact of the mark-to-market of the interest rate swap agreement due to rising interest rates. In addition, the nine months ended September 30, 2017 results reflect a $1.6 million non-cash write-off of deferred financing fees and costs of $1.6 million related to refinancing the 7.875% Notes.
Provision for Income Taxes. An income tax provision of $8.4 million and $2.5 million were recorded for the nine months ended September 30, 2018 and 2017, respectively. The period over period change in the tax provision is primarily attributable to the increase in income before provision for income taxes partially offset by a $2.9 million tax benefit recorded during the quarter ended September 30, 2018 due to differences between the provisional U.S. federal income tax expense recorded in the financial statements for the year ended December 31, 2017 and the actual amounts in the Company's U.S. federal income tax return filed for the year ended December 31, 2017. The $2.9 million tax benefit consists primarily of a favorable adjustment to the $4.0 million provisional tax expense on the deemed repatriation of accumulated untaxed earnings of the Company's foreign subsidiaries recorded for the year ended December 31, 2017. The tax provision recorded in the quarter ended September 30, 2018 was also positively impacted by the reduced U.S. federal income tax rate but adversely impacted by the new GILTI provisions of the U.S. Tax Reform.
Net Income. Net income attributable to CVG stockholders was $35.6 million and $5.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net income is attributed to the factors noted above.
SEGMENT RESULTS
Global Truck and Bus Segment Results

	Nine Months Ended September 30,
	(amounts in thousands)
	2018		2017
Revenues	$423,408	100.0%	$344,048	100.0%
Gross Profit	$62,675	14.8%	$48,288	14.0%
Selling, General & Administrative Expenses	$16,522	3.9%	$16,688	4.9%
Operating Income	$45,278	10.7%	$30,716	8.9%
Revenues. GTB Segment revenues increased $79.4 million, or 23.1%, to $423.4 million for the nine months ended September 30, 2018 from $344.0 million for the nine months ended September 30, 2017. The increase in GTB Segment revenues resulted from:

•	a $72.9 million, or 33%, increase in OEM North American MD/HD Truck revenues; and

•	a $6.5 million, or 5%, increase in other revenues.

GTB Segment revenues were favorably impacted by foreign currency exchange translation of $0.7 million, which is reflected in the change in revenues above.
Gross Profit. GTB Segment gross profit increased $14.4 million, or 29.8%, to $62.7 million for the nine months ended September 30, 2018 from $48.3 million for the nine months ended September 30, 2017. The increase in gross profit is primarily attributable to the increase in sales volume. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. Also benefiting gross profit is the completion of facility restructuring in late 2017. The nine months ended September 30, 2017 results include $1.3 million in charges relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin increased to 14.8% for the nine months ended September 30, 2018 from 14.0% for the nine months ended September 30, 2017.
Global Construction and Agriculture Segment Results

	Nine Months Ended September 30,
	(amounts in thousands)
	2018		2017
Revenues	$262,645	100.0%	$231,244	100.0%
Gross Profit	$37,736	14.4%	$22,099	9.6%
Selling, General & Administrative Expenses	$12,752	4.9%	$12,619	5.5%
Operating Income	$24,879	9.5%	$9,374	4.1%
Revenues. GCA Segment revenues increased $31.4 million, or 13.6%, to $262.6 million for the nine months ended September 30, 2018 from $231.2 million for the nine months ended September 30, 2017. The increase in GCA Segment revenues resulted from:

•	a $19.8 million, or 17%, increase in OEM construction equipment revenues;

•	a $9.1 million, or 34% increase in aftermarket; and

•	a $2.5 million, or 3%, increase in other revenues.

GCA Segment revenues were favorably impacted by foreign currency exchange translation of $10.2 million, which is reflected in the change in revenues above.

Gross Profit. GCA Segment gross profit increased $15.6 million, or 70.6%, to $37.7 million for the nine months ended September 30, 2018 from $22.1 million for the nine months ended September 30, 2017. The increase in gross profit is primarily attributable to the increase in sales volume. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. The nine months ended September 30, 2017 include costs of approximately $10.0 million arising from a labor shortage in our North American wire harness business. Additionally, the nine months ended September 30, 2017 results include $1.0 million in charges relating to facility restructuring and other related costs. As a percentage of revenues, gross profit margin increased to14.4% for the nine months ended September 30, 2018 from 9.6% for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity during the nine months ended September 30, 2018 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of September 30, 2018, we had no borrowings under our revolving credit facility and had borrowing availability of $63.3 million.
For the nine months ended September 30, 2018, net cash provided by operating activities was $20.0 million compared to net cash used in operating activities of $2.3 million for the nine months ended September 30, 2017. The improvement in net cash provided by operating activities for the nine months ended September 30, 2018 is due to the improvement in net income, partially offset by increased investment in working capital associated with the increased sales volume.
For the nine months ended September 30, 2018, net cash used in investing activities was $9.8 million compared to $10.0 million for the nine months ended September 30, 2017. In 2018, we expect capital expenditures to be in the range of $13 million to $16 million.
For the nine months ended September 30, 2018, net cash used in financing activities was $3.3 million compared to $70.4 million for the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 is attributable to payment on the Term Loan. Net cash used in financing activities for the nine months ended September 30, 2017 is primarily attributable to the debt refinancing completed in the second quarter of 2017.
As of September 30, 2018, cash held by foreign subsidiaries was $50.3 million. As a result of U.S. Tax Reform, the accumulated untaxed earnings of certain foreign subsidiaries were deemed to be repatriated to the Company and a $4.0 million tax provision was recorded for the estimated U.S. federal income tax impact in the year ended December 31, 2017. The Company recorded a favorable $2.9 million tax benefit in the quarter ended September 30, 2018 as an adjustment to the provisional $4.0 million tax expense recorded in the year ended December 31, 2017 for the impact of this transition tax. Consequently, any repatriation of earnings generated by such foreign subsidiaries after the year ended December 31, 2017 should not give rise to U.S. federal income tax as a result of the dividends received deduction enacted as part of the U.S. Tax Reform. Although the earnings held by our foreign subsidiaries will no longer be subject to U.S. federal income tax if repatriated, we do not have plans to repatriate such earnings. Rather, we intend to use the cash held in our foreign operations to fund working capital needs and the growth of those operations. Should we decide to repatriate the cash held by our foreign subsidiaries, we would accrue and pay the appropriate foreign withholding and foreign income taxes that would be incurred as a result of repatriating such cash.
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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe,” “anticipate,” “plan,” “expect,” "estimate", “intend,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such forward-looking statements may include, without limitations, forward-looking statements about our expectations for future periods with respect to our plans to improve financial results and enhance the Company, the future of the Company’s end markets, Class 8 and Class 5-7 North America build rates, performance of the global construction and agriculture equipment business, expected cost savings, enhanced shareholder value and other economic benefits of the Company’s initiatives to address customer needs, organic growth, the Company’s economic growth plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) general economic or business conditions affecting the markets in which the Company serves or intends to serve; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the heavy- and medium- duty truck, construction, agriculture, aftermarket, military, bus, and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the impact of changes in governmental regulations on the Company's customers or on its business; (vii) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (viii) security breaches and other disruptions to our information systems and our business; (ix) the Company’s ability to obtain future financing due to changes in the capital markets or its financial position; (x) the Company’s ability to comply with the financial covenants in its debt facilities; (xi) fluctuation in interest rates relating to the Company's debt facilities; (xii) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xiii) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xiv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xv) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvi) changes to domestic manufacturing initiatives; (xvii) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where we do business; and (xviii) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2017. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1.         Legal Proceedings.

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

Item 1A.     Risk Factors.

You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2017 Form 10-K and our filings with the SEC since December 31, 2017. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.

On June 23, 2016, voters in the United Kingdom (UK) approved an advisory referendum to withdraw membership from the EU, which proposed exit (referred to as Brexit) could cause disruptions to, and create uncertainty surrounding, our business in the UK and EU, including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. The formal process for UK leaving the EU began in March 2017, when the UK served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the UK’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the EU, and elsewhere. The effects of Brexit will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the UK and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Decreased availability or increased costs of materials could increase our costs of producing our products.

We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. We believe that our relationships with our suppliers are satisfactory and that alternative sources of supply are generally readily available. From time to time, however, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. Inflationary and other increases in costs of these materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler capacity and the cost of oil and gas.

The recent imposition of tariffs on steel and aluminum have impacted the prices of certain of our materials. The continuation or expansion of the tariffs could result in material increases in our costs.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 5, 2018	By	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2018	By	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)