Form 10-Q
period 2019-03-31
Commercial Vehicle Group, Inc.
filed 2019-05-06
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.1 per share	CVGI	The NASDAQ Global Select Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 6, 2019 was 31,257,942 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current Assets:
Cash	$54,348	$70,913
Accounts receivable, net of allowances of $5,262 and $5,139, respectively	159,016	134,624
Inventories	97,280	92,359
Other current assets	21,257	16,828
Total current assets	331,901	314,724
Property, plant and equipment, net of accumulated depreciation of $146,931 and $143,781, respectively	66,128	65,099
Operating lease right-of-use assets, net	19,793	—
Goodwill	7,587	7,576
Intangible assets, net of accumulated amortization of $9,899 and $9,568, respectively	12,492	12,800
Deferred income taxes	12,923	15,348
Other assets, net	2,771	2,583
Total assets	$453,595	$418,130
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$96,305	$86,645
Current operating lease liabilities	4,456	—
Accrued liabilities and other	35,697	36,969
Current portion of long-term debt	3,229	9,102
Total current liabilities	139,687	132,716
Long-term debt	155,572	154,656
Operating lease liabilities	16,538	—
Pension and other post-retirement benefits	12,489	12,065
Other long-term liabilities	2,658	3,655
Total liabilities	326,944	303,092
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,512,843 shares issued and outstanding, as of March 2019 and December 2018, respectively)	318	318
Treasury stock, at cost: 1,334,251 shares, as of March 2019 and December 2018	(10,245)	(10,245)
Additional paid-in capital	243,768	243,007
Retained deficit	(59,513)	(70,571)
Accumulated other comprehensive loss	(47,677)	(47,471)
Total stockholders’ equity	126,651	115,038
Total liabilities and stockholders’ equity	$453,595	$418,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
	(Unaudited) (In thousands, except per share amounts)
Revenues	$243,164	$215,734
Cost of Revenues	208,604	184,912
Gross Profit	34,560	30,822
Selling, General and Administrative Expenses	15,199	15,214
Amortization Expense	321	332
Operating Income	19,040	15,276
Interest and Other Expense	4,396	1,750
Income Before Provision for Income Taxes	14,644	13,526
Provision for Income Taxes	3,514	3,673
Net Income	$11,130	$9,853
Earnings per Common Share:
Basic	$0.36	$0.33
Diluted	$0.36	$0.32
Weighted Average Shares Outstanding:
Basic	30,513	30,219
Diluted	30,694	30,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	(In thousands)
Net income	$11,130	$9,853
Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	104	1,470
Minimum pension liability, net of tax	(649)	(338)
Derivative Instrument	339	—
Other comprehensive (loss) income	(206)	1,132
Comprehensive income	$10,924	$10,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2018	30,513	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	11,130	(206)	10,924
Balance - March 31, 2019	30,513	$318	$(10,245)	$243,768	$(59,513)	$(47,677)	$126,651
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$11,130	$9,853
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,718	3,813
Allowance for accounts receivable	2,350	2,637
Non-cash amortization of debt financing costs	342	350
Shared-based compensation expense	761	673
Deferred income taxes	2,625	2,304
Non-cash loss / (gain) on derivative contracts	737	(2,489)
Change in other operating items:
Accounts receivable	(26,356)	(34,884)
Inventories	(4,739)	5,261
Prepaid expenses	(3,780)	(2,065)
Accounts payable	9,548	(2,105)
Other operating activities, net	(2,307)	(3,363)
Net cash used in operating activities	(5,971)	(20,015)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,580)	(1,716)
Proceeds from disposal/sale of property, plant and equipment	20	—
Net cash used in investing activities	(5,560)	(1,716)
Cash Flows from Financing Activities:
Borrowing of Revolving Credit Facility	—	36,500
Repayment of Revolving Credit Facility	—	(29,000)
Repayment of Term Loan	(5,244)	(1,094)
Other financing activities	(105)	—
Net cash (used in) provided by financing activities	(5,349)	6,406

Effect of Foreign Currency Exchange Rate Changes on Cash	315	989

Net Decrease in Cash	(16,565)	(14,336)

Cash:
Beginning of period	70,913	52,244
End of period	$54,348	$37,908
Supplemental Cash Flow Information:
Cash paid for interest	$3,373	$3,408
Cash paid for income taxes, net	$2,593	$808
Unpaid purchases of property and equipment included in accounts payable	$233	$49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including the medium- and heavy-duty truck ("MD/HD Truck"), medium- and heavy-construction vehicle, military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2018 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K ("2018 Form 10-K") as filed with the SEC on March 11, 2019. Unless otherwise indicated, all amounts are in thousands, except share and per share amounts. Certain reclassifications to the Condensed Consolidated Statement of Operations have been made pertaining to prior year non-service pension cost (benefit) presentation to conform to current year presentation.

SEGMENTS
In the quarter ended December 31, 2018, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. The reorganization allows the Company to better focus its business along product lines, as opposed to end markets, which the company believes will enhance the effectiveness of seeking growth opportunities and enhancing shareholder value. As a result of the strategic reorganization, we restated prior period segment information to conform to the current period segment presentation.
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”), which is our President and Chief Executive Officer. Each of the segments consist of a number of manufacturing facilities. Certain of our facilities manufacture and sell products through both of our segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of revenues from that manufacturing facility. Our segments are more specifically described below.

The Electrical Systems Segment manufactures and sells the following products:

•	Wire harness and panel assemblies primarily for the construction, agricultural, industrial, automotive, truck, mining and military industries in North America, Europe and Asia-Pacific;

•	Trim primarily for the North America MD/HD Truck market;

•	Mirrors, wipers and controls primarily for the truck, bus, agriculture, construction, rail and military markets in North America and Europe;

•	Cab structures for the North American MD/HD Truck market; and

•	Aftermarket components in North America.
The Global Seating Segment manufactures and sells Seats as follows:

•	Seats primarily to the MD/HD Truck, construction, agriculture and mining markets in North America, Asia-Pacific and Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in North America, Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The Company anticipates the ASU will apply to its trade receivables and will not have a material impact to the reported value of such receivables. ASU No. 2018-19 - "Codification Improvements to Topic 326: Financial Instruments - Credit Losses" which provided further guidance on assessment of receivables for operating leases did not impact the Company. We expect to implement ASU No. 2016-13 on its effective date of January 1, 2020.

Accounting Pronouncements Implemented in the three months ended March 31, 2019

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". The ASU changed the measurement date for determining the fair value of share awards to nonemployees to the grant date and requires the consideration of the probability of satisfying performance obligations in assessing the awards. The ASU did not have a material impact on our recognition of share-based payments for nonemployees.
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" followed by ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", issued in July 2018. The ASU is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and was adopted by the Company on January 1, 2019.
In accordance with ASU 2016-02, we elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less and elected to not separate lease and non-lease components. We elected the transition method option under ASU 2018-11 with the package of practical expedients that permits the Company to: (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  We recorded a right of use asset of approximately $21.2 million and a lease liability of approximately $22.2 million upon adoption. We also elected the option to apply the new leasing standard on the date of adoption and recognize a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption resulting in a cumulative effect as of January 1, 2019 of $0.1 million. Refer to footnote 11 for further details.

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

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by the type and location of our customer and the products offered. None of the Company's contracts as of March 31, 2019, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $159.0 million as of March 31, 2019 and $134.6 million as of December 31, 2018. We generally do not have other assets or liabilities associated with customer contracts. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.

Our products include electrical wire harnesses and panel assemblies; trim systems and components ("Trim"); cab structures and sleeper boxes; mirrors, wipers and controls; and seats and seating systems ("Seats"). We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including MD/HD Truck OEMs, Bus OEMs, Construction OEMs, the aftermarket and other markets. The nature, timing and uncertainty of our recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets are substantially consistent. Refer to footnote 15 for revenue disclosures by reportable segments.

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

Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for Mexican Pesos, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contracts is deferred in accumulated other comprehensive loss and recognized as an adjustment to Cost of Revenues in the period the related hedge transactions are recognized. Refer to footnote 16 for additional disclosures.

Interest Rate Swap Agreement. To manage our exposure to variable interest rates in a cost-efficient manner, we have entered into interest rate swap agreements in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designed to mitigate changes in the interest rate of a portion of the outstanding borrowings. The Company entered into a series of interest rate swaps to initially cover $80 million of its outstanding debt under the senior secured term loan facility. The Company expects these derivatives to remain effective during the remaining term of the swaps and will record the impact in interest and other expense in the Condensed Consolidated Statements of Income. Refer to footnote 16 for additional disclosures.
The fair values of our derivative assets and liabilities are categorized as follows:

		March 31, 2019				December 31, 2018
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$835	$—	$835	$—	$496	$—	$496	$—
	Interest rate swap agreement [2]	$394	$—	$394	$—	$1,131	$—	$1,131	$—
Derivative equity	Foreign exchange contract [3]	$835	$—	$835	$—	$496	$—	$496	$—

[1]	Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Condensed Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

[3]	Presented in Consolidated Balance Sheet in accumulated other comprehensive income and based on observable market transactions of spot and forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$158,801	$155,641	$163,758	$161,759

[1]
Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.2 million and long-term debt of $155.6 million as of March 31, 2019, and current portion of long-term debt of $9.1 million and long-term debt of $154.7 million as of December 31, 2018.

There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2019 and 2018.
5. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,512,843 shares were issued and outstanding as of March 31, 2019 and as of December 31, 2018.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of March 31, 2019 and December 31, 2018.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2019 and 2018 includes the effects of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$11,130	$9,853
Weighted average number of common shares outstanding (in '000s)	30,513	30,219
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	181	355
Dilutive shares outstanding	30,694	30,574
Basic earnings per share	$0.36	$0.33
Diluted earnings per share	$0.36	$0.32

There were 190,803 outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the three months ended March 31, 2018.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in footnote 13) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares (in thousands)	Amount
Balance - December 31, 2018	30,513	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	11,130	(206)	10,924
Balance - March 31, 2019	30,513	$318	$(10,245)	$243,768	$(59,513)	$(47,677)	$126,651

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares (in thousands)	Amount
Balance - December 31, 2017	30,219	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742
Share-based compensation expense	—	—	—	673	—	—	673
Total comprehensive income	—	—	—	—	9,853	1,132	10,985
Balance - March 31, 2018	30,219	$304	$(9,114)	$240,543	$(105,230)	$(40,103)	$86,400

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
The following table summarizes information about outstanding restricted stock grants as of March 31, 2019:

Grant	Shares ('000)	Vesting Schedule	Unearned Compensation ('000)	Remaining Periods (in months)
October 2016	411	3 equal annual installments commencing on October 20, 2017	$368.9	7
July 2017	6	3 equal annual installments commencing on October 20, 2017	$9.3	7
October 2017	303	3 equal annual installments commencing on October 20, 2018	$1,429.2	19
May 2018	68	Shares granted to independent board members that fully vest as of May 16, 2019	$56.3	1
October 2018	382	3 equal annual installments commencing on October 20, 2019	$2,208.5	31
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	761	$7.56	787	$6.84
Granted	4	8.00	—	—
Vested	—	—	—	—
Forfeited	(5)	7.93	(2)	6.37
Nonvested at March 31	760	$7.56	785	$6.84
7. Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The cash award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (i) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (ii) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash only if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award will be forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in November 2018, 2017 and 2016:

Grant Date	Grant Amount	Adjustments	Forfeitures	Adjusted Award Value at March 31, 2019	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2016	$1,434	$(16)	$(88)	$1,330	November 2019	7
November 2017	1,584	(54)	(53)	1,477	November 2020	19
November 2018	1,590	(84)	(55)	1,451	November 2021	31
	$4,608	$(154)	$(196)	$4,258
Compensation expense of $0.3 million and compensation benefit of $0.8 million was recognized for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense was $2.2 million as of March 31, 2019 and 2018.

8. Accounts Receivable
Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.Returns and allowances are used to record estimates of returns or allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This amount is estimated based on historical trends and current market conditions, with the offset to revenues.

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
9. Inventories
Inventories are valued at the lower of first-in, first-out cost or market. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$70,962	$66,965
Work in process	11,663	12,333
Finished goods	14,655	13,061
	$97,280	$92,359
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
10. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment in the second fiscal quarter and whenever events or changes in circumstances indicate it is more likely than not that the carrying value may not be recoverable. Goodwill of $5.2 million is attributable to the Global Seating Segment and $2.4 million to the Electrical Systems Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital market pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was recorded as a result of our second quarter 2018 assessment.
The changes in the carrying amounts of goodwill are as follows:

	March 31, 2019	December 31, 2018
Balance - Beginning	$7,576	$8,045
Currency translation adjustment	11	(469)
Balance - Ending	$7,587	$7,576
Our definite-lived intangible assets were comprised of the following:

		March 31, 2019			December 31, 2018
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	23 years	$8,355	$(3,979)	$4,376	$8,346	$(3,888)	$4,458
Customer relationships	15 years	14,036	(5,920)	8,116	14,022	(5,680)	8,342
		$22,391	$(9,899)	$12,492	$22,368	$(9,568)	$12,800
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended March 31, 2019 and 2018. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2019 and for each of the five succeeding years is expected to be $1.3 million in 2019 and $1.2 million per year from 2020 through 2023.

11. Leases
The Company leases office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.
On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases (Topic 842)" which requires the recognition of the right-of-use assets and related operating and finance lease liabilities in the Condensed Consolidated Balance Sheet. We adopted Topic 842 using a modified retrospective approach for all leases existing at January 1, 2019. As discussed in footnote 2, we elected to exclude leases for periods of 12 months or less and elected to apply the package of practical expedients.

The components of lease expense are as follows:

Three Months Ended March 31, 2019
Operating lease cost	$1,570
Finance lease cost
Amortization of right-of-use assets	$80
Interest on lease liabilities	15
Total finance lease cost	$95
Short-term lease cost [1]	1,991
Total lease expense	$3,656
1 Includes variable lease costs, which are not significant

Supplemental cash flow information related to leases is as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,480
Financing cash flows from finance leases	$105

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net [1]	$19,793

Current liabilities	Current operating lease liabilities	$4,456
Non-current liabilities	Operating lease liabilities	16,538
Total operating lease liabilities		$20,994

Finance Leases
Right-of-use assets		$991
Accumulated depreciation		(92)
Right-of-use assets, net	Other assets, net	$899

Current liabilities	Accrued liabilities and other	$369
Non-current liabilities	Other long-term liabilities	520
Total finance lease liabilities		$889

Weighted Average Remaining Lease Term
Operating leases		4.5 years
Finance leases		3.1 years
Weighted Average Discount Rate
Operating leases		10.4%
Finance leases		7.4%

[1]	Includes $20.4 million for operating leases existing on January 1, 2019 and $0.4 million for operating leases that commenced in the first quarter of 2019, net of amortization of $1.0 million.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We utilize an incremental borrowing rate, which is reflective of the specific term of the leases and economic environment of each geographic region, and apply a portfolio approach for certain machinery and equipment that have consistent terms in a specific geographic region.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2019 [1]	$4,677	$316	$4,993
2020	6,233	351	6,584
2021	5,827	199	6,026
2022	5,261	84	5,345
2023	1,721	25	1,746
Thereafter	2,512	—	2,512
Total lease payments	26,231	975	27,206
Less: Imputed interest	(5,237)	(86)	(5,323)
Present value of lease liabilities	$20,994	$889	$21,883

[1]	Excluding the three months ended March 31, 2019.

The Company elected to apply the modified retrospective approach. As such, we did not restate the prior year Condensed Consolidated Balance Sheet. The following are the future minimum annual rental commitments under Topic 840 as disclosed in our December 31, 2018 Form 10-K:

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
The following represents a summary of the warranty provision for the three months ended March 31, 2019:

Balance - December 31, 2018	$3,911
Provision for new warranty claims	566
Change in provision for preexisting warranty claims	(96)
Deduction for payments made	(965)
Currency translation adjustment	39
Balance - March 31, 2019	$3,455
Leases — As disclosed in Note 11, we lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2019, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

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
Debt Payments — As disclosed in footnote 13, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. A mandatory prepayment of $4.2 million pursuant to the excess free cash flow sweep provision of the TLS Agreement was made during the three months ended March 31, 2019. The existing long-term debt agreements mature in 2023:

Year Ending December 31,
2019	$3,281
2020	$4,375
2021	$4,375
2022	$4,375
2023	$146,788
Thereafter	$—
13. Debt and Credit Facilities
Debt consisted of the following:

	March 31, 2019	December 31, 2018
Term loan and security agreement (a)	$158,801	$163,758
(a) Presented in the Condensed Consolidated Balance Sheets as of March 31, 2019 as current portion of long-term debt of $3.2 million, net of deferred financing costs and original issue discount each of $0.6 million; and long-term debt of $155.6 million, net of deferred financing costs and original issue discount of $1.5 million and $1.7 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured Term Loan and Security Agreement (the “TLS Agreement”) maturing on April 12, 2023, the terms of which are described in footnote 7 in our 2018 Form 10-K. The unamortized deferred financing fees of $2.1 million and original issue discount of $2.3 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $158.8 million as of March 31, 2019 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in footnote 7 in our 2018 Form 10-K. We were in compliance with the covenants as of March 31, 2019.
Revolving Credit Facility
On April 12, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Third ARLS Agreement") maturing on April 12, 2022, the terms of which are described in footnote 7 in our 2018 Form 10-K.
The applicable margin, which is set at Level III as of March 31, 2019, is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $24,000,000	0.50%	1.50%
II	> $12,000,000 but < $24,000,000	0.75%	1.75%
I	≤ $12,000,000	1.00%	2.00%
At March 31, 2019 we had no borrowings under the revolving credit facility and the outstanding letters of credit were $1.6 million and we had availability of $63.4 million. The unamortized deferred financing fees associated with our revolving credit facility of $0.8 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively, are being amortized over the remaining life of the agreement. At December 31, 2018 we did not have borrowings under the revolving credit facility and had outstanding letters of credit $1.7 million.
The Third ARLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in footnote 7 in our 2018 Form 10-K. Since the Company had borrowing availability in excess of the greater of (i) $5,000,000 or (ii) ten percent (10%) of the revolving commitments from December 31, 2018 through March 31, 2019 the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended March 31, 2019. The Company was in compliance with all applicable covenants as of March 31, 2019.
14. Income Taxes
We file federal income tax returns in the U.S. and income tax returns in various U.S. state and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2014. In our major foreign jurisdictions including China, Czech Republic, Mexico and the United Kingdom, our income tax filings are generally subject to examination for three to five years.
As of March 31, 2019 and December 31, 2018, the Company had $0.6 million and $0.5 million, respectively, in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against their related deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.3 million of interest and penalties as of March 31, 2019 and December 31, 2018. We are not aware of any events that could occur within the next twelve months that would have a material impact on the amount of unrecognized tax benefits that would require a reserve.
At March 31, 2019, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

15. Segment Reporting
As disclosed in footnote 10 of our 2018 Form 10-K, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. As a result of the strategic reorganization, we restated prior period segment information to conform to the current period segment presentation.
The following tables present segment revenues, gross profit, depreciation and amortization expense, selling, general and administrative expenses, operating income, capital expenditures and other items for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$140,672	$102,492	$—	$243,164
Intersegment Revenues	2,939	1,569	(4,508)	—
Total Revenues	$143,611	$104,061	$(4,508)	$243,164
Gross Profit	$20,840	$13,779	$(59)	$34,560
Selling, General & Administrative Expenses	4,149	5,337	5,713	15,199
Amortization Expense	187	134	—	321
Operating Income	$16,504	$8,308	$(5,772)	$19,040

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$3,485	$977	$841	$5,303
Depreciation Expense	$1,683	$1,081	$633	$3,397

	Three Months Ended March 31, 2018
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$121,119	$94,615	$—	$215,734
Intersegment Revenues	1,809	500	(2,309)	—
Total Revenues	$122,928	$95,115	$(2,309)	$215,734
Gross Profit	$17,954	$13,121	$(253)	$30,822
Selling, General & Administrative Expenses	3,774	5,650	5,790	15,214
Amortization Expense	187	145	—	332
Operating Income	$13,993	$7,326	$(6,043)	$15,276

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$1,209	$436	$120	$1,765
Depreciation Expense	$1,752	$1,061	$668	$3,481

16. Derivative Contracts
We use foreign exchange contracts to hedge some of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As our foreign exchange contracts are designated as hedging instruments; the fluctuations in fair value are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the contracts mature; at which time the gains and losses are recognized in cost of revenues in the Condensed Consolidated Statements of Income. We do not hold or issue foreign exchange options or foreign exchange contracts for trading purposes. Our foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our foreign exchange contracts on a gross basis in our Condensed Consolidated Balance Sheets.
The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2019		December 31, 2018
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$16,230	$17,065	$22,371	$22,867
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.

On June 30, 2017, the Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the Term Loan Facility thereby reducing exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%, with a maturity date of April 30, 2022. As of March 31, 2019, the interest rate swap agreement was not designated as a hedging instrument; therefore, our interest rate swap agreement has been marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Condensed Consolidated Statements of Income.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives:

	Derivative Asset
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$835	Other current assets	$496
Interest rate swap agreement	Other assets, net	$394	Other assets, net	$1,131

	Derivative Equity
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accumulated other comprehensive loss	$835	Accumulated other comprehensive loss	$496
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Income:

		Three Months Ended March 31,
		2019	2018
	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$4	$1,232
Interest rate swap agreement	Interest and Other Expense	$(652)	$1,162

17. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2018	$(22,847)	496	$(25,120)	$(47,471)
Net current period change	104	—	—	104
Derivative instruments	—	339	—	339
Amortization of actuarial losses	—	—	(649)	(649)
Ending balance, March 31, 2019	$(22,743)	$835	$(25,769)	$(47,677)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2017	$(17,172)	$—	$(24,063)	$(41,235)
Net current period change	1,470	—	—	1,470
Derivative instruments	—	—	—	—
Amortization of actuarial losses	—	—	(338)	(338)
Ending balance, March 31, 2018	$(15,702)	$—	$(24,401)	$(40,103)

The related tax effects allocated to each component of other comprehensive (loss) income are as follows:

	Three Months Ended
	March 31, 2019
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(804)	$155	$(649)
Derivative instruments	339	—	339
Cumulative translation adjustment	104	—	104
Total other comprehensive (loss) income	$(361)	$155	$(206)

	Three Months Ended
	March 31, 2018
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(506)	$168	$(338)
Derivative instruments	—	—	—
Cumulative translation adjustment	1,470	—	1,470
Total other comprehensive income	$964	$168	$1,132
18. Pension and Other Post-Retirement Benefit Plans
We sponsor various defined pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our practice is to make annual contributions to the plans to fund the normal cost as required by local regulations.
During the three months ended March 31, 2019, the Company offered employees with deferred vested balances in the U.S. defined pension plan (the "U.S. Plan") the opportunity to voluntarily elect an early payout of their benefits. The payouts are expected to occur during the three months ended June 30, 2019 and will be paid out of the U.S. Plan assets resulting in a non-cash settlement charge which will be determined as of the date of payout, may be material and will be recorded in interest and other expense in the Condensed Consolidated Statements of Income.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service cost	$—	$—	$—	$—
Interest cost	446	418	285	287
Expected return on plan assets	(751)	(787)	(286)	(335)
Amortization of prior service cost	2	2	12	—
Recognized actuarial loss	83	69	137	137
Net (benefit) cost	$(220)	$(298)	$148	$89

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in interest and other expense within the Condensed Consolidated Statements of Income.
We expect to contribute approximately $3.1 million to our pension plans and our other post-retirement benefit plans in 2019. As of March 31, 2019, contributions totaling $0.8 million have been made.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2019 and 2018. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K.

Company Overview

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including the medium- and heavy-duty truck ("MD/HD Truck"), medium- and heavy-construction vehicle, military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American MD/HD Truck and many medium- and heavy-duty construction vehicle OEMs, and to a lesser extent other makers of industrial equipment.

In February 2019, the Company announced a strategic reorganization of its operations into two reportable segments, the Electrical Systems Segment and the Global Seating Segment. The Electrical Systems Segment includes electrical wire harnesses and panel assemblies, trim systems and components ("Trim"), cab structures and sleeper boxes, mirrors, wipers and controls. The Global Seating Segment includes seats and seating systems ("Seats"), office seating, and aftermarket seats and components. This reorganization allows the Company to better focus its business along product lines, as opposed to end markets, which the Company believes will enhance the effectiveness of seeking out growth opportunities and shareholder value. With respect to the Electrical Systems segment, we believe there may be opportunities to realize certain synergies amongst the products in this segment, especially with respect to electrical wire harnesses and panel assemblies, trim systems and components, and mirrors, wipers, and controls. With respect to the Seating Segment, we believe combining the seating operations will present opportunities to leverage resources and best practices in engineering, product development and manufacturing, while eliminating redundancies and providing a global, more scalable platform for effective and efficient operations.

Business Overview

For the three months ended March 31, 2019, approximately 50% of our revenue was generated from sales to North American MD/HD Truck OEMs and approximately 20% from sales to OEMs in the global construction equipment market. Our remaining revenue was primarily derived from sales to the aftermarket, OE service organizations, the military market and specialty markets.

Demand for our seating systems and trim products is driven to a significant degree by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, heavy-duty truck OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and specific interior styling. In addition, certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.

Demand for our electrical wire harnesses and panel assemblies is increasingly driven by the complexity and content of electrical distribution systems in vehicles. In the future, integrated sensor technology, active electronics, embedded software and other power and data applications may further increase sales opportunities of our products, especially our electrical wire harnesses and panel assemblies and trim products.

We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform. Several of the major truck makers have upgraded their truck platforms and we believe we have maintained our share of content in these platforms. With respect to our electrical wire harnesses and panel assemblies, we also compete for business on existing commercial vehicle platforms. We continue to pursue opportunities to expand our content.

Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a April 2019 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 337,000 units in 2019, decrease to 246,000 units in 2020, and then increase to 343,000 units in 2023. We believe the demand for North American Class 8 vehicles in 2019 will be between 330,000 to 350,000 units. ACT Research estimated that the average age of active North American Class 8 trucks was 11.2 and 11.3 years in 2018 and 2017, respectively. As vehicles age, their maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.

North American medium-duty (or "Class 5-7") truck production steadily increased from 233,000 units in 2016 to 272,000 units in 2018. We believe the demand for Class 5-7 vehicles in 2019 will be stable at 268,000. According to an April 2019 report by ACT Research, North American Class 5-7 truck production is expected to gradually increase to 280,000 units in 2023.

Demand for our products for the construction and agricultural industries, primarily seating and electrical wire harnesses and panel assemblies, is dependent on vehicle production and generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries. We believe the construction markets we serve in Europe, Asia, and North America have improved.

Our Long-Term Strategy

Our long-term strategy is to grow revenue by product, geography and end market. Our products include electrical wire harnesses and panel assemblies, Trim, mirrors, wipers and controls cab structures and sleeper boxes and Seats. We intend to allocate resources consistent with our strategy; more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy and may adjust the strategy in response to changes in our business environment and other factors.

As part of our long-term strategy, we have considered and will consider acquisitions and divestitures to enhance our return to our shareholders and our service to customers.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$243,164	$215,734	$27,430	12.7%
Gross Profit	$34,560	$30,822	$3,738	12.1%
Selling, General and Administrative Expenses	$15,199	$15,214	$(15)	(0.1)%
Interest and Other Expense	$4,396	$1,750	$2,646	151.2%
Provision for Income Taxes	$3,514	$3,673	$(159)	(4.3)%
Net Income	$11,130	$9,853	$1,277	13.0%
Revenues. The increase in consolidated revenues resulted from:

•	a $30.1 million, or 31.9%, increase in OEM North American MD/HD Truck revenues; and

•	a $2.7 million, or 2.2%, decrease in other revenues.
First quarter 2019 revenues were adversely impacted by foreign currency exchange translation of $4.5 million, which is reflected in the change in revenues above.

Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $23.7 million, or 12.7%, as a result of an increase in raw material and purchased component costs of $16.0 million, or 13.4%, wages and benefits of $1.9 million, or 11.3%, and overhead expenses of $5.8 million, or 11.8%.  Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. The first quarter of 2019 results include costs of approximately $1.4 million arising from wage increases in the North American wire harness business as a consequence of changes to the minimum wage laws in Mexico. As a percentage of revenues, gross profit margin was 14.2% for the three months ended March 31, 2019 compared to 14.3% for the three months ended March 31, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses of $15.2 million for the three months ended March 31, 2019 were substantially the same as the three months ended March 31, 2018.
Interest and Other Expense. Interest, associated with our debt, and other expense was $4.4 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase reflects rising interest rates, but more significantly the impact of the interest rate swap agreements that are marked-to-market, resulting in a $0.7 million charge in the three months ended March 31, 2019 and a $1.3 million gain in the prior year period.
Provision for Income Taxes. An income tax provision of $3.5 million and $3.7 million were recorded for the three months ended March 31, 2019 and 2018, respectively. The period over period change in the tax provision was primarily attributable to a decrease in the impact of the GILTI tax, net of associated foreign tax credits.
Net Income. Net income was $11.1 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively. The increase is attributed to the factors noted above.

SEGMENT RESULTS
Electrical System Segment Results
The table below sets forth certain Electrical Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$143,611	$122,928	$20,683	16.8%
Gross Profit	$20,840	$17,954	$2,886	16.1%
Selling, General & Administrative Expenses	$4,149	$3,774	$375	9.9%
Operating Income	$16,504	$13,993	$2,511	17.9%
Revenues. The increase in Electrical System Segment revenues resulted from:

•	a $20.3 million, or 37.3%, increase in OEM North American MD/HD Truck revenues;

•	a $1.6 million, or 6.7%, increase in OEM construction equipment revenues; and

•	a $1.2 million, or 2.7%, decrease in other revenues.
Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $1.6 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $17.8 million, or 17.0%, as a result of an increase in raw material and purchased component costs of $10.9 million, or 16.2%, wages and benefits of $1.6 million, or 15.2%, and overhead expenses of $5.3 million, or 19.4%. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives reduced the impact of these cost pressures on gross profit. The first quarter of 2019 results include costs of approximately $1.4 million arising from labor increases in the North American wire harness business driven by changes to the minimum wage laws in Mexico. As a percentage of revenues, gross profit margin was 14.5% for the three months ended March 31, 2019 compared to 14.6% for the three months ended March 31, 2018.

Selling, General and Administrative Expenses.  Electrical Systems Segment selling, general and administrative expenses increased 9.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of the increase in revenues and investments in resources to support development of the wire harness business.
Global Seating Segment Results
The table below sets forth certain Global Seating Segment operating data for the three months ended March 31 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$104,061	$95,115	$8,946	9.4%
Gross Profit	$13,779	$13,121	$658	5.0%
Selling, General & Administrative Expenses	$5,337	$5,650	$(313)	(5.5)%
Operating Income	$8,308	$7,326	$982	13.4%
Revenues. The increase in Global Seating Segment revenues resulted from:

•	a $9.7 million, or 24.4%, increase in OEM North American MD/HD Truck Revenues;

•	a $1.7 million, or 6.8% decrease in OEM construction equipment revenues; and

•	a $0.9 million, or 3.1%, increase in other revenues.
Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $2.9 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $8.3 million, or 10.1%, as a result of an increase in raw material and purchased component costs of $7.2 million, or 13.4%, wages and benefits of $0.4 million, or 5.4%, and overhead expenses of $0.7 million, or 3.3%. Commodity and other material inflationary pressures, as well as difficult labor markets, adversely affected cost of revenues. Cost control and cost recovery initiatives reduced the impact of these cost pressures on gross profit. As a percentage of revenues, gross profit margin was 13.2% for the three months ended March 31, 2019 compared to 13.8% for the three months ended March 31, 2018.

Selling, General and Administrative Expenses.  Global Seating Segment selling, general and administrative expenses decreased 5.5% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, notwithstanding the increase in revenues, reflecting a focus on cost discipline.

Liquidity and Capital Resources

The Company did not borrow against its asset-based revolver during the three months ended March 31, 2019. At March 31, 2019, the Company had liquidity of $117.7 million; $54.3 million of cash and $63.4 million availability from its asset-based revolver. We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.

Cash Flows

Our primary sources of liquidity during the three months ended March 31, 2019 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of March 31, 2019, we had no borrowings under our revolving credit facility and had borrowing availability of $63.4 million.

For the three months ended March 31, 2019, net cash used in operating activities was $6.0 million compared to $20.0 million for the three months ended March 31, 2018. The improvement in net cash provided by operating activities is due to the improvement in net income, the non-cash gain/loss on derivative contracts and lower investment in working capital.
For the three months ended March 31, 2019, net cash used in investing activities was $5.6 million compared to $1.7 million for the three months ended March 31, 2018. In 2019, we expect capital expenditures to be in the range of $16 million to $19 million.

For the three months ended March 31, 2019, net cash used in financing activities was $5.3 million compared to net cash provided by financing activities of $6.4 million for the three months ended March 31, 2018. Net cash used in financing activities for the three months ended March 31, 2019 is attributable to quarterly loan amortization and excess cash flow payment on the Term Loan. Net cash provided by financing activities for the three months ended March 31, 2018 is attributable to the payments on the Term Loan offset by net borrowings on the revolving credit facility.

As of March 31, 2019, cash of $51.3 million was held by foreign subsidiaries. With the exception of the Company's Chinese subsidiary, management intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries to the extent a distribution thereof would result in income tax expense. As a result of the enactment of the Tax Cuts and Jobs Act of 2017, the repatriation of earnings from the Company’s foreign subsidiaries generally do not result in U.S. federal income tax expense. However, future dividends paid by certain of the Company’s foreign subsidiaries would be subject to foreign withholding tax. In April 2019, $5.5 million in cash was repatriated from the Company’s Luxembourg subsidiary. The Company plans to repatriate approximately $10.0 million from its Chinese subsidiary during 2019 and a $0.5 million deferred tax liability was recorded during the year ended December 31, 2018 for the expected tax implications.

Debt and Credit Facilities

The debt and credit facilities descriptions in footnote 13 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 13, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants.If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Third ARLS Agreement will be sufficient to fund anticipated working capital, capital spending, certain strategic initiatives, and debt service requirements for the next 12 months. No assurance can be given, however, that this will be the case. Additionally, the Company may, under the TLS Agreement, increase borrowings if certain total leverage ratio requirements are met.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Part II, Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the Company’s ability to recognize synergies from the reorganization of the segments; (vii) the Company’s failure to successfully manage any divestitures; (viii) the impact of changes in governmental regulations on the Company's customers or on its business; (ix) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (x) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xi) the Company’s ability to comply with the financial covenants in its debt facilities; (xii) fluctuation in interest rates relating to the Company’s debt facilities; (xiii) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives; (xiv) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xvi) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvii) changes to domestic manufacturing initiatives; (xviii) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business; and (xix) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2018. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We believe there are no material changes in the quantitative and qualitative market risks since our 2018 Form 10-K.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.     Risk Factors.

You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2018 Form 10-K and our filings with the SEC since December 31, 2018. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended March 31, 2019 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 6, 2019	By	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2019	By	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)