Form 10-Q
period 2019-06-30
Commercial Vehicle Group, Inc.
filed 2019-08-08
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 8, 2019 was 31,327,681 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current Assets:
Cash	$60,521	$70,913
Accounts receivable, net of allowances of $5,295 and $5,139, respectively	157,882	134,624
Inventories	92,913	92,359
Other current assets	22,370	16,828
Total current assets	333,686	314,724
Property, plant and equipment, net of accumulated depreciation of $149,528 and $143,781, respectively	70,658	65,099
Operating lease right-of-use assets, net	22,097	—
Goodwill	7,624	7,576
Intangible assets, net of accumulated amortization of $10,242 and $9,568, respectively	12,188	12,800
Deferred income taxes	11,751	15,348
Other assets, net	2,322	2,583
Total assets	$460,326	$418,130
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$93,320	$86,645
Current operating lease liabilities	4,851	—
Accrued liabilities and other	34,936	36,969
Current portion of long-term debt	3,238	9,102
Total current liabilities	136,345	132,716
Long-term debt	154,758	154,656
Operating lease liabilities	18,567	—
Pension and other post-retirement benefits	11,812	12,065
Other long-term liabilities	2,342	3,655
Total liabilities	323,824	303,092
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,581,274 and 30,512,843 shares issued and outstanding, respectively)	319	318
Treasury stock, at cost: 1,334,251 shares	(10,245)	(10,245)
Additional paid-in capital	244,486	243,007
Retained deficit	(52,336)	(70,571)
Accumulated other comprehensive loss	(45,722)	(47,471)
Total stockholders’ equity	136,502	115,038
Total liabilities and stockholders’ equity	$460,326	$418,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$243,190	$233,391	$486,354	$449,126
Cost of Revenues	209,407	197,806	418,011	382,718
Gross Profit	33,783	35,585	68,343	66,408
Selling, General and Administrative Expenses	16,248	14,349	31,446	29,564
Amortization Expense	322	327	643	659
Operating Income	17,213	20,909	36,254	36,185
Interest and Other Expense	7,490	3,213	11,887	4,963
Income Before Provision for Income Taxes	9,723	17,696	24,367	31,222
Provision for Income Taxes	2,546	4,501	6,060	8,174
Net Income	$7,177	$13,195	$18,307	$23,048
Earnings per Common Share:
Basic	$0.23	$0.44	$0.60	$0.76
Diluted	$0.23	$0.43	$0.60	$0.75
Weighted Average Shares Outstanding:
Basic	30,547	30,219	30,530	30,219
Diluted	30,824	30,513	30,731	30,543
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$7,177	$13,195	$18,307	$23,048
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	233	(5,304)	338	(3,834)
Minimum pension liability, net of tax	1,739	(593)	1,089	(932)
Derivative Instrument	(17)	—	322	—
Other comprehensive income (loss)	1,955	(5,897)	1,749	(4,766)
Comprehensive income	$9,132	$7,298	$20,056	$18,282
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2018	30,513	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Share-based compensation expense	68	1	—	1,479	—	—	1,480
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	18,307	1,749	20,056
Balance - June 30, 2019	30,581	$319	$(10,245)	$244,486	$(52,336)	$(45,722)	$136,502
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$18,307	$23,048
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,058	7,748
Allowance for accounts receivable	3,396	3,829
Non-cash amortization of debt financing costs	685	701
Shared-based compensation expense	1,479	1,517
Deferred income taxes	2,906	6,676
Non-cash loss / (gain) on derivative contracts	1,823	(2,161)
Change in other operating items:
Accounts receivable	(26,552)	(47,334)
Inventories	(462)	7,010
Prepaid expenses	(5,491)	(3,766)
Accounts payable	6,563	2,845
Other operating activities, net	(1,061)	788
Net cash provided by operating activities	8,651	901
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,702)	(5,158)
Proceeds from disposal/sale of property, plant and equipment	20	—
Net cash used in investing activities	(12,682)	(5,158)
Cash Flows from Financing Activities:
Borrowing of Revolving Credit Facility	—	80,500
Repayment of Revolving Credit Facility	—	(80,500)
Repayment of Term Loan	(6,338)	(2,188)
Other financing activities	(222)	—
Net cash used in financing activities	(6,560)	(2,188)

Effect of Foreign Currency Exchange Rate Changes on Cash	199	(1,125)

Net Decrease in Cash	(10,392)	(7,570)

Cash:
Beginning of period	70,913	52,244
End of period	$60,521	$44,674
Supplemental Cash Flow Information:
Cash paid for interest	$6,787	$6,937
Cash paid for income taxes, net	$4,180	$1,693
Unpaid purchases of property and equipment included in accounts payable	$526	$416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including medium- and heavy-duty trucks ("MD/HD Truck") and medium- and heavy-construction vehicles. We also supply electrical wire harnesses, seating systems or other cab related products to automotive, military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

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

Unless otherwise indicated, all amounts are in thousands, except share and per share amounts. Certain reclassifications to the Condensed Consolidated Statement of Operations have been made pertaining to prior year non-service pension cost (benefit) to conform to current year presentation.

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
2. Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The FASB subsequently issued ASU No. 2018-19, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses" in November 2018 which provided further guidance on assessment of receivables for operating leases. ASU No. 2019-04, "Codification Improvements to Topic 326, Topic 815 and Topic 825" and ASU No. 2019-05, "Targeted Transition Relief" that were issued in April and May of 2019 do not materially impact to the Company. The Company anticipates ASU 2016-13 and ASU 2018-19 will apply to its trade receivables and will not have a material impact to the reported value of such receivables. We expect to implement ASU No. 2016-13 and 2018-19 on the effective date of January 1, 2020.

Accounting Pronouncements Implemented in the Six Months Ended June 30, 2019

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
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" followed by ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", issued in July 2018. The ASU is intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 was adopted by the Company on January 1, 2019.
In accordance with Topic 842, we elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less and elected to not separate lease and non-lease components. We elected the transition method option under ASU 2018-11 with the package of practical expedients that permits the Company to: (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.  We recorded a right-of-use asset of approximately $21.2 million and a lease liability of approximately $22.2 million upon adoption. We also elected the option to apply the new leasing standard on the date of adoption and recognize a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption resulting in a cumulative effect as of January 1, 2019 of $0.1 million. Refer to footnote 11 for further details.

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

Amount and Timing of Revenue Recognition

The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by the type and location of our customer and the products offered. None of the Company's contracts as of June 30, 2019 contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $157.9 million as of June 30, 2019 and $134.6 million as of December 31, 2018. We generally do not have other assets or liabilities associated with customer contracts. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.

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

Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contracts is deferred in accumulated other comprehensive loss and recognized as an adjustment to Cost of Revenues in the period the related hedge transactions are recognized. Refer to footnote 16 for additional disclosures.

Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into interest rate swap agreements in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designed to mitigate changes in the interest rate of a portion of the outstanding borrowings. The Company entered into a series of interest rate swaps to initially cover $80 million of its outstanding debt under the senior secured term loan facility. The Company expects these derivatives to remain effective during the remaining term of the swaps and will record the impact in interest and other expense in the Condensed Consolidated Statements of Income. Refer to footnote 16 for additional disclosures.
The fair values of our derivative assets and liabilities are categorized as follows:

		June 30, 2019				December 31, 2018
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$818	$—	$818	$—	$496	$—	$496	$—
	Interest rate swap agreement [2]	$345	$—	$345	$—	$1,131	$—	$1,131	$—
Derivative liabilities	Interest rate swap agreement [2]	$1,037	$—	$1,037	$—	$—	$—	$—	$—
Derivative equity	Foreign exchange contract [3]	$818	$—	$818	$—	$496	$—	$496	$—

[1]	Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities in the amount of $0.7 million and based on observable market transactions and forward rates.

[3]	Presented in the Consolidated Balance Sheets in accumulated other comprehensive income and based on observable market transactions of spot and forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$157,996	$155,970	$163,758	$161,759

[1]
Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.2 million and long-term debt of $154.8 million as of June 30, 2019, and current portion of long-term debt of $9.1 million and long-term debt of $154.7 million as of December 31, 2018.

There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of June 30, 2019 and 2018.
5. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,581,274 and 30,512,843 shares were issued and outstanding as of June 30, 2019 and as of December 31, 2018, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of June 30, 2019 and December 31, 2018.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2019 and 2018 includes the effects of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$7,177	$13,195	$18,307	$23,048
Weighted average number of common shares outstanding ('000s)	30,547	30,219	30,530	30,219
Dilutive effect of restricted stock grants after application of the Treasury Stock Method	277	294	201	324
Dilutive shares outstanding ('000s)	30,824	30,513	30,731	30,543
Basic earnings per share	$0.23	$0.44	$0.60	$0.76
Diluted earnings per share	$0.23	$0.43	$0.60	$0.75

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2019 and 300,621 outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the three months ended June 30, 2018. There were 17,712 outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2019 and 300,621 outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the six months ended June 30, 2018.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in footnote 13) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares ('000s)	Amount
Balance - December 31, 2018	30,513	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	11,130	(206)	10,924
Balance - March 31, 2019	30,513	$318	$(10,245)	$243,768	$(59,513)	$(47,677)	$126,651
Share-based compensation expense	68	1	—	718	—	—	719
Total comprehensive income	—	—	—	—	7,177	1,955	9,132
Balance - June 30, 2019	30,581	$319	$(10,245)	$244,486	$(52,336)	$(45,722)	$136,502

	Six Months Ended June 30, 2018
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares ('000s)	Amount
Balance - December 31, 2017	30,219	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742
Share-based compensation expense	—	—	—	673	—	—	673
Total comprehensive income	—	—	—	—	9,853	1,132	10,985
Balance - March 31, 2018	30,219	$304	$(9,114)	$240,543	$(105,230)	$(40,103)	$86,400
Share-based compensation expense	—	—	—	844	—	—	844
Total comprehensive income	—	$—	$—	$—	$13,195	$(5,898)	$7,297
Balance - June 30, 2018	30,219	$304	$(9,114)	$241,387	$(92,035)	$(46,001)	$94,541
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
The following table summarizes information about outstanding restricted stock grants as of June 30, 2019:

Grant	Shares ('000)	Vesting Schedule	Unearned Compensation	Remaining Periods (in months)
October 2016	411	3 equal annual installments commencing on October 20, 2017	$205.1	4
July 2017	6	3 equal annual installments commencing on October 20, 2017	$5.3	4
October 2017	303	3 equal annual installments commencing on October 20, 2018	$1,177.5	16
October 2018	382	3 equal annual installments commencing on October 20, 2019	$1,948.8	28
May 2019	71	Shares granted to independent board members that fully vest as of May 16, 2020	$450.0	10
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019		2018
	Shares ('000s)	Weighted- Average Grant-Date Fair Value	Shares ('000s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	761	$7.56	787	$6.84
Granted	75	7.60	64	8.41
Vested	(68)	8.38	—	—
Forfeited	(20)	7.48	(6)	6.98
Nonvested at June 30	748	$7.49	845	$6.96
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

Grant Date	Grant Amount	Adjustments	Forfeitures	Adjusted Award Value June 30, 2019	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2016	$1,434	$(7)	$(88)	$1,339	November 2019	4
November 2017	1,584	(36)	(53)	1,495	November 2020	16
November 2018	1,590	(59)	(55)	1,476	November 2021	28
	$4,608	$(102)	$(196)	$4,310
Compensation expense of $0.4 million and compensation benefit of $0.2 million was recognized for the three months ended June 30, 2019 and 2018, respectively. Compensation expense of $0.7 million and $0.6 million was recognized for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense was $1.8 million as of June 30, 2019 and 2018.

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
9. Inventories
Inventories are valued at the lower of first-in, first-out cost or net realizable value. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$67,574	$66,965
Work in process	12,347	12,333
Finished goods	12,992	13,061
	$92,913	$92,359
Inventory quantities on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
10. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment in the second fiscal quarter and whenever events or changes in circumstances indicate it is more likely than not that the carrying value may not be recoverable. Goodwill of $5.2 million is attributable to the Global Seating Segment and $2.4 million to the Electrical Systems Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital market pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was recorded as a result of our second quarter 2019 assessment.
The changes in the carrying amounts of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Balance - Beginning	$7,576	$8,045
Currency translation adjustment	48	(469)
Balance - Ending	$7,624	$7,576
Our definite-lived intangible assets were comprised of the following:

		June 30, 2019			December 31, 2018
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	23 years	$8,348	$(4,067)	$4,281	$8,346	$(3,888)	$4,458
Customer relationships	15 years	14,082	(6,175)	7,907	14,022	(5,680)	8,342
		$22,430	$(10,242)	$12,188	$22,368	$(9,568)	$12,800
The aggregate intangible asset amortization expense was approximately $0.3 million for the three months ended June 30, 2019 and 2018. The aggregate intangible asset amortization expense was approximately $0.6 million and $0.7 million for the six months ended June 30, 2019 and 2018. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2019 and for each of the five succeeding years is expected to be $1.3 million in 2019 and $1.2 million per year from 2020 through 2023.

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

The components of lease expense are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$1,877	$3,447
Finance lease cost:
Amortization of right-of-use assets	80	160
Interest on lease liabilities	15	30
Total finance lease cost	$95	$190
Short-term lease cost [1]	1,773	3,764
Total lease expense	$3,745	$7,401
1 Includes variable lease costs, which are not significant

Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,245
Financing cash flows from finance leases	$222

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net [1]	$22,097

Current liabilities	Current operating lease liabilities	$4,851
Non-current liabilities	Operating lease liabilities	18,567
Total operating lease liabilities		$23,418

Finance Leases
Right-of-use assets		$987
Accumulated depreciation		(162)
Right-of-use assets, net	Other assets, net	$825

Current liabilities	Accrued liabilities and other	$375
Non-current liabilities	Other long-term liabilities	432
Total finance lease liabilities		$807

Weighted Average Remaining Lease Term
Operating leases		5.0 years
Finance leases		2.9 years
Weighted Average Discount Rate
Operating leases		11.0%
Finance leases		7.4%

[1]	Includes $20.4 million for operating leases existing on January 1, 2019 and $3.8 million for operating leases that commenced in the six months ended June 30, 2019, net of amortization of $2.1 million.

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2019 [1]	$3,438	$212	$3,650
2020	6,866	354	7,220
2021	6,455	201	6,656
2022	5,907	86	5,993
2023	2,378	28	2,406
Thereafter	5,499	—	5,499
Total lease payments	$30,543	$881	$31,424
Less: Imputed interest	(7,125)	(74)	(7,199)
Present value of lease liabilities	$23,418	$807	$24,225
1Excluding lease costs for the six months ended June 30, 2019.

The Company has additional operating leases for real estate of $11.8 million which have not commenced as of June 30, 2019, and as such, have not been recognized on the Company's Condensed Consolidated Balance Sheet. These operating leases are expected to commence during 2019 with leases terms between 5 years and 7 years.

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
The following represents a summary of the warranty provision for the six months ended June 30, 2019:

Balance - December 31, 2018	$3,911
Provision for new warranty claims	1,038
Change in provision for preexisting warranty claims	(47)
Deduction for payments made	(1,587)
Currency translation adjustment	11
Balance - June 30, 2019	$3,326
Leases — As disclosed in footnote 11, we lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2019, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Litigation — We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by taxing authorities.
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

The following table provides future minimum principal payments due on long-term debt for the next five years. A mandatory prepayment of $4.2 million pursuant to the excess free cash flow sweep provision of the TLS Agreement was made during the six months ended June 30, 2019. No mandatory prepayment was effective prior to 2019. The existing long-term debt agreements mature in 2023.

Year Ending December 31,
2019	$2,187
2020	$4,375
2021	$4,375
2022	$4,375
2023	$146,788
Thereafter	$—
13. Debt and Credit Facilities
Debt consisted of the following:

	June 30, 2019	December 31, 2018
Term loan and security agreement [1]	$157,996	$163,758
1 Presented in the Condensed Consolidated Balance Sheets as of June 30, 2019 as current portion of long-term debt of 3.2 million, net of deferred financing costs and original issue discount each of $0.5 million; and long-term debt of $154.8 million, net of deferred financing costs and original issue discount of $1.4 million and $1.5 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured Term Loan and Security Agreement (the “TLS Agreement”) maturing on April 12, 2023, the terms of which are described in footnote 7 in our 2018 Form 10-K. The unamortized deferred financing fees of $2.0 million and original issue discount of $2.1 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $158.0 million as of June 30, 2019 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in footnote 7 in our 2018 Form 10-K. The Company was in compliance with the covenants as of June 30, 2019.
Revolving Credit Facility
On April 12, 2017, the Company entered into the Third Amended and Restated Loan and Security Agreement (the "Third ARLS Agreement") maturing on April 12, 2022, the terms of which are described in footnote 7 in our 2018 Form 10-K.
The applicable margin, which is set at Level III as of June 30, 2019, is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Base Rate Loans	LIBOR Revolver Loans
III	≥ $24,000,000	0.50%	1.50%
II	> $12,000,000 but < $24,000,000	0.75%	1.75%
I	≤ $12,000,000	1.00%	2.00%
At June 30, 2019 we had no borrowings under the revolving credit facility, and the outstanding letters of credit were $1.6 million and we had availability of $63.4 million. The unamortized deferred financing fees associated with our revolving credit facility of $0.6 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively, are being amortized over the remaining life of the agreement. At December 31, 2018 we did not have borrowings under the revolving credit facility and had outstanding letters of credit $1.7 million.
The Third ARLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in footnote 7 in our 2018 Form 10-K. Since the Company had borrowing availability in excess of the greater of (i) $5.0 million or (ii) ten percent (10%) of the revolving commitments from December 31, 2018 through June 30, 2019, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended June 30, 2019. The Company was in compliance with all applicable covenants as of June 30, 2019.
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
As of June 30, 2019 and December 31, 2018, the Company had $0.6 million and $0.5 million, respectively, in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against their related deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.3 million of interest and penalties as of June 30, 2019 and December 31, 2018. We are not aware of any events that could occur within the next twelve months that would have a material impact on the amount of unrecognized tax benefits that would require a reserve.
At June 30, 2019, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

15. Segment Reporting
As disclosed in footnote 10 of our 2018 Form 10-K, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. As a result of the strategic reorganization, we restated prior period segment information to conform to the current period segment presentation.
The following tables present segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures and depreciation expense and other items for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$139,089	$104,101	$—	$243,190
Intersegment Revenues	2,858	1,175	(4,033)	—
Total Revenues	$141,947	$105,276	$(4,033)	$243,190
Gross Profit	$19,145	$14,686	$(48)	$33,783
Selling, General & Administrative Expenses	3,676	5,177	7,395	16,248
Amortization Expense	186	136	—	322
Operating Income	$15,283	$9,373	$(7,443)	$17,213

Capital Expenditures	$5,837	$806	$773	$7,416
Depreciation Expense	$1,317	$1,065	$638	$3,020

	Three Months Ended June 30, 2018
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$132,311	$101,080	$—	$233,391
Intersegment Revenues	2,250	1,092	(3,342)	—
Total Revenues	$134,561	$102,172	$(3,342)	$233,391
Gross Profit	$21,340	$14,488	$(243)	$35,585
Selling, General & Administrative Expenses	3,760	5,528	5,061	14,349
Amortization Expense	186	141	—	327
Operating Income	$17,394	$8,819	$(5,304)	$20,909

Capital Expenditures	$1,646	$635	$1,111	$3,392
Depreciation Expense	$1,728	$1,093	$787	$3,608

	Six Months Ended June 30, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$279,761	$206,593	$—	$486,354
Intersegment Revenues	5,797	2,744	(8,541)	—
Total Revenues	$285,558	$209,337	$(8,541)	$486,354
Gross Profit	$39,985	$28,466	$(108)	$68,343
Selling, General & Administrative Expenses	7,825	10,515	13,106	31,446
Amortization Expense	373	270	—	643
Operating Income	$31,787	$17,681	$(13,214)	$36,254

Capital Expenditures	$9,322	$1,783	$1,613	$12,718
Depreciation Expense	$2,999	$2,146	$1,270	$6,415

	Six Months Ended June 30, 2018
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$253,430	$195,696	$—	$449,126
Intersegment Revenues	4,059	1,592	(5,651)	—
Total Revenues	$257,489	$197,288	$(5,651)	$449,126
Gross Profit	$39,294	$27,609	$(495)	$66,408
Selling, General & Administrative Expenses	7,533	11,178	10,853	29,564
Amortization Expense	373	286	—	659
Operating Income	$31,388	$16,145	$(11,348)	$36,185

Capital Expenditures	$2,856	$1,071	$1,231	$5,158
Depreciation Expense	$3,479	$2,154	$1,456	$7,089

16. Derivative Contracts

We use foreign exchange contracts to hedge some of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As our foreign exchange contracts are designated as hedging instruments; the fluctuations in fair value are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the contracts mature, at which time the gains and losses are recognized in cost of revenues in the Condensed Consolidated Statements of Income. We do not hold or issue foreign exchange options or foreign exchange contracts for trading purposes. Our foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our foreign exchange contracts on a gross basis in our Condensed Consolidated Balance Sheets.
The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2019		December 31, 2018
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$10,368	$11,186	$22,371	$22,867
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the Term Loan Facility thereby reducing exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%, with a maturity date of April 30, 2022. As of June 30, 2019, the interest rate swap agreement was not designated as a hedging instrument; therefore, it has been marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Condensed Consolidated Statements of Income.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives:

	Derivative Asset
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$818	Other current assets	$496
Interest rate swap agreement	Other assets, net	$345	Other assets, net	$1,131

	Derivative Liability
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreement	Accrued liabilities	$1,037	Accrued liabilities	$—

	Derivative Equity
	June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accumulated other comprehensive loss	$818	Accumulated other comprehensive loss	$496
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Income:

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
	Location of (Loss) Gain Recognized in Income on Derivatives	Location of (Loss) Gain Recognized in Income on Derivatives		Location of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$—	$(798)	$4	$434
Interest rate swap agreement	Interest and Other Expense	$(1,004)	$438	$(1,656)	$1,600

17. Other Comprehensive Loss

The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2018	$(22,847)	496	$(25,120)	$(47,471)
Net current period change	338	—	—	338
Derivative instruments	—	322	—	322
Amortization of actuarial losses	—	—	1,089	1,089
Ending balance, June 30, 2019	$(22,509)	$818	$(24,031)	$(45,722)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2017	$(17,172)	$—	$(24,063)	$(41,235)
Net current period change	(3,834)	—	—	(3,834)
Derivative instruments	—	—	—	—
Amortization of actuarial losses	—	—	(932)	(932)
Ending balance, June 30, 2018	$(21,006)	$—	$(24,995)	$(46,001)

The related tax effects allocated to each component of other comprehensive (loss) income are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$2,613	$(874)	$1,739	$1,808	$(719)	$1,089
Derivative instruments	(17)	—	(17)	322	—	322
Cumulative translation adjustment	233	—	233	338	—	338
Total other comprehensive income (loss)	$2,829	$(874)	$1,955	$2,468	$(719)	$1,749

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(763)	$170	$(593)	$(1,270)	$338	$(932)
Cumulative translation adjustment	(5,304)	—	(5,304)	(3,834)	—	(3,834)
Total other comprehensive (loss) income	$(6,067)	$170	$(5,897)	$(5,104)	$338	$(4,766)
18. Pension and Other Post-Retirement Benefit Plans
We sponsor two defined benefit pension plans and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the defined benefit pension plans are frozen to new participants. We make contributions to the plans as required by local regulations.
During the six months ended June 30, 2019, the Company offered employees with deferred vested balances in the U.S. defined benefit pension plan the opportunity to voluntarily elect an early payout of their benefits. Payouts totaling $7.8 million were made during the three months ended June 30, 2019 and were paid out of plan assets resulting in a non-cash settlement charge of $2.5 million, which was recorded in interest and other expense in the Condensed Consolidated Statements of Income and is reflected in amortization of prior service cost in the table below.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Interest cost	447	418	279	270
Expected return on plan assets	(573)	(787)	(280)	(316)
Amortization of prior service cost [1]	2,496	2	12	—
Recognized actuarial loss	83	69	131	130
Net cost (benefit)	$2,453	$(298)	$142	$84
1 Includes $2.5 million non-cash settlement charge.

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	894	836	563	556
Expected return on plan assets	(1,324)	(1,574)	(566)	(650)
Amortization of prior service cost [1]	2,497	3	24	—
Recognized actuarial loss	165	138	269	267
Net cost (benefit)	$2,232	$(597)	$290	$173
1 Includes $2.5 million non-cash settlement charge.

Net periodic cost (benefit) components, not inclusive of service costs, are recognized in interest and other expense in the Condensed Consolidated Statements of Income.
We expect to contribute approximately $1.7 million to our pension plans and our other post-retirement benefit plans in 2019. As of June 30, 2019, contributions totaling $1.2 million have been made.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 and 2018. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K.

Company Overview

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including medium- and heavy-duty trucks ("MD/HD Truck") and medium- and heavy-construction vehicles. We also supply electrical wire harnesses, seating systems or other cab related products to automotive, military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

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

In February 2019, the Company announced a strategic reorganization of its operations into two reportable segments, the Electrical Systems Segment and the Global Seating Segment. The Electrical Systems Segment includes electrical wire harnesses and panel assemblies, trim systems and components ("Trim"), cab structures and sleeper boxes, mirrors, wipers and controls. The Global Seating Segment includes seats and seating systems ("Seats"), office seating, and aftermarket seats and components. This reorganization allows the Company to better focus its business along product lines, as opposed to end markets, which the Company believes will enhance the effectiveness of seeking out growth opportunities and shareholder value. We believe there may be opportunities to realize certain synergies amongst the products in the Electrical Systems Segment, especially with respect to electrical wire harnesses and panel assemblies, trim systems and components, and mirrors, wipers, and controls. With respect to the Global Seating Segment, we believe combining the seating operations will present opportunities to leverage resources and best practices in engineering, product development and manufacturing, while eliminating redundancies and providing a global, more scalable platform for more effective and efficient operations.

Business Overview

For the six months ended June 30, 2019, approximately 50% of our revenue was generated from sales to North American MD/HD Truck OEMs and approximately 20% from sales to OEMs in the global construction equipment market. Our remaining revenue was primarily derived from sales to the aftermarket, OE service organizations, automotive market, military market and specialty markets.

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

Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of heavy-duty trucks manufactured in North America, which is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a July 2019 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 342,000 units in 2019, decrease to 240,000 units in 2020, and then increase to 343,000 units in 2023. We believe the demand for North American Class 8 vehicles in 2019 will be between 345,000 to 355,000 units. ACT Research estimated that the average age of active North American Class 8 trucks was 11.2 and 11.3 years in 2018 and 2017, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.

North American medium-duty (or "Class 5-7") truck production steadily increased from 233,000 units in 2016 to 272,000 units in 2018. We believe the demand for Class 5-7 vehicles in 2019 will be stable at 268,000. According to a July 2019 report by ACT Research, North American Class 5-7 truck production is expected to gradually increase to 280,000 units in 2023.

Demand for our products for the construction and agricultural industries, primarily seating and electrical wire harnesses and panel assemblies, is dependent on vehicle production and generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries. We believe the construction markets we serve reflect continued strength in North America, signs of moderation in Europe and softening in Asia Pacific.

Our Long-Term Strategy

Our long-term strategy is to grow revenue by product, geography and end market. Our products include electrical wire harnesses and panel assemblies, Trim, mirrors, wipers and controls, cab structures and sleeper boxes, and Seats. We intend to allocate resources consistent with our strategy; more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy and may adjust the strategy in response to changes in our business environment and other factors.

As part of our long-term strategy, we have considered and will consider acquisitions and divestitures to enhance return to our shareholders and service to customers.

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$243,190	$233,391	$9,799	4.2%
Gross Profit	$33,783	$35,585	$(1,802)	(5.1)%
Selling, General and Administrative Expenses	$16,248	$14,349	$1,899	13.2%
Interest and Other Expense	$7,490	$3,213	$4,277	133.1%
Provision for Income Taxes	$2,546	$4,501	$(1,955)	(43.4)%
Net Income	$7,177	$13,195	$(6,018)	(45.6)%
Revenues. The increase in consolidated revenues resulted from:

•	a $15.5 million, or 14.4%, increase in OEM North American MD/HD Truck revenues;

•	a $4.8 million, or 9.9%, decrease in OEM construction equipment revenues; and

•	a $0.9 million, or 1.1%, decrease in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $3.5 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $11.6 million, or 5.9%, as a result of an increase in raw material and purchased component costs of $7.5 million, or 5.9%; direct labor of $1.6 million, or 8.9%; and overhead expenses of $2.5 million, or 4.8%. Supplier price increases continue to adversely impact material and purchased component costs. The increase in direct labor is primarily attributable to tight labor markets. Cost control and cost recovery actions reduced the impact on gross profit of these cost pressures. Beginning in the first quarter of 2019, the imposition by Mexico of a new statutory minimum wage in the Free Zone of the Northern Border (the “Border Minimum Wage”), a geographic area running along and just south of the U.S. / Mexico border and encompassing our wire harness facility in Agua Prieta, Mexico, adversely impacted labor costs. The impact of the Border Minimum Wage on the second quarter of 2019 was approximately $0.7 million. A number of actions, including pricing adjustments on certain products, are underway to reduce the impact of the Border Minimum Wage. In the second quarter of 2019, a supplier of fabricated metal components sought relief pursuant to Chapter 11 of the United States Bankruptcy Code (the "Troubled Supplier"). The Troubled Supplier adversely impacted costs, including purchased component costs, and contributed to manufacturing inefficiencies in one of our facilities in the second quarter of 2019 by approximately $1.2 million. Costs associated with establishing additional manufacturing capacity in our global wire harness and North American trim businesses (the "Additional Capacity") adversely impacted second quarter results by approximately $1.0 million. As a percentage of revenues, gross profit margin was 13.9% for the three months ended June 30, 2019 compared to 15.2% for the three months ended June 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. Selling, general and administrative expenses of $16.2 million for the three months ended June 30, 2019 increased 13.2% compared to the three months ended June 30, 2018. Costs associated with the strategic reorganization of the Company to, among other things, develop a platform from which to pursue business and corporate development activities gave rise to an approximate $1.0 million increase in costs in the quarter compared to the prior year period.
Interest and Other Expense. Interest and other expense increased primarily as a result of marking-to-market the interest rate swap agreements, which resulted in a $1.1 million non-cash charge in the three months ended June 30, 2019 and a $0.5 million gain in the prior year period. As more fully described in footnote 18, the second quarter results also include a $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. defined pension plan ("U.S. Pension Plan"), which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%.
Provision for Income Taxes. An income tax provision of $2.5 million and $4.5 million was recorded for the three months ended June 30, 2019 and 2018, respectively. The period over period change in the tax provision was primarily attributable to a decrease in income before provision for income taxes and a decrease in the impact of the GILTI tax, net of associated foreign tax credits.
Net Income. Net income was $7.2 million and $13.2 million for the three months ended June 30, 2019 and 2018, respectively. The decrease is attributed to the factors noted above.
SEGMENT RESULTS
Electrical System Segment Results
The table below sets forth certain Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$141,947	$134,561	$7,386	5.5%
Gross Profit	$19,145	$21,340	$(2,195)	(10.3)%
Selling, General & Administrative Expenses	$3,676	$3,760	$(84)	(2.2)%
Operating Income	$15,283	$17,394	$(2,111)	(12.1)%
Revenues. The increase in Electrical System Segment revenues resulted from:

•	a $9.3 million, or 13.9%, increase in OEM North American MD/HD Truck revenues; and

•	a $1.9 million, or 2.8%, decrease in other revenues.
Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $1.1 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $9.6 million, or 8.5%, as a result of an increase in raw material and purchased component costs of $4.2 million, or 5.8%; direct labor of $1.6 million, or 15.5%; and overhead expenses of $3.7 million, or 12.4%. The decrease in gross profit is primarily attributable to inflationary pressures affecting the Company’s raw material and purchased component costs and labor costs, the impact of which is partially offset by higher revenues. Also adversely impacting the second quarter of 2019 was the Border Minimum Wage by approximately $0.7 million, the Troubled Supplier by approximately $1.2 million and the Additional Capacity by approximately $1.0 million. As a percentage of revenues, gross profit margin was 13.5% for the three months ended June 30, 2019 compared to 15.9% for the three months ended June 30, 2018.

Selling, General and Administrative Expenses.  Electrical Systems Segment selling, general and administrative expenses decreased 2.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, notwithstanding the increase in revenues, reflecting a focus on cost discipline.
Global Seating Segment Results
The table below sets forth certain Global Seating Segment operating data for the three months ended June 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$105,276	$102,172	$3,104	3.0%
Gross Profit	$14,686	$14,488	$198	1.4%
Selling, General & Administrative Expenses	$5,177	$5,528	$(351)	(6.3)%
Operating Income	$9,373	$8,819	$554	6.3%

Revenues. The increase in Global Seating Segment revenues resulted from:

•	a $6.2 million, or 15.2%, increase in OEM North American MD/HD Truck revenues;

•	a $4.8 million, or 18.8%, decrease in OEM construction equipment revenues; and

•	a $1.7 million, or 4.7%, increase in other revenues.
Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $2.4 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $2.9 million, or 3.3%, as a result of an increase in raw material and purchased component costs of $3.9 million, or 6.8%; partially offset by a reduction in overhead expenses of $1.0 million, or 4.4%. The increase in gross profit is attributable to higher revenues partially offset by inflationary pressures affecting the Company’s raw material and purchased component costs. As a percentage of revenues, gross profit margin was 13.9% for the three months ended June 30, 2019 compared to 14.2% for the three months ended June 30, 2018.

Selling, General and Administrative Expenses.  Global Seating Segment selling, general and administrative expenses of $5.2 million decreased 6.3% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, notwithstanding the increase in revenues, reflecting a focus on cost discipline.

Consolidated Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The table below sets forth certain consolidated operating data for the six months ended June 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$486,354	$449,126	$37,228	8.3%
Gross Profit	$68,343	$66,408	$1,935	2.9%
Selling, General and Administrative Expenses	$31,446	$29,564	$1,882	6.4%
Interest and Other Expense	$11,887	$4,963	$6,924	139.5%
Provision for Income Taxes	$6,060	$8,174	$(2,114)	(25.9)%
Net Income	$18,307	$23,048	$(4,741)	(20.6)%
Revenues. The increase in consolidated revenues resulted from:

•	a $46.1 million, or 23.3%, increase in OEM North American MD/HD Truck revenues;

•	a $4.9 million, or 5.0%, decrease in OEM construction equipment revenues; and

•	a $4.0 million, or 2.6%, decrease in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $8.0 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $35.3 million, or 9.2%, as a result of an increase in raw material and purchased component costs of $23.5 million, or 9.5%; direct labor of $3.5 million, or 10.1%; and overhead expenses of $8.3 million, or 8.2%. The increase in gross profit is attributable to higher revenues partially offset by inflationary pressures affecting the Company’s material and purchased component costs, and labor costs. Cost control and cost recovery actions reduced the impact on gross profit of these cost pressures. Also adversely impacting the six months ended June 30, 2019 was the Border Minimum Wage by approximately $1.8 million, the Troubled Supplier by approximately $2.0 million and costs associated with establishing the Additional Capacity by approximately $1.3 million. As a percentage of revenues, gross profit margin was 14.1% for the six months ended June 30, 2019 compared to 14.8% for the six months ended June 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative expenses of $31.4 million for the six months ended June 30, 2019 increased by 6.4% as compared to the six months ended June 30, 2018. Costs associated with the strategic reorganization of the Company to, among other things, develop a platform from which to pursue business and corporate development activities gave rise to an approximate $1.8 million increase in costs in the quarter compared to the prior year period.
Interest and Other Expense. Interest and other expense reflects the impact of the interest rate swap agreements that are marked-to-market, which resulted in a $1.8 million non-cash charge in the six months ended June 30, 2019 and a $1.7 million gain in the prior year period. As more fully described in footnote 18, the second quarter results also include a $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. Pension Plan, which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%.
Provision for Income Taxes. An income tax provision of $6.1 million and $8.2 million was recorded for the six months ended June 30, 2019 and 2018, respectively. The period over period change in the tax provision was primarily attributable to a decrease in income before provision for income taxes and a decrease in the impact of the GILTI tax, net of associated foreign tax credits.
Net Income. Net income was $18.3 million and $23.0 million for the six months ended June 30, 2019 and 2018, respectively. The decrease is attributed to the factors noted above.
SEGMENT RESULTS
Electrical System Segment Results
The table below sets forth certain Electrical Systems Segment operating data for the six months ended June 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$285,558	$257,489	$28,069	10.9%
Gross Profit	$39,985	$39,294	$691	1.8%
Selling, General & Administrative Expenses	$7,825	$7,533	$292	3.9%
Operating Income	$31,787	$31,388	$399	1.3%
Revenues. The increase in Electrical System Segment revenues resulted from:

•	a $29.5 million, or 24.5%, increase in OEM North American MD/HD Truck revenues;

•	a $1.5 million, or 3.3%, increase in OEM construction equipment revenues; and

•	a $3.0 million, or 3.3%, decrease in other revenues.
Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $2.7 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $27.4 million, or 12.5%, as a result of an increase in raw material and purchased component costs of $15.2 million, or 10.8%; direct labor of $3.2 million, or 15.3%; and overhead expenses of $9.0 million, or 15.8%. The increase in gross profit is primarily attributable to the higher revenues, partially offset by inflationary pressures affecting the Company’s raw material and purchased component costs and labor costs. Also adversely impacting the six months ended June 30, 2019 was the Border Minimum Wage by approximately $1.8 million, the Troubled Supplier by approximately $2.0 million and costs associated with the Additional Capacity by approximately $1.3 million. As a percentage of revenues, gross profit margin was 14.0% for the six months ended June 30, 2019 compared to 15.3% for the six months ended June 30, 2018.

Selling, General and Administrative Expenses.  Electrical Systems Segment selling, general and administrative expenses of $7.8 million  increased 3.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of the increase in revenues.
Global Seating Segment Results
The table below sets forth certain Global Seating Segment operating data for the six months ended June 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$209,337	$197,288	$12,049	6.1%
Gross Profit	$28,466	$27,609	$857	3.1%
Selling, General & Administrative Expenses	$10,515	$11,178	$(663)	(5.9)%
Operating Income	$17,681	$16,145	$1,536	9.5%
Revenues. The increase in Global Seating Segment revenues resulted from:

•	a $16.6 million, or 21.5%, increase in OEM North American MD/HD Truck Revenues;

•	a $6.4 million, or 12.7%, decrease in OEM construction equipment revenues; and

•	a $1.9 million, or 2.7%, increase in other revenues.
Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $5.3 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $11.2 million, or 6.6%, as a result of an increase in raw material and purchased component costs of $11.2 million, or 10.0%; and direct labor of $0.3 million, or 2.2%; offset by a reduction in overhead expenses of $0.3 million, or 0.6%. The increase in gross profit is attributable to higher revenues partially offset by inflationary pressures affecting the Company’s raw material and purchased component costs, and labor costs. As a percentage of revenues, gross profit margin was 13.6% for the six months ended June 30, 2019 compared to 14.0% for the six months ended June 30, 2018.

Selling, General and Administrative Expenses.  Global Seating Segment selling, general and administrative expenses of $10.5 million decreased 5.9% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, notwithstanding the increase in revenues, reflecting a focus on cost discipline.

Liquidity and Capital Resources

The Company did not borrow on its asset-based revolver during the six months ended June 30, 2019. At June 30, 2019, the Company had liquidity of $123.9 million: $60.5 million of cash and $63.4 million availability from its asset-based revolver. We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.

Cash Flows

Our primary sources of liquidity during the six months ended June 30, 2019 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of June 30, 2019, we had no borrowings under our revolving credit facility and had borrowing availability of $63.4 million.

For the six months ended June 30, 2019, net cash provided by operating activities was $8.7 million compared to $0.9 million for the six months ended June 30, 2018. The improvement in net cash provided by operating activities is primarily due to the lower investment in working capital.
For the six months ended June 30, 2019, net cash used in investing activities was $12.7 million compared to $5.2 million for the six months ended June 30, 2018. The increase in capital expenditures is primarily due to investment in additional manufacturing capacity. In 2019, we expect capital expenditures to be in the range of $19 million to $21 million.
For the six months ended June 30, 2019, net cash used in financing activities was $6.6 million compared to $2.2 million for the six months ended June 30, 2018. The increase in net cash used in financing activities for the six months ended June 30, 2019 is attributable to quarterly loan amortization and an excess cash flow payment on the Term Loan.

As of June 30, 2019, cash of $37.7 million was held by foreign subsidiaries. With the exception of the Company's Chinese subsidiary, management intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries to the extent a distribution thereof would result in income tax expense. As a result of the enactment of the Tax Cuts and Jobs Act of 2017, the repatriation of earnings from the Company’s foreign subsidiaries generally do not result in U.S. federal income tax expense. However, future dividends paid by certain of the Company’s foreign subsidiaries would be subject to foreign withholding tax. In April 2019, $5.5 million in cash was repatriated from the Company’s Luxembourg subsidiary. In June 2019, $9.2 million in cash, net of withholding tax, was repatriated from the Company's Chinese subsidiary.
Debt and Credit Facilities

The debt and credit facilities descriptions in footnote 13 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in footnote 13, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Part II, Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions; (vi) the Company’s ability to recognize synergies from the reorganization of the segments; (vii) the Company’s failure to successfully manage any divestitures; (viii) the impact of changes in governmental regulations on the Company's customers or on its business; (ix) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (x) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xi) the Company’s ability to comply with the financial covenants in its debt facilities; (xii) fluctuation in interest rates relating to the Company’s debt facilities; (xiii) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives and address rising labor and materials costs; (xiv) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xv) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xvi) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xvii) changes to domestic manufacturing initiatives; (xviii) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business; and (xix) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2018. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
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
We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, and environmental claims arising out of the conduct of our businesses and examinations by taxing authorities. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations, stockholders' equity or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

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

The transition away from LIBOR may adversely affect our cost to obtain financing and may potentially negatively impact our interest rate swap agreements.

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. The full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear. These changes may have a material adverse impact on the availability and cost of our financing, including LIBOR-based loans, as well as our interest rate swap agreements.

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

The potential loss of one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to bankruptcy, strikes, mechanical breakdowns, equipment failure, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, Acts of God, mechanical failures, delayed customs processing and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. In the event of a reduction or stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations. Similarly, a potential quality issue could force us to halt deliveries. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 8, 2019	By	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2019	By	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)