Form 10-Q
period 2019-09-30
Commercial Vehicle Group, Inc.
filed 2019-11-06
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 6, 2019 was 31,339,181 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current Assets:
Cash	$38,703	$70,913
Accounts receivable, net of allowances of $5,627 and $5,139, respectively	153,190	134,624
Inventories	90,186	92,359
Other current assets	24,496	16,828
Total current assets	306,575	314,724
Property, plant and equipment, net of accumulated depreciation of $151,620 and $143,781, respectively	73,059	65,099
Operating lease right-of-use assets, net	23,333	—
Goodwill	25,188	7,576
Intangible assets, net of accumulated amortization of $10,600 and $9,568, respectively	28,841	12,800
Deferred income taxes	12,061	15,348
Other assets, net	2,394	2,583
Total assets	$471,451	$418,130
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$88,835	$86,645
Current operating lease liabilities	5,485	—
Accrued liabilities and other	38,885	36,969
Current portion of long-term debt	3,335	9,102
Total current liabilities	136,540	132,716
Long-term debt	154,950	154,656
Operating lease liabilities	19,192	—
Pension and other post-retirement benefits	13,417	12,065
Other long-term liabilities	7,607	3,655
Total liabilities	331,706	303,092
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,581,274 and 30,512,843 shares issued and outstanding, respectively)	319	318
Treasury stock, at cost: 1,334,251 shares	(10,245)	(10,245)
Additional paid-in capital	245,207	243,007
Retained deficit	(43,816)	(70,571)
Accumulated other comprehensive loss	(51,720)	(47,471)
Total stockholders’ equity	139,745	115,038
Total liabilities and stockholders’ equity	$471,451	$418,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited) (In thousands, except per share amounts)		(Unaudited) (In thousands, except per share amounts)
Revenues	$225,399	$225,010	$711,753	$674,135
Cost of Revenues	194,195	192,833	612,207	575,550
Gross Profit	31,204	32,177	99,546	98,585
Selling, General and Administrative Expenses	17,531	15,613	48,976	45,177
Amortization Expense	437	321	1,080	980
Operating Income	13,236	16,243	49,490	52,428
Interest and Other Expense	3,800	3,442	15,687	8,404
Income Before Provision for Income Taxes	9,436	12,801	33,803	44,024
Provision for Income Taxes	916	218	6,976	8,393
Net Income	$8,520	$12,583	$26,827	$35,631
Earnings per Common Share:
Basic	$0.28	$0.42	$0.88	$1.18
Diluted	$0.28	$0.41	$0.87	$1.17
Weighted Average Shares Outstanding:
Basic	30,581	30,219	30,547	30,219
Diluted	30,852	30,638	30,829	30,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net income	$8,520	$12,583	$26,827	$35,631
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(3,388)	(1,529)	(3,048)	(5,363)
Minimum pension liability, net of tax	(2,095)	(1,060)	(1,008)	(1,992)
Derivative Instrument	(515)	—	(193)	—
Other comprehensive income (loss)	(5,998)	(2,589)	(4,249)	(7,355)
Comprehensive income	$2,522	$9,994	$22,578	$28,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2018	30,513	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Share-based compensation expense	68	1	—	2,200	—	—	2,201
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	26,827	(4,249)	22,578
Balance - September 30, 2019	30,581	$319	$(10,245)	$245,207	$(43,816)	$(51,720)	$139,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$26,827	$35,631
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,976	11,787
Allowance for accounts receivable	5,000	6,448
Non-cash amortization of debt financing costs	1,030	1,054
Shared-based compensation expense	2,200	2,297
Deferred income taxes	2,903	9,042
Non-cash loss / (gain) on derivative contracts	2,092	(2,842)
Change in other operating items:
Accounts receivable	(24,765)	(51,076)
Inventories	1,191	4,507
Prepaid expenses	(7,458)	(4,462)
Accounts payable	3,272	6,653
Other operating activities, net	5,767	1,000
Net cash provided by operating activities	29,035	20,039
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(19,270)	(9,823)
Proceeds from disposal/sale of property, plant and equipment	20	18
Payments for acquisitions	(34,000)	—
Net cash used in investing activities	(53,250)	(9,805)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	8,500	80,500
Repayment of Revolving Credit Facility	(8,500)	(80,500)
Repayment of Term Loan	(6,338)	(3,281)
Other financing activities	(381)	—
Net cash used in financing activities	(6,719)	(3,281)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,276)	(1,672)

Net (Decrease) Increase in Cash	(32,210)	5,281

Cash:
Beginning of period	70,913	52,244
End of period	$38,703	$57,525
Supplemental Cash Flow Information:
Cash paid for interest	$10,212	$10,421
Cash paid for income taxes, net	$5,530	$2,081
Unpaid purchases of property and equipment included in accounts payable	$155	$132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including medium- and heavy-duty trucks ("MD/HD Truck") and medium- and heavy-construction vehicles. We also supply electrical wire harnesses, control panels, electro-mechanical and cable assemblies, seating systems and other products to automotive, military, bus, agriculture, transportation, mining, industrial and off-road recreational markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

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

The Electrical Systems Segment manufactures and sells the following products:

•	Wire harness and panel assemblies primarily for the construction, agricultural, industrial, automotive, truck, mining and military industries in North America, Europe and Asia-Pacific;

•	Trim primarily for the North America MD/HD Truck market;

•	Mirrors, wipers and controls primarily for the truck, bus, agriculture, construction, rail and military markets in North America and Europe;

•	Cab structures for the North American MD/HD Truck market;

•	Electro-mechanical and cable assemblies for the industrial, transportation and military markets; and

•	Aftermarket components in North America.
The Global Seating Segment manufactures and sells Seats as follows:

•	Seats primarily to the MD/HD Truck, construction, agriculture and mining markets in North America, Asia-Pacific and Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in North America, Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-07, "Codification Updates to SEC Sections". ASU No. 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations, thereby eliminating redundancies. This ASU is effective upon issuance and did not have a significant impact on the Company's consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The FASB subsequently issued ASU No. 2018-19, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses", in November 2018 which provided further guidance on assessment of receivables for operating leases. ASU No. 2019-04, "Codification Improvements to Topic 326, Topic 815 and Topic 825" and ASU No. 2019-05, "Targeted Transition Relief", that were issued in April and May of 2019 do not materially impact the Company. The Company anticipates ASU 2016-13 and ASU 2018-19 will apply to its trade receivables and will not have a material impact on the reported value of such receivables. We expect to implement ASU No. 2016-13 and 2018-19 on the effective date of January 1, 2020.

Accounting Pronouncements Implemented in the Nine Months Ended September 30, 2019

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
In accordance with Topic 842, we elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less and elected to not separate lease and non-lease components. We elected the transition method option under ASU 2018-11 with the package of practical expedients that permits the Company to: (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. We recorded a right-of-use asset of $21.2 million and a lease liability of $22.2 million upon adoption. We also elected the option to apply the new leasing standard on the date of adoption and recognize a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption resulting in a cumulative effect as of January 1, 2019 of $0.1 million. Refer to footnote 12 for further details.

3. Business Combinations

On September 17, 2019, the Company entered into and closed on an Asset Purchase Agreement (the “Agreement”) with First Source Electronics, LLC (“FSE”), Kevin Popielarczyk and Richard Vuoto (collectively, “Principals”) and the Company’s wholly-owned subsidiary, CVG FSE, LLC (“CVG FSE”). The Agreement provided for the acquisition (the "FSE Acquisition") by CVG

FSE of substantially all of the assets and certain liabilities of FSE in exchange for a cash purchase price of $34 million, subject to a net working capital adjustment, plus a right to earn up to $10.75 million in milestone payments. The purchase was funded through domestic cash on hand and $2 million of borrowings under our revolving credit facility. FSE is in the business of manufacturing, distributing, marketing and selling cable and electro-mechanical assemblies, control panels and other business and consumer electronics products and services. FSE improves our ability to participate in the progression of digitalization, connectivity and associated power and data applications. Furthermore, this strategic acquisition complements our high-complexity, low-to-medium volume electrical business, and provides us an entry into the warehouse automation market, while also providing us with the opportunity to leverage our global footprint and to increase cross selling opportunities.

The milestone payments are payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of EBITDA. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The estimate was recorded within other long-term liabilities in the Condensed Consolidated Balance Sheet as of September 31, 2019. The total undiscounted milestone payments is estimated at $5.6 million and our discounted calculation is $4.7 million as of September 30, 2019.

The Agreement contains customary indemnification provisions and provided for the establishment of an escrow fund of $3 million of the purchase price to secure indemnification claims by CVG FSE for an 18-month period. The Company is a party to the Agreement solely as a guarantor of CVG FSE’s payment obligations.

The operating results of FSE, since the date of acquisition, have been included in our consolidated financial statements. From the date of the FSE Acquisition through September 30, 2019, we recorded revenues of approximately $2.5 million and consolidated net income was not materially impacted for the period. Acquisition related expenses for FSE of approximately $0.9 million were incurred for the three and nine months ended September 30, 2019 and have been recorded as selling, general and administrative expenses in our consolidated statements of income.

The FSE Acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of FSE have been recorded at their respective fair values. Due to the proximity of the date of acquisition to the date of issuance of the condensed consolidated financial statements, the Company’s purchase price allocation as of September 30, 2019 reflects various provisional estimates that were based on the information that was available as of the acquisition date and the subsequent filing date of this Form 10-Q. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the determination of those fair values is not yet finalized. The purchase price associated with the FSE Acquisition exceeded the preliminary fair value of the net assets acquired by approximately $17.7 million, which is deductible for tax purposes. The excess purchase price over net assets acquired was as follows:

Initial cash paid, net of working capital adjustment	$34,000
Contingent consideration at fair value	4,700
Total consideration	$38,700
Net assets at fair value	21,025
Excess of total consideration over net assets acquired	$17,675

The preliminary fair value of the assets acquired and liabilities assumed allocation was as follows:

Accounts receivable	$6,567
Inventories	3,140
Prepaid and other current assets	353
Property, plant and equipment	503
Other long-term assets	1,650
Definite-lived intangible assets	17,190
Goodwill	17,675
Accounts payable and accrued liabilities	(7,204)
Other long-term liabilities	(1,174)
Total consideration	$38,700

The following unaudited pro forma information for the three and nine months ended September 30, 2019 and 2018 presents the result of operations as if the FSE Acquisition had taken place at the beginning of the comparable prior annual reporting period. The pro forma results reflect estimates and assumptions and are not necessarily indicative of the financial position or result of operations had the acquisitions taken place at the beginning of the period. The Company adjusted historical results for assumed intangible amortization expense consistent with future years and assumed tax impact of 25%. In addition, the pro forma results are not necessarily indicative of the future financial or operating results:

	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2019	2018	2019	2018
Revenue	$235,470	$232,964	$747,280	$699,245
Net income	$8,761	$12,818	$29,068	$36,899
Earnings per share attributable to common stockholders:
Basic	$0.29	$0.42	$0.95	$1.22
Diluted	$0.28	$0.42	$0.94	$1.21

4. Revenue Recognition

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

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by the type and location of our customer and the products offered. None of the Company's contracts as of September 30, 2019 contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $153.2 million as of September 30, 2019 and $134.6 million as of December 31, 2018. We generally do not have other assets or liabilities associated with customer contracts. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.

Our products include electrical wire harnesses and panel assemblies; trim systems and components ("Trim"); cab structures and sleeper boxes; mirrors, wipers and controls; and seats and seating systems ("Seats"). We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including MD/HD Truck OEMs, Bus OEMs, Construction OEMs, the aftermarket and other markets. The nature, timing and uncertainty of our recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets are substantially consistent. Refer to footnote 16 for revenue disclosures by reportable segments.

5. Fair Value Measurement
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

The contingent consideration associated with the FSE Acquisition, as discussed in footnote 3, is classified as Level 3. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The initial estimate of $4.7 million was recorded within other long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2019.

Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contracts is deferred in accumulated other comprehensive loss and recognized as an adjustment to Cost of Revenues in the period the related hedge transactions are recognized. Refer to footnote 17 for additional disclosures.

Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into interest rate swap agreements in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designed to mitigate changes in the interest rate of a portion of the outstanding borrowings. The Company entered into a series of interest rate swaps to initially cover $80 million of its outstanding debt under the senior secured term loan facility. The Company expects these derivatives to remain effective during the remaining term of the swaps and will record the impact in interest and other expense in the Condensed Consolidated Statements of Income. Refer to footnote 17 for additional disclosures.
The fair values of our derivative assets and liabilities are categorized as follows:

		September 30, 2019				December 31, 2018
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$303	$—	$303	$—	$496	$—	$496	$—
	Interest rate swap agreement [2]	$353	$—	$353	$—	$1,131	$—	$1,131	$—
Derivative liabilities	Interest rate swap agreement [2]	$1,318	$—	$1,318	$—	$—	$—	$—	$—
Derivative equity	Foreign exchange contract [3]	$303	$—	$303	$—	$496	$—	$496	$—

[1]	Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities in the amount of $1.0 million and based on observable market transactions and forward rates.

[3]	Presented in the Consolidated Balance Sheets in accumulated other comprehensive income and based on observable market transactions of spot and forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$158,285	$158,285	$163,758	$161,759

[1]
Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.3 million and long-term debt of $155.0 million as of September 30, 2019, and current portion of long-term debt of $9.1 million and long-term debt of $154.7 million as of December 31, 2018.

There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis, except for definite-lived intangibles acquired as a part of the FSE Acquisition discussed in footnote 3, as of September 30, 2019 and December 31, 2018.
6. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,581,274 and 30,512,843 shares were issued and outstanding as of September 30, 2019 and as of December 31, 2018, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of September 30, 2019 and December 31, 2018.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 includes the effects of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$8,520	$12,583	$26,827	$35,631
Weighted average number of common shares outstanding ('000s)	30,581	30,219	30,547	30,219
Dilutive effect of restricted stock grants after application of the Treasury Stock Method	271	419	282	356
Dilutive shares outstanding ('000s)	30,852	30,638	30,829	30,575
Basic earnings per share	$0.28	$0.42	$0.88	$1.18
Diluted earnings per share	$0.28	$0.41	$0.87	$1.17

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2019 and 2018. There were 17,712 outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2019 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2018.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in footnote 14) restrict the payment or distribution of our cash or other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares ('000s)	Amount
Balance - December 31, 2018	30,513	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	11,130	(206)	10,924
Balance - March 31, 2019	30,513	$318	$(10,245)	$243,768	$(59,513)	$(47,677)	$126,651
Share-based compensation expense	68	1	—	718	—	—	719
Total comprehensive income	—	—	—	—	7,177	1,955	9,132
Balance - June 30, 2019	30,581	$319	$(10,245)	$244,486	$(52,336)	$(45,722)	$136,502
Share-based compensation expense	—	—	—	721	—	—	721
Total comprehensive income	—	—	—	—	8,520	(5,998)	2,522
Balance - September 30, 2019	30,581	$319	$(10,245)	$245,207	$(43,816)	$(51,720)	$139,745

	Nine Months Ended September 30, 2018
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares ('000s)	Amount
Balance - December 31, 2017	30,219	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742
Share-based compensation expense	—	—	—	673	—	—	673
Total comprehensive income	—	—	—	—	9,853	1,132	10,985
Balance - March 31, 2018	30,219	$304	$(9,114)	$240,543	$(105,230)	$(40,103)	$86,400
Share-based compensation expense	—	—	—	844	—	—	844
Total comprehensive income	—	$—	$—	$—	$13,195	$(5,898)	$7,297
Balance - June 30, 2018	30,219	$304	$(9,114)	$241,387	$(92,035)	$(46,001)	$94,541
Share-based compensation expense	—	$—	$—	$780	$—	$—	$780
Total comprehensive income	—	—	—	—	12,583	(2,589)	9,994
Balance - September 30, 2018	30,219	$304	$(9,114)	$242,167	$(79,452)	$(48,590)	$105,315
7. Share-Based Compensation
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
The following table summarizes information about outstanding restricted stock grants as of September 30, 2019:

Grant	Shares ('000)	Vesting Schedule	Unearned Compensation	Remaining Periods (in months)
October 2016	411	3 equal annual installments commencing on October 20, 2017	$51.2	1
July 2017	6	3 equal annual installments commencing on October 20, 2017	$1.3	1
October 2017	303	3 equal annual installments commencing on October 20, 2018	$953.4	13
October 2018	382	3 equal annual installments commencing on October 20, 2019	$1,733.3	25
May 2019	71	Shares granted to independent board members that fully vest as of May 16, 2020	$315.0	7
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019		2018
	Shares ('000s)	Weighted- Average Grant-Date Fair Value	Shares ('000s)	Weighted- Average Grant-Date Fair Value
Nonvested at December 31	760	$7.56	787	$6.84
Granted	75	7.60	64	8.41
Vested	(68)	8.38	—	—
Forfeited	(21)	7.48	(16)	7.12
Nonvested at September 30	746	$7.49	835	$6.96
8. Performance Awards
Awards, defined as cash, shares or other awards, may be granted to employees under the Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”). The cash award is earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (i) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (ii) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is payable at the end of the Performance Period in cash only if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award is forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group. The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in November 2018, 2017 and 2016:

Grant Date	Grant Amount	Adjustments	Forfeitures	Adjusted Award Value September 30, 2019	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2016	$1,434	$—	$(88)	$1,346	November 2019	1
November 2017	1,584	(26)	(53)	1,505	November 2020	13
November 2018	1,590	(49)	(55)	1,486	November 2021	25
	$4,608	$(75)	$(196)	$4,337
Compensation expense of $0.4 million and compensation benefit of $1.0 million was recognized for the three months ended September 30, 2019 and 2018, respectively. Compensation expense of $1.1 million and $1.6 million was recognized for the nine months ended September 30, 2019 and 2018, respectively. Unrecognized compensation expense was $1.6 million as of September 30, 2019 and 2018.

9. Accounts Receivable
Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible.

We record estimates of returns or allowances resulting from quality, delivery, discounts or other issues affecting the value of receivables. This amount is estimated based on historical trends and current market conditions, with the offset to revenues.

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
10. Inventories
Inventories are valued at the lower of first-in, first-out cost or net realizable value. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$64,344	$66,965
Work in process	12,916	12,333
Finished goods	12,926	13,061
	$90,186	$92,359
Inventory quantities on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
11. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment in the second fiscal quarter and whenever events or changes in circumstances indicate it is more likely than not that the carrying value may not be recoverable. As noted in footnote 3, the Company completed the FSE Acquisition in September 2019 resulting in additional goodwill of $17.7 million. Goodwill of $5.1 million is attributable to the Global Seating Segment and $20.1 million to the Electrical Systems Segment. In conducting the qualitative assessment, we consider relevant events and circumstances that affect the fair value or carrying amount of the reporting unit. Such events and circumstances could include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, cost factors and capital market pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of the reporting unit’s fair value with its carrying amount. We place more weight on the events and circumstances that most affect the reporting unit’s fair value or the carrying amount of its net assets. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the impairment test. No impairment was recorded as a result of our second quarter 2019 assessment.
The changes in the carrying amounts of goodwill for the nine months ended September 30, 2019 and the year ended December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Balance - Beginning	$7,576	$8,045
FSE Acquisition	17,675	—
Currency translation adjustment	(63)	(469)
Balance - Ending	$25,188	$7,576
Our definite-lived intangible assets were comprised of the following:

		September 30, 2019			December 31, 2018
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	22 years	$11,529	$(4,144)	$7,385	$8,346	$(3,888)	$4,458
Customer relationships	15 years	15,083	(6,350)	8,733	14,022	(5,680)	8,342
Technical Know-how	5 years	$7,810	$(65)	$7,745	—	—	—
Covenant not to compete	5 years	$5,020	$(42)	$4,978	—	—	—
		$39,442	$(10,601)	$28,841	$22,368	$(9,568)	$12,800
The aggregate intangible asset amortization expense was approximately $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The aggregate intangible asset amortization expense was approximately $1.1 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2019 and for each of the five succeeding years will be as follows:

2019	$2,112
2020	$3,987
2021	$3,987
2022	$3,987
2023	$3,987
2024	$3,238

12. Leases
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

The components of lease expense are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$1,858	$5,305
Finance lease cost:
Amortization of right-of-use assets	92	252
Interest on lease liabilities	16	46
Total finance lease cost	$108	$298
Short-term lease cost [1]	1,793	5,557
Total lease expense	$3,759	$11,160
1 Includes variable lease costs, which are not significant

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,200
Financing cash flows from finance leases	$331

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net [1]	$23,333

Current liabilities	Current operating lease liabilities	$5,485
Non-current liabilities	Operating lease liabilities	19,192
Total operating lease liabilities		$24,677

Finance Leases
Right-of-use assets		$1,118
Accumulated depreciation		(250)
Right-of-use assets, net	Other assets, net	$868

Current liabilities	Accrued liabilities and other	$374
Non-current liabilities	Other long-term liabilities	465
Total finance lease liabilities		$839

Weighted Average Remaining Lease Term
Operating leases		4.7 years
Finance leases		3.0 years
Weighted Average Discount Rate
Operating leases		11.0%
Finance leases		7.2%

[1]
Includes $20.2 million for operating leases existing on January 1, 2019 and $6.4 million for operating leases that commenced in the nine months ended September 30, 2019, net of amortization of $3.3 million.

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2019 [1]	$1,920	$114	$2,034
2020	7,671	387	8,058
2021	7,285	236	7,521
2022	6,597	115	6,712
2023	2,597	53	2,650
Thereafter	5,751	14	5,765
Total lease payments	$31,821	$919	$32,740
Less: Imputed interest	(7,144)	(80)	(7,224)
Present value of lease liabilities	$24,677	$839	$25,516
1Excluding lease costs for the nine months ended September 30, 2019.

The Company has additional operating leases for real estate of $10.6 million which have not commenced as of September 30, 2019, and as such, have not been recognized on the Company's Condensed Consolidated Balance Sheet. These operating leases are expected to commence during 2019 with leases terms between 5 years and 7 years.

The Company elected to apply the modified retrospective approach. As such, we did not restate the prior year Condensed Consolidated Balance Sheet. The following are the future minimum annual rental commitments under Topic 840 as disclosed in our December 31, 2018 Form 10-K:

Year Ending December 31,
2019	$7,558
2020	$6,492
2021	$5,960
2022	$5,286
2023	$1,676
Thereafter	$2,501
13. Commitments and Contingencies
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
The following represents a summary of the warranty provision for the nine months ended September 30, 2019:

Balance - December 31, 2018	$3,911
Provision for new warranty claims	1,427
Change in provision for preexisting warranty claims	205
Deduction for payments made	(2,098)
Currency translation adjustment	(33)
Balance - September 30, 2019	$3,412
Leases — As disclosed in footnote 12, we lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2019, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
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
Debt Payments — As disclosed in footnote 14, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and make voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. A mandatory prepayment of $4.2 million pursuant to the excess free cash flow sweep provision of the TLS Agreement was made during the nine months ended September 30, 2019. No mandatory prepayment was effective prior to 2019. The existing long-term debt agreements mature in 2023.

Year Ending December 31,
2019	$2,187
2020	$4,375
2021	$4,375
2022	$4,375
2023	$146,788
Thereafter	$—
14. Debt and Credit Facilities
Debt consisted of the following:

	September 30, 2019	December 31, 2018
Term loan and security agreement [1]	$158,285	$163,758
1 Presented in the Condensed Consolidated Balance Sheets as of September 30, 2019 as current portion of long-term debt of $3.3 million, net of deferred financing costs and original issue discount each of $0.5 million; and long-term debt of $155.0 million, net of deferred financing costs and original issue discount of $1.3 million and $1.4 million, respectively.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured Term Loan and Security Agreement (the “TLS Agreement”) maturing on April 12, 2023, the terms of which are described in footnote 7 in our 2018 Form 10-K. The unamortized deferred financing fees of $1.8 million and original issue discount of $2.0 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $158.3 million as of September 30, 2019 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in footnote 7 in our 2018 Form 10-K. The Company was in compliance with the covenants as of September 30, 2019.
Revolving Credit Facility
On September 18, 2019, the Company and certain of its subsidiaries, as co–borrowers, entered into an Amendment No. 1 (the “Amendment”), which amends the Third Amended and Restated Loan and Security Agreement (the “Revolving Loan Agreement”), dated as of April 12, 2017, with Bank of America, N.A., as agent, and certain financial institutions, as lenders, which agreement governs the Company’s asset based revolving credit facility (the “Revolving Credit Facility”).
The Amendment amends the terms of the existing Revolving Loan Agreement to entitle the Company and the other named borrowers thereunder (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $90.0 million and a borrowing base composed of accounts receivable and inventory (such facility, the “Tranche A Facility”). Of the $90.0 million, $7.0 million shall be available as a first–in, last–out facility (“Tranche B Facility”) at a 100 basis points premium, as detailed in the below applicable margin table. The Company can increase the size of the revolving commitments under the Revolving Credit Facility by an incremental $20.0 million, subject to the consent of the lenders providing the incremental commitments.
The applicable margin, which is set at Level III as of September 30, 2019, is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Tranche A Base Rate Loans	Tranche A LIBOR Revolver Loans	Tranche B Base Rate Loans	Tranche B LIBOR Revolver Loans
III	≥ $30,000,000	0.50%	1.50%	1.50%	2.50%
II	> $15,000,000 but < $30,000,000	0.75%	1.75%	1.75%	2.75%
I	≤ $15,000,000	1.00%	2.00%	2.00%	3.00%
At September 30, 2019 we had no borrowings under the revolving credit facility, and the outstanding letters of credit were $1.6 million and we had availability of $70.5 million. The unamortized deferred financing fees associated with our revolving credit facility of $0.6 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively, are being amortized over the remaining life of the agreement. At December 31, 2018 we did not have borrowings under the revolving credit facility and had outstanding letters of credit $1.7 million.
The Third ARLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in footnote 7 in our 2018 Form 10-K. Since the Company had borrowing availability in excess of the greater of (i) $5.0 million or (ii) ten percent (10%) of the revolving commitments from December 31, 2018 through September 30, 2019, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the quarter ended September 30, 2019. The Company was in compliance with all applicable covenants as of September 30, 2019.
15. Income Taxes
We file federal income tax returns in the U.S. and income tax returns in various U.S. state and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2016. In our major foreign jurisdictions including China, Czech Republic, Mexico and the United Kingdom, our income tax filings are generally subject to examination for three to five years.
As of September 30, 2019 and December 31, 2018, the Company had $0.5 million and $0.5 million, respectively, in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against their related deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.3 million of interest and penalties as of September 30, 2019 and December 31, 2018. We are not aware of any events that could occur within the next twelve months that would have a material impact on the amount of unrecognized tax benefits that would require a reserve.
At September 30, 2019, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

During the period ended September 30, 2019, the Company recorded a $2.1 million net income tax benefit attributable to period-specific adjustments consisting of a $1.3 million income tax benefit associated with amending its 2012 through 2017 U.S. federal income tax returns to claim additional foreign tax credits and a $0.8 million income tax benefit associated with its U.S. federal income tax return and the local country income tax returns of certain foreign subsidiaries filed for the tax year ended December 31, 2018.

16. Segment Reporting
As disclosed in footnote 10 of our 2018 Form 10-K, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. As a result of the strategic reorganization, we restated prior period segment information to conform to the current period segment presentation. As discussed in footnote 3, the Company completed the FSE Acquisition in September 2019. FSE financial results are reflected in the Electrical Systems Segment. Administrative costs associated with the acquisition totaling $0.9 million are reflected in Corporate/Other.
The following tables present segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures and depreciation expense and other items for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$129,710	$95,689	$—	$225,399
Intersegment Revenues	1,732	30	(1,762)	—
Total Revenues	$131,442	$95,719	$(1,762)	$225,399
Gross Profit	$18,932	$12,331	$(59)	$31,204
Selling, General & Administrative Expenses	4,030	5,043	8,458	17,531
Amortization Expense	303	134	—	437
Operating Income	$14,599	$7,154	$(8,517)	$13,236

Capital Expenditures	$4,472	$1,064	$661	$6,197
Depreciation Expense	$1,771	$1,041	$670	$3,482

	Three Months Ended September 30, 2018
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$125,220	$99,790	$—	$225,010
Intersegment Revenues	2,996	1,173	(4,169)	—
Total Revenues	$128,216	$100,963	$(4,169)	$225,010
Gross Profit	$18,304	$13,903	$(30)	$32,177
Selling, General & Administrative Expenses	3,790	5,692	6,131	15,613
Amortization Expense	186	135	—	321
Operating Income	$14,328	$8,076	$(6,161)	$16,243

Capital Expenditures	$3,155	$1,228	$281	$4,664
Depreciation Expense	$1,723	$1,420	$3,718	$6,861

	Nine Months Ended September 30, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$409,471	$302,282	$—	$711,753
Intersegment Revenues	7,529	2,774	(10,303)	—
Total Revenues	$417,000	$305,056	$(10,303)	$711,753
Gross Profit	$58,915	$40,797	$(166)	$99,546
Selling, General & Administrative Expenses	11,855	15,558	21,563	48,976
Amortization Expense	676	404	—	1,080
Operating Income	$46,384	$24,835	$(21,729)	$49,490

Capital Expenditures	$13,794	$2,847	$2,274	$18,915
Depreciation Expense	$4,770	$3,186	$1,940	$9,896

	Nine Months Ended September 30, 2018
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$378,649	$295,486	$—	$674,135
Intersegment Revenues	7,055	2,765	(9,820)	—
Total Revenues	$385,704	$298,251	$(9,820)	$674,135
Gross Profit	$57,598	$41,512	$(525)	$98,585
Selling, General & Administrative Expenses	11,323	16,870	16,984	45,177
Amortization Expense	559	421	—	980
Operating Income	$45,716	$24,221	$(17,509)	$52,428

Capital Expenditures	$6,011	$2,298	$1,514	$9,823
Depreciation Expense	$5,203	$3,574	$2,030	$10,807

17. Derivative Contracts
We use foreign exchange contracts to hedge some of our foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As our foreign exchange contracts are designated as hedging instruments, the fluctuations in fair value are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets until the contracts mature, at which time the gains and losses are recognized in cost of revenues in the Condensed Consolidated Statements of Income. We do not hold or issue foreign exchange options or foreign exchange contracts for trading purposes. Our foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our foreign exchange contracts on a gross basis in our Condensed Consolidated Balance Sheets.
The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2019		December 31, 2018
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$4,705	$5,008	$22,371	$22,867
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the Term Loan Facility thereby reducing exposure to interest rate changes. The interest rate swap has a floor rate of 2.07% and an all-in rate of 8.07%, with a maturity date of April 30, 2022. As of September 30, 2019, the interest rate swap agreement was not designated as a hedging instrument; therefore, it has been marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Condensed Consolidated Statements of Income.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives:

	Derivative Asset
	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$303	Other current assets	$496
Interest rate swap agreement	Other assets, net	$353	Other assets, net	$1,131

	Derivative Liability
	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreement	Accrued liabilities	$1,318	Accrued liabilities	$—

	Derivative Equity
	September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accumulated other comprehensive loss	$303	Accumulated other comprehensive loss	$496
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Income:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
	Location of (Loss) Gain Recognized in Income on Derivatives	Location of (Loss) Gain Recognized in Income on Derivatives		Location of (Loss) Gain Recognized in Income on Derivatives
Foreign exchange contracts	Cost of Revenues	$—	$334	$4	$767
Interest rate swap agreement	Interest and Other Expense	$(236)	$350	$(1,891)	$1,950

18. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2018	$(22,847)	496	$(25,120)	$(47,471)
Net current period change	(3,048)	—	—	(3,048)
Derivative instruments	—	(193)	—	(193)
Amortization of actuarial losses	—	—	(1,008)	(1,008)
Ending balance, September 30, 2019	$(25,895)	$303	$(26,128)	$(51,720)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2017	$(17,172)	$—	$(24,063)	$(41,235)
Net current period change	(5,363)	—	—	(5,363)
Derivative instruments	—	—	—	—
Amortization of actuarial losses	—	—	(1,992)	(1,992)
Ending balance, September 30, 2018	$(22,535)	$—	$(26,055)	$(48,590)

The related tax effects allocated to each component of other comprehensive (loss) income are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(2,186)	$91	$(2,095)	$(380)	$(628)	$(1,008)
Derivative instruments	(515)	—	(515)	(193)	—	(193)
Cumulative translation adjustment	(3,388)	—	(3,388)	(3,048)	—	(3,048)
Total other comprehensive income (loss)	$(6,089)	$91	$(5,998)	$(3,621)	$(628)	$(4,249)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(1,230)	$170	$(1,060)	$(2,500)	$508	$(1,992)
Cumulative translation adjustment	(1,529)	—	(1,529)	(5,363)	—	(5,363)
Total other comprehensive (loss) income	$(2,759)	$170	$(2,589)	$(7,863)	$508	$(7,355)
19. Pension and Other Post-Retirement Benefit Plans
We sponsor two defined benefit pension plans and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the defined benefit pension plans are frozen to new participants. We make contributions to the plans as required by local regulations.
During the three months ended March 31, 2019, the Company offered employees with deferred vested balances in the U.S. defined benefit pension plan the opportunity to voluntarily elect an early payout of their benefits. Payouts totaling $7.8 million were made during the nine months ended September 30, 2019 and were paid out of plan assets resulting in a non-cash settlement charge of $2.5 million, which was recorded in interest and other expense in the Condensed Consolidated Statements of Income and is reflected in amortization of prior service cost in the table below.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Interest cost	217	418	268	265
Expected return on plan assets	(470)	(787)	(268)	(310)
Amortization of prior service cost	23	2	12	—
Recognized actuarial loss	75	69	129	126
Net cost (benefit)	$(155)	$(298)	$141	$81

	U.S. Pension Plans and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	1,107	1,254	831	821
Expected return on plan assets	(1,794)	(2,360)	(834)	(960)
Amortization of prior service cost [1]	2,517	5	36	—
Recognized actuarial loss	262	206	397	393
Net cost (benefit)	$2,092	$(895)	$430	$254
1 Includes $2.5 million non-cash settlement charge.

Net periodic cost (benefit) components, not inclusive of service costs, are recognized in interest and other expense in the Condensed Consolidated Statements of Income.
We expect to contribute approximately $1.7 million to our pension plans and our other post-retirement benefit plans in 2019. As of September 30, 2019, contributions totaling $1.4 million have been made.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 and 2018. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K.

Company Overview

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including medium- and heavy-duty trucks ("MD/HD Truck") and medium- and heavy-construction vehicles. We also supply electrical wire harnesses, control panels, electro-mechanical and cable assemblies, seating systems and other products to automotive, military, bus, agriculture, transportation, mining, industrial and off-road recreational markets.
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

In February 2019, the Company announced a strategic reorganization of its operations into two reportable segments, the Electrical Systems Segment and the Global Seating Segment. The Electrical Systems Segment includes electrical wire harnesses and assemblies, trim systems and components ("Trim"), cab structures and sleeper boxes, mirrors, wipers and controls. The Global Seating Segment includes seats and seating systems ("Seats"), office seating, and aftermarket seats and components. This reorganization allows the Company to better focus its business along product lines, as opposed to end markets, which the Company believes will enhance the effectiveness of seeking out growth opportunities and shareholder value. We believe there may be opportunities to realize certain synergies amongst the products in the Electrical Systems Segment, especially with respect to electrical wire harnesses and panel assemblies, Trim, and mirrors, wipers, and controls. With the completion of the FSE Acquisition in September 2019, the Company further diversified our product offerings to include control panels and electro-mechanical and cable assemblies to the industrial, transportation and military markets. With respect to the Global Seating Segment, we believe combining the seating operations will present opportunities to leverage resources and best practices in engineering, product development and manufacturing, while eliminating redundancies and providing a global, more scalable platform for more effective and efficient operations.

Business Overview

For the nine months ended September 30, 2019, approximately 50% of our revenue was generated from sales to North American MD/HD Truck OEMs and approximately 19% from sales to OEMs in the global construction equipment market. Our remaining revenue was primarily derived from sales to the aftermarket, OE service organizations, automotive market, military market and specialty markets.

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

Demand for our electrical wire harnesses and assemblies is increasingly driven by the complexity and content of electrical distribution systems in vehicles. In the future, integrated sensor technology, active electronics, embedded software and other power and data applications may further increase sales opportunities of our products, especially our electrical wire harnesses and panel assemblies and trim products.

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

Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of heavy-duty trucks manufactured in North America, which is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. According to a October 2019 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 345,000 units in 2019, decrease to 238,000 units in 2020, and then increase to 343,000 units in 2023. We believe the demand for North American Class 8 vehicles in 2019 will approximate 345,000 units. ACT Research estimated that the average age of active North American Class 8 trucks was 11.2 and 11.3 years in 2018 and 2017, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.

North American medium-duty (or "Class 5-7") production steadily increased from 233,000 units in 2016 to 272,000 units in 2018. We believe the demand for Class 5-7 vehicles in 2019 will be stable at 273,000 units. According to a October 2019 report by ACT Research, North American Class 5-7 production is expected to decline to 260,000 units in 2020 and increase to 274,000 units in 2023.

Demand for our products for the construction and agricultural industries, primarily seating and electrical wire harnesses and panel assemblies, is dependent on vehicle production and generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries. We believe the construction markets we serve which have been lower in Asia Pacific are now softening in North America and Europe.

September 2019 year to date Class 8 production was 275,000 units and Class 5-7 production was 209,000 units. These Class 8 projections reflect a reduction in 2019 fourth quarter build of approximately 20% from the average year to date. Fourth quarter production is historically lower due to less work days. Furthermore, there has been and we anticipate continued pullback in Class 8 truck builds in the fourth quarter. Because of the slowing end market demand described above, our revenues are likely to decline in the fourth quarter compared to the prior year period, which is expected to have a negative impact on our reported earnings.

With the completion of the FSE Acquisition in September 2019, we have further diversified our product offerings to include control panels and electro-mechanical and cable assemblies to the industrial, transportation and military markets.

Our Long-Term Strategy

Our long-term strategy is to grow revenue by product, geography and end market. Our products include electrical wire harnesses and electro-mechanical and cable assemblies, Trim, mirrors, wipers and controls, cab structures and sleeper boxes, and Seats. We intend to allocate resources consistent with our strategy; more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy and may adjust the strategy in response to changes in our business environment and other factors.

As part of our long-term strategy, we have considered and will consider acquisitions and divestitures to enhance return to our shareholders and service to customers. As discussed in footnote 3, the Company completed the FSE Acquisition in September 2019.

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$225,399	$225,010	$389	0.2%
Gross Profit	$31,204	$32,177	$(973)	(3.0)%
Selling, General and Administrative Expenses	$17,531	$15,613	$1,918	12.3%
Interest and Other Expense	$3,800	$3,442	$358	10.4%
Provision for Income Taxes	$916	$218	$698	320.2%
Net Income	$8,520	$12,583	$(4,063)	(32.3)%
Revenues. The consolidated revenues resulted from:

•	a $4.0 million, or 3.7%, increase in OEM North American MD/HD Truck revenues;

•	a $2.5 million increase as a result of the acquisition of FSE;

•	a $5.0 million, or 10.9%, decrease in OEM construction equipment revenues; and

•	a $1.1 million, or 1.5%, decrease in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $2.1 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $1.4 million, or 0.7%, as a result of an increase in raw material and purchased component costs of $1.1 million, or 0.9%; a decrease in direct labor of $0.2 million, or 1.1%; and an increase in overhead expenses of $0.5 million, or 0.9%. Supplier price increases continue to adversely impact material and purchased component costs. Cost control and cost recovery actions reduced the impact on gross profit of these cost pressures. Beginning in the first quarter of 2019, the imposition by Mexico of a new statutory minimum wage in the Free Zone of the Northern Border (the “Border Minimum Wage”), a geographic area running along and just south of the U.S. / Mexico border and encompassing our wire harness facility in Agua Prieta, Mexico, adversely impacted labor costs. A number of actions, including pricing adjustments on certain products, have been implemented to reduce the impact of the Border Minimum Wage. The net unfavorable impact of the Border Minimum Wage on the third quarter of 2019 results was approximately $0.2 million. Costs associated with a supplier of fabricated metals that sought bankruptcy relief in the second quarter of 2019 (the "Troubled Supplier") adversely impacted the third quarter by $0.6 million. Costs associated with manufacturing investments in our global wire harness and North American trim businesses (the "Manufacturing Investments") adversely impacted third quarter results by approximately $0.3 million. As a percentage of revenues, gross profit margin was 13.8% for the three months ended September 30, 2019 compared to 14.3% for the three months ended September 30, 2018.
Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs that are not directly associated with the manufacturing of our products. SG&A expenses of $17.5 million for the three months ended September 30, 2019 increased 12.3% compared to the three months ended September 30, 2018 due primarily to costs associated with the acquisition of the assets of FSE of $0.9 million and costs of $0.7 million associated with the strategic reorganization of the Company to, among other things, develop a platform from which to pursue business and corporate development activities.
Interest and Other Expense. Interest and other expense increased $0.4 million primarily as a result of marking-to-market the interest rate swap agreements partially offset by lower interest expense.
Provision for Income Taxes. Income tax provisions of $0.9 million and $0.2 million were recorded for the three months ended September 30, 2019 and 2018, respectively. The period over period change in the tax provision was primarily attributable to a decrease in the amount of favorable, period-specific tax adjustments recorded, offset by a lower tax expense resulting from the reduction in income before provision for income taxes, during the current period.
Net Income. Net income was $8.5 million and $12.6 million for the three months ended September 30, 2019 and 2018, respectively. The decrease is attributed to the factors noted above.
SEGMENT RESULTS

Electrical System Segment Results
The table below sets forth certain Electrical Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$131,442	$128,216	$3,226	2.5%
Gross Profit	$18,932	$18,304	$628	3.4%
Selling, General & Administrative Expenses	$4,030	$3,790	$240	6.3%
Operating Income	$14,599	$14,328	$271	1.9%
Revenues. The increase in Electrical System Segment revenues resulted from:

•	a $1.9 million, or 2.8%, increase in OEM North American MD/HD Truck revenues;

•	a $2.5 million increase as a result of the acquisition of FSE;

•	a $0.8 million, or 3.4%, increase in OEM construction equipment revenues; and

•	a $2.0 million, or 4.7%, decrease in other revenues.
Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $0.7 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $2.6 million, or 2.4%, as a result of an increase in raw material and purchased component costs of $0.9 million, or 1.3%; direct labor of $0.8 million, or 7.3%; and overhead expenses of $0.9 million, or 3.1%. Adversely impacting the third quarter of 2019 was the Border Minimum Wage, approximately $0.2 million; the Troubled Supplier, approximately $0.6 million; and the Manufacturing Investments, approximately $ 0.3 million. As a percentage of revenues, gross profit margin was 14.4% for the three months ended September 30, 2019 compared to 14.3% for the three months ended September 30, 2018.

Selling, General and Administrative Expenses.  Electrical Systems Segment SG&A expenses increased 6.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, in part due to spending on strategic growth initiatives.
Global Seating Segment Results
The table below sets forth certain Global Seating Segment operating data for the three months ended September 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$95,719	$100,963	$(5,244)	(5.2)%
Gross Profit	$12,331	$13,903	$(1,572)	(11.3)%
Selling, General & Administrative Expenses	$5,043	$5,692	$(649)	(11.4)%
Operating Income	$7,154	$8,076	$(922)	(11.4)%
Revenues. The decrease in Global Seating Segment revenues resulted from:

•	a $2.2 million, or 5.1%, increase in OEM North American MD/HD Truck revenues;

•	a $5.8 million, or 24.6%, decrease in OEM construction equipment revenues; and

•	a $1.6 million, or 4.5%, decrease in other revenues.
Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $1.4 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which decreased $3.7 million, or 4.2%, as a result of a decrease in raw material and purchased component costs of $2.3 million, or 3.9%; direct labor costs of $0.9 million or 12.6% and a reduction in overhead expenses of $0.5 million, or 2.3%. The decrease in gross profit is primarily attributable to lower revenues. As a percentage of revenues, gross profit margin was 12.9% for the three months ended September 30, 2019 compared to 13.8% for the three months ended September 30, 2018.

Selling, General and Administrative Expenses.  Global Seating Segment SG&A expenses of $5.0 million decreased 11.4% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, reflecting a focus on cost discipline.

Consolidated Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The table below sets forth certain consolidated operating data for the nine months ended September 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$711,753	$674,135	$37,618	5.6%
Gross Profit	$99,546	$98,585	$961	1.0%
Selling, General and Administrative Expenses	$48,976	$45,177	$3,799	8.4%
Interest and Other Expense	$15,687	$8,404	$7,283	86.7%
Provision for Income Taxes	$6,976	$8,393	$(1,417)	(16.9)%
Net Income	$26,827	$35,631	$(8,804)	(24.7)%
Revenues. The increase in consolidated revenues resulted from:

•	a $50.1 million, or 16.4%, increase in OEM North American MD/HD Truck revenues;

•	a $9.9 million, or 6.9%, decrease in OEM construction equipment revenues; and

•	a $2.6 million, or 1.22%, decrease in other revenues.
Revenues were adversely impacted by foreign currency exchange translation of $10.1 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $36.7 million, or 6.4%, as a result of an increase in raw material and purchased component costs of $24.6 million, or 6.6%; direct labor of $3.3 million, or 6.3%; and overhead expenses of $8.8 million, or 5.7%. The increase in gross profit is attributable to higher revenues partially offset by inflationary pressures affecting the Company’s material and purchased component costs, and labor costs. Cost control and cost recovery actions reduced the impact on gross profit of these cost pressures. Also adversely impacting the nine months ended September 30, 2019 was the Border Minimum Wage, approximately $2.0 million; the Troubled Supplier, approximately $2.6 million; and costs associated with the Manufacturing Investments, approximately $1.6 million. As a percentage of revenues, gross profit margin was 14.0% for the nine months ended September 30, 2019 compared to 14.6% for the nine months ended September 30, 2018.
Selling, General and Administrative Expenses. SG&A expenses of $49.0 million for the nine months ended September 30, 2019 increased by 8.4% as compared to the nine months ended September 30, 2018. Costs associated with the strategic reorganization of the Company to, among other things, develop a platform from which to pursue business and corporate development activities gave rise to an approximate $2.5 million increase in costs compared to the prior year period. In addition, costs of $0.9 million associated with the FSE Acquisition were incurred in the nine months ended September 30, 2019.
Interest and Other Expense. Interest and other expense reflects the impact of the interest rate swap agreements that are marked-to-market, which resulted in a $2.1 million non-cash charge in the nine months ended September 30, 2019 and a $2.0 million gain in the prior year period. The year to date 2019 results also include a $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. Pension Plan, which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%.
Provision for Income Taxes. An income tax provision of $7.0 million and $8.4 million were recorded for the nine months ended September 30, 2019 and 2018, respectively. The period over period change in the tax provision was primarily attributable to an overall decrease in income before provision for income taxes offset by a decrease in the amount of favorable, period-specific tax adjustments recorded, during the current period.
Net Income. Net income was $26.8 million and $35.6 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease is attributed to the factors noted above.
SEGMENT RESULTS

Electrical System Segment Results
The table below sets forth certain Electrical Systems Segment operating data for the nine months ended September 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$417,000	$385,704	$31,296	8.1%
Gross Profit	$58,915	$57,598	$1,317	2.3%
Selling, General & Administrative Expenses	$11,855	$11,323	$532	4.7%
Operating Income	$46,384	$45,716	$668	1.5%
Revenues. The increase in Electrical System Segment revenues resulted from:

•	a $31.4 million, or 16.8%, increase in OEM North American MD/HD Truck revenues;

•	a $2.3 million, or 3.3%, increase in OEM construction equipment revenues; and

•	a $2.3 million, or 1.7%, decrease in other revenues.
Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $3.5 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $30.0 million, or 9.2%, as a result of an increase in raw material and purchased component costs of $16.1million, or 7.7%; direct labor of $4.0 million, or 12.7%; and overhead expenses of $9.9 million, or 11.4% The increase in gross profit is primarily attributable to the higher revenues, partially offset by inflationary pressures affecting the Company’s raw material and purchased component costs and labor costs. Also adversely impacting the nine months ended September 30, 2019 was the Border Minimum Wage, approximately $2.0 million; the Troubled Supplier, approximately $2.6 million; and costs associated with the Manufacturing Investments, approximately $1.6 million. As a percentage of revenues, gross profit margin was 14.1% for the nine months ended September 30, 2019 compared to 14.9% for the nine months ended September 30, 2018.

Selling, General and Administrative Expenses.  Electrical Systems Segment SG&A expenses of $11.9 million  increased 4.7% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of the increase in revenues and spending on strategic growth initiatives.
Global Seating Segment Results
The table below sets forth certain Global Seating Segment operating data for the nine months ended September 30 (dollars are in thousands):

	2019	2018	$ Change	% Change
Revenues	$305,056	$298,251	$6,805	2.3%
Gross Profit	$40,797	$41,512	$(715)	(1.7)%
Selling, General & Administrative Expenses	$15,558	$16,870	$(1,312)	(7.8)%
Operating Income	$24,835	$24,221	$614	2.5%
Revenues. The increase in Global Seating Segment revenues resulted from:

•	a $18.7 million, or 15.8%, increase in OEM North American MD/HD Truck Revenues;

•	a $12.2 million, or 16.5%, decrease in OEM construction equipment revenues; and

•	a $0.3 million, or 0.3%, increase in other revenues.
Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $6.6 million, which is reflected in the change in revenues above.
Gross Profit. Included in gross profit is cost of revenues, which increased $7.5 million, or 2.9%, as a result of an increase in raw material and purchased component costs of $8.9 million, or 5.2%; partially offset by a reduction in direct labor of $0.6 million, or 3.0%; and a reduction in overhead expenses of $0.8 million, or 1.2%. The decrease in gross profit is primarily attributable to lower revenues. As a percentage of revenues, gross profit margin was 13.4% for the nine months ended September 30, 2019 compared to 13.9% for the nine months ended September 30, 2018.

Selling, General and Administrative Expenses.  Global Seating Segment SG&A expenses of $15.6 million decreased 7.8% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, notwithstanding the increase in revenues, reflecting a focus on cost discipline.

Liquidity and Capital Resources

The Company did not borrow on its asset-based revolver during the nine months ended September 30, 2019. At September 30, 2019, the Company had liquidity of $109.2 million: $38.7 million of cash and $70.5 million availability from its asset-based revolver. We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.

Cash Flows

Our primary sources of liquidity during the nine months ended September 30, 2019 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of September 30, 2019, we had no borrowings under our revolving credit facility and had borrowing availability of $70.5 million.

For the nine months ended September 30, 2019, net cash provided by operating activities was $29.0 million compared to $20.0 million for the nine months ended September 30, 2018. The improvement in net cash provided by operating activities is primarily due to the lower investment in working capital.
For the nine months ended September 30, 2019, net cash used in investing activities was $53.3 million compared to $9.8 million for the nine months ended September 30, 2018. The increase in investing activity is primarily due to the FSE Acquisition for $34.0 million as well as an increase in capital expenditures related to the Manufacturing Investments. Our capital spend for the nine months ended September 30, 2019 was above our historical spend and is expected to return to more normal levels in 2020.
For the nine months ended September 30, 2019, net cash used in financing activities was $6.7 million compared to $3.3 million for the nine months ended September 30, 2018. The increase in net cash used in financing activities for the nine months ended September 30, 2019 is attributable to quarterly loan amortization and an excess cash flow payment on the Term Loan.

As of September 30, 2019, cash of $38.7 million was held by foreign subsidiaries. With the exception of the Company's Chinese subsidiary, management intends to indefinitely reinvest the undistributed earnings of its foreign subsidiaries to the extent a distribution thereof would result in income tax expense. As a result of the enactment of the Tax Cuts and Jobs Act of 2017, the repatriation of earnings from the Company’s foreign subsidiaries generally does not result in U.S. federal income tax expense. However, future dividends paid by certain of the Company’s foreign subsidiaries would be subject to foreign withholding tax. In April 2019, $5.5 million in cash was repatriated from the Company’s Luxembourg subsidiary. In June 2019, $9.2 million in cash, net of withholding tax, was repatriated from the Company's Chinese subsidiary.
Debt and Credit Facilities

The debt and credit facilities descriptions in footnote 14 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Revolving Loan Agreement, as discussed in footnote 14, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenant and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Revolving Loan Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Revolving Loan Agreement, the lenders could declare an event of default under the TLS Agreement and the Revolving Loan Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Revolving Loan Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

We believe that cash on hand, cash flow from operating activities together with available borrowings under the Revolving Loan Agreement will be sufficient to fund anticipated working capital, capital spending, certain strategic initiatives including any earned Milestone Payments, and debt service requirements for the next 12 months. No assurance can be given, however, that this will be the case. Additionally, the Company may, under the TLS Agreement, increase borrowings if certain total leverage ratio requirements are met.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Part II, Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) general economic or business conditions affecting the markets in which the Company serves; (ii) the Company's ability to develop or successfully introduce new products; (iii) risks associated with conducting business in foreign countries and currencies; (iv) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (v) the Company’s failure to complete or successfully integrate strategic acquisitions and the impact of such acquisitions on business relationships; (vi) the Company’s ability to recognize synergies from the reorganization of the segments; (vii) the Company’s failure to successfully manage any divestitures; (viii) the impact of changes in governmental regulations on the Company's customers or on its business; (ix) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (x) the impact of disruptions in our supply chain or delivery chain; (xi) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xii) the Company’s ability to comply with the financial covenants in its debt facilities; (xiii) fluctuation in interest rates or change in the reference interest rate relating to the Company’s debt facilities; (xiv) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives and address rising labor and materials costs; (xv) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (xvi) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xvii) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xviii) changes to domestic manufacturing initiatives; (xix) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business; and (xx) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2018 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The FSE Acquisition. We will exclude FSE's operations from our management’s report on internal control over financial reporting for the year ended December 31, 2019 as we continue to evaluate its internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

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

Item 1A.     Risk Factors.

You should carefully consider the information in this Form 10-Q and the risk factors discussed in "Risk Factors" and other risks discussed in our 2018 Form 10-K and our filings with the SEC since December 31, 2018 including our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Mine Safety Disclosures.
Not applicable.

Item 5.        Other Information.
Not applicable.

Item 6.        Exhibits:

10.1*	Asset Purchase Agreement dated September 17, 2019 by and among CVG FSE, LLC, First Source Electronics, LLC, Kevin Popielarczyk and Richard Vuoto, and Commercial Vehicle Group, Inc.
10.2	Amendment No. 1 to Third Amended and Restated Loan and Security Agreement.
31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.
31.2	302 Certification by C. Timothy Trenary, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files
* The exhibits and disclosure schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 6, 2019	By	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2019	By	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)