Form 10-K
period 2019-12-31
Commercial Vehicle Group, Inc.
filed 2020-03-16
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(614) 289-5360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $.01 per share	CVGI	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Schedule 15(d) of the Act.    Yes  ☐      No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2019, was $239,933,394.
As of March 16, 2020, 31,327,663 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 14, 2020 (the “2020 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

1

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”,“us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (ii) future financial restatements affecting the company; (iii) general economic or business conditions affecting the markets in which the Company serves; (iv) the Company's ability to develop or successfully introduce new products; (v) risks associated with conducting business in foreign countries and currencies; (vi) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (vii) the Company’s failure to complete or successfully integrate strategic acquisitions and the impact of such acquisitions on business relationships; (viii) the Company’s ability to recognize synergies from the reorganization of the segments; (ix) the Company’s failure to successfully manage any divestitures; (x) the impact of changes in governmental regulations on the Company's customers or on its business; (xi) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (xii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xiii) the Company’s ability to comply with the financial covenants in its debt facilities; (xiv) fluctuation in interest rates or change in the reference interest rate relating to the Company’s debt facilities; (xv) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives and address rising labor and material costs; (xvi) volatility and cyclicality in the commercial vehicle market adversely affecting us; (xvii) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xviii) changes to domestic manufacturing initiatives; (xix) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business (xx) security breaches and other disruptions that could compromise our information systems; (xxi) the impact of disruptions in our supply chain or delivery chains; (xxii) litigation against us; and (xxiii) the impact of health epidemics or widespread outbreak of contagious disease. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

2

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
Our Long-term Strategy
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
In the quarter ended December 31, 2018, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. The reorganization allows the Company to better focus its business along product lines, as opposed to end markets, which the Company believes enhances the effectiveness of seeking out growth opportunities and shareholder value. As a result of the strategic reorganization, we restated prior period segment information to conform to the current period segment presentation. See Note 12 of the Consolidated Financial Statements for more information.
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

The Electrical Systems Segment manufactures and sells the following products:

•
Electrical wire harnesses, control panels, electro-mechanical and cable assemblies primarily for the construction, agricultural, industrial, automotive, truck, mining, rail and military industries in North America, Europe and Asia-Pacific;

•	Trim systems and components ("Trim") primarily for the North America MD/HD Truck market;

•	Mirrors, wipers and controls primarily for the truck, bus, agriculture, construction, rail and military markets in North America and Europe;

•	Cab structures for the North American MD/HD Truck market; and

•	Aftermarket components in North America.
The Global Seating Segment manufactures and sells the following products:

•	Seats and seating systems ("Seats") primarily to the MD/HD Truck, construction, agriculture and mining markets in North America, Asia-Pacific and Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in North America, Europe and Asia-Pacific.
See Note 12 of the Consolidated Financial Statements under Item 8 Financial Statements and Supplementary Data for financial information presented by segment for each of the three years ended December 31, 2019, 2018 and 2017, including information on sales and long-lived assets by geographic area.
ELECTRICAL SYSTEMS SEGMENT OVERVIEW

Electrical Systems Segment Products
Set forth below is a description of our products manufactured in the Electrical Systems Segment and their applications.
Electrical Wire Harnesses, Control Panels, Electro-Mechanical and Cable Assemblies.     We produce a wide range of electrical wire harnesses and electrical distribution systems, and related assemblies primarily for construction, agriculture, industrial, automotive, truck, mining, rail and military industries. Our principal products in this category include:
Electrical Wire Harnesses.     We offer a broad range of electrical wire harness assemblies that function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial and other vehicles. Our wire harnesses are customized to fit specific end-user requirements and can be complex.
Panel Assemblies.     We assemble integrated components such as panel assemblies and cabinets that are installed in a vehicle or unit of equipment and may be integrated with our wire harness assemblies. These components provide the user control over multiple operational functions and features.
Electro-Mechanical and Cable Assemblies. We provide electro-mechanical manufacturing services to our customers, including box builds, complex rack and stack assemblies and large multi-cabinet control cabinets with power distribution and cabling. Our service includes mechanical assembly, wire and cable routing, automated wire preparation capabilities, complex configurations, test and custom palletizing and crating solutions.
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
Cab Structures and Sleeper Boxes.     We design, engineer and produce complete cab structures and sleeper boxes for MD/HD Trucks. Our principal products in this category include:

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
Electrical Systems Segment’s Customers
The following is a summary of the Electrical Systems Segment’s significant revenues (figures are shown as a percentage of total Electrical Systems Segment revenue) by end market for each of the three years ended December 31:

	2019	2018	2017
Truck	51%	49%	44%
Construction	17	19	20
Aftermarket and OE Service	10	11	10
Automotive	7	9	10
Military	5	4	4
Agriculture	3	2	3
Other	7	6	9
Total	100%	100%	100%
Our principal customers include A.B. Volvo, Daimler, John Deere, PACCAR, and Caterpillar, constituting a combined total of 70%, 70% and 67% of Electrical Systems Segment revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 12%, 13% and 13% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Office Seating.     We design, engineer and produce office seating products. Our office seating was developed as a result of our experience in supplying Seats for commercial vehicles and is fully adjustable to achieve a high comfort level. Our office seating is designed to suit different office environments including heavy usage environments, such as emergency services, call centers, reception areas, studios and general office environments.

Global Seating Segment Customers
The following is a summary of the Global Seating Segment’s significant revenues (figures are shown as a percentage of total Global Seating Segment revenue) by end market for each of the three years ended December 31:

	2019	2018	2017
Medium- and Heavy-duty Truck OEMs	49%	43%	39%
Construction OEMs	21	24	25
Aftermarket and OE Service	21	21	24
Bus OEMs	8	8	9
Other	1	4	3
Total	100%	100%	100%
Our principal customers include Daimler, A.B. Volvo, Navistar, PACCAR and Caterpillar, constituting a combined total of 61%, 59% and 57% of Global Seating Segment revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Our European and Asia-Pacific operations collectively contributed approximately 43%, 48% and 50% of the Global Seating Segment’s revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
OUR CONSOLIDATED OPERATIONS
Industries Served
Commercial Vehicle Market.     Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, industrial, municipal, off-road recreation and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) aftermarket sales, in which products are sold as replacements to a wide range of original equipment service organizations, wholesalers, retailers and installers. In the OEM market, suppliers are generally divided into tiers - “Tier 1” suppliers that provide products directly to OEMs, and “Tier 2” and “Tier 3” suppliers that sell products principally to other suppliers for integration into those suppliers’ own product offerings. We are generally a Tier 1 supplier.
The commercial vehicle supplier industry is fragmented and comprised of several large companies and many smaller companies. In addition, the commercial vehicle supplier industry is characterized by relatively low production volumes and can have considerable barriers to entry, including the following: (1) specific technical and manufacturing requirements, (2) high transition costs to shift production to new suppliers, (3) just-in-time delivery requirements, and (4) strong brand name recognition.
Although OEM demand for our products is directly correlated with new vehicle production, suppliers like us can increase revenue by further penetrating existing customers’ businesses, gaining new customers, expanding into new geographic markets, developing new content in our products to meet changing customer needs and by increasing aftermarket sales. We believe that companies with a global presence, advanced technology, engineering and manufacturing and support capabilities, such as our company, are well positioned to take advantage of these opportunities.
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
The following describes the major markets within the commercial vehicle market in which the Global Seating Segment competes:
Class 8 Truck Market.     The global Class 8 ("Class 8" or "heavy-duty") truck manufacturing market is concentrated in three primary regions: North America, Europe and Asia-Pacific. The global Class 8 truck market is localized in nature due to the following factors: (1) the prohibitive costs of shipping components from one region to another, (2) the high degree of customization to meet the region-specific demands of end-users, and (3) the ability to meet just-in-time delivery requirements. According to ACT Research, four companies represented approximately 98% of the market share for North American Class 8 truck production in 2019. The percentages of North American heavy-duty production represented by Daimler, PACCAR, A.B. Volvo, and Navistar were approximately 37%, 31%, 17%, and 14%, respectively, in 2019. We supply products to all of these OEMs.

New Class 8 truck demand is cyclical and is particularly sensitive to economic factors that generate a significant portion of the freight tonnage hauled by commercial vehicles.
The following table illustrates the actual and estimated North American Class 8 truck build for the years 2017 to 2024:

“E” — Estimated
Source: ACT (February 2020).

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
Truck Replacement Cycle and Fleet Aging.    The average age of the U.S. Class 8 truck population was approximately 6.4 years in 2019. The average fleet age tends to run in cycles as freight companies permit their truck fleets to age during periods of lagging demand and then replenish those fleets during periods of increasing demand. As truck fleets age, maintenance costs typically increase. Freight companies evaluate the economics between repair and replacement as well as the potential to utilize more cost-effective technology in vehicles. The chart below illustrates the actual and estimated approximate average age of the U.S. Class 8 truck population:
“E” — Estimated
Source: ACT (February 2020).

Class 5-7 Truck Market. North American Class 5-7 ("Class 5-7" or "medium-duty") includes recreational vehicles, buses and medium-duty trucks. We primarily participate in the Class 6 and 7 portion of the medium-duty truck market. The medium-duty truck market is influenced by overall economic conditions but has historically been less cyclical than the North American Class 8 truck market, with highs and lows generally not as pronounced as the Class 8 truck market.

As the North American truck fleet companies move to a distribution center model, requiring less long-haul freight vehicles, the demand for medium-duty trucks may increase.
The following table illustrates the actual and estimated North American Class 5-7 truck build for the years 2017 through 2024:
“E” — Estimated
Source: ACT (February 2020).

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
Commercial Construction Equipment Market.     New vehicle demand in the global construction equipment market generally follows certain economic conditions including gross domestic product, infrastructure investment, housing starts, business investment, oil and energy investment and industrial production around the world. Within the construction market, there are two classes of construction equipment markets: the medium and heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). Our construction equipment products are primarily used in the medium and heavy construction equipment markets. The platforms that we generally participate in include: cranes, pavers, planers and profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, material handling and compactors. Demand in the medium and heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other commodities industries.
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
Agricultural Equipment Market.     We market most of our products for small, medium and large agricultural equipment across a spectrum of machines including tractors, sprayers, bailers, farm telehandler equipment and harvesters. Sales and production of these vehicles can be influenced by rising or falling farm commodity prices, land values, profitability, and other factors such as increased mechanization in emerging economies and new uses for crop materials such as biofuels and other factors. In the medium to longer term, a combination of factors create the need for more productive agricultural equipment, such as: (1) population growth, (2) an evolving sophistication of dietary habits, (3) constraints on arable land, and (4) other macroeconomic and demographic factors.
Military Equipment Market.     We supply products for heavy- and medium-payload tactical vehicles and complex military communications equipment over multiple product lines that are used by various defense customers. Military equipment production is particularly sensitive to political and governmental budgetary considerations.
Raw Materials and Suppliers

A description of the principal raw materials we utilize in principal product categories are:
Electrical Wire Harnesses, Control Panels, Electro-Mechanical and Cable Assemblies.    The principal raw materials used to manufacture our electrical wire harnesses, controls panels, electro-mechanical and cable assemblies include wire and cable, connectors, terminals, switches, relays and various covering techniques involving braided yarn, braided copper, slit and non-slit conduit and molded foam. These raw materials are obtained from multiple suppliers and are generally available, although we have experienced a shortage of certain of these raw materials in the past.
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
Seats and Seating Systems.    The principal raw materials used in our Seats include steel, aluminum, resin-based products and foam products and are generally readily available and obtained from multiple suppliers under various supply agreements. Leather, vinyl, fabric and certain other components are also generally readily available and purchased from multiple suppliers.
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
We engage in global engineering, and research and development activities that improve the reliability, performance and cost-effectiveness of our existing products and support the design, development and testing of new products for existing and new applications. We have product design, development, validation and testing centers ("Product Design and Development") in North America, Europe and Asia. We have a global engineering support center in India to provide a cost-effective global engineering resource to certain of our seat facilities.
We believe we are staffed with experienced engineers and have equipment and technology to support early design involvement that results in products that timely meet or exceed the customer’s design and performance requirements, and are more efficient to manufacture. Our ability to support our products and customers with extensive on site involvement enhances our position for bidding on such business. We work aggressively as we strive for our quality and delivery metrics to distinguish us from our competitors.
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

Research and development costs for the years ended December 31, 2019, 2018 and 2017 totaled $9.9 million, $9.5 million and $7.7 million, respectively.
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
Manufacturing Processes
A description of the manufacturing processes we utilize for each of our principal product categories is set forth below:
Electrical Wire Harnesses, Control Panels, Electro-Mechanical and Cable Assemblies.    We utilize several manufacturing techniques to produce our electrical wire harnesses, control panels, electro-mechanical and cable assemblies. Our processes, manual and automated, are designed to produce a wide range of products in short time frames and are electronically and hand tested.
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
When an end-user buys a commercial vehicle, the end-user may specify the seat and other features for that vehicle. Because our Seats are unique, our manufacturing facilities have significant complexity, which we generally manage by building in sequence. We build our Seats as orders are received, and the Seats are delivered to our customers in the sequence in which vehicles come down the assembly line. We have systems in place that allow us to provide complete customized interior kits in boxes that are delivered in sequence. Sequencing reduces our cost of production because it eliminates warehousing costs and reduces waste and obsolescence, thereby offsetting increased labor costs. Several of our manufacturing facilities are strategically located near our customers’ assembly facilities, which facilitates this process and minimizes shipping costs.

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
Electrical Wire Harnesses, Control Panels, Electro-Mechanical and Cable Assemblies.    We supply a wide range of electrical wire harnesses, control panels, electro-mechanical and cable assemblies used in various commercial and other vehicles and for industrial applications. Our primary competitors finclude large diversified suppliers such as Delphi Automotive PLC, Leoni, Nexans SA, Motherson-Sumi, St. Clair and Electrical Components International as well as many smaller companies.
Trim Systems and Components.    We believe we have a good position supplying Trim products to the North American MD/HD Truck market. We compete with a number of competitors with respect to each of our Trim products and components. Our primary competitors are ConMet, International Automotive Components, Superior, Blachford Ltd. and Grupo Antolin.
Cab Structures and Sleeper Boxes.    We are a supplier of cab structures and sleeper boxes to the North American MD/HD Truck market. Our primary competitors in this category are Magna, International Equipment Solutions, Worthington Industries, McLaughlin Body Company and Defiance Metal Products.

Mirrors, Wipers and Controls.    We are a supplier of mirrors, wipers and controls to the truck, bus, agriculture, construction, rail and military markets in North America and Europe. We compete with various competitors in this category. Our principal competitors for mirrors are Hadley, Retrac, and Lang-Mekra, and our principal competitors for wiper systems are Doga, Wexco, Trico and Valeo.
Seats and Seating Systems.    We believe we have a strong market position supplying Seats to the North American MD/HD Truck market. Our primary competitors in the North American commercial vehicle market include Sears Manufacturing Company, Isringhausen, Grammer AG and Seats, Inc. Our primary competitors in the European commercial vehicle market include Grammer AG and Isringhausen; and in the Asia-Pacific region include Isrihuatai, Tiancheng, Harita and Pinnacle.

Competitive Strengths
Generally, the barriers to entry in our business include investment, specific engineering requirements, costs for OEMs to shift production to new suppliers, just-in-time delivery requirements and brand name recognition. Our competitive strengths include the following:
Market Positions and Brands.    We believe we have a strong market position supplying Seats and a good market position supplying Trim products to the North American MD/HD Truck market. We believe we have processes in place to design, manufacture and introduce products that meet customers’ expectations in the North American MD/HD Truck market. We also believe we are competitive as a global supplier of construction vehicle Seats. Our major product brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™ and FinishTEK™.
Commercial Vehicle Solutions.    We manufacture a broad base of products utilized in the interior and the exterior of commercial vehicles. We believe the breadth of our product offerings provide us with a potential opportunity for further customer relationships by bundling our products to provide complete system solutions.
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
Flexible Manufacturing Capabilities.    As commercial vehicle OEMs permit their customers to select from an extensive menu of cab options, our end users frequently request modified products in low volumes within a limited time frame. We can leverage our flexible manufacturing capabilities to provide low volume, customized products to meet styling, cost and just-in-time delivery requirements.
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
Employees
As of December 31, 2019, we had approximately 7,347 permanent employees, of whom approximately 16% were salaried and the remainder were hourly. As of December 31, 2019, approximately 49% of the employees in our North American operations were unionized, with the majority of union-represented personnel based in Mexico. Approximately 71% of our European, Asian and Australian operations were represented by shop steward committees.

We did not experience any material strikes, lockouts or work stoppages during 2019 and consider our relationship with our employees to be satisfactory.  On an as-needed basis during peak periods we utilize contract and temporary employees.  During periods of weak demand, we respond to reduced volumes through flexible scheduling, furloughs and/or reductions in force as necessary.

Environmental, Social and Governance

CVG is committed to operating in an ethical and sustainable manner that benefits all our stakeholders including customers, employees and the communities we serve. We have established company-wide environmental, human rights and labor rights policies that outline the Company’s standards for all business operations. More information on these policies can be found on our website under the caption “About Us - CVG Policies.” The following highlights some of our ongoing Environmental, Social and Governance (“ESG”) efforts:

Safety. CVG is committed to ensuring the safety and well-being of our employees, customers and communities. The Company maintains an occupational Health and Safety Policy that applies to employees, business partners, customers and the global communities where we operate. CVG and its businesses have invested in programs, technology and training to improve safety throughout our operations which is reflected in our exceptional safety performance. Our annual safety incident rate has consistently been less than 1.0 for the past four years. More information on our Health and Safety Policy can be found on our website under the caption “About Us - CVG Policies.”

Quality. CVG’s strict quality standards apply to all employees within the CVG organization and extend to all suppliers who wish to do business with CVG. More information on our supplier requirements can be found on our website under the caption “About Us - CVG Policies.”

•	All requirements and standards stated in the CVG Supplier Quality and Development Requirements Manual pertain to the specific requirements of CVG and all of our facilities.

•	We require our suppliers to obtain a copy and maintain compliance with the Quality Management System Requirements of ISO9001:2015.

Environmental. CVG is committed to conducting business in an environmentally conscious manner and reducing our carbon footprint. We contribute to eco-efficiency programs and have adopted energy efficiency programs. We have adopted an enterprise-level environmental policy that can be found on our Company website under the caption “About Us - CVG Policies.” Some of our recent achievements and initiatives include:

•	Partnering with the U.S. Department of Energy’s Better Plants Initiative and establishing a voluntary energy intensity reduction target of 20% over 10 years;

•	Contributing to a number of sustainability programs including an LED lighting initiative in our manufacturing facilities;

•	Increasing the number of facilities that are ISO 14001 certified to approximately 75% of global manufacturing facilities; and

•
Various other initiatives that focus on the conservation of energy and natural resources, the reduction of solid and chemical waste of our operations, the avoidance and prevention of pollution, and the minimization of our overall environmental impact to the communities we operate in.

Community Engagement. Our global teams embrace a wide variety of formal and informal interactions in the communities where we operate. Each facility has an employee engagement committee that helps direct our charitable spend and volunteer hours. Our teams engage with the local communities through different programs or areas of need including local schools, nursing homes, animal shelters, literacy, theater and the arts, first responders, STEM, cancer awareness, veteran affairs, and hunger and homelessness, among others. A comprehensive list of CVG Community Partnerships, the organizations that we support, can be found on our website under the caption “About Us - Partnerships.”

Corporate Governance,    The Board of Directors has the ultimate responsibility for risk oversight and oversees a Company-wide approach to risk management of ESG. The Board fulfills its oversight responsibilities directly and through delegation to the following committees: Audit, Compensation, and Nominating and Governance. The Company’s Corporate Governance Guidelines, Code of Conduct and other Corporate Governance principles are available on the Company’s website under the caption “About Us - Executive Management - Governance Documents.”
Government Regulations
New emissions regulations were approved in 2016 by US regulators impacting MD/HD Truck manufacturers. The regulations require manufacturers to cut greenhouse gas emissions by 25% by 2027. Other countries are implementing clean air measures to reduce air pollution. For example, China's Ministry of Environment implemented new standards applicable beginning in 2017 for Stage V vehicles, including light gasoline-powered vehicles, diesel-powered passenger vehicles and heavy diesel-powered vehicles manufactured and sold in China.
Under a California law known as Proposition 65, if the State has determined that a substance causes cancer or harms human reproduction, a warning must appear on any product sold in the state that exposes consumers to that substance. The State maintains lists of these substances and periodically adds other substances to the list. Certain of our products are subject to Proposition 65, which does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. We provide warnings on our products in California.
To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.
RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
On March 12, 2020, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, and discussing such recommendations with outside SEC counsel and KPMG, LLP, the Company's independent registered public accounting firm, concluded that our audited consolidated financial statements as of and for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, should no longer be relied upon due to misstatements that are described in greater detail in Notes 2 and 19 of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K.
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
EXECUTIVE OFFICERS OF REGISTRANT
The following table sets forth certain information with respect to our executive officers as of March 16, 2020:

Name	Age	Principal Position(s)
Patrick E. Miller	52	President, Chief Executive Officer, Director
C. Timothy Trenary	63	Executive Vice President and Chief Financial Officer
Dale M. McKillop	62	Senior Vice President and Managing Director of Trim, Wipers and Structures
Douglas F. Bowen	63	Senior Vice President and Managing Director of Global Seating
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
Douglas F. Bowen has served as Senior Vice President and Managing Director of Global Seating since November 2018 and previously served as Senior Vice President & Managing Director of Global Construction, Agriculture & Military markets. He joined the Company in June 2017. Prior to joining CVG, Mr. Bowen served as President of the North America and Asia Pacific markets for Dayco Products, LLC for more than 35 years. Mr. Bowen is a graduate of the Citadel, The Military College of South Carolina and holds a Bachelor of Science in Business Administration.

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

Risks Related to Our Material Weaknesses and Restatements

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we have, and periodically evaluate, disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow decisions regarding required disclosure. Reporting obligations as a public company are likely to continue to burden our financial and management systems, processes and controls, as well as our personnel.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting.
In connection with the preparation of our financial statements for 2019, we have identified material weaknesses in our internal controls over financial reporting relating to management's risk assessment and review process of manual journal entries and balance sheet account reconciliations. Further, we identified and corrected certain errors as described in Note 2 and 19 to the accompanying financial statements, included in Part II, Item 8 of this Form 10-K. We deemed these corrections to be material to the consolidated financial statements as of and for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019. As a result, management concluded that our internal controls over financial reporting as of December 31, 2019 were not effective. As described in Part II, Item 9A of this Form 10-K, management is taking steps to remediate the material weaknesses in our internal controls. There can be no assurance that any measures we take will remediate the material weaknesses identified, nor can there be any assurance as to how quickly we will be able to remediate these material weaknesses.

In future periods, if our senior management is unable to remediate the material weaknesses such that they cannot conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to again restate our financial statements and could be subject to regulatory scrutiny and sanction, a loss of public and investor confidence, and to litigation from investors, which could have a material adverse effect on our financial position and results of operations.
Furthermore, actions to remediate any material weaknesses, including the ones noted above and in Item 9A of this Annual report on Form 10-K, could require remedial measures, including additional personnel, which could be costly and time-consuming. We may encounter problems or delays in completing the implementation of any remedial actions and receiving a favorable attestation report from our independent registered public accounting firm. If we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could adversely affect our results of operations and financial condition and cause a decline in our common stock price. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by regulatory authorities, which would likely require additional financial and management resources.
Future Restatements could have a material effect on our business
As part of an internal investigation, the Company discovered material errors in our consolidated financial statements as of and for the fiscal year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019. As noted above, material weaknesses were also discovered in the Company’s internal controls over financial reporting. Having one or more weakness in our internal controls over financial reporting can heighten the chance of failing to discover future errors in the financial statements.
While the Company believes it has identified and corrected all material errors in our financial statements for the restated periods, there can be no assurance that more material errors will not be identified in the future, both in or outside the restated periods. Restatements can lead to reputational harm, litigation, regulatory investigations and sanctions, stock price fluctuation, and significant accounting and legal expenses to address. They also could require significant time and resources from management.
Risks Related to Our Business and Industry
Our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects.
Our results of operations are directly impacted by changes in the U.S. and global economic conditions, which are accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects because, among other things:

•
Demand for our MD/HD Truck products is generally dependent on the number of new MD/HD Truck commercial vehicles manufactured in North America. Historically, the demand for MD/HD Truck commercial vehicles has declined during periods of weakness in the North American economy.

•	Demand for our construction equipment products is dependent on vehicle demand for new commercial vehicles in the global construction equipment market.

•	Demand in the medium and heavy-construction vehicle market, which is where our products are primarily used, is typically related to the level of larger-scale infrastructure development projects.

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
Natural disasters could adversely affect us.
Natural disasters may also disrupt the commercial vehicle market and materially and adversely affect global production levels in our industry. The impact from disasters resulting in wide-spread destruction may not be immediately apparent. It is particularly difficult to assess the impact of catastrophic losses on our suppliers and end customers, who themselves may not fully understand the impact of such events on their businesses. Accordingly, there is no assurance our results of operations will not be materially affected as a result of the impact of future natural disasters.
We may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected.
Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge diminishing the current levels or any future expected growth in the commercial vehicle markets we supply, or we experience increased pressure on our margins. In addition, we may not succeed in integrating strategic acquisitions, and our pursuit of additional strategic acquisitions may lead to resource constraints, which could have a negative impact on our ability to meet customers’ demands, thereby adversely affecting our relationships with those customers. Similarly, strategic divestitures involve special risks and could have an adverse effect on our results of operations and financial condition. As a result of such business or competitive factors, we may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies. Any failure to successfully implement our business strategy could materially and adversely affect our business, results of operations and growth potential.
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
From time to time, we pursue acquisition targets to expand or complement our business. Acquisitions involve risks, including the risk that we may overpay for a business or are unable to obtain in a timely manner, or at all, the synergies and other expected benefits from acquiring a business. Integrating acquired businesses also involves a number of special risks, including the following:

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
If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our results of operations and financial condition could be adversely affected.

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
We may not be successful in managing these or any other significant risks that we may encounter in divesting a business or product line and our results of operations and financial condition may be adversely affected.
Our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues.
Sales to A.B. Volvo, Daimler and PACCAR accounted for approximately 22%, 17% and 11%, respectively, of our revenue in 2019, and our ten largest customers accounted for approximately 76% of our revenue in 2019. Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our largest customers or the loss of significant business from any of these customers could have a material adverse effect on our business, financial condition and results of operations.
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
We have operations in the Mexico, China, United Kingdom, Czech Republic, Ukraine, Belgium, Australia, India and Thailand, which collectively accounted for approximately 18% of our total revenues for the year ended December 31, 2019 . There are certain risks inherent in our international business activities including, but not limited to:

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

The U.K.’s exit from the European Union (EU) could materially and adversely impact our results of operations, financial condition and cash flows.

On January 31, 2020, the U.K. formally exited from the EU (“Brexit”) and a transition period is in place until December 31, 2020 during which the U.K. will maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members and remain subject to EU law. Brexit has had an adverse impact on the U.K.’s economy. Uncertainty regarding the future relationship between the U.K. and the EU likely will continue to have an adverse impact on the U.K.’s economy until the U.K. and the EU reach a definitive resolution on the outstanding trade and legal matters. Although it is unknown what the terms of the U.K.’s future relationship with the EU will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the U.K. and the EU and increased regulatory complexities following the transition period. These factors could potentially disrupt our supply chain, including delays of imports and exports, limited access to human capital within some of the target markets and jurisdictions in which we operate and adverse changes to tax benefits or liabilities in these and other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to emissions and similar certifications, as the U.K. determines which EU laws to replace or replicate. Brexit also could lead to long-term volatility in the currency markets, long-term adverse effects on the value of the British pound and significant volatility in currency exchange rates. Any of these effects of Brexit, among others, could have a material adverse impact on our business operations, results of operations and financial condition.
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

Along with the new requirements, the Mexican National Minimum Wage Commission announced the following new minimum wages, which have been in effect since January 1, 2019: Pesos. 176.72 per day for municipalities in the Northern Border Free Trade Zone, a 100% increase from the minimum wage of Pesos. 88.36 per day in effect prior to January 1, 2019, and Pesos. 102.68 per day for the rest of Mexico, a 16.2% increase from the prior minimum wage. We have facilities in the Northern Border Free Trade Zone that are affected by the 100% increase in minimum wage and we have complied with the new requirements. We are uncertain if the increase in the affected employee’s minimum wage will flow through the entire compensation structure of our employees in our facilities in Mexico creating additional costs and any labor shortages resulting from our failure to adjust the entire compensation structure over and above the incremental minimum wage. Additionally, we are uncertain if we will be successful in passing through the related incremental cost to our customers and there can be no assurance our results of operations will not continue to be materially affected as a result of the impact of such incremental cost.

Significant changes to international trade regulations could adversely affect our results of operations.
Our business benefits from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”). The U.S. government has negotiated the US-Mexico-Canada Agreement (the "USMCA") as a replacement for NAFTA. The USMA has been ratified by the Untied States and Mexico, but will not become binding unless and until Canada ratifies the agreement. The U.S. government has indicated that it may propose significant changes to other international trade agreements, import and export regulations, and tariffs and customs duties, which have increased uncertainty regarding the future of existing international trade regulations. The imposition of tariffs on the products we manufacture and sell could have a material and adverse impact on our business, financial condition and results of operations. Additionally, if the U.S. President or Congress takes action to withdraw from or materially modify NAFTA or USMCA, our business, financial condition and results of operations could be adversely affected. In addition, the Trump administration has called for substantial changes to U.S. foreign trade policy, including the imposition of greater restrictions on international trade and significant increases in tariffs on goods imported into the United States, and has increased tariffs on certain goods imported into the United States from a number of foreign markets, following which retaliatory tariffs have been imposed on exports of certain U.S. goods to those markets. These tariffs and any further escalation of protectionist trade measures could adversely affect the markets in which we sell our products and, in turn, our business, financial condition, operating results, and cash flows.

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

The recent imposition of tariffs on steel and aluminum have impacted the prices of certain of our materials. Uncertainty exists regarding whether these tariffs will remain in place or be removed or reduced. If these tariffs are continued or expanded, they could result in material increases in our costs.
We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent in part on our making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia-Pacific region as key markets likely to experience substantial growth in our market share, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in the region. If we are unable to maintain, deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, we may also incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors. We cannot guarantee that we will be successful in leveraging our capabilities into new markets and thus, in meeting the needs of these new customers and competing favorably in these new markets. Our results will also suffer if these regions do not grow as quickly as we anticipate.

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
We may be unable to successfully introduce new products and, as a result, our business, and financial condition and results of operations could be materially and adversely affected.
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

The potential loss of one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to bankruptcy, strikes, mechanical breakdowns, equipment failure, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, Acts of God, epidemics, mechanical failures, delayed customs processing and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. In the event of a reduction or stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations. Similarly, a potential quality issue could force us to halt deliveries. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance. When we cease timely deliveries, we have to absorb our own costs for identifying and solving the root cause problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

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

We face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness in several countries. Any outbreak of contagious diseases, and other adverse public health developments could adversely affect our operations and the operations and production capabilities of our suppliers, including as a result of quarantine or closure. The extent to which the recent respiratory illness outbreak in the various countries may affect our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its effects, among others. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.
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
As of December 31, 2019, approximately 49% of the employees in our North American operations were unionized, with the majority of union-represented personnel based in Mexico. We have experienced limited unionization efforts at certain of our other North American facilities from time to time. In addition, approximately 71% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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

We are required to perform impairment tests whenever events and circumstances indicate the carrying value of certain assets may not be recoverable. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows, the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions. A continued decline in our stock price may trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Any charge for impairment could materially and adversely affect our reported net income and our stockholders’ equity.
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
Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. For goodwill, we perform a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If the fair value of the reporting unit is less than its carrying amount, we compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess amount. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows, the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions. There can be no assurance that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment. Any future impairments may materially and adversely affect our results of operations.

Our inability to successfully achieve operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings.
As part of our business strategy, we continuously seek ways to lower costs, improve manufacturing efficiencies and increase productivity in our existing operations and intend to apply this strategy to those operations acquired through acquisitions. In addition, we incur restructuring charges periodically to close facilities, such as lease termination charges, severance charges and impairment charges of leasehold improvements and/or machinery and equipment, as we continue to evaluate our manufacturing footprint to improve our cost structure and remove excess, underperforming assets, or assets that no longer fit our goals. If we decide to close or consolidate facilities, we may face execution risks which could adversely affect our ability to serve our customers. Further, we may be unsuccessful in achieving these objectives which could adversely affect our operating results and financial condition.
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
We are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, Occupational Safety and Health Administration investigations, employment disputes, unfair labor practice charges, examination by the IRS, customer and supplier disputes, contractual disputes, intellectual property disputes, environmental claims and product liability claims arising out of the conduct of our business. While we maintain insurance, we cannot assure you that it will be sufficient to cover such proceedings and claims, that any costs and liability arising therefrom will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, results of operations or financial condition.
We have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights and our operations could be limited by the rights of others.
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
As a supplier of products and systems to commercial and construction vehicle OEMs and markets, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in injury to person or property or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages.
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
Although the products we manufacture and supply to commercial vehicle OEMs are not subject to significant government regulation, our business is indirectly impacted by the extensive governmental regulation applicable to commercial vehicle OEMs. These regulations primarily relate to emissions and noise standards imposed by the Environmental Protection Agency ("EPA"), state regulatory agencies in North America, such as the California Air Resources Board ("CARB"), and other regulatory agencies around the world. Commercial vehicle OEMs are also subject to the National Traffic and Motor Vehicle Safety Act and Federal Motor Vehicle Safety Standards promulgated by NHTSA in the U.S. Changes in emission standards and other proposed governmental regulations could impact the demand for commercial vehicles and, as a result, indirectly impact our operations. For example, new emission standards for truck engines used in Class 5 to 8 trucks imposed by the EPA and CARB became effective in 2010. In 2011, the EPA and NHTSA adopted a program to reduce greenhouse gas emissions and improve the fuel efficiency of medium-and heavy-duty vehicles. To the extent that current or future governmental regulation has a negative impact on the demand for commercial vehicles, our business, financial condition or results of operations could be adversely affected.
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

Our senior secured revolving and term loan credit facilities require us to maintain certain financial ratios and to comply with various operational and other covenants. If we do not comply with those covenants, we would be precluded from borrowing under the senior secured revolving credit facility, which could have a material adverse effect on our business, financial condition and liquidity. If we are unable to borrow under our senior secured revolving credit facility, we will need to meet our capital requirements using other sources; however, alternative sources of liquidity may not be available on acceptable terms. In addition, if we fail to comply with the covenants set forth in our credit facilities the lenders thereunder could declare an event of default and cause all amounts outstanding thereunder to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding credit facilities or other debt instruments we may have in place from time to time, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the credit facilities or such other debt instruments on acceptable terms.

In addition, the agreements governing the senior secured revolving and term loan credit facilities contain covenants that, among other things, restrict our ability to:

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

The transition away from LIBOR may adversely affect our cost to obtain financing and may negatively impact our interest rate swap agreements.

Central banks around the world, including the Board of Governors of the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for the London Interbank Offered Rate (“LIBOR”) based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. The full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates will have on us. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, our borrowing costs on our variable rate indebtedness may be adversely affected.
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
Our operating results may fluctuate as a result of these and other events and factors:

•	the size, timing, volume and execution of significant orders and shipments;

•	changes in the terms of our sales contracts;

•	the timing of new product announcements by us and our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in supply and pricing of raw materials and components;

•	market acceptance of new and enhanced products;

•	announcement of technological innovations or new products by us or our competitors;

•	the length of our sales cycles;

•	conditions in the commercial vehicle industry;

•	changes in our operating expenses;

•	personnel changes;

•	health epidemics;

•	new business acquisitions;

•	uncertainty in geographic regions;

•	cyber attacks;

•	currency and interest rate fluctuations;

•	uncertainty with respect to the NAFTA, USMCA and other international trade agreements;

•	Brexit

•	union actions; and

•	seasonal factors.
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
Our common stock has historically had a low trading volume with limited analyst coverage and, as a result, any sale of a significant number of shares may depress the trading price of our stock; stockholders may be unable to sell their shares above the purchase price.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The trading volume and analyst coverage of our common stock has historically been limited as compared to common stock of an issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share prices. Because of the limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares may have a material adverse impact on the price of our common stock. Additionally, because of the limited number of shares being traded, and changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage, the price per share of our common stock is subject to volatility and may continue to be subject to rapid price swings in the future that may result in stockholders’ inability to sell their common stock at or above purchase price.
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
Our corporate office is located in New Albany, Ohio. Several of our facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. The following table provides selected information regarding our principal facilities as of December 31, 2019:

Location	Primary Product/Function	Ownership Interest
Piedmont, Alabama	Aftermarket Distribution	Owned
Douglas, Arizona	Warehouse	Leased
Dalton, Georgia	Trim & Warehouse	Leased
Monona, Iowa	Wire Harness	Owned
Michigan City, Indiana	Wipers, Switches	Leased
Kings Mountain, North Carolina	Cab, Sleeper Box	Owned
Concord, North Carolina	Injection Molding	Leased
Chillicothe, Ohio	Trim, Mirrors & Warehouse	Owned / Leased
New Albany, Ohio	Corporate Headquarters / Product Design and Development	Leased
Vonore, Tennessee	Seats, Flooring & Warehouse / Product Design and Development	Owned / Leased
Dublin, Virginia	Trim & Warehouse	Owned / Leased
Elkridge, Maryland	Electro-mechanical & Panel Assemblies	Leased
Agua Prieta, Mexico	Wire Harness	Leased
Esqueda, Mexico	Wire Harness	Leased
Morelos, Mexico	Wire Harness	Leased
Saltillo, Mexico	Trim & Seats	Leased
Northampton, United Kingdom	Seats / Product Design and Development	Leased
Brisbane, Australia	Seats	Leased
Sydney, Australia	Seats	Leased
Mackay, Australia	Distribution	Leased
Melbourne, Australia	Distribution	Leased
Perth, Australia	Distribution	Leased
Jiading, China	Seats and Wire Harness / Product Design and Development	Leased
Bangkok, Thailand	Seats	Leased
Brandys nad Orlici, Czech Republic	Seats	Owned
Liberec, Czech Republic	Wire Harness	Leased
Baska (State of Gujarat) India	Seats	Leased
Pune (State of Maharashtra), India	Seats / Product Design and Development	Leased
Dharwad (State of Karnataka), India	Seats	Leased
L’viv, Ukraine	Wire Harness	Leased
We also have leased sales and service offices in the Belgium, Australia, and Czech Republic and a sales office in Sweden. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and senior secured term loan credit facility as described in Note 9 of the Consolidated Financial Statements.
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in the regions. All locations are principally used for manufacturing, assembly, distribution or warehousing, except for our New Albany, Ohio facility, which is principally an administrative office.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, workers’ compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, environmental claims arising out of the conduct of our businesses and examinations by taxing authorities. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations, stockholders' equity or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.”
As of March 16, 2020, there were 171 holders of record of our outstanding common stock.
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
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group that includes a legacy group through October 31, 2016. The legacy group is Accuride Corporation, Altra Industrial Motion Corp, Core Molding Technologies, EnPro Industries, Fuel Systems Solutions, L.B. Foster Company, Modine Manufacturing, Meritor Inc. Stoneridge Inc., Titan International and Wabco Holdings. In 2016, Accuride Corporation was purchased by Crestview Partners, and Fuel Systems Solutions merged with Westport Innovations. Both members are reported as part of the legacy peer group only through 2015. The new peer group is Altra Industrial Motion Corp., American Railcar Industries Inc., ASTEC Industries Inc., Columbus McKinnon Corp., Dorman Products Inc., EnPro Industries, Federal Signal Corp., Freightcar America Inc., Gentherm Inc., L.B. Foster Company, LCI Industries, Modine Manufacturing, Shiloh Industries, Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., and Supreme Industries. Supreme Industries was purchased by Wabash National Corporation and is reported as part of the new peer group only through 2017. The graph assumes that the value of the investment in the Company’s common stock in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Commercial Vehicle Group, Inc.	100.00	41.44	82.88	160.21	85.42	95.16
NASDAQ Composite	100.00	107.11	116.72	151.41	147.16	201.22
Legacy Peer Group	100.00	80.33	98.91	N/A	N/A	N/A
New Peer Group	100.00	93.28	127.28	145.60	122.49	159.20
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
We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2019. Our employees surrendered 130,141 shares of our common stock in 2019 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan and the 2014 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2019:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	130,141	$7.52	—	—

No other shares were surrendered during the quarter ended December 31, 2019.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2019 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
The following table sets forth selected consolidated financial data regarding our business. This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-K, including further details related to the misstatements discussed in Note 2.
Material Events Affecting Financial Statement Comparability
Aside from the acquisition of First Source Electronics, LLC, ("FSE") in September 2019, there are no material events affecting financial statement comparability of our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 5 for a description of the FSE acquisition. The table below sets forth Statements of Operations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2019	2018 (as restated)	2017	2016	2015
Statements of Operations:
Revenues	$901,238	$897,737	$755,231	$662,112	$825,341
Cost of revenues	796,101	772,817	664,360	575,409	714,986
Gross profit	105,137	124,920	90,871	86,703	110,355
Selling, general and administrative expenses	62,549	60,679	59,547	60,482	71,321
Amortization expense	1,952	1,300	1,320	1,305	1,327
Operating income	40,636	62,941	30,004	24,916	37,707
Other (expense) income	(2,225)	1,311	1,943	1,236	471
Interest expense	16,855	14,676	19,149	19,318	21,359
Income before provision for income taxes	21,556	49,576	12,798	6,834	16,819
Provision for income taxes	5,778	8,087	15,067	49	9,758
Net income (loss)	15,778	41,489	(2,269)	6,785	7,061
Less: Non-controlling interest in subsidiary’s income (loss)	—	—	—	—	1
Net income (loss) attributable to CVG stockholders	$15,778	$41,489	$(2,269)	$6,785	$7,060
Income (loss) per share attributable to common stockholders:
Basic	$0.52	$1.37	$(0.08)	$0.23	$0.24
Diluted	$0.51	$1.36	$(0.08)	$0.23	$0.24
Weighted average common shares outstanding:
Basic	30,602	30,277	29,942	29,530	29,209
Diluted	30,823	30,587	29,942	29,878	29,399

Description of Restatement Adjustments

The categories of restatement adjustments and immaterial corrections of errors and their impact on previously reported consolidated financial statements as of and for the year ended December 31, 2018 and immaterial corrections of errors as of and for the year ended December 31, 2017, are detailed in Note 2 contained in the Notes to the consolidated financial statements in this Annual Report on Form 10-K and are described below:

For the year ended December 31, 2018

Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $4.1 million increase in cost of revenues; a $1.0 million decrease in provision for income taxes; and a $3.1 million decrease in net income.

Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; an immaterial increase in provision for income taxes; and a $0.1 million increase in net income.

For the year ended December 31, 2017

Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.0 million increase in cost of revenues; a $0.2 million decrease in provision for income taxes; and a $0.8 million increase in net loss.

Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; a $0.1 million reduction in provision for income taxes; and a $0.2 million decrease in net loss.

The table below sets forth certain balance sheet and other data for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018 (as restated)	2017	2016	2015
Balance Sheet Data (at end of each period):
Working capital (current assets less current liabilities)	$149,365	$176,571	$149,546	$202,693	$193,424
Total assets	435,826	412,688	381,969	428,765	436,679
Total liabilities, excluding debt	150,754	139,334	142,697	127,921	133,112
Total debt, net of prepaid debt financing costs and discount	156,384	163,758	166,949	233,154	235,000
Total CVG stockholders’ equity	128,688	109,596	72,323	67,690	65,930
Total stockholders’ equity	128,688	109,596	72,323	67,690	65,930
Other Data:
Net cash provided by (used in):
Operating activities	$36,746	$40,992	$2,257	$49,365	$55,299
Investing activities	(57,979)	(14,101)	(10,776)	(8,903)	(14,506)
Financing activities	(10,113)	(5,835)	(72,848)	(714)	(16,008)
Depreciation and amortization	15,561	15,418	15,344	16,451	17,710
Capital expenditures	24,117	14,550	13,567	11,917	15,590
North American Class 8 Production (units) [1]	342	324	256	228	323
North America Class 5-7 Production (units) [1]	281	273	249	233	237

(1)	Source: ACT (February 2020)

As of December 31, 2018

Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.7 million decrease in accounts receivable, net; a $4.7 million decrease in other current assets; a $1.3 million increase in long-term deferred tax assets; and a $4.1 million increase in retained deficit.

Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $2.2 million decrease in machinery and equipment; a $1.2 million decrease in accumulated depreciation; a $0.3 million decrease in long-term deferred tax assets; and a $1.3 million increase in retained deficit.

As of December 31, 2017

Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in an immaterial decrease in accounts receivable, net; a $1.3 million decrease in other current assets; a $0.3 million increase in long-term deferred tax assets; and a $1.0 million increase in retained deficit.

Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $2.2 million decrease in machinery and equipment; a $1.1 million decrease in accumulated depreciation; a $0.2 million decrease in long-term deferred tax assets; and a $1.3 million increase in retained deficit.

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

Restatement

This MD&A gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the year ended December 31, 2018. Due to the restatement of this period, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Annual Report on Form 10-K for 2018.

Refer to Notes 2 and 19 of the accompanying audited financial statements for further details related to the restatement and immaterial correction of errors and the impact on our consolidated financial statements.

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
In the quarter ended December 31, 2018, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. The reorganization allows the Company to better focus its business along product lines, as opposed to end markets, which the Company believes enhances the effectiveness of seeking out growth opportunities and shareholder value.
Business Overview
For the year ended December 31, 2019, approximately 49% of our revenue was generated from sales to North American MD/HD Truck OEMs. Our remaining revenue was primarily derived from sales to OEMs in the global construction equipment market, aftermarket and OE service organizations, military market and specialty markets.
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Unlike the automotive industry, heavy-duty truck OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
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
Demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. North American heavy-duty truck production was 342,000 units in 2019. According to a February 2020 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decrease to 225,000 units in 2020, steadily increase to 340,000 units in 2023 and then decline to 246,000 units in 2024. ACT Research estimated that the average age of active North American Class 8 trucks was 6.4 and 6.6 years in 2019 and 2018, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.

North American medium-duty (or "Class 5-7") truck production steadily increased from 249,000 units in 2017 to 281,000 units in 2019. According to a February 2020 report by ACT Research, North American Class 5-7 truck production is expected to decrease to 249,000 units in 2020, steadily increase to 274,000 units in 2023 and then decline to 268,000 units in 2024. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
Demand for our construction equipment products is dependent on vehicle production. Demand for new vehicles in the global construction equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects, such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries. The construction markets we serve in North America, Europe and Asia have declined.
On September 17, 2019, the Company entered into and closed on an Asset Purchase Agreement with First Source Electronics, LLC (“FSE”), Kevin Popielarczyk and Richard Vuoto (collectively, “Principals”) and the Company’s wholly-owned subsidiary, CVG FSE, LLC (“CVG FSE”). Information relating to the FSE acquisition in Note 5 of the Consolidated Financial Statements are incorporated in this section by reference.
During 2019, we began implementing cost reduction and manufacturing capacity rationalization actions (the "Restructuring Initiatives") in response to declines in end market volumes. These actions were initiated in 2019 and are expected to continue through 2020. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with the transfer of production and subsequent closure of facilities.

2020 Outlook

Management estimates that 2020 North American Class 8 truck production may decline by 35% to 42% (to 200,000 to 225,000 production units), North American Class 5-7 production may decline by 15% to 20%, and the construction markets the Company serves in North America, Europe and Asia Pacific may decline by 10 to 15%.

While we experienced unplanned downtime during the first quarter of 2020 in our China operation due to the COVID-19 virus, we have seen steady improvements in our ability to produce in that operation and are currently operating at approximately 70% of expected levels. Due to inventory levels built prior to the Chinese New Year, sales losses in the first quarter have been immaterial and early indications are that the customers intend to make up lost production throughout the year. In other regions, the situation is dynamic, we have taken preventative measures where possible and we are monitoring conditions closely.

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

As part of our long-term strategy, we have considered and will consider acquisitions and divestitures to enhance return to our stockholders and service to customers. As discussed in Note 5, the Company completed the acquisition of FSE in September 2019. This strategic acquisition improves our ability to participate in the progression of digitalization, connectivity and associated power and data applications. The acquisition also complements our wire harness business, provides an entry into new markets, and provides us with an opportunity to leverage our global footprint and to increase cross-selling opportunities.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements described in Note 1 of the Consolidated Financial Statements are incorporated in this section by reference.
Consolidated Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2019		2018 (as restated)		2017
Revenues	$901,238	100.0%	$897,737	100.0%	$755,231	100.0%
Cost of revenues	796,101	88.3	772,817	86.1	664,360	88.0
Gross profit	105,137	11.7	124,920	13.9	90,871	12.0
Selling, general and administrative expenses	62,549	6.9	60,679	6.8	59,547	7.9
Amortization expense	1,952	0.2	1,300	0.1	1,320	0.2
Operating income	40,636	4.5	62,941	7.0	30,004	4.0
Other (expense) income	(2,225)	(0.2)	1,311	0.1	1,943	0.3
Interest expense	16,855	1.9	14,676	1.6	19,149	2.5
Income before provision for income taxes	21,556	2.4	49,576	5.5	12,798	1.7
Provision for income taxes	5,778	0.6	8,087	0.9	15,067	2.0
Net income (loss)	$15,778	1.8%	$41,489	4.6%	$(2,269)	(0.3)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

CONSOLIDATED RESULTS

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2019	2018 (as restated)	Dollar Change	% Change
Revenues	$901,238	$897,737	$3,501	0.4%
Gross profit	105,137	124,920	(19,783)	(15.8)
Selling, general and administrative expenses	62,549	60,679	1,870	3.1
Other (income) expense	(2,225)	1,311	(3,536)	(269.7)
Interest expense	16,855	14,676	2,179	14.8
Provision for income taxes	5,778	8,087	(2,309)	(28.6)
Net income	15,778	41,489	(25,711)	(62.0)

Revenues. Consolidated revenues of $901.2 million were substantially unchanged in 2019 compared to 2018. Heavy-duty truck production volumes in North America in 2019, our largest end market, were markedly higher than truck replacement level volumes, but production volumes declined significantly in the second half of the year. Production volumes in our second largest end market, global construction equipment, declined in 2019 compared to 2018 for the medium- and heavy-duty construction equipment parts we supply. Consolidated revenues in 2019 compared to 2018 were as follows:

•	a $26.8 million, or 7%, increase in OEM North American MD/HD Truck revenues;

•	a $10.3 million, or 54%, increase in military revenues primarily attributable to the acquisition of FSE;

•	a $20.3 million, or 11%, decrease in construction equipment revenues;

•	a $8.3 million, or 6%, decrease in aftermarket revenues; and

•	a $5.0 million, or 4%, decrease in other revenues.

2019 revenues were adversely impacted by foreign currency exchange translation of $10.4 million, which is reflected in the change in revenue above.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. Cost of revenues increased $23.3 million, or 3.0%, resulting from an increase in raw material and purchased component costs of $12.1 million, wages and benefits of $2.0 million and overhead expenses of $9.2 million. Supplier price increases and costs associated with difficult labor markets, including higher labor costs, adversely impacted material and labor costs. Beginning in the first quarter of 2019, the imposition by Mexico of a new statutory minimum wage in the Free Zone of the Northern Border (the “Border Minimum Wage”), a geographic area running along and just south of the U.S. / Mexico border and encompassing our wire harness facility in Agua Prieta, Mexico, adversely impacted labor costs. A number of actions, including pricing adjustments on certain products, reduced the impact of the Border Minimum Wage. The net unfavorable impact of the Border Minimum Wage on the 2019 results was approximately $2.3 million. Costs associated with a supplier of fabricated metals that sought bankruptcy relief in the second quarter of 2019 (the "Troubled Supplier") adversely impacted the current year by $3.1 million. Costs associated with manufacturing investments in our global wire harness and North American trim businesses (the "Manufacturing Investments") are included in 2019 results and approximate $1.8 million. Employee separation costs and charges associated with manufacturing capacity rationalization (the "Restructuring Initiatives") that began in 2019 totaling $2.2 million adversely impacted gross profit in 2019. The Restructuring Initiatives are expected to mitigate the impact of lower production volumes in 2020. As a percentage of revenues, gross profit margin was 11.7% for the year ended December 31, 2019 compared to 13.9% for the year ended December 31, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $1.9 million in the year ended December 31, 2019 as compared to the year ended December 31, 2018 due primarily to costs of $0.9 million associated with the acquisition of the assets of FSE and costs of $0.8 million associated with the Restructuring Initiatives.

Other (Income) Expense. The 2019 results include a $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. Pension Plan, which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%.

Interest Expense.  Interest expense includes the mark-to-market impact of an interest rate swap agreement, which resulted in a $1.9 million non-cash charge in the year ended December 31, 2019 and a $0.8 million gain in the prior year.

Provision for Income Taxes.  Income tax provisions of $5.8 million and $8.1 million were recorded for the fiscal years ended December 31, 2019 and 2018, respectively. The year over year change in the tax provision was primarily attributable to the lower tax expense resulting from the decrease in income before provision for income taxes, offset by a decrease in the amount of favorable, period-specific tax adjustments and an increase in withholding tax expense recorded in the current year for the impact of the repatriation of earnings from certain foreign subsidiaries.

Electrical Systems Segment Results

The table below sets forth certain Electrical Systems Segment operating data for the periods indicated (dollars are in thousands):

	2019	2018 (as restated)	Dollar Change	% Change
Revenues	$530,901	$512,754	$18,147	3.5%
Gross profit	60,008	71,104	(11,096)	(15.6)
Selling, general & administrative expenses	15,815	15,390	425	2.8
Operating income	42,778	54,967	(12,189)	(22.2)

Revenues.  The increase in Electrical Systems Segment 2019 revenues is primarily a result of:

•	a $18.6 million, or 7%, increase in OEM North American MD/HD Truck revenues;

•	a $10.2 million, or 55%, increase in military revenues primarily attributable to the FSE acquisition;

•	a $2.0 million, or 2%, decrease in OEM construction equipment revenues; and

•	a $8.7 million, or 6%, decrease in other revenue.

Electrical Systems Segment 2019 revenues were adversely impacted by foreign currency exchange translation of $3.7 million, which is reflected in the changes in revenue above.

Gross Profit. Included in gross profit is cost of revenues, which increased $29.2 million, or 6.6%, as a result of an increase in raw material and purchased component costs of $13.8 million, wages and benefits of $4.4 million and overhead expenses of $11.0 million. Inflationary pressures affecting the Company’s raw material, purchased component, labor and labor associated costs adversely affected cost of revenues. Also adversely impacting 2019 results, was the Border Minimum Wage, approximately $2.3 million; the Troubled Supplier, approximately $3.1 million; and costs associated with the Manufacturing Investments, approximately $1.8 million. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. Gross profit for the year ended December 31, 2019 was also adversely impacted by costs of $1.8 million associated with the Restructuring Initiatives. As a percentage of revenues, gross profit for the year ended December 31, 2019 was 11.3% compared to 13.9% for the year ended December 31, 2018.

Selling, General and Administrative Expenses.  Electrical Systems Segment SG&A expenses increased $0.4 million, or 2.8%, in 2019 compared to 2018. SG&A includes costs of $0.4 million associated with the Restructuring Initiatives.

Global Seating Segment Results

The table below sets forth certain Global Seating Segment operating data for the periods indicated (dollars are in thousands):

	2019	2018 (as restated)	Dollar Change	% Change
Revenues	$381,548	$397,501	$(15,953)	(4.0)%
Gross profit	45,201	54,231	(9,030)	(16.7)
Selling, general & administrative expenses	20,429	22,433	(2,004)	(8.9)
Operating income	24,235	31,245	(7,010)	(22.4)

Revenues.  The decrease in Global Seating Segment 2019 revenues is primarily a result of:

•	a $8.2 million, or 5%, increase in OEM North American MD/HD Truck revenues;

•	a $18.3 million, or 19%, decrease in OEM construction equipment revenues;

•	a $5.4 million, or 6%, decrease in aftermarket revenues; and

•	a $0.4 million, or 1%, decrease in other revenues.

Global Seating Segment 2019 revenues were adversely impacted by foreign currency exchange translation of $6.7 million, which is reflected in the changes in revenue above.

Gross Profit.  Included in gross profit is cost of revenues, which decreased $6.9 million, or 2.0%, as a result of a decrease in raw material and purchased component costs of $3.1 million, wages and benefits of $2.4 million and overhead expenses of $1.4 million. Inflationary pressures affecting the Company’s raw material, purchased component, labor and labor associated costs adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. Gross profit for the year ended December 31, 2019 was also adversely impacted by costs of $0.4 million associated with the Restructuring Initiatives. As a percentage of revenues, gross profit was 11.8% for the year ended December 31, 2019 compared to 13.6% for the year ended December 31, 2018.

Selling, General and Administrative Expenses.  Global Seating Segment SG&A expenses decreased $2.0 million, or 8.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, reflecting a focus on cost discipline. SG&A includes costs of $0.1 million associated with the Restructuring Initiatives.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2018 (as restated)	2017	Dollar Change	% Change
Revenues	$897,737	$755,231	$142,506	18.9%
Gross profit	124,920	90,871	34,049	37.5
Selling, general & administrative expenses	60,679	59,547	1,132	1.9
Interest expense	14,676	19,149	(4,473)	(23.4)
Provision for income taxes	8,087	15,067	(6,980)	(46.3)
Net (loss) income	41,489	(2,269)	43,758	(1,928.5)

Revenues. The increase in consolidated revenues for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily resulted from increased heavy-duty truck production volumes in North America and an improvement in the global construction equipment markets. More specifically, the increase resulted from:

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

Gross Profit.  The increase in gross profit is attributable to the increase in sales volume. Cost of revenues increased $108.5 million, or 16.3%, resulting from an increase in raw material and purchased component costs of $85.6 million, wages and benefits of $10.6 million and overhead expenses of $12.3 million. Commodity and other material inflationary pressures and difficult labor markets adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. Also benefiting gross profit was the completion of facility restructuring in late 2017. The year ended December 31, 2017 included costs of approximately $10.0 million arising from a labor shortage in our North American wire harness business and $1.9 million in charges relating to facility restructuring and related costs. There were no facility restructuring and related costs in 2018. As a percentage of revenues, gross profit was 13.9% for the year ended December 31, 2018 compared to 12.0%for the year ended December 31, 2017.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.1 million, or 1.9%, on an 18.9% increase in revenues, reflecting a focus on cost discipline. The year ended December 31, 2017 includes $2.4 million of litigation settlement costs.

Interest Expense.  The decrease is the result of less outstanding debt and the favorable impact of the mark-to-market of an interest rate swap agreement due to rising interest rates. Included in interest expense for the year ended December 31, 2017 is a non-cash write-off of deferred financing fees of $1.6 million and interest of $1.5 million paid to bondholders during the 30-day notification period associated with the redemption of the 7.875% notes in 2017.

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

Excluding the non-recurring impact of the U.S. Tax Reform, our provision for income taxes would have been $12.3 million for the year ended December 31, 2018 compared to $3.9 million for the year ended December 31, 2017. The year over year change in tax provision, excluding the impact of the U.S. Tax Reform, was primarily attributable to the increase in worldwide pre-tax earnings during the year ended December 31, 2018 and unfavorable impact of the new Global Intangible Low-Taxed Income rules enacted under the U.S. Tax Reform.

SEGMENT RESULTS

Electrical Systems Segment Results

The table below sets forth certain Electrical Systems Segment operating data for the periods indicated (dollars are in thousands):

	2018 (as restated)	2017	Dollar Change	% Change
Revenues	$512,754	$434,398	$78,356	18.0%
Gross profit	71,104	51,017	20,087	39.4
Selling, general & administrative expenses	15,390	15,757	(367)	(2.3)
Operating income	54,967	34,514	20,453	59.3

Revenues.  The increase in Electrical Systems Segment revenues in 2018 compared to 2017 is primarily a result of:

•	a $63.0 million, or 33%, increase in OEM North American MD/HD Truck revenues;

•	a $11.0 million, or 13%, increase in OEM construction equipment revenues;

•	a $10.0 million, or 23%, increase in aftermarket revenues;

•	a $3.6 million, or 4%, increase in other revenue; and

•	a $9.2 million, or 41%, decrease in OEM recreational and specialty revenues.

Electrical Systems Segment 2018 revenues were favorably impacted by foreign currency exchange translation of $4.5 million, which is reflected in the changes in revenue above.

Gross Profit.  The increase in gross profit was primarily the result of the increase in sales volume. Included in gross profit is cost of revenues, which increased $58.3 million, or 15.2%, as a result of an increase in raw material and purchased component costs of $47.5 million, wages and benefits of $5.8 million and overhead expenses of $5.0 million. Commodity and other material inflationary pressures and difficult labor markets adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. The year ended December 31, 2017, included costs of approximately $10.0 million arising from a labor shortage in our North American wire harness business and $1.8 million in charges relating to facility restructuring and related costs, which was completed in late 2017. There were no facility restructuring and related costs in 2018. As a percentage of revenues, gross profit was 13.9% for the year ended December 31, 2018 compared to 11.7% for the year ended December 31, 2017.
Selling, General and Administrative Expenses. Electrical Systems Segment SG&A expenses decreased $0.4 million, or 2.3%, in 2018 compared to 2017, notwithstanding the increase in revenues, reflecting a focus on cost discipline.

Global Seating Segment Results

The table below sets forth certain Global Seating Segment operating data for the periods indicated (dollars are in thousands):

	2018 (as restated)	2017	Dollar Change	% Change
Revenues	$397,501	$329,516	$67,985	20.6%
Gross profit	54,231	40,722	13,509	33.2
Selling, general & administrative expenses	22,433	21,585	848	3.9
Operating income	31,245	18,563	12,682	68.3

Revenues.  The increase in Global Seating Segment 2018 revenue is primarily a result of:

•	a $43.4 million, or 34%, increase in OEM North American MD/HD Truck revenues;

•	a $13.9 million, or 17%, increase in OEM construction equipment revenues;

•	a $7.2 million, or 9%, increase in aftermarket revenues; and

•	a $3.5 million, or 9%, increase in revenues other revenues.

Global Seating Segment 2018 revenues were favorably impacted by foreign currency exchange translation of $3.6 million, which is reflected in the changes in revenue above.
Gross Profit.  The increase in gross profit was primarily the result of the increase in sales volume. Included in gross profit is cost of revenues, which  increased $54.5 million, or 18.9%, as a result of an increase in raw material and purchased component costs of $42.0 million, wages and benefits of $4.8 million and overhead expenses of $7.7 million. Commodity and other material inflationary pressures and difficult labor markets adversely affected cost of revenues. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. As a percentage of revenues, gross profit was 13.6% for the year ended December 31, 2018 compared to 12.4% for the year ended December 31, 2017.
Selling, General and Administrative Expenses.  Global Seating Segment SG&A expenses increased $0.8 million, or 3.9%, on a 20.6% increase in revenues in 2018 compared to 2017, reflecting a focus on cost discipline.
Liquidity and Capital Resources
During the year ended December 31, 2019, the Company borrowed under its revolving credit facility; however, as of year end the Company did not have any outstanding borrowings under the facility. At December 31, 2019, the Company had liquidity of $94.6 million; $39.5 million of cash and $55.1 million availability from its revolving credit facility.
We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our stockholders.
Cash Flows
Our primary source of liquidity during the year ended December 31, 2019 was cash and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures and servicing of our debt through the next twelve months. However, no assurance can be given that this will be the case. We had no borrowings under our revolving credit facility at December 31, 2019.

For the year ended December 31, 2019, cash provided by operations was $36.7 million compared to $41.0 million in the year ended December 31, 2018 and $2.3 million in the year ended December 31, 2017. More than all of the decrease in cash provided by operations for the year ended December 31, 2019 compared to 2018 was due to a decrease in net income partially offset by less cash used for working capital changes in 2019 than in 2018. The increase in cash provided by operations for the year ended December 31, 2018 compared to 2017 was primarily due to an increase in net income.

Net cash used in investing activities was $58.0 million for the year ended December 31, 2019 compared to $14.1 million for the year ended December 31, 2018, and $10.8 million for the year ended December 31, 2017. The increase in cash used in investing activities for the year ended December 31, 2019 compared to 2018 was due to the acquisition of the assets of FSE and an increase in capital expenditures. The increase in cash used in investing activities for the year ended December 31, 2018 compared to 2017 was due primarily to a gain on the sale of a building in 2017. In 2020, we expect capital expenditures to be in the range of $12 million to $15 million.

Net cash used in financing activities was $10.1 million for the year ended December 31, 2019 compared to $5.8 million for the year ended December 31, 2018, and $72.8 million for the year ended December 31, 2017. The increase in net cash used in financing activities for the year ended December 31, 2019 was due primarily to repayments on the term loan facility. The decrease in net cash used in financing activities for the year ended December 31, 2018 is attributable to the debt refinancing completed in 2017.

As of December 31, 2019, substantially all of the cash of $39.5 million was held by foreign subsidiaries. During the year ended December 31, 2019, $19.4 million, net of $1.0 million in foreign withholding tax was repatriated from our foreign subsidiaries. We plan to repatriate an additional $12.0 million in 2020 and a $0.8 million deferred tax liability was recorded during the year ended December 31, 2019 for the expected future income tax implications.

Debt and Credit Facilities

The debt and credit facility summaries described in Note 9 of the Consolidated Financial Statements are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations	$159,913	$4,375	$8,750	$146,788	$—
Estimated interest payments	39,782	12,549	23,960	3,273	—
Leasing obligations	46,435	10,701	19,486	9,413	6,835
Non-U.S. pension funding	23,019	1,964	3,858	4,040	13,157
Total	$269,149	$29,589	$56,054	$163,514	$19,992
We estimated future interest payments based on the effective interest rate as of December 31, 2019. Since December 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
We expect to contribute approximately $1.0 million to our UK pension plan in 2020. No contributions are expected to be made to our U.S. pension plan in 2020.
We enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for the entire life of that vehicle platform. These agreements generally provide for the supply of a customer’s production requirements for a particular platform rather than for the purchase of a specific quantity of products. The obligations under these agreements and regulations are not reflected in the contractual obligations table above.
As of December 31, 2019, we were not a party to significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2019, we had outstanding letters of credit of $1.6 million. We do not believe that these letters of credit will be drawn.
We currently have no non-consolidated special purpose entity arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see Note 1 to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
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
Revenue Recognition — We recognize revenue when our performance obligation has been satisfied and control of products has been transferred to a customer, which typically occurs upon shipment. Revenue is measured based on the amount of consideration we expect to receive in exchange for the transfer of goods or services. We enter into agreements with our customers at the beginning of a vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our requirements is our obligation for the entire production life of the platform and we have no provisions to terminate such contracts. Management judgments and estimates must be made in estimating sales returns and allowances relating to revenue recognized in a given period.
Lease Accounting — In accordance with ASU No. 2016-02, "Leases (Topic 842)", which was adopted as of January 1, 2019, we elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less and elected to not separate lease and non-lease components. We elected the transition method option under ASU 2018-11, "Leases (Topic 842): Targeted Improvements" with the package of practical expedients that permits the Company to: (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. We recorded a right-of-use asset of $21.2 million and a lease liability of $22.2 million upon adoption. We also elected the option to apply the new leasing standard on the date of adoption and recognize a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption resulting in a cumulative effect as of January 1, 2019 of $0.1 million.
Business Combinations — Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases subjective assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.
Inventory — Inventories are valued at the lower of first-in, first-out cost or net realizable value. Cost includes applicable material, labor and overhead. We value our finished goods inventory at a standard cost that is periodically adjusted to approximate actual cost. Inventory quantities on-hand are regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements driven by expected market volumes.
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
Interest Rate Risk
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million of its initial $175.0 million of variable rate debt thereby reducing exposure to interest rate changes. Interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The interest on the Term Loan Facility is variable and is comprised of 1) an applicable margin of either (i) 5.00% for base rate loans or (ii) 6.00% for LIBOR loans, and 2) LIBOR as quoted two business days prior to the commencement of an interest period provided that LIBOR at no time falls below 1.00%.
At December 31, 2019, the interest rate swap agreement was not designated as a hedging instrument; therefore, it has been marked-to-market and the fair value recorded in the Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Consolidated Statements of Operations.
The interest rate swap agreement is more fully described in Note 4.
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
Outstanding foreign currency forward exchange contracts at December 31, 2019 are more fully described in Note 4.
At December 31, 2019 and 2018, the potential reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would have been immaterial.
Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2019 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2019 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Japanese Yen, Indian Rupee, Thai Baht, and Ukrainian Hryvnia. Foreign currency translation adversely impacted fiscal year 2019 revenues by $10.4 million, or 1.2%.
Effects of Inflation
Inflation potentially affects us in two principal ways. First, borrowings under our revolving credit facility is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor, pension liabilities and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. The significant rise in certain commodity prices negatively impacted our margins in 2019, 2018 and 2017.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2018 and for the year ended December 31, 2018 to correct misstatements.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

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
Columbus, Ohio
March 16, 2020

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018 (as restated)
ASSETS	(in thousands, except share and per share amounts)

Current Assets:
Cash	$39,511	$70,913
Accounts receivable, net of allowances of $4,634 and $5,139, respectively	115,099	133,935
Inventories	82,872	92,359
Other current assets	18,490	12,080
Total current assets	255,972	309,287
Property, Plant and Equipment:
Land and buildings	29,153	26,240
Machinery and equipment	186,511	173,771
Construction in progress	12,961	6,650
Less accumulated depreciation	(154,939)	(142,560)
Property, plant and equipment, net	73,686	64,101
Operating lease right-of-use asset, net	34,960	—
Goodwill	27,816	7,576
Intangible assets, net of accumulated amortization of $11,440 and $9,568, respectively	25,258	12,800
Deferred income taxes, net	14,654	16,341
Other assets	3,480	2,583
TOTAL ASSETS	$435,826	$412,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,058	$86,645
Current operating lease liabilities	7,620	—
Accrued liabilities and other	32,673	36,969
Current portion of long-term debt	3,256	9,102
Total current liabilities	106,607	132,716
Long-term debt	153,128	154,656
Long-term operating lease liabilities	29,414	—
Pension and other post-retirement liabilities	10,666	12,065
Other long-term liabilities	7,323	3,655
Total liabilities	307,138	303,092
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $.01 par value (60,000,000 shares authorized; 30,801,255 and 30,512,843 shares issued and outstanding, respectively)	323	318
Treasury stock, at cost: 1,464,392 and 1,334,251 shares, respectively	(11,230)	(10,245)
Additional paid-in capital	245,852	243,007
Retained deficit	(60,307)	(76,013)
Accumulated other comprehensive loss	(45,950)	(47,471)
Total stockholders’ equity	128,688	109,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$435,826	$412,688
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019, 2018 and 2017

	2019	2018 (as restated)	2017
	(In thousands, except per share amounts)
Revenues	$901,238	$897,737	$755,231
Cost of revenues	796,101	772,817	664,360
Gross Profit	105,137	124,920	90,871
Selling, general and administrative expenses	62,549	60,679	59,547
Amortization expense	1,952	1,300	1,320
Operating Income	40,636	62,941	30,004
Other (expense) income	(2,225)	1,311	1,943
Interest expense	16,855	14,676	19,149
Income Before Provision for Income Taxes	21,556	49,576	12,798
Provision for income taxes	5,778	8,087	15,067
Net income (loss)	$15,778	$41,489	$(2,269)
Earnings (loss) per common share
Basic	$0.52	$1.37	$(0.08)
Diluted	$0.51	$1.36	$(0.08)
Weighted average shares outstanding
Basic	30,602	30,277	29,942
Diluted	30,823	30,587	29,942

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017

	2019	2018 (as restated)	2017
	(In thousands)
Net income (loss)	$15,778	$41,489	$(2,269)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,185)	(5,675)	7,141
Minimum pension liability, net of tax	2,738	(1,057)	469
Derivative instrument	(32)	496	—
Other comprehensive income (loss)	1,521	(6,236)	7,610
Comprehensive income	$17,299	$35,253	$5,341

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
BALANCE - December 31, 2016	29,871,354	$299	$(7,753)	$237,367	$(115,233)	$(48,845)	$65,835
Issuance of restricted stock	509,306	5	—	—	—	—	5
Surrender of common stock by employees	(161,382)	—	(1,361)	—	—	—	(1,361)
Share-based compensation expense	—	—	—	2,503	—	—	2,503
Total comprehensive income	—	—	—	—	(2,269)	7,610	5,341
BALANCE - December 31, 2017	30,219,278	$304	$(9,114)	$239,870	$(117,502)	$(41,235)	$72,323
Issuance of restricted stock	452,021	14		—	—	—	14
Surrender of common stock by employees	(158,456)	—	(1,131)	—	—	—	(1,131)
Share-based compensation expense	—	—	—	3,137	—	—	3,137
Total comprehensive income (as restated)	—	—	—	—	41,489	(6,236)	35,253
BALANCE - December 31, 2018 (as restated)	30,512,843	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Issuance of restricted stock	418,553	5	—	—	—	—	5
Surrender of common stock by employees	(130,141)	—	(985)	—	—	—	(985)
Share-based compensation expense	—	—	—	2,845	—	—	2,845
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	15,778	1,521	17,299
BALANCE - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017

	2019	2018 (as restated)	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,778	$41,489	$(2,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,514	15,270	15,196
Provision for doubtful accounts	6,861	7,607	5,622
Noncash amortization of debt financing costs	1,393	1,404	1,251
Shared-based compensation expense	2,843	3,137	2,503
Deferred income taxes	1,562	5,031	7,709
Noncash loss (gain) on forward exchange contracts	1,972	(1,468)	(726)
Change in other operating items:
Accounts receivable	11,954	(34,987)	(13,792)
Inventories	9,495	4,836	(25,104)
Prepaid expenses	(1,793)	(2,292)	179
Accounts payable	(24,261)	1,451	23,250
Accrued liabilities	(3,525)	2,631	(12,284)
Other operating activities, net	(1,047)	(3,117)	722
Net cash provided by operating activities	36,746	40,992	2,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,002)	(14,150)	(13,458)
Proceeds from disposal/sale of property, plant and equipment	23	49	2,682
Payments for acquisition of business	(34,000)	—	—
Net cash used in investing activities	(57,979)	(14,101)	(10,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Revolving Credit Facility	35,700	80,500	—
Repayment of Revolving Credit Facility	(35,700)	(80,500)	—
Borrowings of Term Loan Facility	—	—	175,000
Repayment of Term Loan Facility	(8,525)	(4,375)	(2,188)
Surrender of common stock by employees	(985)	(1,131)	(1,361)
Redemption of Notes	—	—	(235,000)
Prepayment charge for redemption of Notes	—	—	(1,543)
Payment of Term Loan Facility discount	—	—	(3,500)
Payment of debt issuance costs	(160)	—	(4,256)
Other financing activities, net	(443)	(329)	—
Net cash used in financing activities	(10,113)	(5,835)	(72,848)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(56)	(2,387)	3,451
NET INCREASE (DECREASE) IN CASH	(31,402)	18,669	(77,916)
CASH:
Beginning of period	70,913	52,244	130,160
End of period	$39,511	$70,913	$52,244
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,873	$14,046	$18,572
Cash paid for income taxes, net	$8,774	$3,143	$3,276
Unpaid purchases of property and equipment included in accounts payable	$624	$509	$109
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

1.	Significant Accounting Policies

Organization - Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of electrical wire harnesses, seating systems, and a full range of other cab related products for the global commercial vehicle markets, including the medium- and heavy-duty truck, medium-and heavy-construction vehicle, military, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.

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
We report our financial results by business segment; more specifically, Electrical Systems and Global Seating. The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews financial information for these two reportable segments and makes decisions regarding the allocation of resources based on these segments. See Note 12 of the Notes to Consolidated Financial Statements for more information.

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
The allowance for doubtful accounts is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic market conditions. As we monitor our receivables, we identify customers that may have payment problems and adjust the allowance accordingly, with the offset to selling, general and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.
Inventories - Inventories are valued at the lower of first-in, first-out cost or market and are measured at the lower of cost or net realizable value. Inventory quantities on-hand are regularly reviewed and when necessary provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use.
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
Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2019, 2018 and 2017 was $13.6 million, $14.0 million and $13.9 million, respectively.
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
Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including foreign currency translation, derivative instruments and pension and other post-retirement adjustments. See Note 18 for a rollforward of activity in accumulated comprehensive loss.
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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2019 and 2018, receivables from our largest customers, A.B. Volvo, Daimler Trucks, Caterpillar, Navistar, John Deere and PACCAR, represented approximately 62% and 66% of total receivables, respectively.

Foreign Currency Translation - Our functional currency is the local currency. Accordingly, all assets and liabilities of our foreign subsidiaries are translated using exchange rates in effect at the end of the period; revenue and costs are translated using average exchange rates for the period. The related translation adjustments are reported in accumulated other comprehensive income (loss) in stockholders’ equity. Translation gains and losses arising from transactions denominated in a currency other than the functional currency of the entity are included in the results of operations.
Foreign Currency Forward Exchange Contracts - We use forward exchange contracts to hedge certain foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and hedge a portion of the anticipated long or short position. The contracts typically run from one month to eighteen months. All forward foreign exchange contracts that are not designated as hedging instruments have been marked-to-market and the fair value of contracts recorded in the Consolidated Balance Sheets with the offsetting non-cash gain or loss recorded in our Consolidated Statements of Operations. For forward contracts that are designated as hedging instruments, the gains and losses are recorded in accumulated other comprehensive income (loss) and recognized in the Consolidated Statement of Operations when the contracts are settled. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
Interest Rate Swap Agreement - We use an interest rate swap agreement to fix the interest rate on a portion of our variable interest debt thereby reducing exposure to interest rate changes. The interest rate swap agreement was not designated as a hedging instrument; therefore, the interest rate swap agreement has been marked-to-market and the fair value of the agreement recorded in the Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Consolidated Statements of Operations.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The FASB subsequently issued ASU No. 2018-19, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses", in November 2018 which provided further guidance on assessment of receivables for operating leases. ASU No. 2019-04, "Codification Improvements to Topic 326, Topic 815 and Topic 825" and ASU No. 2019-05, "Targeted Transition Relief", that were issued in April and May of 2019 do not materially impact the Company. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which further clarified and improved the Codification to make it easier to understand and apply. The Company anticipates ASU 2016-13, ASU 2018-19 and ASU 2019-11 will apply to its trade receivables and will not have a material impact on the reported value of such receivables. We expect to implement ASU No. 2016-13, 2018-19 and 2019-11 on the effective date of January 1, 2020.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and otherwise clarifies and amends existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. We are evaluating the effect this ASU will have on the Company.
Accounting Pronouncements Implemented During the Year Ended December 31, 2019
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
Lease Accounting Guidance
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" followed by ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", issued in July 2018. These ASUs are intended to increase transparency and comparability among companies by recognizing lease assets and liabilities and disclosing key information about leasing arrangements. ASU 2016-02 was adopted by the Company on January 1, 2019.
In accordance with Topic 842, we elected not to recognize lease assets and lease liabilities for leases with a term of twelve months or less and elected to not separate lease and non-lease components. We elected the transition method option under ASU 2018-11 with the package of practical expedients that permits the Company to: (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. We recorded a right-of-use asset of $21.2 million and a lease liability of $22.2 million upon adoption. We also elected the option to apply the new leasing standard on the date of adoption and recognize a cumulative-effect transition adjustment to the opening balance of retained earnings in the period of adoption resulting in a cumulative effect as of January 1, 2019 of $0.1 million. Refer to Note 6 for further details.

2. Restatement of Previously Issued Consolidated Financial Statements

Restatement Background

On March 12, 2020, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after considering the recommendations of management, and discussing such recommendations with outside SEC counsel, concluded that our 2018 Financial Statements, included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2018 (the “2018 Annual Report”), and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019 (the "2019 Quarterly Reports”), should no longer be relied upon due to misstatements that are described in greater detail below, and that we would restate such financial statements to make the necessary accounting corrections.

During the preparation of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), we noted a potential overstatement of the prepaid production tooling account of our vehicle cab structures manufacturing facility (presented in other current assets in the consolidated balance sheets). An investigation was conducted, under the direction of the Audit Committee, by external counsel with the assistance of a forensic accounting firm. As a result of the investigation, the Company concluded that the misstatements in our consolidated financial statements for the periods identified above were due to a former employee preparing manual journal entries to understate cost of revenues by improperly capitalizing certain manufacturing expenses, primarily in the prepaid production tooling account. The former employee made intentional misrepresentations during the investigation. During the course of, and as a result of, the investigation, the Company terminated the former employee and has taken additional personnel actions.

The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections was material to the consolidated financial statements as of and for the year ended December 31, 2018 and the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018. As a result of the material misstatements, we have restated our consolidated financial statements as of and for the year ended December 31, 2018 and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, in accordance with ASC 250, Accounting Changes and Error Corrections (the "Restated Financial Statements").

Based on the analysis noted above, the correction of errors resulting from the former employee's actions noted above were immaterial to the previously reported consolidated financial statements as of and for the year ended December 31, 2017 (the “2017 Annual Report”). The amounts in the 2017 Annual Report have been revised to reflect the correction of these errors.

In addition to the adjustments to correct the understatement of cost of revenues and impacted balance sheet accounts, we also made an adjustment to correct an overstatement of property, plant and equipment (“PPE”) that was no longer in service as of the year ended December 31, 2016, and was unrelated to the correction of errors resulting from the former employee's actions. The Company evaluated this error in accordance with SAB 99 and 108 and concluded that the correction of the PPE error was immaterial to our consolidated financial statements.

The restated interim financial information for the relevant unaudited interim financial statements for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, September 30, 2019 and 2018, and December 31, 2018, is included in Note 19.

The restatement adjustments and error correction and their impact on previously reported consolidated financial statements are described below.

(a) Understatement of cost of revenues and impacted balance sheet accounts - Corrections for the understatement of cost of revenues by improperly capitalizing certain manufacturing expenses. Balance sheet accounts adjusted as a result of the improper capitalization of expenses include other current assets, accounts receivable, net of allowances and construction in progress.

(b) Property, plant and equipment, net - We recorded an adjustment for a previously identified property, plant and equipment, net error unrelated to the understatement of cost of revenues and related balance sheet accounts misstatements. This PPE was no longer in service as of and for the year ended December 31, 2016.

Summary impact of restatement adjustments and immaterial error correction to previously reported financial information
The following tables present the summary impacts of the restatement adjustments and immaterial error correction on our previously reported retained deficit and total stockholders’ equity for the year ended December 31, 2016, and income before provision for income taxes and net income (loss) for the years ended December 31, 2018 and 2017:

	December 31, 2016
	Retained deficit	Total Stockholders' Equity
As previously reported	$(113,378)	$67,690
Cumulative adjustments	(1,855)	(1,855)
As adjusted	$(115,233)	$65,835

	For the years ended December 31,
	2018	2017
Income before income taxes - as previously reported	$53,508	$13,645
Restatement adjustments	(4,080)	—
Error corrections	148	(847)
Income before income taxes - as restated / adjusted	$49,576	$12,798

Net income (loss) - as previously reported	$44,512	$(1,705)
Restatement adjustments	(3,135)	—
Error corrections	112	(564)
Net income (loss) - as restated / adjusted	$41,489	$(2,269)

The following table presents the effect of the error correction on the Company’s consolidated balance sheets for the period indicated:

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As of December 31, 2018			Restatement References
	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current Assets:
Cash	$70,913	$—	$70,913
Accounts receivable, net of allowances of $5,139	134,624	(689)	133,935	a
Inventories	92,359	—	92,359
Other current assets	16,828	(4,748)	12,080	a
Total current assets	314,724	(5,437)	309,287
Property, Plant and Equipment:
Land and buildings	26,240	—	26,240
Machinery and equipment	175,990	(2,219)	173,771	b
Construction in progress	6,650	—	6,650
Less accumulated depreciation	(143,781)	1,221	(142,560)	b
Property, plant and equipment, net	65,099	(998)	64,101
Goodwill	7,576	—	7,576
Intangible assets, net of accumulated amortization of of $9,568	12,800	—	12,800
Deferred income taxes, net	15,348	993	16,341	a, b
Other assets	2,583	—	2,583
TOTAL ASSETS	$418,130	$(5,442)	$412,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,645	$—	$86,645
Accrued liabilities and other	36,969	—	36,969
Current portion of long-term debt	9,102	—	9,102
Total current liabilities	132,716	—	132,716
Long-term debt	154,656	—	154,656
Pension and other post-retirement liabilities	12,065	—	12,065
Other long-term liabilities	3,655	—	3,655
Total liabilities	303,092	—	303,092
Stockholders’ Equity:
Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—	—
Common stock, $.01 par value (60,000,000 shares authorized; 30,512,843 shares issued and outstanding)	318	—	318
Treasury stock, at cost: 1,334,251 shares	(10,245)	—	(10,245)
Additional paid-in capital	243,007	—	243,007
Retained deficit	(70,571)	(5,442)	(76,013)	a, b
Accumulated other comprehensive loss	(47,471)	—	(47,471)
Total CVG stockholders’ equity	115,038	(5,442)	109,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$418,130	$(5,442)	$412,688

As of December 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.7 million decrease in accounts receivable, net; a $4.7 million decrease in other current assets; a $1.3 million increase in long-term deferred tax assets; and a $4.1 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $2.2 million decrease in machinery and equipment; a $1.2 million decrease in accumulated depreciation; a $0.3 million decrease in long-term deferred tax assets; and a $1.3 million increase in retained deficit.

The following table presents the effect of the error corrections on the consolidated statements of income for the periods indicated:

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Adjustments	As Adjusted	Restatement References
Revenues	$897,737	$—	$897,737	$755,231	$—	$755,231
Cost of revenues	768,885	3,932	772,817	663,513	847	664,360	a, b
Gross profit	$128,852	$(3,932)	$124,920	$91,718	$(847)	$90,871
Selling, general and administrative expenses	60,679	—	60,679	59,547	—	59,547
Amortization expense	1,300	—	1,300	1,320	—	1,320
Operating income	$66,873	$(3,932)	$62,941	$30,851	$(847)	$30,004
Other expense	1,311	—	1,311	1,943	—	1,943
Interest expense	14,676	—	14,676	19,149	—	19,149
Income before provision for income taxes	$53,508	$(3,932)	$49,576	$13,645	$(847)	$12,798	a, b
Provision for income taxes	8,996	(909)	8,087	15,350	(283)	15,067	a, b
Net income (loss)	$44,512	$(3,023)	$41,489	$(1,705)	$(564)	$(2,269)
Earnings (loss) per common share
Basic	$1.47	$(0.10)	$1.37	$(0.06)	$(0.02)	$(0.08)
Diluted	$1.46	$(0.10)	$1.36	$(0.06)	$(0.02)	$(0.08)
Weighted average shares outstanding
Basic	30,277	30,277	30,277	29,942	29,942	29,942
Diluted	30,587	30,587	30,587	29,942	29,942	29,942

For the year ended December 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $4.1 million increase in cost of revenues; a $1.0 million decrease in provision for income taxes; and a $3.1 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; an immaterial increase in provision for income taxes; and a $0.1 million increase in net income.

For the year ended December 31, 2017

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.0 million increase in cost of revenues; a $0.2 million decrease in provision for income taxes; and a $0.8 million increase in net loss.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; a $0.1 million decrease in provision for income taxes; and a $0.2 million decrease in net loss.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Adjustments	As Adjusted	Restatement References
Net income (loss)	$44,512	$(3,023)	$41,489	$(1,705)	$(564)	$(2,269)	a, b
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,675)	—	(5,675)	7,141	—	7,141
Minimum pension liability, net of tax	(1,057)	—	(1,057)	469	—	469
Derivative instrument	496	—	496	—	—	—
Other comprehensive (loss) income	$(6,236)	$—	$(6,236)	$7,610	$—	$7,610
Comprehensive income (loss)	$38,276	$(3,023)	$35,253	$5,905	$(564)	$5,341

For the year ended December 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $3.1 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, Plant and Equipment, Net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

For the year ended December 31, 2017

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.8 million increase in net loss. Refer to descriptions of the adjustments and their impacts to net loss above.

(b) Property, Plant and Equipment, Net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.2 million decrease in net loss. Refer to descriptions of the adjustment and its impact to net loss above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total CVG Stockholders’ Equity
	Shares	Amount

BALANCE - December 31, 2016 (As Previously Reported)	29,871,354	$299	$(7,753)	$237,367	$(113,378)	$(48,845)	$67,690
Cumulative adjustments	—	—	—	—	(1,855)	—	(1,855)
BALANCE - December 31, 2016 (As Adjusted)	29,871,354	$299	$(7,753)	$237,367	$(115,233)	$(48,845)	$65,835

BALANCE - December 31, 2017 (As Previously Reported)	30,219,278	$304	$(9,114)	$239,870	$(115,083)	$(41,235)	$74,742
Cumulative adjustments	—	—	—	—	(2,419)	—	(2,419)
BALANCE - December 31, 2017 (As Adjusted)	30,219,278	$304	$(9,114)	$239,870	$(117,502)	$(41,235)	$72,323

BALANCE - December 31, 2018 (As Previously Reported)	30,512,843	$318	$(10,245)	$243,007	$(70,571)	$(47,471)	$115,038
Cumulative restatement adjustments	—	—	—	—	(5,442)	—	(5,442)
BALANCE - December 31, 2018 (As Restated)	30,512,843	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596

As of December 31, 2018, 2017 and 2016

The increase in retained deficit and corresponding decrease of total CVG stockholders’ equity for each restated period was the result of the adjustments for understatement of costs of revenues and impacted balance sheet accounts and the adjustment to property, plant and equipment, net. These adjustments resulted in a $5.4 million increase in retained deficit and corresponding decrease of total CVG stockholders’ equity as of December 31, 2018, a $2.4 million increase in retained deficit and corresponding decrease of total CVG stockholders’ equity as of December 31, 2017, and a $1.9 million increase in retained deficit and corresponding decrease of total CVG stockholders’ equity as of December 31, 2016.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$44,512	$(3,023)	$41,489	a, b
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,418	(148)	15,270	b
Provision for doubtful accounts	7,607	—	7,607
Noncash amortization of debt financing costs	1,404	—	1,404
Shared-based compensation expense	3,137	—	3,137
Deferred income tax	5,940	(909)	5,031	a, b
Noncash (gain) loss on derivative contracts	(1,468)	—	(1,468)
Change in other operating items:
Accounts receivable	(35,674)	687	(34,987)	a
Inventories	4,836	—	4,836
Prepaid expenses	(5,685)	3,393	(2,292)	a
Accounts payable	1,451	—	1,451
Accrued liabilities	2,631	—	2,631
Other operating activities, net	(3,117)	—	(3,117)
Net cash provided by operating activities	40,992	—	40,992
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,150)	—	(14,150)
Proceeds from disposal/sale of property, plant and equipment	49	—	49
Net cash used in investing activities	(14,101)	—	(14,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Revolving Credit Facility	80,500	—	80,500
Repayment of Revolving Credit Facility	(80,500)	—	(80,500)
Repayment of Term Loan Facility principal	(4,375)	—	(4,375)
Surrender of common stock by employees	(1,131)	—	(1,131)
Other financing activities, net	(329)	—	(329)
Net cash used in financing activities	(5,835)	—	(5,835)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(2,387)	—	(2,387)
NET (DECREASE) INCREASE IN CASH	18,669	—	18,669
CASH:
Beginning of period	52,244	—	52,244
End of period	$70,913	$—	$70,913

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,046	$—	$14,046
Cash paid for income taxes, net	$3,143	$—	$3,143
Unpaid purchases of property and equipment included in accounts payable	$509	$—	$509

For the year ended December 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $3.1 million decrease in net income; a $0.9 million decrease in deferred income tax; a $0.7 million decrease in change in accounts receivable; and a $3.4 million decrease in change in prepaid expenses. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income; a $0.1 million decrease in depreciation expense; and an immaterial increase in deferred income tax. Refer to descriptions of the adjustment and its impact to net income above.

The impact of these error corrections to relevant segment and quarterly financial information is presented in Notes 12 and 19 to these consolidated financial statements, respectively.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Adjusted	Restatement References
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,705)	$(564)	$(2,269)	a, b
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,344	(148)	15,196	b
Provision for doubtful accounts	5,622	—	5,622
Noncash amortization of debt financing costs	1,251	—	1,251
Shared-based compensation expense	2,503	—	2,503
(Gain) loss on sale of assets	(586)	—	(586)
Deferred income tax	7,992	(283)	7,709	a, b
Noncash (gain) loss on derivative contracts	(726)	—	(726)
Change in other operating items:
Accounts receivable	(13,794)	2	(13,792)	a
Inventories	(25,104)	—	(25,104)
Prepaid expenses	(814)	993	179	a
Accounts payable	23,250	—	23,250
Accrued liabilities	(12,284)	—	(12,284)
Other operating activities, net	1,308	—	1,308
Net cash provided by operating activities	2,257	—	2,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,458)	—	(13,458)
Proceeds from disposal/sale of property, plant and equipment	2,682	—	2,682
Net cash used in investing activities	(10,776)	—	(10,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of Term Loan Facility	175,000	—	175,000
Repayment of Term Loan Facility principal	(2,188)	—	(2,188)
Surrender of common stock by employees	(1,361)	—	(1,361)
Redemption of Notes	(235,000)	—	(235,000)
Prepayment charge for redemption of Notes	(1,543)	—	(1,543)
Payment of Term Loan Facility discount	(3,500)	—	(3,500)
Payment of debt issuance costs	(4,256)	—	(4,256)
Net cash used in financing activities	(72,848)	—	(72,848)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	3,451	—	3,451
NET (DECREASE) INCREASE IN CASH	(77,916)	—	(77,916)
CASH:
Beginning of period	130,160	—	130,160
End of period	$52,244	$—	$52,244
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,572	$—	$18,572
Cash paid for income taxes, net	$3,276	$—	$3,276
Unpaid purchases of property and equipment included in accounts payable	$109	$—	$109

For the year ended December 31, 2017

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.8 million increase in net loss; a $0.2 million decrease in deferred income tax; an immaterial decrease in change in accounts receivable; and a $1.0 million decrease in change in prepaid expenses. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.2 million decrease in net loss; a $0.1 million decrease in depreciation expense; and a $0.1 million decrease in deferred income tax.

Refer to descriptions of the adjustment and its impact to net income above. The impact of these error corrections to relevant segment and quarterly financial information is presented in Notes 12 and 19 to these consolidated financial statements, respectively.

3. Revenue Recognition

Our products include electrical wire harnesses, control panels and assemblies; trim systems and components ("Trim"); cab structures and sleeper boxes; mirrors, wipers and controls; and seats and seating systems ("Seats"). We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including MD/HD Truck OEMs, Bus OEMs, Construction OEMs, the aftermarket and other markets. The nature, timing and uncertainty of recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets is substantially consistent.

Contractual Arrangements
Revenue is measured based on terms and conditions specified in contracts or purchase orders with customers. We have long-term contracts with some customers that govern overall terms and conditions which are accompanied by purchase orders that define specific order quantities and/or price. We have many customers with which we conduct business outlined in purchase orders without a long-term contract. We generally do not have customer contracts with minimum order quantity requirements.

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2019, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $115.1 million as of December 31, 2019 and $133.9 million as of December 31, 2018. We generally do not have other assets or liabilities associated with customer arrangements. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.
Refer to Note 12 for revenue disclosures by reportable segments.

4.	Fair Value Measurement
At December 31, 2019, our financial instruments consisted of cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2.

To manage our risk for transactions denominated in Mexican Pesos, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract is deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are recognized.
Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into an agreement (the “Interest Rate Swap Agreement”) with Bank of America, N.A. whereby the Company has agreed to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Interest Rate Swap Agreement is intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the senior secured term loan facility. The Company expects this agreement to remain effective during the remaining term of the Interest Rate Swap Agreement and records the impact of the agreement in interest and other expense in the Consolidated Statements of Operations.

The fair values of our derivative instruments and contingent consideration measured on a recurring basis as of December 31 and are categorized as follows:

		2019				2018
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$464	$—	$464	$—	$496	$—	$496	$—
	Interest rate swap agreement [2]	$150	$—	$150	$—	$1,131	$—	$1,131	$—
Derivative liabilities	Interest rate swap agreement [3]	$995	$—	$995	$—	$—	$—	$—	$—
Earnout liability	Contingent consideration [5]	$4,700	$—	$—	$4,700	$—	$—	$—	$—
Derivative equity	Foreign exchange contract [4]	$464	$—	$464	$—	$496	$—	$496	$—

[1]	Presented in the Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

[3]	Presented in the Consolidated Balance Sheets in accrued liabilities and other and based on observable market transactions of forward rates.

[4]	Presented in the Consolidated Balance Sheets in accumulated other comprehensive income (loss) and based on observable market transactions of forward rates.

[5]	Presented in the Consolidated Balance Sheets in accrued liabilities and other long term liabilities and based on a Monte Carlo valuation model.
The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2019		2018
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$22,474	$22,939	$22,371	$22,867
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for derivatives not designated as hedging instruments at December 31:

		2019	2018
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Foreign exchange contracts	Cost of Revenues	$4	$607
Interest rate swap agreement	Interest and Other Expense	$(1,818)	$785

Long-term Debt.   The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt at December 31 are as follows:

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$156,384	$157,983	$163,758	$161,759

[1]
Presented in the Consolidated Balance Sheets as the current portion of long-term debt (net of current prepaid debt financing costs of $0.5 million and current original issue discount of $0.6 million) of $3.3 million and long-term debt (net of long-term prepaid debt financing costs of $1.2 million and long-term original issue discount of $1.3 million) of $153.1 million.

Long-lived Assets. There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis, except for definite-lived intangibles acquired and contingent consideration as a part of the acquisition of First Source Electronics, LLC discussed in Note 5, as of December 31, 2019 and December 31, 2018. The contingent consideration is classified as Level 3 and valued based on a Monte Carlo valuation model.
5. Business Combinations

On September 17, 2019, the Company entered into and closed on an Asset Purchase Agreement (the “Agreement”) with First Source Electronics, LLC (“FSE”), Kevin Popielarczyk and Richard Vuoto (collectively, “Principals”) and the Company’s wholly-owned subsidiary, CVG FSE, LLC (“CVG FSE”). The Agreement provided for the acquisition (the "FSE Acquisition") by CVG FSE of substantially all of the assets and certain liabilities of FSE in exchange for a cash purchase price of $34.0 million, subject to a net working capital adjustment, plus a right to earn up to $10.8 million in contingent milestone payments. The purchase was funded through domestic cash on hand and $2.0 million of borrowings under our revolving credit facility. FSE is in the business of manufacturing, distributing, marketing and selling cable and electro-mechanical assemblies, control panels and other business and consumer electronics products and services. FSE improves our ability to participate in the progression of digitalization, connectivity and associated power and data applications. Furthermore, this strategic acquisition complements our high-complexity, low-to-medium volume electrical business, and provides an entry into the warehouse automation market, while also providing us with the opportunity to leverage our global footprint and to increase cross selling opportunities.

The milestone payments are payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The estimate was recorded within other long-term liabilities in the Consolidated Balance Sheet as of September 30, 2019. The total undiscounted milestone payments is estimated at $5.6 million and the fair value is $4.7 million as of September 30, 2019.

The Agreement contains customary indemnification provisions and provided for the establishment of an escrow fund of $3.0 million of the purchase price to secure indemnification claims by CVG FSE for an 18-month period. The Company is a party to the Agreement solely as a guarantor of CVG FSE’s payment obligations.

The operating results of FSE, since the date of acquisition, have been included in our consolidated financial statements. From the date of the FSE Acquisition through December 31, 2019, FSE operations recorded revenues of approximately $12.8 million resulting in net income of $0.2 million for the period within the Electrical Systems Segment. Acquisition related expenses for FSE of approximately $0.9 million were incurred for the year ended December 31, 2019 and have been recorded as selling, general and administrative expenses in our consolidated statements of operations.

The FSE Acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of FSE have been recorded at their respective fair values. The Company has completed its preliminary assessment of fair values of assets acquired and liabilities assumed, and the preliminary amounts are reflected in the table below. The purchase price associated with the FSE Acquisition exceeded the preliminary fair value of the net assets acquired by approximately $20.4 million. This reflects an increase of $2.7 million from the initial valuation as of September 30, 2019. As of December 31, 2019, the net working capital adjustment is still preliminary. The excess purchase price over net assets acquired is recorded as goodwill and was determined as follows:

Initial cash paid, net of working capital adjustment	$34,000
Contingent consideration at fair value	4,700
Total consideration	$38,700
Net assets at fair value	18,335
Excess of total consideration over net assets acquired	$20,365

In the fourth quarter of 2019, management decreased the value of definite-lived intangible assets with an offset to goodwill to reflect a refinement of valuation assumptions. The allocation of the fair value of the assets acquired and liabilities assumed is as follows:

Accounts receivable	$6,567
Inventories	3,140
Prepaid and other current assets	353
Property, plant and equipment	503
Other long-term assets	1,650
Definite-lived intangible assets	14,500
Goodwill	20,365
Accounts payable and accrued liabilities	(7,204)
Other long-term liabilities	(1,174)
Total consideration	$38,700

The following unaudited pro forma information for the twelve months ended December 31, 2019 and 2018 presents the result of operations as if the FSE Acquisition had taken place at the beginning of the annual reporting period. The pro forma results reflect estimates and assumptions and are not necessarily indicative of the financial position or result of operations had the acquisition taken place at the beginning of the period. The Company adjusted historical results for assumed intangible amortization expense consistent with future years and assumed an effective tax rate of 25%. In addition, the pro forma results are not necessarily indicative of the future financial or operating results.

	Twelve months ended December 31,
(unaudited)	2019	2018 (as restated)
Revenue	$936,766	$935,596
Net income	$18,324	$44,139
Earnings per share attributable to common stockholders:
Basic	$0.60	$1.46
Diluted	$0.59	$1.44

6. Leases
The Company leases office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows:

Twelve Months Ended December 31, 2019

Operating lease cost	$7,279
Finance lease cost:
Amortization of right-of-use assets	341
Interest on lease liabilities	60
Total finance lease cost	$401
Short-term lease cost [1]	7,357
Total lease expense	$15,037
1 Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,898
Financing cash flows from finance leases	$443

The Company elected to apply the modified retrospective approach. As such, we did not restate the prior year Consolidated Balance Sheet. Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net [1]	$34,960

Current liabilities	Current operating lease liabilities	$7,620
Non-current liabilities	Operating lease liabilities	29,414
Total operating lease liabilities		$37,034

Finance Leases
Right-of-use assets		$1,135
Accumulated depreciation		(343)
Right-of-use assets, net	Other assets, net	$792

Current liabilities	Accrued liabilities and other	$354
Non-current liabilities	Other long-term liabilities	398
Total finance lease liabilities		$752

Weighted Average Remaining Lease Term
Operating leases		5.0 years
Finance leases		2.8 years
Weighted Average Discount Rate
Operating leases		9.1%
Finance leases		7.2%

[1]
Includes $21.2 million for operating leases existing on January 1, 2019 and $18.6 million for operating leases that commenced or were renewed in the twelve months ended December 31, 2019, net of amortization of $4.8 million.

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2020	$10,300	$401	$10,701
2021	9,902	249	10,151
2022	9,211	124	9,335
2023	5,214	54	5,268
2024	4,132	13	4,145
Thereafter	6,834	1	6,835
Total lease payments	$45,593	$842	$46,435
Less: Imputed interest	(8,559)	(90)	(8,649)
Present value of lease liabilities	$37,034	$752	$37,786

The following are the future minimum annual rental commitments under Topic 840 as disclosed in our December 31, 2018 Form 10-K:

Year Ending December 31,
2019	$7,558
2020	$6,492
2021	$5,960
2022	$5,286
2023	$1,676
Thereafter	$2,501

7.	Inventories
Inventories consisted of the following as of December 31:

	2019	2018
Raw materials	$57,742	$66,965
Work in process	12,612	12,333
Finished goods	12,518	13,061
	$82,872	$92,359

8.	Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2019	2018
Compensation and benefits	$9,681	$12,893
Insurance	3,110	2,485
Warranty costs	3,082	3,911
Taxes payable	2,513	5,272
Accrued freight	2,408	1,559
Restructuring	2,324	—
Legal and professional fees	2,115	1,710
Accrued services	912	1,106
Deferred tooling revenue	524	1,466
Other	6,004	6,567
	$32,673	$36,969

9.    Debt
Debt consisted of the following at December 31:

	2019	2018
Term loan and security agreement [1,2]	$156,384	$163,758

[1]
Presented in the Consolidated Balance Sheets as current portion of long-term debt of $3.3 million, net of current prepaid debt financing costs of $0.5 million and current original issue discount of $0.6 million; and long-term debt of $153.1 million, net of long-term prepaid debt financing costs of $1.2 million and long-term original issue discount of $1.3 million as of December 31, 2019.

[2]
Presented in the Consolidated Balance Sheets as current portion of long-term debt of $9.1 million, net of current prepaid debt financing costs of $0.6 million, and current original issue discount of $0.6 million; and long-term debt of $154.7 million, net of long-term prepaid debt financing costs of $1.7 million and long-term original issue discount of $1.8 million as of December 31, 2018.

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

The interest on the Term Loan Facility is variable and is comprised of 1) an applicable margin of either (i) 5.00% for base rate loans or (ii) 6.00% for LIBOR loans, and 2) an applicable rate of either (i) base rate for any day, a per annum rate equal to the greater of (a) the prime rate for such day, (b) the federal funds rate for such day, plus 0.50%, or (c) LIBOR for a 30 day interest period as of such day, plus 1.00%, or (ii) LIBOR as quoted two business days prior to the commencement of an interest period provided that LIBOR at no time falls below 1.00%. There was $0.1 million in accrued interest as of December 31, 2019. The unamortized deferred financing fees of $1.7 million and original issue discount of $1.8 million are netted against the aggregate book value of the outstanding debt to arrive at a balance of $156.4 million as of December 31, 2019 and are being amortized over the remaining life of the agreement. The weighted average interest rate was 8.29% as of December 31, 2019 and 8.09% as of December 31, 2018.
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
Terms, Covenants and Compliance Status
The TLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. In addition, the TLS Agreement contains a financial maintenance covenant requiring the Company to maintain a total leverage ratio as of the last day of any fiscal quarter not to exceed the ratios set forth in the applicable table within the TLS Agreement. The TLS Agreement also contains customary reporting and other affirmative covenants. We were in compliance with the covenants as of December 31, 2019.
The TLS Agreement requires the Company to repay principal of approximately $1.1 million on the last day of each quarter commencing with the quarter ending September 30, 2017 with the remaining outstanding principal due at maturity on April 12, 2023.
Voluntary prepayments of amounts outstanding under the TLS Agreement are permitted at any time, without premium or penalty. In addition, to the extent applicable, customary LIBOR breakage charges may be payable in connection with any prepayment.
The TLS Agreement requires the Company to make mandatory prepayments with excess cash flow, the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds; and in the case of an asset disposition or insurance or condemnation event, to the extent the Company does not reinvest the proceeds within the periods set forth in the TLS Agreement. A mandatory prepayment of $4.2 million pursuant to the TLS Agreement was made during the first quarter of 2019 as a result of our 2018 Excess Cash Flow Period.
The TLS Agreement includes customary events of default (subject in certain cases to customary grace and cure periods) which include, among others:
• nonpayment of obligations when due;
• breach of covenants or other agreements in the TLS Agreement; and
• defaults in payment of certain other indebtedness.
Revolving Credit Facility
On April 12, 2017, Commercial Vehicle Group Inc. and certain subsidiaries, collectively the "borrowers", entered into the Third Amended and Restated Loan and Security Agreement (the "Third ARLS Agreement") increasing its senior secured revolving credit facility (the "Revolving Credit Facility") to $65 million from $40 million and setting the maturity date to April 12, 2022. Up to an aggregate of $10.0 million is available to the borrowers for the issuance of letters of credit, which reduces availability under the Third ARLS Agreement.
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
On September 18, 2019, the Company and certain of its subsidiaries, as co-borrowers, entered into an Amendment No. 1 (the “Amendment”), which amends the Third ARLS Agreement. The Amendment amends the terms of the Revolving Credit Facility to entitle the Company and the other named borrowers thereunder (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $90.0 million and a borrowing base composed of accounts receivable and inventory (such facility, the “Tranche A Facility”). Of the $90.0 million, $7.0 million shall be available as a first-in, last-out facility (“Tranche B Facility”) at a 100 basis points premium, as detailed in the below applicable margin table. The Company can increase the size of the revolving commitments under the Revolving Credit Facility by an incremental $20.0 million, subject to the consent of the lenders providing the incremental commitments.
The applicable margin is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Tranche A Base Rate Loans	Tranche A LIBOR Revolver Loans	Tranche B Base Rate Loans	Tranche B LIBOR Revolver Loans
III	≥ $30,000,000	0.50%	1.50%	1.50%	2.50%
II	> $15,000,000 but < $30,000,000	0.75%	1.75%	1.75%	2.75%
I	≤ $15,000,000	1.00%	2.00%	2.00%	3.00%
The applicable margin is subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to the borrowers' failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2019, the applicable margin was set at Level III.
The unamortized deferred financing fees associated with our revolving credit facility of $0.6 million and $0.7 million as of December 31, 2019 and December 31, 2018, respectively, are being amortized over the remaining life of the agreement. As of December 31, 2019 and December 31, 2018, we did not have borrowings under the revolving credit facility and had outstanding letters of credit of $1.6 million and $1.7 million, respectively. We had borrowing availability of $55.1 million at December 31, 2019.
The Company pays a commitment fee to the lenders equal to 0.25% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Third ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio. The borrowers are not required to comply with the fixed charge coverage ratio requirement for so long as the borrowers maintain borrowing availability under the revolving credit facility at the greater of (i) $5,000,000 or (ii) ten percent (10%) of the revolving commitments. If borrowing availability falls below this threshold at any time, the borrowers would be required to comply with the fixed charge coverage ratio of 1.00:1.00 as of the end of each relevant fiscal quarter and would be required to continue to comply with these requirements until the borrowers have borrowing availability in excess of this threshold for 60 consecutive days. Since the Company had borrowing availability in excess of this threshold from December 31, 2018 through December 31, 2019, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2019.
The Third ARLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. The Third ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2019.
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
10.    Goodwill and Intangible Assets
Our intangible assets as of December 31 were comprised of the following:

	December 31, 2019
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$11,553	$(4,276)	$7,277
Customer relationships	15 years	15,025	(6,574)	8,451
Technical know-how	5 years	9,790	(571)	9,219
Covenant not to compete	5 years	330	(19)	311
		$36,698	$(11,440)	$25,258

	December 31, 2018
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/Tradenames	23 years	$8,346	$(3,888)	$4,458
Customer relationships	15 years	14,022	(5,680)	8,342
		$22,368	$(9,568)	$12,800
The aggregate intangible asset amortization expense was $2.0 million for the fiscal year ended December 31, 2019 and $1.3 million for each of the fiscal years ended December 31, 2018 and 2017. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2019 is $3.5 million for years 2020 through 2023 and $2.9 million for the year through December 31, 2024.
The changes in the carrying amounts of goodwill for the years ended December 31 are as follows:

	2019	2018
Balance - Beginning of the year	$7,576	$8,045
FSE Acquisition	20,365	—
Currency translation adjustment	(125)	(469)
Balance - End of the year	$27,816	$7,576

11.	Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2019	2018 (as restated)	2017
Domestic [1]	$4,777	$23,092	$(2,940)
Foreign	16,779	26,484	15,738
Total	$21,556	$49,576	$12,798
(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 2 for details.
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2019	2018 (as restated)	2017
Federal provision at statutory rate [1]	$4,527	$10,411	$4,480
U.S./Foreign tax rate differential	393	731	(919)
Foreign non-deductible expenses	2,059	(1,759)	(2,006)
Foreign tax provision	793	1,253	615
State taxes, net of federal benefit [1]	308	619	49
State tax rate change, net of federal benefit	(41)	(32)	(264)
Change in uncertain tax positions	15	84	119
Change in valuation allowance	(2,054)	597	2,475
Tax credits	(2,652)	(2,049)	(152)
Share-based compensation	(14)	(50)	(657)
Change in U.S. corporate tax rate	—	—	7,277
Repatriation of foreign earnings	1,235	(3,670)	3,964
GILTI, net of related foreign tax credit	730	1,194	—
Other	479	758	86
Provision for income taxes	$5,778	$8,087	$15,067
(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 2 for details.
The provision (benefit) for income taxes for the years ended December 31 follows:

	2019			2018 (as restated)			2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal [1]	$(205)	$(336)	$(541)	$(3,432)	$4,426	$994	$2,954	$7,446	$10,400
State and local [1]	214	883	1,097	123	87	210	362	(384)	(22)
Foreign	4,207	1,015	5,222	6,365	518	6,883	4,042	647	4,689
Total	$4,216	$1,562	$5,778	$3,056	$5,031	$8,087	$7,358	$7,709	$15,067
(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 2 for details.

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2019	2018 (as restated)
Noncurrent deferred tax assets: [1]
Amortization and fixed assets	$1,457	$1,992
Accounts receivable	129	166
Inventories	2,032	2,226
Pension obligations	2,134	2,375
Warranty obligations	741	827
Accrued benefits	369	382
Foreign exchange contracts	91	(367)
Restricted stock	126	106
Operating leases	165	—
Tax credit carryforwards	3,843	3,537
Net operating loss carryforwards	12,657	16,817
Other temporary differences not currently available for tax purposes	2,902	2,945
Total noncurrent deferred tax assets	$26,646	$31,006
Valuation allowance	(11,992)	(14,665)
Net noncurrent deferred tax assets	$14,654	$16,341
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(2,501)	$(2,960)
Accounts receivable	72	54
Inventories	115	123
Warranty obligations	1	1
Accrued benefits	(111)	67
Operating leases	27	—
Net operating loss carryforwards	1,517	2,272
Other temporary differences not currently available for tax purposes	(678)	(351)
Total noncurrent tax liabilities	(1,558)	(794)
Total net deferred tax asset	$13,096	$15,547
(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 2 for details.
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
During 2019, we recorded additional valuation allowance of $0.7 million on the deferred tax assets of our United Kingdom subsidiary and certain U.S. state tax net operating loss carryforwards, and released $3.4 million in valuation allowances related to the deferred tax assets of our Luxembourg subsidiaries. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
As of December 31, 2019, the Company had net operating loss carryforwards of $115.2 million, of which $55.2 million related to foreign jurisdictions and $60.0 million related to U.S. state jurisdictions. The carryforward periods for these net operating losses range from five years to indefinite. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized.

As of December 31, 2019, we had $2.5 million of U.S. foreign tax credits carried forward primarily attributable to the deemed repatriation of the accumulated untaxed earnings of our foreign subsidiaries resulting from the U.S. Tax Reform. Utilization of these credits may be limited if the Company does not continue to generate U.S. federal taxable income in future years. The credits begin to expire in 2027.
As of December 31, 2019, we had $1.3 million of research and development tax credits being carried forward related to our U.S. operations. Utilization of these credits may be limited if the Company does not continue to generate U.S. federal taxable income in future years. As a result of the Tax Cuts and Jobs Act of 2017, the unutilized research and development tax credits the Company generated after December 31, 2017 can be carried forward indefinitely whereas the credits generated prior to that date are subject to a 20-year carryforward period. Approximately $0.5 million of the Company's tax credits are subject to the 20-year carryforward period and begin to expire between between 2025 and 2039.
As of December 31, 2019, cash of $39.5 million was held by foreign subsidiaries. During the year ended December 31, 2019, $19.4 million, net of $1.0 million in foreign withholding tax incurred, was repatriated from the Company's foreign subsidiaries. The Company plans to repatriate an additional $12.0 million in 2020 and a $0.8 million deferred tax liability was recorded during the year ended December 31, 2019 for the expected future income tax implications.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2016. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.
As of December 31, 2019, and 2018, we provided a liability of $0.9 million for unrecognized tax benefits related to U.S. federal and state, and foreign jurisdictions. The majority of these unrecognized tax benefits are netted against their related noncurrent deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.4 million and $0.3 million accrued for the payment of interest and penalties as of December 31, 2019 and December 31, 2018, respectively. Accrued interest and penalties are included in the $0.9 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2019	2018 (as restated)	2017
Balance - Beginning of the year [1]	$894	$811	$1,098
Gross increase - tax positions in prior periods [1]	70	66	70
Gross decreases - tax positions in prior periods [1]	(39)	(14)	(219)
Gross increases - current period tax positions [1]	—	59	65
Lapse of statute of limitations	(12)	(12)	(221)
Currency translation adjustment	(5)	(16)	18
Balance - End of the year [1]	$908	$894	$811
(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 2 for details.

12.	Segment Reporting and Geographic Locations
In the year ended December 31, 2018, we completed a strategic reorganization of our operations into two business segments, Electrical Systems and Global Seating. As a result of the strategic reorganization, we restated prior period segment information to conform to the current period segment presentation.
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

The Electrical Systems Segment manufactures and sells the following products:

•
Electrical wire harnesses, control panels, electro-mechanical and cable assemblies primarily for the construction, agricultural, industrial, automotive, truck, mining, rail and military industries in North America, Europe and Asia-Pacific;

•	Trim systems and components ("Trim") primarily for the North America MD/HD Truck market;

•	Mirrors, wipers and controls primarily for the truck, bus, agriculture, construction, rail and military markets in North America and Europe;

•	Cab structures for the North American MD/HD Truck market; and

•	Aftermarket components in North America.
The Global Seating Segment manufactures and sells the following products:

•	Seats and seating systems ("Seats") primarily to the MD/HD Truck, construction, agriculture and mining markets in North America, Asia-Pacific and Europe;

•	Office seating in Europe and Asia-Pacific; and

•	Aftermarket seats and components in North America, Europe and Asia-Pacific.
Corporate expenses consist of overhead and shared costs that are not directly attributable to the operations of a segment. For purposes of business segment performance measurement, some of these costs are for the benefit of the operations and are allocated based on a combination of methodologies. The costs that are not allocated to a segment are considered stewardship costs and remain at corporate in our segment reporting.
The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures, depreciation expense and other items for the year ended December 31, 2019. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$522,484	$378,754	$—	$901,238
Intersegment revenues	8,417	2,794	(11,211)	—
Total revenues	$530,901	$381,548	$(11,211)	$901,238
Gross profit	$60,008	$45,201	$(72)	$105,137
Selling, general & administrative expenses	15,815	20,429	26,305	62,549
Amortization expense	1,415	537	—	1,952
Operating income	$42,778	$24,235	$(26,377)	$40,636

Capital Expenditures, Depreciation Expense and Other:
Capital expenditures	$17,728	$3,721	$2,668	$24,117
Depreciation expense	$6,699	$4,379	$2,484	$13,562
Other items [1]	$2,159	$489	$1,210	$3,858

1 Other items include costs associated with restructuring activities, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and costs of $0.9 million associated with the acquisition of the assets of FSE.

The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures and depreciation expense for the year ended December 31, 2018. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2018 (as restated)
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External revenues	$503,717	$394,020	$—	$897,737
Intersegment revenues	9,037	3,481	(12,518)	—
Total revenues	$512,754	$397,501	$(12,518)	$897,737
Gross profit	$71,104	$54,231	$(415)	$124,920
Selling, general & administrative expenses	15,390	22,433	22,856	60,679
Amortization expense	747	553	—	1,300
Operating income	$54,967	$31,245	$(23,271)	$62,941

Capital Expenditures and Depreciation Expense:
Capital expenditures	$9,825	$3,579	$2,140	$15,544
Depreciation expense	$6,919	$4,604	$2,448	$13,971
1 The Company has adjusted certain prior period amounts for the restatement and immaterial correction of error. See Note 2 for details.
The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures, depreciation expense and other items as of and for the year ended December 31, 2017. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2017
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External revenues	$427,476	$327,755	$—	$755,231
Intersegment revenues	6,922	1,761	(8,683)	—
Total revenues	$434,398	$329,516	$(8,683)	$755,231
Gross profit	$51,017	$40,722	$(868)	$90,871
Selling, general & administrative expenses	15,757	21,585	22,205	59,547
Amortization expense	746	574	—	1,320
Operating income	$34,514	$18,563	$(23,073)	$30,004

Capital expenditures, depreciation expense and other:
Capital expenditures	$6,744	$4,870	$1,953	$13,567
Depreciation expense	$7,381	$3,910	$2,584	$13,875
Other items [2]	$1,835	$88	$2,377	$4,300
1 The Company has adjusted certain prior period amounts for the immaterial corrections of error. See Note 2 for details.
2 Other items include costs associated with restructuring activities, including employee severance and retention costs, lease cancellation costs, building repairs, costs to transfer equipment, and litigation settlement costs associated with a consulting contract.

The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2019		2018		2017
	Revenues	Long-lived Assets [2]	Revenues	Long-lived Assets [1]	Revenues	Long-lived Assets
United States	$691,224	$70,870	$670,075	$49,874	$560,412	$49,060
United Kingdom	48,070	12,233	51,451	3,204	44,013	3,849
All other countries	161,944	26,335	176,211	11,023	150,806	10,574
	$901,238	$109,438	$897,737	$64,101	$755,231	$63,483
1 The Company has adjusted certain prior period amounts for the immaterial corrections of error. See Note 2 for details.
2 Long-lived assets for 2019 include right-of-use assets attributable to the implementation of ASC 842 discussed in Note 6 totaling $15.1 million for the United States, $9.3 million for the United Kingdom and $11.3 million for all other countries.

Revenues are attributed to geographic locations based on the geography from which the legal entity operates. The following is the composition, by product category, of our revenues:

	Years Ended December 31,
	2019		2018		2017
	Revenues	%	Revenues	%	Revenues	%
Seats	$356,877	40%	$369,337	41%	$314,717	42%
Electrical wire harnesses, panels and assemblies	198,420	22	196,411	22	189,154	25
Trim	202,898	22	195,427	22	150,228	20
Cab structures and sleeper boxes	87,864	10	76,380	8	56,417	7
Mirrors, wipers and controls	55,179	6	60,182	7	44,715	6
	$901,238	100	$897,737	100	$755,231	100

Sales to A.B. Volvo, Daimler and PACCAR, which are included in both reporting segments, have been in excess of 10 percent of total Company revenues in each of the years ended December 31, 2019, 2018 and 2017. No other customers exceed 10% of the Company’s revenues in any period presented. The following table presents revenue from the above mentioned customers as a percentage of total revenue for the years ended December 31:

	2019	2018	2017
A.B. Volvo	22%	19%	17%
Daimler	17%	16%	16%
PACCAR	11%	11%	10%

13.	Commitments and Contingencies
Leases - As disclosed in Note 6, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2019, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2019 and 2018, we had no such guarantees.

Litigation - We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to workers' compensation claims, OSHA investigations, employment disputes, unfair labor practice charges, customer and supplier disputes, service provider disputes, product liability claims, intellectual property disputes, environmental claims arising out of the conduct of our businesses and examinations by the Internal Revenue Service.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2019 and 2018, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets. The following presents a summary of the warranty provision for the years ended December 31:

	2019	2018
Balance - Beginning of the year	$3,911	$3,490
Provision for new warranty claims	1,895	2,435
Change in provision for preexisting warranty claims	(27)	932
Deduction for payments made	(2,705)	(2,803)
Currency translation adjustment	8	(143)
Balance - End of year	$3,082	$3,911

Debt Payments - As disclosed in Note 9, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and make voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments and mandatory prepayment of excess cash flows due on long-term debt for the next five years. The existing long-term debt agreement matures in 2023; no payments are due thereafter:

Year Ending December 31,
2020	$4,375
2021	4,375
2022	4,375
2023	146,788
2024	—
Thereafter	—
14.    Stockholders’ Equity
Common Stock - Our authorized capital stock includes common stock of 60,000,000 shares with a par value of $0.01 per share, with 30,801,255 and 30,512,843 shares outstanding as of December 31, 2019 and 2018, respectively.
Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2019 and 2018.
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

Diluted earnings (loss) per share for years ended December 31, 2019, 2018 and 2017 includes the effects of potential common shares when dilutive. Net income has been restated in 2018 and corrected for immaterial errors in 2017, along with its impact to Basic and Dilutive EPS as discussed in Note 2, and is as follows:

	2019	2018 (as restated)	2017
Net income (loss) attributable to common stockholders	$15,778	$41,489	$(2,269)
Weighted average number of common shares outstanding	30,602	30,277	29,942
Dilutive effect of restricted stock grants after application of the treasury stock method	221	310	—
Dilutive shares outstanding	30,823	30,587	29,942
Basic earnings (loss) per share attributable to common stockholders	$0.52	$1.37	$(0.08)
Diluted earnings (loss) per share attributable to common stockholders	$0.51	$1.36	$(0.08)
The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 2 for details.
There were no anti-dilutive shares for the year ended December 31, 2019. For the year ended December 31, 2018, diluted earnings (loss) per share excludes 55 thousand shares, of nonvested restricted stock as the effect would have been anti-dilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of the Third ARLS Agreement and the Term Loan Facility restrict the payment or distribution of our cash or other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Twelve Months Ended December 31, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit [1]	Accumulated Other Comp. Loss	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
December 31, 2018 (as restated)	30,513	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income (as restated)	—	—	—	—	9,986	(206)	9,780
March 31, 2019 (as restated)	30,513	$318	$(10,245)	$243,768	$(66,099)	$(47,677)	$120,065
Share-based compensation expense	68	1	—	718	—	—	719
Total comprehensive income (as restated)	—	—	—	—	6,146	1,955	8,101
June 30, 2019 (as restated)	30,581	$319	$(10,245)	$244,486	$(59,953)	$(45,722)	$128,885
Share-based compensation expense	—	—	—	721	—	—	721
Total comprehensive income (as restated)	—	—	—	—	7,180	(5,998)	1,182
September 30, 2019 (as restated)	30,581	$319	$(10,245)	$245,207	$(52,773)	$(51,720)	$130,788
Issuance of restricted stock	351	4	—	—	—	—	4
Surrender of common stock by employees	(131)	—	(985)	—	—	—	(985)
Share-based compensation expense	—	—	—	645	—	—	645
Total comprehensive income	—	—	—		(7,534)	5,770	(1,764)
December 31, 2019	30,801	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688

(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Notes 2 and 19 for details.

	Twelve Months Ended December 31, 2018
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit [1]	Accumulated Other Comp. Loss	Total Stockholders’ Equity
	Shares	Amount
	(Unaudited)
December 31, 2017	30,219	$304	$(9,114)	$239,870	$(117,502)	$(41,235)	$72,323
Share-based compensation expense	—	—	—	673	—	—	673
Total comprehensive income (as restated)	—	—	—	—	9,444	1,132	10,576
March 31, 2018 (as restated)	30,219	$304	$(9,114)	$240,543	$(108,058)	$(40,103)	$83,572
Share-based compensation expense	—	—	—	844	—	—	844
Total comprehensive income (as restated)	—	—	—	—	12,671	(5,898)	6,773
June 30, 2018 (as restated)	30,219	$304	$(9,114)	$241,387	$(95,387)	$(46,001)	$91,189
Share-based compensation expense	—	—	—	780	—	—	780
Total comprehensive income (as restated)	—	—	—	—	11,277	(2,589)	8,688
September 30, 2018 (as restated)	30,219	$304	$(9,114)	$242,167	$(84,110)	$(48,590)	$100,657
Issuance of restricted stock	452	14		—	—	—	14
Surrender of common stock by employees	(158)		(1,131)	—	—	—	(1,131)
Share-based compensation expense	—	—	—	840	—	—	840
Total comprehensive income (as restated)	—	—	—	—	8,097	1,119	9,216
December 31, 2018 (as restated)	30,513	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
(1) The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Notes 2 and 19 for details.

15.     Performance Awards

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

The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in November 2018, 2017 and 2016:

Grant Date	Grant Amount	Adjustments	Forfeitures	Payments	Adjusted Award Value at December 31, 2019	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2016	$1,434	—	$(88)	$(1,346)	$—	November 2019	0
November 2017	1,584	(16)	(195)	$—	1,373	November 2020	9
November 2018	1,590	(37)	(200)	—	1,353	November 2021	21
	$4,608	$(53)	$(483)	$(1,346)	$2,726

The Company generally grants performance awards in November of each year. However, there were no performance awards granted in November 2019. The next cash award under the 2014 EIP will be granted in the three months ended March 31, 2020. Unrecognized compensation expense was $1.1 million and $2.6 million as of December 31, 2019 and 2018, respectively.
16.     Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $2.8 million, $3.1 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Restricted Stock Awards - Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of and that may be forfeited in the event of certain terminations of employment or in the case of the board of directors, a separation for cause, prior to the end of a restricted period set by the compensation committee of the board of directors. Forfeitures are recorded as they occur. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise.
The following table summarizes information about unvested restricted stock grants as of December 31, 2019 (in thousands):

Grant	Shares Granted	Unvested Shares	Vesting Schedule	Unearned Compensation	Remaining Period to Vesting (in months)
October 2017	303	90	3 equal annual installments commencing on October 20, 2018	$711.7	10
October 2018	382	242	3 equal annual installments commencing on October 20, 2019	$1,500.7	22
May 2019	71	59	Shares granted to independent board members that fully vest as of May 16, 2020	$150.0	4
October 2019	12	12	3 equal annual installments commencing on October 20, 2020	$77.5	33
As of December 31, 2019, there was approximately $2.4 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of December 31, 2019 and changes during the twelve-month period ending December 31, 2019, 2018 and 2017 is presented below:

	2019		2018		2017
	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Nonvested - beginning of year	760	$7.56	787	$6.84	981	$4.70
Granted	87	$7.57	446	$7.20	354	$9.77
Vested	(418)	$7.41	(452)	$5.97	(509)	$4.90
Forfeited	(26)	$7.52	(21)	$7.31	(39)	$4.84
Nonvested - end of year	403	$7.72	760	$7.56	787	$6.84
As of December 31, 2019, a total of 2.1 million shares were available for future grants from the shares authorized for award under our 2014 Equity Incentive Plan, including cumulative forfeitures.

Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2019; however, our employees surrendered 130 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.
17.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $4.6 million in 2019, $3.6 million in 2018 and $3.0 million in 2017.
Pension and Other Post-Retirement Benefit Plans - We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the U.S. and United Kingdom. Each of the plans are frozen to new participants and to additional service credits earned. In December 2018, we consolidated the U.S. plans. Our policy is to make annual contributions to the plans to fund the minimum contributions, as required by local regulations.
During the three months ended March 31, 2019, the Company offered employees with deferred vested balances in the U.S. defined benefit pension plan the opportunity to voluntarily elect an early payout of their benefits. Payouts totaling $7.9 million were made during 2019 and were paid out of plan assets resulting in a non-cash settlement charge of $2.5 million, which was recorded in interest and other expense in the Condensed Consolidated Statements of Operations and is reflected in amortization of prior service cost in the net periodic (benefit) cost table below.
The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation — Beginning of the year	$45,238	$50,072	$40,265	$45,737
Service cost	—	—	—	788
Interest cost	1,483	1,664	1,112	1,030
Participant contributions	6	9	—	—
Benefits paid	(10,346)	(2,360)	(1,681)	(1,816)
Actuarial (gain) loss	3,196	(4,147)	3,730	(2,772)
Exchange rate changes	—	—	1,415	(2,702)
Benefit obligation at end of the year	39,577	45,238	44,841	40,265
Change in plan assets:
Fair value of plan assets — Beginning of the year	42,962	45,046	30,424	35,377
Actual return on plan assets	6,588	(2,259)	3,610	(1,808)
Employer contributions	835	2,526	887	763
Participant contributions	6	9	—	—
Benefits paid	(10,346)	(2,360)	(1,681)	(1,816)
Exchange rate changes	—	—	1,081	(2,092)
Fair value of plan assets at end of the year	40,045	42,962	34,321	30,424
Funded status	$468	$(2,276)	$(10,520)	$(9,841)

Significant Obligation Loss - The projected U.S. benefit obligation includes a net loss of $3.2 million for the year ended December 31, 2019. The loss is a result of changes in key actuarial assumptions, including the early payout of benefits decrease in the discount rate. The projected Non-U.S. benefit obligation includes a net loss of $3.7 million for the year ended December 31, 2019 driven primarily by a decrease in the discount rate assumption.

As a result of pension legislation in the United Kingdom that was effective October 2018, the Company was required to amend its pension plan to equalize benefits between male and female pensioners. This resulted in additional pension obligation and a reduction to accumulated other comprehensive income of $0.8 million in 2018. There are no material updates to this estimate for as of December 31, 2019.
Amounts recognized in the Consolidated Balance Sheets at December 31 consisted of:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2019	2018	2019	2018
Noncurrent assets	$633	$—	$—	$—
Current liabilities	(19)	(28)	—	—
Noncurrent liabilities	(146)	(2,248)	(10,520)	(9,841)
Amount recognized	$468	$(2,276)	$(10,520)	$(9,841)
The components of net periodic (benefit) cost for the years ended December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$116	$—	$—	$—
Interest cost	1,483	1,664	1,810	1,112	1,030	1,138
Expected return on plan assets	(2,393)	(3,151)	(2,684)	(1,117)	(1,210)	(1,196)
Amortization of prior service cost [1]	2,528	6	6	47	—	—
Recognized actuarial loss	308	263	21	531	496	312
Net periodic cost (benefit)	$1,926	$(1,218)	$(731)	$573	$316	$254
1 Includes $2.5 million non-cash settlement charge arising from the early payout of the U.S. defined benefit plan benefits.

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in Other Income within the Consolidated Statements of Operations.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) - Amounts recognized in accumulated other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2019	2018	2017	2019	2018	2017
Net actuarial loss	$10,937	$14,767	$13,765	$13,783	$12,972	$13,454
Prior service cost	45	51	57	747	788	—
	$10,982	$14,818	$13,822	$14,530	$13,760	$13,454
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) — Amounts recognized as other changes in plan assets and benefit obligations in other comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plan
	2019	2018	2019	2018
Actuarial (gain) loss	$(1,001)	$1,266	$968	$245
Amortization of actuarial (loss) gain	(2,829)	(263)	(37)	781
Prior service credit	(6)	(6)	(416)	(491)
Total recognized in other comprehensive income (loss)	$(3,836)	$997	$515	$535
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2019	2018	2019	2018
Discount rate	2.93%	4.06%	1.95%	2.80%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Plans			Non-U.S. Pension Plan
	2019	2018	2017	2019	2018	2017
Discount rate	3.40%	3.42%	3.87%	2.80%	2.45%	2.70%
Expected return on plan assets	5.34%	7.00%	7.00%	3.70%	3.70%	3.70%
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
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.0 million to our pension plans and our other post-retirement benefit plans in 2020.
Our current investment allocation target for our pension plans for 2019 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocations as of December 31,
	2019		2018		U.S. Pension Plan		Non-U.S. Pension Plan
	U.S.	Non-U.S.	U.S.	Non-U.S.	2019	2018	2019	2018
Cash and cash equivalents	—	—	—	—	—	1	1	1
Equity/Balanced securities	27	55	55	55	28	52	53	59
Fixed income securities	63	45	25	45	62	22	46	40
Real estate	10	—	20	—	10	25	—	—
	100%	100%	100%	100%	100%	100%	100%	100%

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
Real Estate - Real estate provides an indirect investment into a diversified and multi-sector portfolio of property assets. The fair value of real estate investments is determined by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter.
The fair values of our pension plan assets by asset category and by level as described in Note 4 for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$332	$332	$—	$—
Equities:
U.S. large value	2,434	2,434	—	—
U.S. large growth	2,059	2,059	—	—
International blend	4,854	—	4,854	—
Emerging markets	1,603	1,603	—	—
Balanced	18,246	—	18,246	—
Fixed income securities:
Government bonds	24,917	—	24,917	—
Corporate bonds	12,634	—	12,634	—
Other	3,217	—	3,217	—
Real Estate:
U.S. property	4,070	—	—	4,070
Total pension fund assets	$74,366	$6,428	$63,868	$4,070

	December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$623	$623	$—	$—
Equities:
U.S. large value	4,815	4,815	—	—
U.S. large growth	5,270	5,270	—	—
International blend	9,134	—	9,134	—
Emerging markets	3,093	3,093	—	—
Balanced	17,952	—	17,952	—
Fixed income securities:
Government bonds	10,240	—	10,240	—
Corporate bonds	11,297	—	11,297	—
Real Estate:
U.S. property	10,962	—	—	10,962
Total pension fund assets	$73,386	$13,801	$48,623	$10,962

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows:

	2019	2018
Beginning balance	$10,962	$10,153
Actual return on assets held at reporting date	430	809
Purchases, sales and settlements, net	(7,322)	—
Ending balance	$4,070	$10,962

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2020	$4,390
2021	$4,396
2022	$4,360
2023	$4,453
2024	$4,493
2025 to 2029	$22,209
18.    Accumulated Other Comprehensive Loss
The activity for each item of accumulated other comprehensive loss is as follows:

	Foreign currency items	Derivative Instruments	Pension and Other Post-Retirement Benefit Plans	Accumulated other comprehensive loss
Ending balance, December 31, 2017	$(17,172)	$—	$(24,063)	$(41,235)
Net current period change	(5,675)	—	(1,290)	(6,965)
Derivative instruments	—	496	—	496
Reclassification adjustments for losses reclassified into income	—	—	233	233
Ending balance, December 31, 2018	$(22,847)	$496	$(25,120)	$(47,471)
Net current period change	$(1,185)	$—	$2,415	$1,230
Derivative instruments	—	(32)	—	(32)
Reclassification adjustments for losses reclassified into income	—	—	323	323
Ending balance, December 31, 2019	$(24,032)	$464	$(22,382)	$(45,950)
The related tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2019 and 2018 are as follows:

2019	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$3,320	$(905)	$2,415
Reclassification of actuarial loss and prior service cost to net income	323	—	323
Net unrealized gain	3,643	(905)	2,738
Cumulative translation adjustment	(1,185)	—	(1,185)
Derivative instruments	(32)	—	(32)
Total other comprehensive income	$2,426	$(905)	$1,521

2018	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$(1,531)	$241	$(1,290)
Reclassification of actuarial loss and prior service cost to net income	233	—	233
Net unrealized loss	(1,298)	241	(1,057)
Cumulative translation adjustment	(5,675)	—	(5,675)
Derivative instruments	496	—	496
Total other comprehensive loss	$(6,477)	$241	$(6,236)

19.     Quarterly Financial Data (Unaudited)

As further described in Note 2, the previously reported financial information for the quarters ended March 31, 2019 and 2018, June 30, 2019 and 2018 and September 30, 2019 and 2018, have been restated. Relevant restated financial information for the first, second and third quarters of fiscal 2019 and 2018 is included in this Annual Report on Form 10-K in the tables that follow. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Restated amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As Restated
	As of March 31, 2019	As of June 30, 2019	As of September 30, 2019

ASSETS
Current Assets:
Cash	$54,348	$60,521	$38,703
Accounts receivable, net of allowances	158,327	157,193	153,190
Inventories	97,280	92,913	90,186
Other current assets	15,001	14,632	14,897
Total current assets	324,956	325,259	296,976
Property, plant and equipment, net	65,167	69,832	71,645
Operating lease right-of-use assets, net	19,793	22,097	23,333
Goodwill	7,587	7,624	25,188
Intangible assets, net of accumulated amortization	12,492	12,188	28,841
Deferred income taxes, net	14,243	13,387	14,117
Other assets	2,771	2,322	2,394
Total assets	$447,009	$452,709	$462,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,305	$93,320	$88,835
Current operating lease liabilities	4,456	4,851	5,485
Accrued liabilities and other	35,697	34,936	38,885
Current portion of long-term debt	3,229	3,238	3,335
Total current liabilities	139,687	136,345	136,540
Long-term debt	155,572	154,758	154,950
Operating lease liabilities	16,538	18,567	19,192
Pension and other post-retirement liabilities	12,489	11,812	13,417
Other long-term liabilities	2,658	2,342	7,607
Total liabilities	326,944	323,824	331,706
Stockholders’ Equity:
Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—	—
Common stock, $.01 par value (60,000,000 shares authorized)	318	319	319
Treasury stock, at cost: 1,334,251 shares	(10,245)	(10,245)	(10,245)
Additional paid-in capital	243,768	244,486	245,207
Retained deficit	(66,099)	(59,953)	(52,773)
Accumulated other comprehensive loss	(47,677)	(45,722)	(51,720)
Total stockholders’ equity	120,065	128,885	130,788
Total liabilities and stockholders’ equity	$447,009	$452,709	$462,494

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As Restated
	As of March 31, 2018	As of June 30, 2018	As of September 30, 2018

ASSETS
Current Assets:
Cash	$37,908	$44,674	$57,525
Accounts receivable, net of allowances	141,821	150,576	150,507
Inventories	94,637	91,109	93,195
Other current assets	16,461	11,367	10,446
Total current assets	290,827	297,726	311,673
Property, plant and equipment, net	62,291	61,145	61,965
Operating lease right-of-use assets, net	—	—	—
Goodwill	7,941	7,658	7,374
Intangible assets, net of accumulated amortization	14,121	13,542	12,987
Deferred income taxes, net	18,447	14,303	12,499
Other assets	3,187	3,562	3,814
Total assets	$396,814	$397,936	$410,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,602	$88,473	$91,582
Current operating lease liabilities	—	—	—
Accrued liabilities and other	31,761	31,870	34,400
Current portion of long-term debt	3,199	3,208	3,217
Total current liabilities	120,562	123,551	129,199
Long-term debt	162,951	162,145	161,340
Revolving Credit Facility	7,500	—	—
Pension and other post-retirement liabilities	15,367	14,429	14,534
Other long-term liabilities	6,862	6,622	4,582
Total liabilities	313,242	306,747	309,655
Stockholders’ Equity:
Preferred stock, $.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—	—
Common stock, $.01 par value (60,000,000 shares authorized)	304	304	304
Treasury stock, at cost: 1,175,795 shares	(9,114)	(9,114)	(9,114)
Additional paid-in capital	240,543	241,387	242,167
Retained deficit	(108,058)	(95,387)	(84,110)
Accumulated other comprehensive loss	(40,103)	(46,001)	(48,590)
Total stockholders’ equity	83,572	91,189	100,657
Total liabilities and stockholders’ equity	$396,814	$397,936	$410,312

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31, 2019	June 30, 2019	June 30, 2019	September 30, 2019	September 30, 2019	December 31, 2019

Revenues	$243,164	$243,190	$486,354	$225,399	$711,753	$189,485
Cost of Revenues	210,075	210,754	420,829	195,955	616,784	179,317
Gross profit	33,089	32,436	65,525	29,444	94,969	10,168
Selling, General and Administrative Expenses	15,199	16,248	31,447	17,531	48,978	13,571
Amortization Expense	321	322	643	437	1,080	872
Operating Income (Loss)	17,569	15,866	33,435	11,476	44,911	(4,275)
Interest and Other Expense	4,396	7,490	11,886	3,800	15,686	3,394
Income before provision for income taxes	13,173	8,376	21,549	7,676	29,225	(7,669)
Provision for Income Taxes	3,187	2,230	5,417	496	5,913	(135)
Net Income (Loss)	$9,986	$6,146	$16,132	$7,180	$23,312	$(7,534)
Income (Loss) per share attributable to common stockholders:
Basic	$0.33	$0.20	$0.53	$0.23	$0.76	$(0.24)
Diluted	$0.33	$0.20	$0.52	$0.23	$0.76	$(0.24)
Weighted average common shares outstanding:
Basic	30,513	30,547	30,530	30,581	30,547	30,758
Diluted	30,694	30,824	30,731	30,852	30,829	30,758

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	As Restated

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31, 2018	June 30, 2018	June 30, 2018	September 30, 2018	September 30, 2018	December 31, 2018

Revenues	$215,734	$233,391	$449,125	$225,010	$674,135	$223,602
Cost of Revenues	185,444	198,487	383,931	194,532	578,463	194,354
Gross profit	30,290	34,904	65,194	30,478	95,672	29,248
Selling, General and Administrative Expenses	15,214	14,349	29,563	15,613	45,176	15,503
Amortization Expense	332	327	659	321	980	320
Operating Income	14,744	20,228	34,972	14,544	49,516	13,425
Interest and Other Expense	1,750	3,213	4,963	3,442	8,405	4,960
Income before provision for income taxes	12,994	17,015	30,009	11,102	41,111	8,465
Provision for Income Taxes	3,550	4,344	7,894	(175)	7,719	368
Net Income	$9,444	$12,671	$22,115	$11,277	$33,392	$8,097
Income per share attributable to common stockholders:
Basic	$0.31	$0.42	$0.73	$0.37	$1.11	$0.27
Diluted	$0.31	$0.42	$0.72	$0.37	$1.09	$0.26
Weighted average common shares outstanding:
Basic	30,219	30,219	30,219	30,219	30,219	30,447
Diluted	30,574	30,513	30,543	30,638	30,575	30,543

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31, 2019	June 30, 2019	June 30, 2019	September 30, 2019	September 30, 2019	December 31, 2019

Net income (loss)	$9,986	$6,146	$16,132	$7,180	$23,312	$(7,534)
Other comprehensive income (loss):
Foreign currency translation adjustments	104	233	337	(3,388)	(3,051)	1,866
Minimum pension liability, net of tax	(649)	1,739	1,090	(2,095)	(1,005)	3,743
Derivative instrument	339	(17)	322	(515)	(193)	161
Other comprehensive income (loss)	(206)	1,955	1,749	(5,998)	(4,249)	5,770
Comprehensive income (loss)	$9,780	$8,101	$17,881	$1,182	$19,063	$(1,764)

	As Restated
	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31, 2018	June 30, 2018	June 30, 2018	September 30, 2018	September 30, 2018	December 31, 2018

Net income (loss)	$9,444	$12,671	$22,115	$11,277	$33,392	$8,097
Other comprehensive income (loss):
Foreign currency translation adjustments	1,470	(5,304)	(3,834)	(1,529)	(5,363)	(312)
Minimum pension liability, net of tax	(338)	(594)	(932)	(1,060)	(1,992)	935
Derivative instrument	—	—	—	—	—	496
Other comprehensive income (loss)	1,132	(5,898)	(4,766)	(2,589)	(7,355)	1,119
Comprehensive income (loss)	$10,576	$6,773	$17,349	$8,688	$26,037	$9,216

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	As Restated
	Three Months Ended	Six Months Ended	Nine Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019

Cash Flows from Operating Activities:
Net Income	$9,986	$16,132	$23,312
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,681	6,984	10,865
Provision for doubtful accounts	2,350	3,396	5,000
Non-cash amortization of debt financing costs	342	685	1,030
Shared-based compensation expense	761	1,479	2,200
Deferred income taxes	2,298	2,263	1,840
Non-cash loss / (gain) on derivative contracts	737	1,823	2,092
Change in other operating items:
Accounts receivable	(26,356)	(26,552)	(25,454)
Inventories	(4,739)	(462)	1,191
Prepaid expenses	(2,272)	(2,501)	(2,607)
Accounts payable	9,548	6,563	3,272
Other operating activities, net	(2,307)	(1,061)	5,767
Net cash provided by operating activities	(5,971)	8,749	28,508
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,580)	(12,800)	(18,743)
Proceeds from disposal/sale of property, plant and equipment	20	20	20
Payments for acquisitions	—	—	(34,000)
Net cash used in investing activities	(5,560)	(12,780)	(52,723)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	—	—	8,500
Repayment of Revolving Credit Facility	—	—	(8,500)
Repayment of Term Loan	(5,244)	(6,338)	(6,338)
Other financing activities	(105)	(222)	(381)
Net cash used in financing activities	(5,349)	(6,560)	(6,719)

Effect of Foreign Currency Exchange Rate Changes on Cash	315	199	(1,276)

Net (Decrease) Increase in Cash	(16,565)	(10,392)	(32,210)

Cash:
Beginning of period	70,913	70,913	70,913
End of period	$54,348	$60,521	$38,703
Supplemental Cash Flow Information:
Cash paid for interest	$3,373	$6,787	$10,212
Cash paid for income taxes, net	$2,593	$4,180	$5,530
Unpaid purchases of property and equipment included in accounts payable	$233	$526	$155

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	As Restated
	Three Months Ended	Six Months Ended	Nine Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018

Cash Flows from Operating Activities:
Net Income	$9,444	$22,115	$33,392
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,776	7,674	11,676
Provision for doubtful accounts	2,637	3,829	6,448
Non-cash amortization of debt financing costs	350	701	1,054
Shared-based compensation expense	673	1,517	2,297
Deferred income taxes	2,181	6,396	8,369
Non-cash loss / (gain) on derivative contracts	(2,489)	(2,161)	(2,842)
Change in other operating items:
Accounts receivable	(34,884)	(47,306)	(50,389)
Inventories	5,261	7,010	4,507
Prepaid expenses	(1,496)	(2,507)	(2,126)
Accounts payable	(2,105)	2,845	6,653
Other operating activities, net	(3,363)	788	1,000
Net cash provided by operating activities	(20,015)	901	20,039
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,716)	(5,158)	(9,823)
Proceeds from disposal/sale of property, plant and equipment	—	—	18
Net cash used in investing activities	(1,716)	(5,158)	(9,805)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	36,500	80,500	80,500
Repayment of Revolving Credit Facility	(29,000)	(80,500)	(80,500)
Repayment of Term Loan	(1,094)	(2,188)	(3,281)
Net cash used in financing activities	6,406	(2,188)	(3,281)

Effect of Foreign Currency Exchange Rate Changes on Cash	989	(1,125)	(1,672)

Net (Decrease) Increase in Cash	(14,336)	(7,570)	5,281

Cash:
Beginning of period	52,244	52,244	52,244
End of period	$37,908	$44,674	$57,525
Supplemental Cash Flow Information:
Cash paid for interest	$3,408	$6,937	$10,421
Cash paid for income taxes, net	$808	$1,693	$2,081
Unpaid purchases of property and equipment included in accounts payable	$49	$416	$132

Restatement of Previously Issued Interim Condensed Consolidated Financial Statements

The following tables present the impacts of the restatement adjustments to the previously reported financial information as of and for the periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, September 30, 2019 and 2018, and December 31, 2018. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below.  The restatement adjustments and error correction and their impact on previously reported consolidated financial statements are described below.

(a) Understatement of cost of revenues and impacted balance sheet accounts - Corrections for the understatement of cost of revenues by improperly capitalizing certain manufacturing expenses. Balance sheet accounts adjusted as a result of the improper capitalization of expenses include other current assets, accounts receivable, net of allowances and construction in progress.

(b) Property, plant and equipment, net - We recorded an adjustment for a previously identified property, plant and equipment, net error unrelated to the understatement of cost of revenues and related balance sheet accounts misstatements. This PPE was no longer in service as of the year ended December 31, 2016.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2019			As of March 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

ASSETS
Current Assets:
Cash	$54,348	$—	$54,348	$37,908	$—	$37,908
Accounts receivable, net of allowances	159,016	(689)	158,327	141,823	(2)	141,821	a
Inventories	97,280	—	97,280	94,637	—	94,637
Other current assets	21,257	(6,256)	15,001	18,385	(1,924)	16,461	a
Total current assets	331,901	(6,945)	324,956	292,753	(1,926)	290,827
Property, plant and equipment, net of accumulated depreciation	66,128	(961)	65,167	63,400	(1,109)	62,291	b
Operating lease right-of-use assets, net	19,793	—	19,793	—	—	—
Goodwill	7,587	—	7,587	7,941	—	7,941
Intangible assets, net of accumulated amortization	12,492	—	12,492	14,121	—	14,121
Deferred income taxes, net	12,923	1,320	14,243	18,240	207	18,447	a, b
Other assets	2,771	—	2,771	3,187	—	3,187
Total assets	$453,595	$(6,586)	$447,009	$399,642	$(2,828)	$396,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,305	$—	$96,305	$85,602	$—	$85,602
Current operating lease liabilities	4,456	—	4,456	—	—	—
Accrued liabilities and other	35,697	—	35,697	31,761	—	31,761
Current portion of long-term debt	3,229	—	3,229	3,199	—	3,199
Total current liabilities	139,687	—	139,687	120,562	—	120,562
Long-term debt	155,572	—	155,572	162,951	—	162,951
Revolving Credit Facility	—	—	—	7,500	—	7,500
Operating lease liabilities	16,538	—	16,538	—	—	—
Pension and other post-retirement liabilities	12,489	—	12,489	15,367	—	15,367
Other long-term liabilities	2,658	—	2,658	6,862	—	6,862
Total liabilities	326,944	—	326,944	313,242	—	313,242
Stockholders’ Equity:
Preferred stock, $.01 par value	—	—	—	—	—	—
Common stock, $.01 par value	318	—	318	304	—	304
Treasury stock, at cost	(10,245)	—	(10,245)	(9,114)	—	(9,114)
Additional paid-in capital	243,768	—	243,768	240,543	—	240,543
Retained deficit	(59,513)	(6,586)	(66,099)	(105,230)	(2,828)	(108,058)	a, b
Accumulated other comprehensive loss	(47,677)	—	(47,677)	(40,103)	—	(40,103)
Total stockholders’ equity	126,651	(6,586)	120,065	86,400	(2,828)	83,572
Total liabilities and stockholders’ equity	$453,595	$(6,586)	$447,009	$399,642	$(2,828)	$396,814

As of March 31, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.7 million decrease in accounts receivable, net; a $6.3 million decrease in other current assets; a $1.6 million increase in long-term deferred tax assets; and a $5.3 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $1.0 million decrease in property, plant and equipment, net, a $0.3 million decrease in long-term deferred tax assets; and a $1.2 million increase in retained deficit.

As of March 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in an immaterial decrease in accounts receivable, net; a $1.9 million decrease in other current assets, a $0.4 million increase in long-term deferred tax assets; and a $1.5 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $1.1 million decrease in property, plant and equipment, net, a $0.2 million decrease in long-term deferred tax assets; and a $1.3 million increase in retained deficit.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2019			As of June 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

ASSETS
Current Assets:
Cash	$60,521	$—	$60,521	$44,674	$—	$44,674
Accounts receivable, net of allowances	157,882	(689)	157,193	150,606	(30)	150,576	a
Inventories	92,913	—	92,913	91,109	—	91,109
Other current assets	22,370	(7,738)	14,632	13,981	(2,614)	11,367	a
Total current assets	333,686	(8,427)	325,259	300,370	(2,644)	297,726
Property, plant and equipment, net of accumulated depreciation	70,658	(826)	69,832	62,217	(1,072)	61,145	b
Operating lease right-of-use assets, net	22,097	—	22,097	—	—	—
Goodwill	7,624	—	7,624	7,658	—	7,658
Intangible assets, net of accumulated amortization	12,188	—	12,188	13,542	—	13,542
Deferred income taxes, net	11,751	1,636	13,387	13,939	364	14,303	a, b
Other assets	2,322	—	2,322	3,562	—	3,562
Total assets	$460,326	$(7,617)	$452,709	$401,288	$(3,352)	$397,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,320	$—	$93,320	$88,473	$—	$88,473
Current operating lease liabilities	4,851	—	4,851	—	—	—
Accrued liabilities and other	34,936	—	34,936	31,870	—	31,870
Current portion of long-term debt	3,238	—	3,238	3,208	—	3,208
Total current liabilities	136,345	—	136,345	123,551	—	123,551
Long-term debt	154,758	—	154,758	162,145	—	162,145
Operating lease liabilities	18,567	—	18,567	—	—	—
Pension and other post-retirement liabilities	11,812	—	11,812	14,429	—	14,429
Other long-term liabilities	2,342	—	2,342	6,622	—	6,622
Total liabilities	323,824	—	323,824	306,747	—	306,747
Stockholders’ Equity:
Preferred stock, $.01 par value	—	—	—	—	—	—
Common stock, $.01 par value	319	—	319	304	—	304
Treasury stock, at cost	(10,245)	—	(10,245)	(9,114)	—	(9,114)
Additional paid-in capital	244,486	—	244,486	241,387	—	241,387
Retained deficit	(52,336)	(7,617)	(59,953)	(92,035)	(3,352)	(95,387)	a, b
Accumulated other comprehensive loss	(45,722)	—	(45,722)	(46,001)	—	(46,001)
Total stockholders’ equity	136,502	(7,617)	128,885	94,541	(3,352)	91,189
Total liabilities and stockholders’ equity	$460,326	$(7,617)	$452,709	$401,288	$(3,352)	$397,936

As of June 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.7 million decrease in accounts receivable, net; a $7.7 million decrease in other current assets; a $0.1 million increase in property, plant and equipment, net; a $1.9 million increase in long-term deferred tax assets; and a $6.4 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.9 million decrease in property, plant and equipment, net; a $0.3 million decrease in long-term deferred tax assets; and a $1.2 million increase in retained deficit.

As of June 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in an immaterial decrease in accounts receivable, net; a $2.6 million decrease in other current assets, a $0.6 million increase in long-term deferred tax assets; and a $2.0 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $1.1 million decrease in property, plant and equipment, net, a $0.2 million decrease in long-term deferred tax assets; and a $1.3 million increase in retained deficit.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2019			As of September 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

ASSETS
Current Assets:
Cash	$38,703	$—	$38,703	$57,525	$—	$57,525
Accounts receivable, net of allowances	153,190	—	153,190	151,196	(689)	150,507	a
Inventories	90,186	—	90,186	93,195	—	93,195
Other current assets	24,496	(9,599)	14,897	14,137	(3,691)	10,446	a
Total current assets	306,575	(9,599)	296,976	316,053	(4,380)	311,673
Property, plant and equipment, net of accumulated depreciation	73,059	(1,414)	71,645	63,000	(1,035)	61,965	b
Operating lease right-of-use assets, net	23,333	—	23,333	—	—	—
Goodwill	25,188	—	25,188	7,374	—	7,374
Intangible assets, net of accumulated amortization	28,841	—	28,841	12,987	—	12,987
Deferred income taxes, net	12,061	2,056	14,117	11,742	757	12,499	a, b
Other assets	2,394	—	2,394	3,814	—	3,814
Total assets	$471,451	$(8,957)	$462,494	$414,970	$(4,658)	$410,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,835	$—	$88,835	$91,582	$—	$91,582
Current operating lease liabilities	5,485	—	5,485	—	—	—
Accrued liabilities and other	38,885	—	38,885	34,400	—	34,400
Current portion of long-term debt	3,335	—	3,335	3,217	—	3,217
Total current liabilities	136,540	—	136,540	129,199	—	129,199
Long-term debt	154,950	—	154,950	161,340	—	161,340
Operating lease liabilities	19,192	—	19,192	—	—	—
Pension and other post-retirement liabilities	13,417	—	13,417	14,534	—	14,534
Other long-term liabilities	7,607	—	7,607	4,582	—	4,582
Total liabilities	331,706	—	331,706	309,655	—	309,655
Stockholders’ Equity:
Preferred stock, $.01 par value	—	—	—	—	—	—
Common stock, $.01 par value	319	—	319	304	—	304
Treasury stock, at cost	(10,245)	—	(10,245)	(9,114)	—	(9,114)
Additional paid-in capital	245,207	—	245,207	242,167	—	242,167
Retained deficit	(43,816)	(8,957)	(52,773)	(79,452)	(4,658)	(84,110)	a, b
Accumulated other comprehensive loss	(51,720)	—	(51,720)	(48,590)	—	(48,590)
Total stockholders’ equity	139,745	(8,957)	130,788	105,315	(4,658)	100,657
Total liabilities and stockholders’ equity	$471,451	$(8,957)	$462,494	$414,970	$(4,658)	$410,312

As of September 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $9.6 million decrease in other current assets; a $0.5 million decrease in property, plant and equipment, net; a $2.3 million increase in long-term deferred tax assets; a $7.8 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.9 million decrease in property, plant and equipment, net; a $0.3 million decrease in long-term deferred tax assets; and a $1.2 million increase in retained deficit

As of September 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.7 million decrease in accounts receivable, net; a $3.7 million decrease in other current assets; a $1.0 million increase in long-term deferred tax assets; and a $3.4 million increase in retained deficit.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $1.0 million decrease in property, plant and equipment, net; a $0.3 million decrease in long-term deferred tax assets; and a $1.3 million increase in retained deficit.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$243,164	$—	$243,164
Cost of Revenues	208,604	1,471	210,075	a, b
Gross profit	34,560	(1,471)	33,089
Selling, General and Administrative Expenses	15,199	—	15,199
Amortization Expense	321	—	321
Operating Income (Loss)	19,040	(1,471)	17,569
Interest and Other Expense	4,396	—	4,396
Income before provision for income taxes	14,644	(1,471)	13,173	a, b
Provision for Income Taxes	3,514	(327)	3,187	a, b
Net Income (Loss)	$11,130	$(1,144)	$9,986
Income (Loss) per share attributable to common stockholders:
Basic	$0.36	$(0.04)	$0.33
Diluted	$0.36	$(0.04)	$0.33
Weighted average common shares outstanding:
Basic	30,513	30,513	30,513
Diluted	30,694	30,694	30,694

For the three months ended March 31, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.5 million increase in cost of revenues; a $0.3 million decrease in provision for income taxes; and a $1.1 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$243,190	$—	$243,190	$486,354	$—	$486,354
Cost of Revenues	209,407	1,347	210,754	418,011	2,818	420,829	a, b
Gross profit	33,783	(1,347)	32,436	68,343	(2,818)	65,525
Selling, General and Administrative Expenses	16,248	—	16,248	31,447	—	31,447
Amortization Expense	322	—	322	643	—	643
Operating Income (Loss)	17,213	(1,347)	15,866	36,253	(2,818)	33,435
Interest and Other Expense	7,490	—	7,490	11,886	—	11,886
Income before provision for income taxes	9,723	(1,347)	8,376	24,367	(2,818)	21,549	a, b
Provision for Income Taxes	2,546	(316)	2,230	6,060	(643)	5,417	a, b
Net Income (Loss)	$7,177	$(1,031)	$6,146	$18,307	$(2,175)	$16,132
Income (Loss) per share attributable to common stockholders:
Basic	$0.23	$(0.03)	$0.20	$0.60	$(0.07)	$0.53
Diluted	$0.23	$(0.03)	$0.20	$0.60	$(0.07)	$0.52
Weighted average common shares outstanding:
Basic	30,547	30,547	30,547	30,530	30,530	30,530
Diluted	30,824	30,824	30,824	30,731	30,731	30,731

For the three months ended June 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.4 million increase in cost of revenues; a $0.3 million decrease in provision for income taxes; and a $1.0 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

For the six months ended June 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $2.9 million increase in cost of revenues; a $0.7 million decrease in provision for income taxes; and a $2.2 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; an immaterial increase in provision for income taxes; and a $0.1 million increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$225,399	$—	$225,399	$711,753	$—	$711,753
Cost of Revenues	194,195	1,760	195,955	612,206	4,578	616,784	a, b
Gross profit	31,204	(1,760)	29,444	99,547	(4,578)	94,969
Selling, General and Administrative Expenses	17,531	—	17,531	48,978	—	48,978
Amortization Expense	437	—	437	1,080	—	1,080
Operating Income (Loss)	13,236	(1,760)	11,476	49,489	(4,578)	44,911
Interest and Other Expense	3,800	—	3,800	15,686	—	15,686
Income before provision for income taxes	9,436	(1,760)	7,676	33,803	(4,578)	29,225	a, b
Provision for Income Taxes	916	(420)	496	6,976	(1,063)	5,913	a, b
Net Income (Loss)	$8,520	$(1,340)	$7,180	$26,827	$(3,515)	$23,312
Income (Loss) per share attributable to common stockholders:
Basic	$0.28	$(0.04)	$0.23	$0.88	$(0.12)	$0.76
Diluted	$0.28	$(0.04)	$0.23	$0.87	$(0.11)	$0.76
Weighted average common shares outstanding:
Basic	30,581	30,581	30,581	30,547	30,547	30,547
Diluted	30,852	30,852	30,852	30,829	30,829	30,829

For the three months ended September 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.8 million increase in cost of revenues; a $0.4 million decrease in provision for income taxes; and a $1.3 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

For the nine months ended September 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $4.7 million increase in cost of revenues; a $1.1 million decrease in provision for income taxes; and a $3.6 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; an immaterial increase in provision for income taxes; and a $0.1 million increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$215,734	$—	$215,734
Cost of Revenues	184,912	532	185,444	a, b
Gross profit	30,822	(532)	30,290
Selling, General and Administrative Expenses	15,214	—	15,214
Amortization Expense	332	—	332
Operating Income (Loss)	15,276	(532)	14,744
Interest and Other Expense	1,750	—	1,750
Income before provision for income taxes	13,526	(532)	12,994	a, b
Provision for Income Taxes	3,673	(123)	3,550	a, b
Net Income (Loss)	$9,853	$(409)	$9,444
Income (Loss) per share attributable to common stockholders:
Basic	$0.33	$(0.01)	$0.31
Diluted	$0.32	$(0.01)	$0.31
Weighted average common shares outstanding:
Basic	30,219	30,219	30,219
Diluted	30,574	30,574	30,574

For the three months ended March 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.5 million increase in cost of revenues; a $0.1 million decrease in provision for income taxes; and a $0.4 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$233,391	$—	$233,391	$449,125	$—	$449,125
Cost of Revenues	197,806	681	198,487	382,718	1,213	383,931	a, b
Gross profit	35,585	(681)	34,904	66,407	(1,213)	65,194
Selling, General and Administrative Expenses	14,349	—	14,349	29,563	—	29,563
Amortization Expense	327	—	327	659	—	659
Operating Income (Loss)	20,909	(681)	20,228	36,185	(1,213)	34,972
Interest and Other Expense	3,213	—	3,213	4,963	—	4,963
Income before provision for income taxes	17,696	(681)	17,015	31,222	(1,213)	30,009	a, b
Provision for Income Taxes	4,501	(157)	4,344	8,174	(280)	7,894	a, b
Net Income (Loss)	$13,195	$(524)	$12,671	$23,048	$(933)	$22,115
Income (Loss) per share attributable to common stockholders:
Basic	$0.44	$(0.02)	$0.42	$0.76	$(0.03)	$0.73
Diluted	$0.43	$(0.02)	$0.42	$0.75	$(0.03)	$0.72
Weighted average common shares outstanding:
Basic	30,219	30,219	30,219	30,219	30,219	30,219
Diluted	30,513	30,513	30,513	30,543	30,543	30,543

For the three months ended June 30, 2018
(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.7 million increase in cost of revenues; a $0.2 million decrease in provision for income taxes; and a $0.5 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

For the six months ended June 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.3 million increase in cost of revenues; a $0.3 million decrease in provision for income taxes; and a $1.0 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; an immaterial increase in provision for income taxes; and a $0.1 million increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$225,010	$—	$225,010	$674,135	$—	$674,135
Cost of Revenues	192,833	1,699	194,532	575,551	2,912	578,463	a, b
Gross profit	32,177	(1,699)	30,478	98,584	(2,912)	95,672
Selling, General and Administrative Expenses	15,613	—	15,613	45,176	—	45,176
Amortization Expense	321	—	321	980	—	980
Operating Income (Loss)	16,243	(1,699)	14,544	52,428	(2,912)	49,516
Interest and Other Expense	3,442	—	3,442	8,405	—	8,405
Income before provision for income taxes	12,801	(1,699)	11,102	44,023	(2,912)	41,111	a, b
Provision for Income Taxes	218	(393)	(175)	8,392	(673)	7,719	a, b
Net Income (Loss)	$12,583	$(1,306)	$11,277	$35,631	$(2,239)	$33,392
Income (Loss) per share attributable to common stockholders:
Basic	$0.42	$(0.04)	$0.37	$1.18	$(0.07)	$1.11
Diluted	$0.41	$(0.04)	$0.37	$1.17	$(0.07)	$1.09
Weighted average common shares outstanding:
Basic	30,219	30,219	30,219	30,219	30,219	30,219
Diluted	30,638	30,638	30,638	30,575	30,575	30,575

For the three months ended September 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.7 million increase in cost of revenues; a $0.4 million decrease in provision for income taxes; and a $1.3 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

For the nine months ended September 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the corrections resulted in a $3.0 million increase in cost of revenues; a $0.7 million decrease in provision for income taxes; and a $2.3 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million decrease in cost of revenues; and a $0.1 million increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended December 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$223,602	$—	$223,602
Cost of Revenues	193,334	1,020	194,354	a, b
Gross profit	30,268	(1,020)	29,248
Selling, General and Administrative Expenses	15,503	—	15,503
Amortization Expense	320	—	320
Operating Income (Loss)	14,445	(1,020)	13,425
Interest and Other Expense	4,960	—	4,960
Income before provision for income taxes	9,485	(1,020)	8,465	a, b
Provision for Income Taxes	604	(236)	368	a, b
Net Income (Loss)	$8,881	$(784)	$8,097
Income (Loss) per share attributable to common stockholders:
Basic	$0.29	$(0.03)	$0.27
Diluted	$0.29	$(0.03)	$0.26
Weighted average common shares outstanding:
Basic	30,447	30,219	30,447
Diluted	30,543	30,543	30,543

For the three months ended December 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.0 million increase in cost of revenues; a $0.2 million decrease in provision for income taxes; and a $0.8 million decrease in net income.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial decrease in cost of revenues; an immaterial increase in provision for income taxes; and an immaterial increase in net income.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net income (loss)	$11,130	$(1,144)	$9,986	a, b
Other comprehensive income (loss):			—
Foreign currency translation adjustments	104	—	104
Minimum pension liability, net of tax	(649)	—	(649)
Derivative instrument	339	—	339
Other comprehensive income (loss)	(206)	—	(206)
Comprehensive income (loss)	$10,924	$(1,144)	$9,780

For the three months ended March 31, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.1 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net Income (Loss)	$7,177	$(1,031)	$6,146	$18,307	$(2,175)	$16,132	a, b
Other comprehensive income (loss):			—			—
Foreign currency translation adjustments	233	—	233	337	—	337
Minimum pension liability, net of tax	1,739	—	1,739	1,090	—	1,090
Derivative instrument	(17)	—	(17)	322	—	322
Other comprehensive income (loss)	1,955	—	1,955	1,749	—	1,749
Comprehensive income (loss)	$9,132	$(1,031)	$8,101	$20,056	$(2,175)	$17,881
For the three months ended June 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.0 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

For the six months ended June 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $2.2 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net Income (Loss)	$8,520	$(1,340)	$7,180	$26,827	$(3,515)	$23,312	a, b
Other comprehensive income (loss):			—			—
Foreign currency translation adjustments	(3,388)	—	(3,388)	(3,051)	—	(3,051)
Minimum pension liability, net of tax	(2,095)	—	(2,095)	(1,005)	—	(1,005)
Derivative instrument	(515)	—	(515)	(193)	—	(193)
Other comprehensive income (loss)	(5,998)	—	(5,998)	(4,249)	—	(4,249)
Comprehensive income (loss)	$2,522	$(1,340)	$1,182	$22,578	$(3,515)	$19,063

For the three months ended September 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.3 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

For the nine months ended September 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $3.6 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net income (loss)	$9,853	$(409)	$9,444	a, b
Other comprehensive income (loss):			—
Foreign currency translation adjustments	1,470	—	1,470
Minimum pension liability, net of tax	(338)	—	(338)
Derivative instrument	—	—	—
Other comprehensive income (loss)	1,132	—	1,132
Comprehensive income (loss)	$10,985	$(409)	$10,576

For the three months ended March 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.4 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net Income (Loss)	$13,195	$(524)	$12,671	$23,048	$(933)	$22,115	a, b
Other comprehensive income (loss):			—			—
Foreign currency translation adjustments	(5,304)	—	(5,304)	(3,834)	—	(3,834)
Minimum pension liability, net of tax	(594)	—	(594)	(932)	—	(932)
Derivative instrument	—	—	—	—	—	—
Other comprehensive income (loss)	(5,898)	—	(5,898)	(4,766)	—	(4,766)
Comprehensive income (loss)	$7,297	$(524)	$6,773	$18,282	$(933)	$17,349

For the three months ended June 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.5 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

For the six months ended June 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.0 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net Income (Loss)	$12,583	$(1,306)	$11,277	$35,631	$(2,239)	$33,392	a, b
Other comprehensive income (loss):			—			—
Foreign currency translation adjustments	(1,529)	—	(1,529)	(5,363)	—	(5,363)
Minimum pension liability, net of tax	(1,060)	—	(1,060)	(1,992)	—	(1,992)
Derivative instrument	—	—	—	—	—	—
Other comprehensive income (loss)	(2,589)	—	(2,589)	(7,355)	—	(7,355)
Comprehensive income (loss)	$9,994	$(1,306)	$8,688	$28,276	$(2,239)	$26,037

For the three months ended September 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.3 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

For the nine months ended September 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $2.3 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net income (loss)	$8,881	$(784)	$8,097	a, b
Other comprehensive income (loss):			—
Foreign currency translation adjustments	(312)	—	(312)
Minimum pension liability, net of tax	935	—	935
Derivative instrument	496	—	496
Other comprehensive income (loss)	1,119	—	1,119
Comprehensive income (loss)	$10,000	$(784)	$9,216

For the three months ended December 31, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.8 million decrease in net income. Refer to descriptions of the adjustments and their impacts to net income above.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income. Refer to descriptions of the adjustment and its impact to net income above.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$11,130	$(1,144)	$9,986	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,718	(37)	3,681	b
Provision for doubtful accounts	2,350	—	2,350
Non-cash amortization of debt financing costs	342	—	342
Shared-based compensation expense	761	—	761
Deferred income taxes	2,625	(327)	2,298	a, b
Non-cash loss / (gain) on derivative contracts	737	—	737
Change in other operating items:
Accounts receivable	(26,356)	—	(26,356)	a
Inventories	(4,739)	—	(4,739)
Prepaid expenses	(3,780)	1,508	(2,272)	a
Accounts payable	9,548	—	9,548
Other operating activities, net	(2,307)	—	(2,307)
Net cash provided by operating activities	(5,971)	—	(5,971)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,580)	—	(5,580)	a
Proceeds from disposal/sale of property, plant and equipment	20	—	20
Net cash used in investing activities	(5,560)	—	(5,560)
Cash Flows from Financing Activities:
Repayment of Term Loan	(5,244)	—	(5,244)
Other financing activities	(105)	—	(105)
Net cash used in financing activities	(5,349)	—	(5,349)

Effect of Foreign Currency Exchange Rate Changes on Cash	315	—	315

Net Decrease in Cash	(16,565)	—	(16,565)

Cash:
Beginning of period	70,913	—	70,913
End of period	$54,348	$—	$54,348
Supplemental Cash Flow Information:
Cash paid for interest	$3,373	$—	$3,373
Cash paid for income taxes, net	$2,593	$—	$2,593
Unpaid purchases of property and equipment included in accounts payable	$233	$—	$233

For the three months ended March 31, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.1 million decrease in net income; a $0.3 million decrease in deferred income tax; and a $1.5 million decrease in change in prepaid expenses.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income; an immaterial decrease in depreciation expense; and an immaterial increase in deferred income tax.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$18,307	$(2,175)	$16,132	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,058	(74)	6,984	b
Provision for doubtful accounts	3,396	—	3,396
Non-cash amortization of debt financing costs	685	—	685
Shared-based compensation expense	1,479	—	1,479
Deferred income taxes	2,906	(643)	2,263	a, b
Non-cash loss / (gain) on derivative contracts	1,823	—	1,823
Change in other operating items:
Accounts receivable	(26,552)	—	(26,552)	a
Inventories	(462)	—	(462)
Prepaid expenses	(5,491)	2,990	(2,501)	a
Accounts payable	6,563	—	6,563
Other operating activities, net	(1,061)	—	(1,061)
Net cash provided by operating activities	8,651	98	8,749
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,702)	(98)	(12,800)	a
Proceeds from disposal/sale of property, plant and equipment	20	—	20
Net cash used in investing activities	(12,682)	(98)	(12,780)
Cash Flows from Financing Activities:
Repayment of Term Loan	(6,338)	—	(6,338)
Other financing activities	(222)	—	(222)
Net cash used in financing activities	(6,560)	—	(6,560)

Effect of Foreign Currency Exchange Rate Changes on Cash	199	—	199

Net Decrease in Cash	(10,392)	—	(10,392)

Cash:
Beginning of period	70,913	—	70,913
End of period	$60,521	$—	$60,521
Supplemental Cash Flow Information:
Cash paid for interest	$6,787	$—	$6,787
Cash paid for income taxes, net	$4,180	$—	$4,180
Unpaid purchases of property and equipment included in accounts payable	$526	$—	$526

For the six months ended June 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $2.2 million decrease in net income; a $0.7 million decrease in deferred income tax; a $3.0 million decrease in change in prepaid expenses; and a $0.1 million increase in purchases of property, plant and equipment.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income; a $0.1 million decrease in depreciation expense; and an immaterial increase in deferred income tax.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$26,827	$(3,515)	$23,312	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,976	(111)	10,865	b
Provision for doubtful accounts	5,000	—	5,000
Non-cash amortization of debt financing costs	1,030	—	1,030
Shared-based compensation expense	2,200	—	2,200
Deferred income taxes	2,903	(1,063)	1,840	a, b
Non-cash loss / (gain) on derivative contracts	2,092	—	2,092
Change in other operating items:
Accounts receivable	(24,765)	(689)	(25,454)	a
Inventories	1,191	—	1,191
Prepaid expenses	(7,458)	4,851	(2,607)	a
Accounts payable	3,272	—	3,272
Other operating activities, net	5,767	—	5,767
Net cash provided by operating activities	29,035	(527)	28,508
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(19,270)	527	(18,743)	a
Proceeds from disposal/sale of property, plant and equipment	20	—	20
Payments for acquisitions	(34,000)	—	(34,000)
Net cash used in investing activities	(53,250)	527	(52,723)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	8,500	—	8,500
Repayment of Revolving Credit Facility	(8,500)	—	(8,500)
Repayment of Term Loan	(6,338)	—	(6,338)
Other financing activities	(381)	—	(381)
Net cash used in financing activities	(6,719)	—	(6,719)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,276)	—	(1,276)

Net Decrease in Cash	(32,210)	—	(32,210)

Cash:
Beginning of period	70,913	—	70,913
End of period	$38,703	$—	$38,703
Supplemental Cash Flow Information:
Cash paid for interest	$10,212	$—	$10,212
Cash paid for income taxes, net	$5,530	$—	$5,530
Unpaid purchases of property and equipment included in accounts payable	$155	$—	$155

For the nine months ended September 30, 2019

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $3.6 million decrease in net income; a $1.1 million decrease in deferred income tax; a $0.7 million increase in change in accounts receivable; a $4.9 million decrease in change in prepaid expenses; and a $0.5 million decrease in purchases of property, plant and equipment.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income; a $0.1 million decrease in depreciation expense; and an immaterial increase in deferred income tax.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$9,853	$(409)	$9,444	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	3,813	(37)	3,776	b
Provision for doubtful accounts	2,637	—	2,637
Non-cash amortization of debt financing costs	350	—	350
Shared-based compensation expense	673	—	673
Deferred income taxes	2,304	(123)	2,181	a, b
Non-cash loss / (gain) on derivative contracts	(2,489)	—	(2,489)
Change in other operating items:
Accounts receivable	(34,884)	—	(34,884)
Inventories	5,261	—	5,261
Prepaid expenses	(2,065)	569	(1,496)	a
Accounts payable	(2,105)	—	(2,105)
Other operating activities, net	(3,363)	—	(3,363)
Net cash provided by operating activities	(20,015)	—	(20,015)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,716)	—	(1,716)
Net cash used in investing activities	(1,716)	—	(1,716)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	36,500	—	36,500
Repayment of Revolving Credit Facility	(29,000)	—	(29,000)
Repayment of Term Loan	(1,094)	—	(1,094)
Net cash used in financing activities	6,406	—	6,406

Effect of Foreign Currency Exchange Rate Changes on Cash	989	—	989

Net Decrease in Cash	(14,336)	—	(14,336)

Cash:
Beginning of period	52,244	—	52,244
End of period	$37,908	$—	$37,908
Supplemental Cash Flow Information:
Cash paid for interest	$3,408	$—	$3,408
Cash paid for income taxes, net	$808	$—	$808
Unpaid purchases of property and equipment included in accounts payable	$49	$—	$49

For the three months ended March 31, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $0.4 million decrease in net income; a $0.1 million decrease in deferred income tax; and a $0.5 million decrease in change in prepaid expenses.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in an immaterial increase in net income; an immaterial decrease in depreciation expense; and an immaterial increase in deferred income tax.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$23,048	$(933)	$22,115	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,748	(74)	7,674	b
Provision for doubtful accounts	3,829	—	3,829
Non-cash amortization of debt financing costs	701	—	701
Shared-based compensation expense	1,517	—	1,517
Deferred income taxes	6,676	(280)	6,396	a, b
Non-cash loss / (gain) on derivative contracts	(2,161)	—	(2,161)
Change in other operating items:
Accounts receivable	(47,334)	28	(47,306)	a
Inventories	7,010	—	7,010
Prepaid expenses	(3,766)	1,259	(2,507)	a
Accounts payable	2,845	—	2,845
Other operating activities, net	788	—	788
Net cash provided by operating activities	901	—	901
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,158)	—	(5,158)
Net cash used in investing activities	(5,158)	—	(5,158)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	80,500	—	80,500
Repayment of Revolving Credit Facility	(80,500)	—	(80,500)
Repayment of Term Loan	(2,188)	—	(2,188)
Net cash used in financing activities	(2,188)	—	(2,188)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,125)	—	(1,125)

Net Decrease in Cash	(7,570)	—	(7,570)

Cash:
Beginning of period	52,244	—	52,244
End of period	$44,674	$—	$44,674
Supplemental Cash Flow Information:
Cash paid for interest	$6,937	$—	$6,937
Cash paid for income taxes, net	$1,693	$—	$1,693
Unpaid purchases of property and equipment included in accounts payable	$416	$—	$416

For the six months ended June 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $1.0 million decrease in net income; a $0.3 million decrease in deferred income tax; an immaterial increase in change in accounts receivable; and a $1.3 million decrease in change in prepaid expenses.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income; a $0.1 million decrease in depreciation expense; and an immaterial increase in deferred income tax.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$35,631	$(2,239)	$33,392	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	11,787	(111)	11,676	b
Provision for doubtful accounts	6,448	—	6,448
Non-cash amortization of debt financing costs	1,054	—	1,054
Shared-based compensation expense	2,297	—	2,297
Deferred income taxes	9,042	(673)	8,369	a, b
Non-cash loss / (gain) on derivative contracts	(2,842)	—	(2,842)
Change in other operating items:			—
Accounts receivable	(51,076)	687	(50,389)	a
Inventories	4,507	—	4,507
Prepaid expenses	(4,462)	2,336	(2,126)	a
Accounts payable	6,653	—	6,653
Other operating activities, net	1,000	—	1,000
Net cash provided by operating activities	20,039	—	20,039
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,823)	—	(9,823)
Proceeds from disposal/sale of property, plant and equipment	18	—	18
Net cash used in investing activities	(9,805)	—	(9,805)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	80,500	—	80,500
Repayment of Revolving Credit Facility	(80,500)	—	(80,500)
Repayment of Term Loan	(3,281)	—	(3,281)
Net cash used in financing activities	(3,281)	—	(3,281)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,672)	—	(1,672)

Net Decrease in Cash	5,281	—	5,281

Cash:
Beginning of period	52,244	—	52,244
End of period	$57,525	$—	$57,525
Supplemental Cash Flow Information:
Cash paid for interest	$10,421	$—	$10,421
Cash paid for income taxes, net	$2,081	$—	$2,081
Unpaid purchases of property and equipment included in accounts payable	$132	$—	$132

For the nine months ended September 30, 2018

(a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $2.3 million decrease in net income; a $0.7 million decrease in deferred income tax; a $0.7 million increase in change in accounts receivable; and a $2.3 million decrease in change in prepaid expenses.

(b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income; a $0.1 million decrease in depreciation expense; and an immaterial increase in deferred income tax.

20.     Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. These actions were initiated in 2019 and are expected to continue through 2020. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities.

Total pre-tax costs associated with these actions are estimated to be $5 million to $7 million and are expected to lower operating costs beginning in the first quarter of 2020. A summary of the costs incurred in the year ended December 31, 2019 follows:

	2019
	Employee Costs	Facility Exit and Other Costs	Total
Electrical Systems	$1,820	$339	$2,159
Global Seating	489	—	489
Corporate	310	—	310
Total	$2,619	$339	$2,958
Of the $3.0 million incurred in the year ended December 31, 2019, $2.2 million was recorded in cost of revenues and $0.8 million was recorded in selling, general and administrative expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on matters of accounting and financial disclosures or reportable events.

Item 9A.	Controls and Procedures
Restatement of Previously Issued Financial Statements

As described in Note 2 of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K, on March 12, 2020, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, and discussing such recommendations with outside SEC counsel and KPMG, LLP, the Company's independent registered public accounting firm, concluded that our audited consolidated financial statements as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019, should no longer be relied upon due to misstatements. Accordingly, the consolidated financial statements for the year ended December 31, 2018, selected financial data (Item 6. "Selected Financial Data") and relevant unaudited interim financial information for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, September 30, 2019 and 2018, and December 31, 2018 included within this Annual Report on Form 10-K have been restated.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act,") as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019 our disclosure controls and procedures were not effective as a result of the material weaknesses discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining, under the direction of our chief executive officer and chief financial officer and supervision of the Board of Directors, adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We have excluded from our assessment of internal control over financial reporting at December 31, 2019 the internal control over financial reporting of FSE, the assets of which were acquired in 2019 (see Note 5 in Item 8 of this Annual Report on Form 10-K). As of and for the year ended December 31, 2019, the assets and revenue represented by the acquired business was $46.9 million and $12.8 million, respectively.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 as a result of the material weaknesses discussed below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified errors in the accounting for prepaid production tooling (presented in other current assets in the Consolidated Balance Sheets), construction-in-progress and miscellaneous accounts receivable (presented in accounts receivable, net in the Consolidated Balance Sheets) in one manufacturing facility. These errors resulted from material weaknesses due to an ineffective risk management process that resulted in ineffectively designed controls over balance sheet account reconciliations and review of manual journal entries.

The three material weaknesses identified resulted in material misstatements that have been corrected in the consolidated financial statements filed as part of this Annual Report on Form 10-K (Item 8. “Financial Statements and Supplementary Data”, Note 2).

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting, which expressed an adverse opinion on the effectiveness of our internal control over financial reporting

Remediation Plan and Status

The Company has developed a remediation plan which includes, but is not limited to, an assessment of the Company’s processes and controls over balance sheet account reconciliations, manual journal entries and risk assessment. Based on the results of that assessment, we intend to undertake such measures as deemed necessary, including:

1) enhancing the design of the balance sheet account reconciliation process to better enable the proper and timely review of balance sheet account reconciliations, including the supporting documentation thereto;

2) enhancing the design of the manual journal entry process to better enable the proper and timely review of manual journal entries, including the supporting documentation thereto; and

3) enhancing the Company’s risk assessment process to reduce the risk of financial misstatements.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 9A, it is possible that additional remediation steps will be necessary. As we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
Other than described above in this Item 9A, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Commercial Vehicle Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II; Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to an ineffective risk assessment process that resulted in ineffectively designed controls over balance sheet account reconciliations and review of manual journal entries have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired First Source Electronics, LLC (FSE) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, FSE’s internal control over financial reporting associated with total assets of $46.9 million and total revenues of $12.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of FSE.

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

/s/ KPMG LLP
Columbus, Ohio
March 16, 2020

Item 9B.	Other Information
On March 12, 2020, the Board of Directors of the Company, approved adjustments to the Company’s manufacturing facility footprint and capacity utilization, and selling, general and administrative costs. These restructuring and cost reduction actions are expected to lower operating costs by $5 million to $7 million annually when fully implemented by early 2021. Pre-tax costs associated with these actions are expected to be $6 million to $8 million, the majority of which is employee-related separation costs and other costs associated with the transfer of manufacturing production and subsequent closure of facilities.

The amounts and timing may vary materially based upon various factors. See “Forward-Looking Information” and Risk Factors in this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A.	Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 16, 2020:

Name	Age	Principal Position(s)
Robert C. Griffin	72	Chairman and Director
Patrick E. Miller	52	President, Chief Executive Officer and Director
Harold C. Bevis	60	Director
Roger L. Fix	65	Director
Wayne M. Rancourt	57	Director
Janice E. Stipp	60	Director
The following biographies describe the business experience of our directors:

Robert C. Griffin has served as a Director since July 2005, and was elected Chairman in 2019. Mr. Griffin’s career spanned over 25 years in the financial sector until he retired from Barclays Capital, where from June 2000 to March 2002 he was Head of Investment Banking, Americas and a member of the Management Committee. Prior to joining Barclays Capital, Mr. Griffin was a member of the Executive Committee for the Montgomery Division of Banc of America Securities and held a number of positions with Bank of America, including Group Executive Vice President and Head of Global Debt Capital Raising and as a Senior Management Council Member. Since 2005, he has served on a number of boards, both public and private, including during the last five years, the boards of the following public companies: The J.G. Wentworth Company (ending in 2018), and Builders FirstSource, Inc. (ending in 2019).
Qualifications: Mr. Griffin has a broad understanding of the financial and investment world. He has over sixteen years of experience in senior and executive management positions with large corporations which included responsibility for determining and executing successful strategies. Mr. Griffin has also served as Chairman of the Board of Directors of another public company, been on numerous committees of each company where he has served as a Director and brings a depth of knowledge about corporate governance from those roles to his service on the Board of Commercial Vehicle Group. Mr. Griffin earned a Master of Business Administration degree from Northwest University and a Bachelor of Science degree in Finance from Miami University.

Patrick E. Miller has served as President and Chief Executive Officer and a Director since November 2015. Mr. Miller, who most recently was President of the Company’s Global Truck & Bus Segment, has been with the Company since 2005. During this time, he served in the capacity of Senior Vice President & General Manager of Aftermarket; Senior Vice President of Global Purchasing; Vice President of Global Sales; Vice President & General Manager of North American Truck and Vice President & General Manager of Structures. As of December 2018, Mr. Miller was appointed to the board of directors for Federal Signal Corporation, where he serves as a member of the Audit Committee. Prior to joining the Company, Mr. Miller held engineering, sales, and operational leadership positions with Hayes Lemmerz International, Alcoa, Inc. and ArvinMeritor.
Qualifications: Mr. Miller has broad operational and management experience. He has over 21 years of experience in senior and executive management positions with multi-national corporations including responsibility for determining and executing successful strategies. Prior to becoming President and Chief Executive Officer, Mr. Miller managed many aspects of the Company’s operations and commercial activities at a senior level. Mr. Miller holds a Master of Business Administration degree from the Harvard University Graduate School of Business and a Bachelor of Science degree in Industrial Engineering from Purdue University.

Harold C. Bevis has served as a Director since June 2014. He has 25 years of business leadership experience, 21 years of Director experience, including over 15 years as a CEO. He was a business leader at both GE and Emerson Electric. He has led or directed 8 businesses in 6 industries, 150+ operating facilities in 22 countries, 12 new business/new plant startups, 11 acquisitions, 25+ global refinancings, and 24 business/plant expansions. Mr. Bevis has been Chairman and CEO of Boxlight Corporation since January 2020 and has been a Director since March 2018. From October 2017 to February 2019, Mr. Bevis served as President of OmniMax International. From August 2012 to April 2017, Mr. Bevis served as President, Chief Executive Officer and Director of Xerium Technologies, Inc.
Qualifications: Mr. Bevis has broad operational, management and governance experience. He has over 25 years of experience in senior and executive management positions with multi-national corporations including responsibility for determining and executing successful strategies. Mr. Bevis has also served on eight Boards of Directors and on Audit, Compensation and Governance Committees of Boards. Mr. Bevis earned a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree in Industrial Engineering from Iowa State University.

Roger L. Fix has served as a Director since June 2014. He served as a member of the Board of Directors of Standex International Corporation from 2001 until 2017, when he retired from the Standex board. He served as Non-Executive Chairman from 2014 to 2016, and President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s President and Chief Operating Officer from 2001 to 2003. Prior to joining Standex, Mr. Fix held a number of general management positions at Emerson Electric, the TI Group, plc and TRW over a period of more than 20 years. Mr. Fix has served as a Director of Flowserve Corporation since 2006 where he was Chairman of the Corporate Nominating and Governance Committee and a member of the Compensation, Finance and Audit Committees. Mr. Fix currently serves as the Non-Executive Chairman of the Board of Flowserve Corporation. Mr. Fix currently serves as a Director of Thermon Holdings, where he serves as a member of the Compensation, Finance and Corporate Governance Committees.

Qualifications: Mr. Fix has broad operational, management and governance experience. He has over 35 years of experience in senior and executive management positions with multi-national corporations which included responsibility for determining and executing successful strategies. Mr. Fix has also served on several public company Boards and on Audit, Compensation, Finance and Governance Committees of Boards. Mr. Fix earned a Master’s degree in Mechanical Engineering from the University of Texas and a Bachelor of Science degree in Mechanical Engineering from the University of Nebraska.

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
Qualifications: Mr. Rancourt brings strong financial expertise to the Board through his experience in various finance roles. He has over 30 years of experience in senior and executive management positions in the finance field which includes responsibility for determining and executing successful strategies. Mr. Rancourt, in addition to being a member of Audit and Compensation Committees, has also served on the Nominating and Governance Committee of the Company. Mr. Rancourt received a Bachelor of Science degree in Accounting from Central Washington University.

Janice E. Stipp has served as a Director since February 2019. Ms. Stipp has over 36 years of financial and accounting experience including as chief financial officer of both public and private companies. In May 2018, Ms. Stipp retired as Senior Vice President, Chief Financial Officer and Treasurer for Rogers Corporation, a global leader in engineered materials solutions. Prior to joining Rogers Corporation in November 2015, Ms. Stipp was Executive Vice President, Chief Financial Officer and Treasurer for Tecumseh Products Company. She has also previously served as the Chief Financial Officer for Revstone Industries LLC; Acument Global Technologies, Inc., a Platinum Equity portfolio company; and GDX Automotive, a Cerberus Equity portfolio company. Ms. Stipp currently serves as a Director of ArcBest Corporation, SAPPI, and is on the Michigan State University Foundation Board.
Qualifications: Ms. Stipp brings strong financial expertise to the Board through her experience in various finance and accounting roles at both public and private companies. She has over 36 years of experience in senior and executive management positions in finance and accounting fields that included responsibility for determining and executing successful strategies. Ms. Stipp earned a Master of Business Administration degree from Wayne State University and a Bachelor of Arts degree in Accounting from Michigan State University. Ms. Stipp also received her Certified Public Accountant certification and Chartered Global Management Accountant certification.

B.	Executive Officers
Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
There are no family relationships between any of our directors or executive officers.

C.	Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2020 Proxy Statement.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2019 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2020 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2019:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2014 Equity Incentive Plan approved by security holders	—	$—	2,067,434
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2020 Proxy Statement.

Item 13	Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 - Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2020 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules
(1)LIST OF FINANCIAL STATEMENT SCHEDULES
The following financial statement schedule of the Corporation and its subsidiaries is included herein:
Schedule II - Valuation and Qualifying Accounts and Reserves.
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019, 2018 and 2017
Accounts Receivable Allowances:
Activity for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Balance - Beginning of the year	$5,139	$5,242	$3,881
Provisions	6,861	7,327	5,488
Utilizations	(7,357)	(7,392)	(4,264)
Currency translation adjustment	(9)	(38)	137
Balance - End of the year	$4,634	$5,139	$5,242
Income Tax Valuation Allowance:
Activity for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Balance - Beginning of the year	14,665	$15,021	$12,546
Provisions	706	874	2,506
Utilizations	(3,379)	(1,230)	(31)
Balance - End of the year	11,992	$14,665	$15,021
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

4.11	Description of Securities.

Exhibit No.	Description

10.1*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.2*	Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company proxy statement on Form Schedule 14A (File No. 001-34365), filed on April 11, 2014).

10.3*	Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company's current report on Form 8-K (File No. 001-34365), filed on May 17, 2017).

10.4*	Commercial Vehicle Group, Inc. 2017 Annual Incentive Plan (incorporated by reference from the Company current report on Form 10-Q (File No. 001-34365), filed on May 5, 2017).

10.5*	Commercial Vehicle Group, Inc. Annual Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 14, 2018).

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

10.20*	Offer letter, dated May 25, 2017, to Douglas Bowen.

10.21*	Change in Control & Non-Competition Agreement dated November 7, 2017 with Douglas Bowen.

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Patrick E. Miller, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Patrick E. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by C. Timothy Trenary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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
Patrick E. Miller
President and Chief Executive Officer
Date: March 16, 2020
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2020.

Signature	Title

/s/ Robert C. Griffin	Chairman and Director
Robert C. Griffin

/s/ Patrick E. Miller	President, Chief Executive Officer
Patrick E. Miller	(Principal Executive Officer) and Director

/s/ Harold C. Bevis	Director
Harold C. Bevis

/s/ Roger L. Fix	Director
Roger L. Fix

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ Janice E. Stipp	Director
Janice E. Stipp

/s/ C. Timothy Trenary	Chief Financial Officer
C. Timothy Trenary	(Principal Financial Officer)

/s/ Stacie N. Fleming	Chief Accounting Officer
Stacie N. Fleming	(Principal Accounting Officer)