Form 10-K/A
period 2019-12-31
Commercial Vehicle Group, Inc.
filed 2020-05-04
CIK 1290900

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
As of March 16, 2020, 31,327,663 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
None.

Explanatory Note
Commercial Vehicle Group, Inc., a Delaware corporation (“CVG” or "Company" or “we”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original 10-K Filing”) with the Securities and Exchange Commission on March 16, 2020. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) that we expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the definitive 2020 Proxy Statement was not filed with the Commission before such date, the Company is filing this Amendment No. 1 to the Original 10-K Filing (this “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K.
Except for the addition of Part III information and the filing of new certifications by our principal executive officer and principal financial officer, this Form 10-K/A does not amend or otherwise update any other information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

COMMERCIAL VEHICLE GROUP, INC.
2019 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
Our Board currently has five independent members and one non-independent member, our President and CEO. Information regarding our directors is set forth below:

Name	Age	Position
Robert C. Griffin (4)	72	Chairman and Director
Harold M. Bevis	60	President, Chief Executive Officer and Director
Roger L. Fix (1)(3)(4)	66	Director
Wayne M. Rancourt (1)(2)(3)(4)	57	Director
James R. Ray, Jr. (1)(2)(4)	56	Director
Janice E. Stipp (2)(3)(4)	60	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Nominating, Governance & Sustainability Committee.

(4)	Independent Director as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ Marketplace Rules”).

There are no family relationships between or among any of our directors or executive officers. Stock ownership information is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” and is based upon information furnished by the respective individuals.
Our directors draw on their leadership experience from a wide variety of industries and their expertise in manufacturing, operations, financial and compliance matters to serve our company and our stockholders. The directors also serve as counselors to and critics of management.

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

Qualifications: Mr. Griffin has a broad understanding of the financial and investment world. He has over sixteen years of experience in senior and executive management positions with large corporations which included responsibility for determining and executing successful strategies. Mr. Griffin has also served as Chairman of the Board of Directors of another public company, been on numerous committees of each company where he has served as a Director and brings a depth of knowledge about corporate governance from those roles to his service on the Board of Commercial Vehicle Group. Mr. Griffin earned a Master of Business Administration degree from Northwestern University and a Bachelor of Science degree in Finance from Miami University.

Harold C. Bevis has served as President and Chief Executive Officer since March 2020 and as a Director since June 2014. He brings 30 years of leadership experience to the position, including 20 years of experience as a business leader with leadership assignments at GE and Emerson Electric; and 14 years of experience as a CEO, President and Director of global manufacturing companies. He has worked in public companies for 15 years and private companies for 15 years. Mr. Bevis served as President, Chief Executive Officer and Director of Xerium Technologies, Inc. (NYSE:XRM) from August 2012 to April 2017, and served as Chairman and CEO of Boxlight Corporation from January 2020 to March 2020 and served as a Director of Boxlight Corporation from March 2018 to March 2020.

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

James R. Ray, Jr. has served as Director since March 2020. He currently serves as President, Engineered Fastening at Stanley Black & Decker, Inc. where he has held various global industrial P&L and operational leadership roles since 2013. Prior to Stanley Black & Decker, Mr. Ray spent more than 25 years in global P&L and engineering leadership roles at TE Connectivity, Delphi and GM.

Qualifications: Mr. Ray brings extensive expertise in electronics and electrical engineering within global industrial and automotive operations which is closely aligned with CVG’s long-term growth strategy. Mr. Ray earned a Master of Science degree in Manufacturing Management from Kettering University and a Bachelor of Science degree in Electrical and Electronics Engineering from Howard University.

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

Executive Officers
The names of executive officers of the Company and their ages, titles and biographies are incorporated by reference from Item 1 of Part I of the Original 10-K Filing.

Delinquent Section 16 Filings

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of securities ownership and changes in such ownership with the SEC.

Based on a review of such reports, we believe, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the last fiscal year, except Ms. Stacie N. Fleming and Messrs. Miller, Trenary and McKillop failed to timely file a Form 4 with respect to one transaction each, but such report was filed five days after the due date.

Company Code of Ethics
The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of the Code of Ethics is posted on our website at www.cvgrp.com. If we waive any provision of our Code of Ethics for our Board or our executive officers or make material changes to our Code of Ethics, we will disclose that fact on our website within four business days.

Audit Committee
Our Audit Committee is comprised of Ms. Stipp and Messrs. Ray, and Rancourt (Chairman), all of whom are independent under the heightened independence standard required for audit committee members by the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Each of Ms. Stipp and Mr. Rancourt qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Item 11.    Executive Compensation
Compensation Policies and Practices

Our compensation philosophy is based on the premise of attracting and retaining exceptional leaders who will deliver the Company’s annual business plan, execute our long term strategy, and meet the expectations of our investors, customers, and employees. The Compensation Committee (as used in this section, the "Committee"), which is comprised entirely of independent directors, has a pay for performance philosophy that is reflected in our compensation plan designs and places a majority of each executive officer’s total compensation at risk each year. Our compensation plans are designed to provide appropriate incentives without encouraging excessive risk taking. The performance goals and objectives to which incentive awards are tied are purely financial and are designed to encourage growth and innovation without rewarding excessive or unnecessary risk taking. The Committee sets a minimum performance threshold and a maximum payment limit on incentive award opportunities each year. The Committee has also adopted executive stock ownership guidelines, an anti-hedging policy, and a clawback policy to further mitigate inappropriate risk taking.

Fiscal 2019 was a challenging year for the Company. Our financial performance as measured by the Bonus Plan metrics for 2019 was below threshold for Operating Profit Margin and below target for Revenue and Operating Working Capital as a Percent of Sales, and these outcomes were reflected in the variable compensation paid to our NEOS, including a decision by the Compensation Committee that no annual incentive payments would be made to the NEOs for 2019. Our executive compensation programs will continue to place considerable emphasis on variable compensation to encourage a rapid response to challenging business conditions in our cyclical markets and align NEO pay with Company performance and long term shareholder value creation. The Committee believes the structure of our executive compensation program is appropriate and aligns with the Company's compensation philosophy and program objectives as detailed below.

We believe the philosophy behind our compensation structure for incentive eligible employees does not create risks that are reasonably likely to have a material adverse effect on the Company. The performance goals and objectives to which incentive awards are tied may include revenue growth, cash flow, operating and cost objectives, product development, efficient use of capital, and strategic initiatives to encourage growth and innovation, in each case without rewarding excessive or unnecessary risk taking. Bonus eligibility for 2019 was based solely on consolidated financial performance goals. The financial performance metrics designated by the Compensation Committee for the 2019 annual incentive plan included Revenues, Operating Profit Margin, and Operating Working Capital as a percent of Sales. Revenues and Operating Profit Margin are defined as used in our financial statements, adjusted for certain items. Operating Working Capital is determined by averaging quarterly working capital by sales, adjusted for certain extraordinary items. Working Capital is defined as accounts receivable plus inventory less accounts payable. The Compensation Committee sets a minimum performance threshold and a maximum payment limit on incentive award opportunities each year. The Compensation Committee has also adopted executive stock ownership guidelines, anti-hedging policies, and a Clawback Policy to further mitigate inappropriate risk taking.

Compensation Committee Interaction with Compensation Consultants

During 2019, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”), an executive compensation consulting firm. Meridian has been serving in an advisory capacity since August 2016 to assist with the Compensation Committee’s review of the compensation programs for our executive officers, non-employee directors and various aspects of this proxy statement. The Compensation Committee continues to retain Meridian in an advisory capacity relating to executive compensation. Although the Compensation Committee retains Meridian with Meridian reporting directly to the Chairman of the Compensation Committee, Meridian interacts directly with our executive officers when necessary and appropriate. Meridian’s advisory services included providing industry and compensation peer group benchmark data and presenting compensation plan design alternatives to the Compensation Committee for consideration. The Compensation Committee considered and assessed all factors specified under the applicable NASDAQ Marketplace Rules with respect to advisor independence and determined that Meridian was an independent executive compensation firm whose scope of work is limited to research and advisory services related to executive compensation, including the review of this proxy statement. Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Meridian.

Compensation Committee Interaction with Management

Certain of our officers, including but not limited to, our President and CEO, Chief Financial Officer and Treasurer, and Chief Human Resources Officer, may from time to time attend Compensation Committee meetings when executive compensation, company performance, team performance, individual performance or other matters are discussed and evaluated by Compensation Committee members. The executive officers are asked for their insights, ideas and recommendations on executive compensation matters during these meetings or at other times, and also provide updates on financial performance, corporate development activities, industry status and other factors that the Compensation Committee may consider when making decisions regarding our executive compensation programs.

Historically, the Chairman of the Compensation Committee has met with our President and CEO in the first quarter of the year to discuss his performance and provide a written performance appraisal of our President and CEO. On March 23, 2020, our then President & CEO, Patrick E. Miller, was separated from the Company prior to the completion of his performance appraisal.

Compensation Discussion and Analysis
Executive Summary
This Executive Summary provides an overview of the 2019 compensation programs for our named executive officers (the “NEOs”) and should be read in conjunction with the complete Compensation Discussion and Analysis (“CD&A”) in this report. For 2019, our NEOs included Messrs.:

•	Patrick E. Miller, former President and CEO;

•	C. Timothy Trenary, Executive Vice President, Chief Financial Officer and Treasurer;

•	Douglas F. Bowen, Senior Vice President and Managing Director, Global Seating

•	Dale M. McKillop, Outgoing Senior Vice President and Managing Director, Global Trim, Wipers and Structures

Our compensation programs are designed to balance annual and long-term organizational goals with the individual performance and contributions of the NEOs to ensure our executive compensation programs are closely aligned with the interests of our stockholders. The Compensation Committee uses multiple performance measures to ensure an appropriate mix of annual and long term incentives and to avoid over-weighting the Company's short term objectives. Each NEO has a significant portion of total compensation which is at-risk in any given year, and each NEO receives long-term cash and equity awards to encourage their retention and further align their interests with those of our stockholders.
Throughout 2019, the Committee continued to place primary emphasis on long-term and at-risk incentive compensation as follows:

•
On March 6, 2019, the Committee adopted challenging 2019 performance metrics for the Commercial Vehicle Group Bonus Plan (the “Bonus Plan”) that were purely financial in nature, with a minimum threshold of performance required for the payment of incentive awards and a cap on maximum payouts under the plan;

•	The Committee established a new performance period for LTIP awards. Historically, the performance period has been October - September. The new performance period is set to run concurrently with the business plan year from January - December to better align with annual financial outcomes. As a result, the Committee did not approve any time-vested restricted stock awards or long term cash incentive opportunities for the NEOs in the calendar year 2019; and

•	The Committee continued its practice of enforcing stock ownership requirements for our NEOs to encourage a long term personal stake in the Company’s success.

At our 2019 Annual Meeting of Stockholders held on May 16, 2019, the compensation of our NEOs was approved, on an advisory basis, by approximately 98% of our stockholders who voted on the matter. The Committee considered the results of this vote, which it viewed as strong investor support for our executive compensation philosophy and programs, but did not take any specific compensation actions in fiscal year 2019 in response to the executive compensation advisory vote. At the 2020 Annual Meeting of Stockholders, we will again hold an advisory vote to approve executive compensation.  The Committee will continue to consider the results of this vote and future advisory votes, which we view as an indicator of stockholder sentiment regarding our compensation philosophy, when contemplating executive compensation decisions and will continue to review and adjust our incentive programs as appropriate to align with our stockholders' interests.

In 2019, the key measures we used to determine our executives’ annual cash compensation were exclusively financial in nature and consisted of revenues, operating profit margin, and operating working capital as a percent of sales, adjusted for certain charges or credits primarily associated with currency translation and facility expansion or restructuring activities.

Leadership Transitions

On March 23, 2020 Harold Bevis succeeded Patrick Miller as President and CEO. The details of Mr. Miller's severance provisions are provided under the "Post Termination Payments" section below.

In connection with Mr. Bevis' appointment as President and CEO, he will be paid a base salary of $500,000 and be entitled to an annual incentive opportunity equal to 100% of base salary, prorated for 2020 based on hire date, and with a guaranteed minimum payout of $375,000 for the 2020 plan year only. For the 2020 plan year, Mr. Bevis’ long term incentive plan target is set at $1,800,000, on terms to be determined by the compensation committee of the Board, distributed as follows:
•    25%, or $450,000, will be issued in the form of time vested restricted stock units;
•    25%, or $450,000, will be issued in the form of performance shares tied to relative performance of TSR as compared to the established peer group. The performance shares will be settled in stock, with a payout that may range from 0% to 200% based on performance;
•    25%, or $450,000, will be issued in the form of restricted cash tied to relative performance of TSR as compared to the established peer group. Payouts may range from 0 – 200% based on performance; and
•    25%, or $450,000, will be in the form of a strategic two year discretionary cash award tied to the completion of agreed upon goals and objectives. The payout may range from 0% to 300% based on performance.

Mr. McKillop will be separated from the Company, effective May 15, 2020, without Cause. The details of Mr. McKillop's severance provisions are provided under the "Post Termination Payments" section below.

Compensation Philosophy, Objectives and Process
Compensation Philosophy and Objectives
Our executive compensation program is designed to align total compensation with the Company’s financial performance and each NEO’s individual performance and proficiencies, while also supporting our ability to attract, motivate, and retain NEOs capable of operating profitably throughout each business cycle. Each NEO has a substantial portion of total compensation at risk in any given year, and each NEO receives long-term cash and equity awards to closely align realized compensation with changes in shareholder value. This multi-year framework of cash and equity awards closely links total compensation to the creation of shareholder value and aligns the interests of our executives with those of our stockholders.
The specific objectives of our executive compensation program include:

•	Attracting and retaining highly-qualified executives who will embrace our values based culture and contribute to our long-term success;

•	Linking executive compensation to the achievement of our short- and long-term financial, strategic and operational objectives;

•	Aligning executive compensation with each executive’s individual contributions, performance, and level of responsibility; and

•	Fostering a culture of performance and accountability

The Committee has structured and refined our executive compensation programs based on these objectives, while also considering the long term, cyclical nature of our industry. We seek to balance the consideration of those measures our NEOs directly influence with the cyclical market forces that the Company and its executives cannot control. Our executive compensation program generally includes annual and long-term incentive opportunities, and provides for cash and equity-based awards, as well as salary and benefit programs that are competitive within our industry and revenue scope. In 2019, the Committee continued to employ a long-term executive compensation strategy that places primary emphasis on at-risk variable incentives and equity grants, including a long-term performance cash award tied to our Total Shareholder Return relative to an established peer group over a three year award period. The Committee is committed to paying executives for performance and rewarding an increase in long term shareholder value, while discouraging excessive risk taking. The Committee considers a number of factors when setting total compensation including industry benchmarks, market conditions, current business challenges, and long-term strategic objectives. The Committee intends to continue to implement a compensation philosophy that places a greater emphasis on at-risk compensation tied to short and long-term performance.
Our compensation philosophy is represented by those practices we support and those that we avoid, as detailed below.

What We Do ü	What We Don’t Do û
We align pay with performance	We do not guarantee salary increases
We enforce share ownership policies	We do not utilize employment agreements, other than for the Chief Executive Officer
We prohibit hedging	We do not offer a supplemental executive retirement program
We employ an independent executive compensation consultant who provides no other services to the company	We do not offer perquisites for our NEOs that differ materially from benefits available to our employees
We prohibit pledging our securities as collateral for loans	We do not provide tax gross ups for any benefits or perquisites
We prohibit holding our securities in margin accounts	We do not provide excise tax gross ups in our Change in Control Agreements
We enforce robust Non-Competition and Non-Solicitation provisions	We do not guarantee any minimum payout under our AIP or LTIP plans, other than the one-time, pro-rated guarantee to Mr. Bevis in connection with his 2020 hire
We have a formal clawback policy

We set performance targets for our annual cash incentive compensation program such that NEOs receive their targeted annual compensation only if our pre-determined performance targets are achieved. When performance exceeds the pre-determined targets, total compensation will be above targeted levels; and when performance is below the pre-determined targets, total compensation will be below targeted levels. Historically annual incentive payments to our NEOs have demonstrated these outcomes, as overall performance and the corresponding compensation provided to our NEOs for 2015 and 2018 was generally at target, for 2016 and 2017 were above target, and for 2019 was below target.

Compensation Process

In 2019, the Committee considered the following factors, listed in order of importance, as part of the process by which it makes executive compensation determinations:

•	Our actual versus targeted performance against Revenue, Operating Profit Margin, and Operating Working Capital as a Percent of Sales, as adjusted;

•	Achievement of certain financial metrics and operational outcomes which, in the judgment of the Committee, contributed to our overall success for the particular year in question;

•	Evaluations of each individual NEO’s competencies, performance and contributions; and

•
The competitiveness of executive compensation as compared to our compensation peer group, as well as data compiled by our independent compensation consultant, Meridian. This analysis is performed on a periodic basis by Meridian based on a peer group consisting of manufacturing companies of comparable size.

Compensation Structure
Compensation Levels and Benchmarking
The Committee has engaged Meridian to assist with a periodic review and analysis of compensation data for comparable positions in similarly sized general manufacturing companies. The most recent analysis, prepared by Meridian in May 2019, incorporated data from third party proprietary compensation surveys in addition to proxy data from the published peer group. The examination and comparison of this compensation data is an important component of the Committee’s review but does not serve as the sole basis for compensation decisions, and no formulaic methodology is used by the Committee when referring to such data in connection with executive compensation decisions.
The 2018 compensation peer group which was used for 2019 executive compensation benchmarks, includes the following:

Altra Industrial Motion Corp.	L. B. Foster Company
Astec Industries, Inc.	Motorcar Parts of America, Inc.
Columbus McKinnon Corporation	Myers Industries, Inc.
Dorman Products, Inc.	Shiloh Industries, Inc.
EnPro Industries, Inc.	Spartan Motors, Inc.
Federal Signal Corporation	Standard Motor Products, Inc.
Gentherm Incorporated	Stoneridge, Inc.
Jason Industries, Inc.

The TSR peer group, used for purposes of the Long Term Incentive Plan since November 2016 to provide continuity in the long term plan design, includes the following:

Altra Industrial Motion Corp.	Gentherm Incorporated
Astec Industries, Inc.	L.B. Foster Company
Columbus McKinnon Corporation	LCI Industries
Dorman Products, Inc.	Modine Manufacturing
EnPro Industries, Inc.	Shiloh Industries, Inc.
Federal Signal Corporation	Spartan Motors Inc.
Freightcar America, Inc.	Standard Motor Products, Inc.
Stoneridge, Inc.

For 2019, the Committee generally targeted base salaries for our NEOs near the market 50th percentile (or median), and performance-based annual incentives with target opportunities at or near the market median as compared to similarly situated executive officers in the compensation peer group, and as reported within published executive compensation surveys for comparable organizations. As a result, Target Total Cash Compensation (salary and target annual cash incentives) and Target Total Direct Compensation (salary and target annual cash incentives and long-term incentives) will be above the market median for our NEOs only if aggressive annual performance goals are met, consistent with our pay for performance philosophy.
The Committee believes this pay philosophy, with market based pay and an emphasis on at-risk compensation, supports the attraction and retention of high caliber executives in an increasingly competitive market for executive talent.
Compensation Elements - Overview
The three principal compensation components for our NEOs include:

•	Base Salary;

•	Annual Incentive Compensation; and

•	Long-term Incentive Compensation.

Mr. Miller was party to an employment agreement, and Mr. McKillop was party to a Change-in-Control & Non-Competition Agreement. Messrs. Trenary and Bowen are each a party to a Change-in-Control & Non-Competition Agreement that provides for payments upon certain termination of employment events. We have provided these agreements to encourage retention and continuity in the event of a Change-in-Control. We also provide a limited number of executive perquisites, as detailed in the accompanying tables and narrative disclosures, and retirement benefits as described below.
Compensation Mix
We use the principle components of compensation described above to provide at-risk compensation, retention value, and an equity stake designed to align NEO and stockholder interests. Our policy for allocating between fixed and incentive compensation, and between cash and equity-based awards, is based on the following general principles:

•
We embrace a pay for performance philosophy that ties the majority of executive pay to performance, requires performance at a threshold level in order to qualify for incentive awards, caps maximum award payouts, and puts a significant portion of individual compensation at risk each year;

•	Each NEO has a significant proportion of total compensation in the form of long-term incentives (“LTI”), with multi-year vesting of both equity-based awards and long term cash performance awards; and

•	We seek an appropriate mix of annual and long-term incentive opportunities that reflect the cyclical nature of our industry and encourage both performance and retention.

Our NEOs’ compensation is weighted towards variable incentives that provide award opportunities based on our annual and long-term performance. The Committee believes this pay mix motivates NEOs to achieve results that support our strategic objectives and create long-term stockholder value without encouraging excessive risk taking.
Pay for Performance

Pay for performance is one of the primary objectives of our compensation philosophy. On average, 65% of the total target compensation opportunity for our NEOs is variable, or “at risk”.

The chart below shows base salaries, target annual incentive (“AIP”) opportunities under the Bonus Plan, and target LTI opportunities as a percentage of 2019 target total compensation opportunities for our NEOs.

Target Total Compensation
44%
28%
28%
36%
27%
37%
29%
25.0%
46%
31%
25%
44%
Patrick E. Miller
C. Timothy Trenary
Douglas F. Bowen
Dale M. McKillop
Salary
AIP
LTI

The AIP under the Bonus Plan, as illustrated in the chart above, reflects target award opportunities as shown in the Target column of the 2019 Grants of Plan-Based Awards Table (100% of salary for Mr. Miller, 75% of salary for Mr. Trenary, and 55% of salary for Mr. Bowen and Mr. McKillop). As an outcome of shifting the start of the LTI award cycle from October to January, no specific restricted share grants or performance award targets were established within the 2019 calendar year. For purposes of this illustration, LTI reflects the established Long Term Incentive Target, as a percentage of base salary for each of the NEOs, as established by the Compensation Committee in 2019. At target, Messrs. Miller, Trenary, Bowen and McKillop would receive LTI awards under the program with a grant date value equal to 155%, 100%, 70% and 70% of base salary, respectively.
The specific relationship of base salary to incentive compensation varies depending upon each NEO’s position, prior experience, time in the industry, and time in the role, but consistently reflects the Committee’s philosophy of weighting target AIP and LTI opportunities more heavily than base salary.

Compensation Elements
Salary
We provide a salary to our NEOs to compensate them for their services during the year. Salaries are designed to be competitive with other comparable executive officer salaries in the published compensation survey data described above, and in the case of new hires, to attract high quality executive talent using the Committee’s discretion and judgment. The Committee sets base salaries based on market competitiveness, the NEOs’ specific roles and responsibilities, experience, expertise and individual performance throughout their tenure. Salaries are reviewed annually by the Committee and periodic adjustments are made based on the factors noted above, as well as input from the President & CEO with respect to his direct reports, and comparator data from the compensation surveys discussed in detail above. However, there is no specific formula applied to the factors noted above and annual increases are not guaranteed.
Messrs. Miller, Trenary, Bowen and McKillop received salary increases as of May 20, 2019, as illustrated below. The Committee believes the current NEO salaries are consistent with the salaries paid to similarly situated executive officers of companies in the compensation peer group and published survey data.

	2019 Starting Base	2019 Increase	2019 Ending Base
Mr. Miller	$612,000	$38,000	$650,000
Mr. Trenary*	$430,000	$25,000	$430,000
Mr. Bowen	$275,000	$11,000	$286,000
Mr. McKillop	$262,013	$5,764	$267,777
*Mr. Trenary's 2019 increase was paid as a lump sum and did not affect his base salary.
Annual Incentive Compensation
Annual incentive compensation payable under the Bonus Plan is designed to reward NEOs for the achievement of financial targets tied to our annual business plan. Target annual incentive award opportunities are determined initially as a percentage of each NEO’s salary for the fiscal year and are tied to the achievement of pre-determined financial performance targets, with the Committee having the discretion to increase or decrease individual awards based on the performance and contributions of each NEO.
On March 6, 2019, the Committee approved 2019 financial performance goals for the Commercial Vehicle Group Bonus Plan (the "Bonus Plan") based on our business plan and strategic objectives. The 2019 target award opportunity for Mr. Miller was set at 100%, of his base salary. The target award opportunity for Mr. Trenary was set at 75% of his base salary. The target award opportunity for Messrs. Bowen and McKillop was set at 55% of their base salaries.
The Committee adopted objective financial performance metrics for the Bonus Plan, including Revenues, Operating Profit Margin, and Operating Working Capital as a Percent of Sales. Operating Profit Margin was selected by the Committee as a plan metric based on the high correlation to Total Shareholder Return. Revenue was selected based on the emphasis the Company’s business plan places on top-line growth. Operating Working Capital As a Percent of Sales was selected to encourage the efficient and profitable use of capital in business operations. Performance metrics were established on a consolidated basis to promote high level collaboration across the enterprise. As shown below,

60% of the total award opportunity for our NEOs was tied to consolidated profitability, as measured by corporate Operating Profit Margin. The 2019 performance metrics and weighting were the same as those established for 2018.

2019 Bonus Plan Metrics and Weighting
Metric	Operating Profit Margin	Revenues	Operating Working Capital % of Sales	TOTAL
Weighting	60%	15%	25%	100%

The Committee also approved 2019 Threshold, Target, and Superior performance goals, and corresponding award opportunities for the Bonus Plan. The following table summarizes consolidated performance goals for Fiscal Year 2019.

2019 Bonus Plan Performance Goals
Consolidated Metric	Threshold	Target	Superior
Operating Profit Margin	7.5%	8%	8.5%
Revenues ($ Millions)	$809	$952	$1.095
Operating Working Capital % Sales	17.1%	16.1%	15.1%

Award funding for each bonus component is independent of the other components. For each component, achievement of Threshold performance funds 25% of the applicable portion of the award opportunity; Target performance funds 100%; and Superior performance funds 200%. Intermediate payout goals are established above and below target to flatten the payout curve, with performance between any points calculated using straight line interpolation. For each component, achievement of threshold performance is required to receive an award for that metric.
In 2019, the Bonus Plan included the following baseline formula for our NEOs:
BONUS = (2019 Base Salary x BF1x 60% x BF2) + (2019 Base Salary x BF1x 15% x BF3) + (2019 Base Salary X BF1 x 25% x BF4)
Where:

•	“2019 Base Salary” is each NEO’s salary at fiscal year-end 2019.

•
BF1 (“Bonus Factor 1” or “Target Factor”) is a percent of each executive’s 2019 year end base salary. Of the NEOs eligible for a 2019 incentive payment, Mr. Miller’s Target Factor was 100%; Mr. Trenary’s Target Factor was 75%; and the target factor for Messrs. Bowen and McKillop was 55%.

•
BF2 (“Bonus Factor 2”) is scored independently as a fraction with a numerator equal to Operating Profit Margin performance for the plan year, divided by the target set for the year. The payment for Threshold performance was set at 25% of target while payment for Superior performance was set at 200% of target.

•
BF3 (“Bonus Factor 3”) is scored independently as a fraction, with a numerator equal to Revenues performance for the year divided by the target set for the year. The payment for Threshold performance was set at 25% of target, while payment for Superior performance was set at 200% of target.

•
BF4 (“Bonus Factor 4”) is scored independently as a fraction with a numerator equal to Operating Working Capital as a Percent of Sales performance for the year divided by the target set for the year. The payment for Threshold performance was set at 25% of target, while payment for Superior performance was set at 200% of target.

For 2019, we achieved 5.1% in adjusted Operating Profit Margin, as adjusted for restructuring charges and foreign exchange translation, which was below the threshold of 6.7%, as flexed for volume. We achieved $896 million in Revenues, as adjusted for foreign currency translation, above the threshold level of $809 million but below the target level of $952 million. Operating Working Capital as a Percent of Sales achievement was 17.0%, as adjusted, which was better than threshold level but not at the target level of 16.1%. Taken together, the calculated annual incentive outcome for the Bonus Plan was 23.9% of target. However, as an outcome of the Company's financial restatement and material weaknesses reported in March, 2020 no bonuses were paid to the NEOs for the calendar year 2019.
On December 17, 2019, the Committee approved the following 2020 metrics for the Bonus Plan:

Bonus Plan - 2020 Metrics and Weighting
Metric Weighting	Operating Profit Margin	Incremental Sales	Operating Working Capital % of Sales	TOTAL
	60%	25%	15%	100%

The Bonus Plan metrics were refreshed for 2020 to replace the net sales metric with an incremental sales metric with a goal of focusing resources on new segments, new customers, and new products. The Committee believes a specific focus on incremental sales will help foster and sustain a culture of growth. The 2020 target incentive opportunity for Mr. Trenary is 75% of base salary and the 2020 target incentive opportunity for Mr. Bowen is 55% of base salary. These targets, as a percentage of base salary, are the same as those established for 2019 for each of these NEO positions.

Long-Term Incentives
The Company's equity incentive plan is designed to recognize and reward executive officers for efforts related to the long-term growth and success of the Company. The Equity Incentive Plan permits grants of various types of equity-based awards, including stock options, stock-settled stock appreciate rights, restricted stock, restricted stock units, performance shares and units, and other equity-based and cash awards, at the discretion of the Committee. This range of available awards provides the Committee the flexibility to grant appropriate types of awards under different circumstances, depending on our needs and the relative importance of compensation objectives as they may change from time to time.
In 2019, the Committee migrated the timing of Long Term Incentive awards from the fourth quarter to the first quarter to align with the business plan year. As a result, no equity or restricted cash awards were granted in 2019 to our NEOs.
As designed, our Long Term Incentive Plan generally includes equity-based awards in the form of time-based restricted stock, which vests ratably over three years. The use of restricted stock minimizes the level of dilution from the use of equity incentives. The Committee continues to believe restricted stock is an appropriate element of long term compensation because it serves as a retention incentive for the current management team whose skills and experience are desirable and sought after within the industry. Restricted stock also aligns the NEOs' interests directly with those of the stockholders, as the NEOs will realize greater or lesser value based on stock price changes during the vesting period which will parallel the interests of our stockholders over the same period. The restricted share component of the Long Term Incentive Plan represents 50% of the total opportunity.
The balance of the LTIP incentive is generally comprised of a cliff vested restricted cash award tied to our Total Shareholder Return over a three year performance period, relative to the Total Shareholder Return of the published comparator group.
Total Shareholder Return is defined as the change in stock price in addition to any dividends paid over the three-year performance cycle. Total Shareholder Return calculations are based on average closing stock prices, both for us and for our peers, for the twenty trading days leading up to the beginning and end of the performance cycle.
In 2019, the Committee established Long Term Incentive Plan incentive targets as a percentage of base salary for each of the NEOs but deferred the award of restricted shares and restricted cash until April 3, 2020. The target for Mr. Trenary was set at 100% of base salary. The target for Mr. Bowen was set at 70% of base salary. The target for Mr. McKillop was set at 70% of base salary. The specific 2020 LTIP opportunity for each NEO, expressed as a percent of salary, reflected the shift in award timing from the fourth quarter to the first quarter such that each eligible NEO received a 2020 award valued at 125% of target in consideration of the 15 month gap between award periods. For the 2020 award cycle only, the LTI awards for Messrs. Trenary and McKillop were denominated entirely in Restricted Cash tied to relative TSR with a cliff vesting date of December 31, 2022, as long as they remain employed on the vesting date. Mr. McKillop’s award will be forfeited upon his departure from the Company on May 15, 2020. The LTI award for Mr. Bowen was equally weighted between time-based restricted stock and cliff vesting restricted cash awards as described above.
Each of Messrs. Miller, Trenary, and McKillop was eligible for an award in the period commencing October 2016 and vesting on September 30, 2019. Mr. Bowen, who joined the Company in 2017, and Mr. Bevis who became an NEO in 2020 are active participants in the current LTIP but did not receive a 2016 award. Relative TSR Performance was measured against the comparator group in place at the time the 2016 awards were established, as follows:

Altra Industrial Motion Corp.	Gentherm Incorporated
American Railcar Industries, Inc.	L.B. Foster Company
Astec Industries, Inc.	LCI Industries
Columbus McKinnon Corporation	Modine Manufacturing
Dorman Products, Inc.	Shiloh Industries, Inc.
EnPro Industries, Inc.	Spartan Motors Inc.
Federal Signal Corporation	Standard Motor Products, Inc.
Freightcar America, Inc.	Stoneridge, Inc.

This same peer group also remains in effect for the LTI opportunity awarded in 2017 and 2018 and 2020, except that American Railcar Industries, Inc. is no longer in the peer group as the result of an acquisition. As noted above, an award was not issued in calendar year 2019 as an outcome of the award period migrating from October - September to January - December.
Potential payouts under the 2016 cash performance award could range from 0% to 150% of target, based on our relative Total Shareholder Return performance over the three-year performance period as compared to the Total Shareholder Return Peer Group, as follows:

Commercial Vehicle Group 3-Year Total Shareholder Return Rank (out of 16 companies)	Percent of Target Award Earned
Top Quartile	150%
Second Quartile	100%
Third Quartile	50%
Bottom Quartile	0% (No Payout)

The Company finished the 2016 - 2019 award period in the second quartile relative to the published peer group, resulting in a payout under the program at 100% of target. Mr. Miller’s original LTI performance cash target in 2016 and corresponding 2019 payout was $350,000. Mr. Trenary’s original LTI performance cash target in 2016 and corresponding 2019 payout was $212,500. Mr. McKillop’s original LTI performance cash target in 2016 and corresponding 2019 payout was $81,250. These awards were paid on October 11, 2019 and are reflected in the Summary Compensation Table as Incentive Plan Compensation.
In 2019, LTI targets were established as a percentage of each NEOs base salary but grants were deferred until April 3, 2020. The total target LTI award value established for Mr. Trenary was equal to 100% of base salary. The total LTI award value established for Mr. Bowen was equal to 70% of base salary. Potential payouts under the cash performance award can range from 0% to 200% of target, based on our relative Total Shareholder Return performance over the three year period. The awards granted on April 3, 2020 were adjusted to reflect the migration in award timing such that each NEO received an award opportunity equal to 125% of their annual LTI target.
The Committee believes the LTIP design, which puts at least 50% of the award at risk and ties the performance award to shareholder outcomes is consistent with our philosophy of placing greater emphasis on long-term and at-risk incentive compensation to encourage a long-term view that supports the creation of stockholder value. Under current accounting rules, the Company is able to adjust any accounting expense associated with cash-settled awards tied to market-based performance conditions so that the final expense recognized matches the actual performance outcome.
Employment Agreements
Mr. Miller
Mr. Miller entered into an employment agreement (“Mr. Miller’s Employment Agreement”) on March 26, 2016 in connection with his promotion to President and CEO. Under the terms of the agreement, Mr. Miller received a base salary of $600,000, subject to annual review and periodic upward adjustment as determined by the Committee. Mr. Miller subsequently received market-based salary adjustments in April 2018 and May 2019, taking his base salary to $650,000 as of December 31, 2019. He was also eligible for an annual incentive opportunity under the Company’s annual incentive plan based on a target award opportunity equal to 100% of his base salary. Pursuant to Mr. Miller’s Employment Agreement, Mr. Miller was eligible to receive equity and other LTI awards under any applicable plan adopted by the Company for which employees are generally eligible.

During the term of his employment, Mr. Miller was entitled to participate in any employee benefit plan the Company adopted for the benefit of its employees generally, including the Commercial Vehicle Group, Inc. Deferred Compensation Plan, subject to satisfying applicable eligibility requirements. Additionally, Mr. Miller’s Employment Agreement provided for certain payments and benefits upon termination, which were triggered as an outcome of his separation on March 23, 2020 and as detailed in the Payments Upon Termination or Change in Control section below.
Change in Control Agreements
Mr. Trenary
In connection with his employment as Executive Vice President, Chief Financial Officer & Treasurer, Mr. Trenary receives a base salary of $430,000, subject to annual review and periodic upward adjustment as determined by the Committee. Mr. Trenary received a lump-sum market-based adjustment of $25,000 in May 2019, which increased his Total Cash Compensation for the calendar year but did not change his base salary. He is also eligible for an annual incentive opportunity under the Company’s annual incentive plan, as may be in effect from time to time based on a target award opportunity of at least 75% of Mr. Trenary’s base salary. Additionally, Mr. Trenary is eligible for equity and other LTI awards under any applicable plan adopted by the Company for which similarly situated employees are generally eligible. Mr. Trenary's target LTI award opportunity is 100% of his base salary. .
Mr. Trenary is entitled to participate in any employee benefit plan the Company has adopted or may adopt for the benefit of its employees generally, including the Commercial Vehicle Group, Inc. Deferred Compensation Plan, subject to satisfying applicable eligibility requirements. Additionally, Mr. Trenary may receive certain payments and benefits upon termination, which are detailed in the Payments Upon Termination or Change in Control section below.
Mr. Bowen
In connection with his employment as Senior Vice President and Managing Director, Mr. Bowen receives a base salary of $286,000, subject to annual review and periodic upward adjustment as determined by the Committee, and an annual incentive opportunity under the Company's annual incentive plan, as may be in effect from time to time based on a target award opportunity of 55% of his base salary. Additionally, Mr. Bowen is eligible for equity and other LTI awards under any applicable plan adopted by the Company for which similarly situated employees are generally eligible. Mr. Bowen's current target LTI award opportunity is 70% of his base salary.
Mr. Bowen is entitled to participate in any employee benefit plan the Company has adopted or may adopt for the benefit of its employees generally, including the Commercial Vehicle Group, Inc. Deferred Compensation Plan, subject to satisfying applicable eligibility requirements. Additionally, Mr. Bowen may receive certain payments and benefits upon termination, which are detailed in the Payments Upon Termination or Change in Control section below.

Mr. McKillop
In connection with his employment as Senior Vice President and Managing Director, Mr. McKillop received a base salary of $267,777, subject to annual review and periodic upward adjustment as determined by the Committee, and an annual incentive opportunity under the Company’s annual incentive plan, as may be in effect from time to time based on a target award opportunity of 55% of his base salary. Additionally, Mr. McKillop was eligible for equity and other LTI awards under any applicable plan adopted by the Company for which similarly situated employees are generally eligible. Mr. McKillop's 2020 target LTI award opportunity was 70% of his base salary, which will be forfeited upon his separation from the Company on May 15, 2020.

Mr. McKillop was entitled to participate in any employee benefit plan the Company has adopted or may adopt for the benefit of its employees generally, including the Commercial Vehicle Group, Inc. Deferred Compensation Plan, subject to satisfying applicable eligibility requirements. Additionally, Mr. McKillop's Change-In-control Agreement provided for certain payments upon termination, which will be triggered as an outcome of his separation on May 15, 2020 and such payments are detailed in the Payments Upon Termination or Change in Control section below.

Timing of Equity Grants
We did not grant any stock options or stock appreciation rights during 2019.

The Committee did not issue any equity grants in calendar year 2019 but approved grants of restricted stock on April 3, 2020 in connection with the refresh of the Long Term Incentive Plan. Such awards were issued at 125% of target to reflect the 15 month period between the grant of awards. None of our NEOs played a role in the Committee’s decision on the specific timing of these restricted stock grants. Grants of restricted stock are issued generally at the same time each year with one-third of the shares in each grant vesting ratably over three years until such time as all shares of restricted stock in such grant have vested. Following Committee approval of the grants, our Human Resources and Finance Departments administer awards made under the Equity Incentive Plan.

Adjustment or Recovery of Awards
The Board of Directors has adopted a formal clawback policy, amended as of August 8, 2019, stating that if any Section 16 officer of the Company or any member of the executive leadership team, defined as the CEO and his/her direct reports, engages in any fraud, misconduct, bad-faith action, or intentional or unintentional errors or omissions that, directly or indirectly, causes a material accounting restatement of previously filed financial statements for any period as to which a performance based award or other equity grant was made based on the financial results that the Company subsequently restates, such award in excess of what would have been paid without the restatement, made to Section 16 officers and executive leadership team, shall be subject to reduction, cancellation or reimbursement to the Company, on an individual or collective basis at the Board's discretion.
Risk Assessment
The Committee mitigates risk related to the Company’s compensation programs and policies through periodic market benchmarking, capped incentive award opportunities that are tied to multiple performance metrics measured over multiple timeframes, stock ownership requirements, anti-hedging policies, insider trading policy, a clawback policy, and oversight by independent, non-employee directors who meet in executive session and utilize independent external compensation advisors. Potential payouts under the incentive plans are modest as a percentage of revenue and income, and NEOs must deliver a minimum threshold performance in order to receive an award. The Committee believes that our compensation philosophy and structure do not create risks that are likely to have a material adverse effect on the Company.

Consideration of Prior Amounts Realized
The Committee does not consider prior stock compensation gains in setting future compensation levels. The Committee believes this practice is consistent with our philosophy of providing future opportunities to executive officers in exchange for our future financial and stockholder return performance.

Post-Termination Payments

Change-in-Control Agreements

Mr. Miller was party to an Employment Agreement, executed in March 2016 in connection with his promotion to President and Chief Executive Officer. The Termination without Cause provisions of his agreement were triggered as a outcome of his separation on March 23, 2020 as detailed in the Change in Control table. Mr. McKillop was party to a Change-In-Control Agreement executed in February 2016. The Termination Without Cause provisions of his agreement were triggered as an outcome of his separation on May 1, 2020. Messrs. Trenary and Bowen are parties to a Change-in-Control & Non-Competition Agreement (a “Change-in-Control Agreement”). Mr. Trenary's Change-In-Control Agreement was executed in January 2014 and Mr. Bowen's Change-In-Control was executed in November 2017. The Employment Agreement and Change-in-Control Agreements specify severance payments in the event of certain employment termination scenarios both before and following a Change-in-Control of the Company. The agreements currently in place generally provide the following:

Mr. Miller and Mr. Trenary

•
Termination without Cause or by the executive for Good Reason in the absence of a Change-in-Control: Any annual incentive based on actual performance earned with respect to the previous calendar year but unpaid as of the employment termination date; a prorated amount of the annual incentive for the calendar year in which the termination occurs; immediate vesting of all outstanding stock options and restricted stock awards; salary continuation severance pay at the base salary rate for an additional 24 months for Mr. Miller and an additional 12 months for Mr. Trenary.

•
Termination without Cause or by the executive for Good Reason within 13 months of a Change-in-Control: Any annual incentive based on actual performance earned with respect to the previous calendar year but unpaid as of the employment termination date; a prorated amount of the annual incentive for the calendar year in which the termination occurs; the amount of any earned but unpaid portion of any incentive compensation, or any other fringe benefit to which the executive is entitled under the agreement through the date of the terminations as a result of the Change-in-Control; an amount equal to two times, in the case of Mr. Miller, and one times, in the case of Mr. Trenary, the sum of the executive’s base salary plus the average annual incentive received over the last three fiscal years, plus any medical, financial and insurance coverage provided under the annual compensation plan; and accelerated vesting of all outstanding stock options and restricted stock awards.

•	Non-compete and non-solicitation provisions that continue for 24 months in the case of Mr. Miller and for 12 months in the case of Mr. Trenary, in each case following termination of employment.

•	The agreements do not provide for any excise tax gross up payments.

Mr. Bowen and Mr. McKillop

•
Termination without Cause or by the executive for Good Reason in the absence of a Change-in-Control: Any annual incentive based on actual performance earned with respect to the previous calendar year but unpaid as of the employment termination date; a prorated amount of the annual incentive for the calendar year in which the termination occurs; and salary continuation severance pay at the base salary rate for an additional 12 months.

•
Termination without Cause or by the executive for Good Reason within 13 months of a Change-in-Control: Any annual incentive based on actual performance earned with respect to the previous calendar year but unpaid as of the employment termination date; a prorated amount of the annual incentive for the calendar year in which the termination occurs; the amount of any earned but unpaid portion of any incentive compensation, or any other fringe benefit to which the executive is entitled under the agreement through the date of the terminations as a result of the Change-in-Control; an amount equal to the sum of the executive’s base salary plus the average annual incentive received over the last three fiscal years, plus any medical, financial and insurance coverage provided under the annual compensation plan; and accelerated vesting of all outstanding stock options and restricted stock awards.

•	Non-compete and non-solicitation provisions that continue for 12 months following termination of employment.

•	The agreements do not provide for any excise tax gross up payments.

Severance payments under these agreements will end immediately if the executive is in violation of any of the obligations under the agreement or if we learn of any facts relating to the executive’s job performance or conduct that would have given us cause to terminate his employment. Payments under Mr. Miller’s employment agreement and Messrs. Trenary, Bowen and McKillop’s Change-in-Control Agreement are subject to applicable delay periods for benefits that constitute nonqualified deferred compensation under Section 409A of the Internal Revenue Code.
As defined in the Change-in-Control Agreements and Mr. Miller’s employment agreement, “Cause” generally means (1) dishonesty in carrying out company business; (2) engaging in acts injurious to us; (3) willful failure to follow Board directives; (4) illegal conduct or gross misconduct; (5) breach of the employment agreement or Change-in-Control Agreement; (6) violation of code of conduct; or (7) a felony or certain misdemeanors.
“Good Reason” means (1) a material change in duties and responsibilities; (2) reduction in base salary or failure to increase salary following a change-in-control; (3) relocation outside the Columbus, Ohio metropolitan area; (4) material reduction of incentive opportunities; (5) failure to provide substantially similar benefits following a Change-in-Control; (6) failure of successor to assume the Change-in-Control Agreement; (7) request that executive engage in illegal conduct; or (8) breach of the Change-in-Control Agreement.
“Change-in-Control” means (1) change in more than 50% of beneficial ownership of the Company; (2) change in more than a majority of voting shares following any transaction; (3) change in more than half of the Board over a two-year period; or (4) sale of all, or substantially all, of our assets.
The potential payments that result from these various events are set forth below in the section entitled “Potential Payments upon Termination or Change-in-Control.” The Committee believes the use of these agreements provides an important retention incentive for the NEOs primarily in the context of potential corporate transactions. The Committee also believes that the provisions in the Change-in-Control Agreements and Mr. Miller’s employment agreement are comparable to standard provisions of such agreements for similarly situated executive officers in the competitive market.

Retirement Plans
We sponsor tax-qualified employee savings and retirement plans (collectively the “401(k) Plan”) that cover most employees who satisfy certain eligibility requirements relating to minimum age and length of service. Under the 401(k) Plan effective at December 31, 2019, eligible employees, including all of the current NEOs, may elect to contribute between 1% and 5% of their annual compensation and receive a Company matching contribution of 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions. All matching dollars vest immediately under the Company’s 401(k) Plan. The matching amounts received by the NEOs in 2019 are set forth below in the “All Other Compensation” column of the “Summary Compensation Table.” The 401(k) Plan and the non-qualified Deferred Compensation Plan described below represent the only sources of retirement income provided by the Company for the NEOs.
Deferred Compensation Plan
We implemented a Deferred Compensation Plan (the “Deferred Plan”) in 2006 for NEOs, and other key employees, primarily for the purpose of retention and recruitment. The Deferred Plan allows for pre-tax deferrals of compensation and provides for the assets to accumulate on a tax-deferred basis for the purpose of supplementing retirement income but does not include a Company match. Eligible participants may defer up to 80% of their base salary and/or up to 100% of their eligible annual incentive. Election deferrals must be made annually and before the compensation is earned. Participants make elections on the length of the deferral period at the same time they make the deferral election. Participants make investment choices from a selection of investment options similar to the 401(k) Plan. Distributions under the plan may be made as a lump sum or annual installments over periods of up to 15 years as determined at the time of deferral by the participant. Additional distribution triggers include termination of employment, disability, death, unforeseeable emergency or a change-in-control.
Stock Ownership Guidelines and Hedging Policies
Our stock ownership guidelines, as established by the Compensation Committee, requires executive officers and directors to hold shares of common stock with a value equal to: (a) five times annual base salary for the President & CEO; (b) three times annual base salary for the Chief Financial Officer; (c) two times annual base salary for all other Section 16 Officers, including the NEOs; (d) one times base salary for all other officers and key managers as designated by the Compensation Committee, and (e) five times the annual cash retainer for all members of the Board. Compliance is calculated annually, on the last trading day of each fiscal year. Compliance is determined using the share price as of calendar year end, or a three year average share price as of calendar year end, whichever is higher. There is no mandated time frame by which the officers and directors must meet the ownership guidelines, but covered persons may not sell any shares until compliance is reached, other than the voluntary forfeiture of shares to satisfy annual tax withholding obligations associated with vested shares.
We maintain a policy that prohibits directors, executive officers and employees from engaging in any type of hedging transactions or from holding our securities in a margin account or pledging our securities as collateral for a loan. A director, executive officer or employee may seek prior approval from the Board to pledge securities as collateral for a loan (but not for margin accounts) if the director, executive officer or employee can clearly demonstrate the financial capacity to repay the loan without resorting to the pledged securities. This policy is posted on our website at www.cvgrp.com.

The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in the Company’s 2019 Annual Report on Form 10-K and Proxy Statement. Effective March 25, 2020, the Board elected James R. Ray, Jr., as a new Board member and the third Compensation Committee member.

Roger L. Fix (Chairman)
Wayne M. Rancourt

Executive Compensation Tables
The following table summarizes the compensation of the NEOs for the years ending December 31, 2019, 2018 and 2017. The NEOs are the Company’s former chief executive officer, current chief financial officer, one current and one outgoing highly compensated officers, as detailed in the table below.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)(2)	Stock Awards ($) (3)	Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($)	Total ($)
Patrick E. Miller(1)	2019	622,844	—	350,000	—	11,400	984,244
Former President and Chief Executive Officer	2018	608,769	358,022	1,034,389	—	11,000	2,012,180
	2017	600,000	350,000	849,457	9,914	10,800	1,820,171

C. Timothy Trenary(1)	2019	466,730	—	212,500	—	11,400	690,630
Chief Financial Officer	2018	430,000	214,998	611,580	—	11,000	1,267,578
	2017	428,077	214,998	557,430	—	10,800	1,211,305

Douglas F. Bowen (1)	2019	276,269	63,935	—	—	11,400	351,604
Senior Vice President & Managing Director					—		—

Dale M. McKillop (1)	2019	279,374	—	81,250	—	11,400	374,043
Outgoing Senior Vice President & Managing Director	2018	260,124	85,155	197,211	—	11,000	553,490
	2017	253,077	82,872	201,723	—	10,800	548,472

(1)	Messrs. Miller, Trenary and McKillop were NEOs in each of 2019, 2018 and 2017. Mr. Bowen was designated an NEO in 2019.

(2)	Amounts shown are not reduced to reflect the NEOs’ elections, if any, to defer receipt of compensation into the Commercial Vehicle Group, Inc. Deferred Compensation Plan.

(3)
In connection with the migration of LTIP awards from the fourth quarter of 2019 to the first quarter of 2020, there were no stock awards issued to our NEOs in the calendar year 2019. The amounts shown for 2018 represent the aggregate value of the restricted stock based on the closing stock price of $7.00 on the grant date of November 9, 2018. Amounts shown for 2017 represent the aggregate value of the restricted stock based on the closing price of $9.79 on the grant date of November 8, 2017.

(4)
No annual incentive bonuses were paid to our NEOs in 2020 for the calendar year 2019. The amount shown for Mr. Miller for 2019 represents an LTIP award payment of $350,000 for the award period October 1, 2016 through September 30, 2019. The amount shown for Mr. Trenary for 2019 represents an LTIP award payment of $212,500 for the award period October 1, 2016 through September 30, 2019. The amount shown for Mr. McKillop for 2019 represents an LTIP award payment of $81,250 for the award period October 1, 2016 through September 30, 2019. Amounts shown for 2018 represent incentive payments made in 2019 under the Commercial Vehicle Group 2018 Bonus Plan. The amount shown for Mr. Miller for 2018 includes an LTIP payment of $525,000 for the award period October 1, 2015 through September 30, 2018. The amount shown for Mr. Trenary for 2018 includes an LTIP payment of $318,750 for the award period October 1, 2015 through September 30, 2018. The amount show for Mr. McKillop for 2018 includes an LTIP payment of $78,258 for the award period October 1, 2015 through September 20, 2018. Amounts shown for 2017 represent incentive payments made in 2018 under the Commercial Vehicle Group 2017 Bonus Plan. The amount shown for Mr. Miller for 2017 includes an LTIP award payment of $80,000 for the award period October 1, 2014 through September 30, 2017. The amount shown for Mr. Trenary for 2017 includes an LTIP award payment of $106,250 for the award period October 1, 2014 through September 30, 2017. The amount shown for Mr. McKillop for 2017 includes an LTIP award payment of $23,350 for the award period October 1, 2014 through September 30, 2017.

(5)
Represents above-market earnings in the Deferred Compensation Plan for Mr. Miller. Messrs. Trenary and McKillop did not participate in the plan in 2017, 2018, or 2019. And Mr. Bowen did not participate in the plan in 2019. See the “2019 Deferred Compensation Table” below for additional details.

The following table provides information regarding the value of other compensation, benefits and perquisites provided to the NEOs in 2019:

2019 All Other Compensation Table
Name	Company Contributions to Deferred Compensation and 401 (k) Plans ($) (1)	Executive Plane Usage ($) (2)	Total ($)
Patrick E. Miller	11,400	-	11,400
C. Timothy Trenary	11,400	-	11,400
Douglas F. Bowen	11,400	-	11,400
Dale M. McKillop	11,400	-	11,400

(1)	Represents our matching contributions equal to 100% of the first 3%, and 50% of the next 2% of the participant’s contribution relating to the 401(k) Plan in 2019.

(2)	In 2019, none of our NEOs had any personal use of the Company aircraft.

The following table provides information regarding estimated possible payouts under the Commercial Vehicle Group 2019 Bonus Plan. As an outcome of the Long Term Incentive Plan refresh, grants were migrated from the fourth quarter of 2019 to the first quarter of 2020 and, as a result, there were no performance awards or restricted stock awards granted during the 2019 calendar year.

2019 Grants of Plan Awards
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards ($)
Patrick E. Miller	N/A	(1)	325,000	650,000	1,300,000	-	-
	N/A	(2)	-	-	-	-	-
	N/A	(3)	-	-	-	-	-

C Timothy Trenary	N/A	(1)	161,250	322,500	645,000	-	-
	N/A	(2)	-	-	-	-	-
	N/A	(3)	-	-	-	-	-

Douglas F. Bowen	N/A	(1)	92,950	185,900	371,800	-	-
	N/A	(2)	-	-	-	-	-
	N/A	(3)	-	-	-	-	-

Dale M. McKillop	N/A	(1)	73,639	147,278	294,556	-	-
	N/A	(2)	-	-	-	-	-
	N/A	(3)	-	-	-	-	-

(1)
"N/A" refers to the lack of a specific grant date for the annual incentive opportunity. See the “Compensation Discussion and Analysis - Annual Incentive Compensation” for a description of the 2019 metrics for the Commercial Vehicle Group 2019 Bonus Plan. These amounts represent potential payouts under the Bonus Plan in 2019. Actual awards can be found in the “Summary Compensation Table” under the column titled “Incentive Plan Compensation.”

(2)	No performance awards were granted to the NEOs within the 2019 calendar year, as an outcome of the migration of LTI awards from the fourth quarter of 2019 to the first quarter of 2020.

(3)	No restricted stock was awarded to the NEOs within the 2019 calendar year as an outcome of the migration of LTI awards from the fourth quarter of 2019 to the first quarter of 2020.

The following table shows the number of shares covered by unvested restricted stock held by the NEOs on December 31, 2019, calculated using the closing stock price of $6.35 on December 31, 2019:

Outstanding Equity Awards at Fiscal 2019 Year-End Table

		Stock Awards
Name	Note	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick E. Miller	(1)	11,917	75,673	-	-
	(2)	34,097	216,516	-	-
	(3)			-	-
				-	-
C. Timothy Trenary	(1)	7,320	46,482	-	-
	(2)	20,476	130,023	-	-
	(3)			-	-

Douglas F. Bowen	(1)			-	-
	(2)			-	-
	(3)			-	-

Dale M. McKillop	(1)	2,821	17,913	-	-
	(2)	8,110	51,499	-	-
	(3)			-	-

(1)
Represents the restricted stock grants issued in November 2017. These shares will fully vest on October 20, 2020, except for Mr. Miller's shares which were fully vested in April 2020 as an outcome of his separation, and Mr. McKillop's shares which were forfeited as an outcome of his separation.

(2)
Represents the restricted stock grants issued in November 2018 which will vest in equal installments on October 20th of 2020 and 2021, except for Mr. Miller's shares which were fully vested in April 2020 as an outcome of his separation, and Mr. McKillop's shares which were forfeited as an outcome of his separation.

(3)	As a outcome of the LTI awards migrating from the fourth quarter of 2019 to the first quarter of 2020, no restricted stock grants were made in 2019.

The following table shows the number of shares of common stock acquired by the NEOs upon the vesting of restricted stock during 2019:

2019 Option Exercise and Stock Vested Table
	Option Awards		Stock Awards
Name	Numbers of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Patrick E. Miller	-	-	50,732	381,504
C Timothy Trenary	-	-	30,774	231,420
Douglas F. Bowen	-	-	6,602	49,647
Dale M. McKillop	-	-	11,930	89,713

(1)	Calculated using the closing stock price of $7.52 on October 18, 2019.

The table below shows the NEOs contributions, Company matching contributions, earnings and account balances for the NEOs in the Deferred Compensation Plan (the “Deferred Plan”), an unfunded, unsecured deferred compensation plan. The Company does not provide matching dollars under the Deferred Plan. Please refer to the “Compensation Discussion and Analysis - Post-Termination Payments - Deferred Compensation Plan” for a detailed description of the Deferred Plan.

2019 Deferred Compensation Table
Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Patrick E. Miller (1)	67,936	-	22,524	-	910,938
C. Timothy Trenary (2)	-	-	-	-	-
Douglas F. Bowen (2)	-	-	-	-	-
Dale M. McKillop (2)	-	-	-	-	-

(1) Mr. Miller elected to defer 6% or $67,936, of his eligible compensation for 2019.
(2) Messrs. Trenary, Bowen, and McKillop elected not to participate in the Deferred Plan in 2019.

The table below shows the compensation payable to each NEO upon the occurrence of the following events: voluntary termination or involuntary for cause termination; early/normal retirement or death or disability; involuntary not for cause termination; change-in-control, and change-in-control and termination within thirteen months. The amounts shown assume that each event was effective as of December 31, 2019, and are estimates of the amounts which would be paid out to the NEOs upon their termination, except in the case of Messrs. Miller and McKillop, the amounts reflect the calculated severance as of their separation date. The actual amounts to be paid to each NEO can only be determined at the time of such person’s separation.
Potential Payments Upon Termination or Change in Control Table

Executive	Voluntary Termination or Involuntary for Cause Termination	Early/Normal Retirement or Death or Disability	Involuntary not for Cause Termination	Change-in-Control	Change-in-Control and Termination Within Thirteen Months
Patrick E. Miller
Severance Payment (1) (2)	$ -	$—	$1,462,500	$ -
Salary Termination Benefit (3)	-	-	-	-
Restricted Stock (4)	-		292,189	-
Cash Performance Award (5)	-	-	-	-
Benefit Continuation (6)	-	-	-	-
Legal Counsel Representation (7)	-	-	-	-
Totals	$ -	$—	$1,754,689	$ -	$—

C. Timothy Trenary
Severance Payment (1) (2)	$ -	$—	$430,000	$ -	$—
Salary Termination Benefit (3)	-	-		-	678,003
Restricted Stock (4)	-	176,498	176,498	-	176,498
Cash Performance Award (5)	-	-	-	-	322,500
Benefit Continuation (6)	-	-	-	-	17,589
Legal Counsel Representation (7)	-	-	-	-	50,000
Totals	$ -	$176,498	$606,498	$ -	$1,244,590

Douglas F. Bowen
Severance Payment (1) (2)	$ -	$—	$286,000	$ -	$—
Salary Termination Benefit (3)	-	-	-	-	$377,492
Restricted Stock (4)	-	$68,948	-	-	$68,948
Cash Performance Award (5)	-	-	-	-	$113,587
Benefit Continuation (6)	-	-	-	-	$17,589
Legal Counsel Representation (7)	-	-	-	-	$50,000
Totals	$ -		$286,000	$ -	$627,616

Dale M. McKillop
Severance Payment (1) (2)	$ -	$—	$316,869	$ -
Salary Termination Benefit (3)	-	-	-	-
Restricted Stock (4)	-		-	-
Cash Performance Award (5)	-	-	-	-
Benefit Continuation (6)	-	-	-	-
Legal Counsel Representation (7)	-	-	-	-
Totals	$ -	$—	$316,869	$ -	$—

(1)
In the case of Mr. Miller, represents his severance benefit equal to 24 months of equivalent salary, the vesting of 46,014restricted shares, plus any pro-rated annual incentive earned but not yet paid. For purposes of this disclosure, the pro-rated bonus is calculated at target as of Mr. Miller's separation date but the actual payment earned as of December 31, 2020 may be 0% - 200% of this target amount. In the case of Mr. Trenary, represents 12 months base salary, the vesting of unvested restricted shares plus any annual incentive earned in the prior year but not yet paid. In the case of Mr. Bowen, represents 12 months base salary. In the case of Mr. McKillop, represents his severance benefit equal to 12 months of equivalent salary, plus any pro-rated annual incentive earned but not yet paid. For purposes of this disclosure, the pro-rated bonus is calculated at target as of Mr. McKillop's separation date, but the actual payment earned as of December 31, 2020 may be 0% - 200% of this target amount. Any annual incentive award earned in the prior year but not yet paid is provided for by the NEO's Change-In-Control Agreement if employment is terminated without “Cause". Our 2019 performance resulted in a calculated bonus of 23.9% of target but such payments are not reflected as potential payments for Messrs. Trenary and Bowen as of December 31, 2019 as no awards were paid to the NEOs for 2019 as an outcome of our financial restatement and material weaknesses.

(2)
Represents payment of any annual incentive award earned in the prior year but not yet paid, if the named executive officer is terminated as a result of retirement, death, or disability. For the calendar year 2019, no incentive bonuses were earned by the NEOs as detailed above.

(3)
In the event of a Change-in-Control and termination within thirteen months, the NEOs are entitled to the earned but unpaid portion of incentive compensation under the Bonus Plan as of December 31, 2019. The unpaid earned compensation is payable within 15 days after termination of employment, but if the NEO is deemed to be a “specified employee” (within the meaning of Section 409A of the Code) on the date of termination of his employment, any severance payments that are considered deferred compensation subject to the requirements of 409A will be made on the earlier of (A) six months from the date of the NEO's separation from service, and (B) the date of his death (the “delay period”). Upon the expiration of the delay period, all payments that would have been paid in the absence of such delay shall be paid to the NEO in a lump sum, and any remaining payments and benefits shall be paid or provided in accordance with the Change-in-Control Agreement. In the event of a Change in Control and termination within thirteen months, the salary termination benefit for Messrs. Trenary and Bowen is equal to the amount of their current annual compensation, which is defined as the total of the base salary in effect at the time of the termination, plus the average annual performance incentive award actually received by the NEO over the last three fiscal years. The current annual compensation does not include the value of any stock options granted or exercised, restricted stock awards granted or vested, or contributions to 401(k) or other qualified plans. One-half of the salary termination benefit is payable as a lump sum payment within 30 days of termination and one-half of the salary termination benefit is payable as severance pay in equal monthly payments commencing 30 days after termination of employment and ending on the date that is the earlier of two and one-half months after the end of the fiscal year in which termination occurred or death, but if the NEO is deemed to be a “specified employee” (within the meaning of Section 409A of the Internal Revenue Code) on the date of termination of his employment, any severance payments that are considered deferred compensation subject to the requirements of 409A will be made on the earlier of the delay period. Upon expiration of the delay period, all payments that would have been paid in the absence of such delay shall be paid to the NEO in a lump sum, and any remaining payments and benefits shall be paid or provided in accordance with the Employment Agreement or Change-in-Control Agreement.

(4)
Payments relating to restricted stock represent the value of unvested restricted stock as of December 31, 2019, calculated by multiplying the number of unvested shares of restricted stock as of December 31, 2019 by the closing market price of our common stock on December 31, 2019.

(5)
In the event of a Change-in-Control, the cash performance award will be earned and paid based on the Total Shareholder Return calculated through the end of the most recently completed fiscal quarter prior to the Change-in-Control, subject to any terms and conditions set forth in the plan and/or imposed by the Committee. The amounts presented represent the amount that would be earned and paid based on our Total Shareholder Return relative to the Total Shareholder Return of companies in the Total Shareholder Return Peer Group, calculated as of December 31, 2019.

(6)	Represents any health, dental and vision insurance coverage provided at the time of termination of employment for a period of 12 months for Messrs. Trenary and Bowen.

(7)
Represents the maximum amount reimbursable for legal expenses in connection with enforcement of the Change-in-Control Agreement in the event of a dispute following a Change-in-Control. In addition to these benefits, NEOs with a vested balance under the Deferred Plan would be entitled to the vested portion of the account balance in the event of their termination of employment, death, disability, or a Change-in-Control. See the “2019 Deferred Compensation Table.”

The Company is obligated to pay the following pursuant to the NEOs’ Employment Agreement or Change-in-Control Agreement:

Terminations due to death, disability, for “Cause” or voluntary termination - the NEO will receive the earned but unpaid portion of base salary through the termination date.
For terminations by the Company without “Cause” prior to a Change-in-Control - the NEO will receive the earned but unpaid portion of base salary through the termination date plus base salary in accordance with the Company’s payroll practices in effect at the time of employment separation for an additional 12 months for Messrs. Trenary and Bowen. In addition, any restrictions on restricted shares held by Mr. Trenary will lapse and the restricted stock awards will be deemed fully vested in the event of termination without cause.
For without “Cause” or “Good Reason” terminations occurring at or within 13 months of a Change-in-Control - The NEO will receive the earned but unpaid portion of the base salary, credit for accrued but unused vacation and the amount of any earned but unpaid bonus, and incentive compensation or other fringe benefit through the date of termination. The salary termination benefit for Messrs. Trenary, and Bowen is equal to one times the amount of the current annual compensation and certain benefits continuation for a period of 12 months. In addition, upon a termination without “Cause” or for “Good Reason” within 12 months of a Change in Control, any restrictions on the NEO’s restricted stock awards will lapse and the restricted stock awards will be deemed fully vested.
Change-in-Control - Under the cash performance awards, in the event of a Change-in-Control prior to the expiration of the three year performance period, the cash performance award will be earned and paid based on the Total Shareholder Return calculated through the end of the most recently completed fiscal quarter prior to the Change in Control, subject to any terms and conditions set forth in the Equity Plan and/or imposed by the Committee.
Non-competition and non-solicitation provisions - pursuant to his Change-in-Control Agreement, Mr. Miller has agreed not to compete with us, or solicit any of our employees for a 24 month period following his separation and Mr. McKillop has agreed not to compete with us, or solicit any of our employees for a 12 month period following his separation. Pursuant to the Change-in-Control Agreements, Messrs. Trenary and Bowen have agreed not to compete with us, or solicit any of our employees, during the period in which they are employed by us and for a 12 month period thereafter.

Terms of Employment for Executive Officers
Each of our NEOs is generally entitled to participate in the following Company benefit programs: participation in the management performance bonus plan; vacation in accordance with Company policy, hospital/surgical/medical insurance; dental and vision insurance; group life insurance and short-term disability and long-term disability coverage; participation in the Company 401(k) Savings Plan; participation in the Deferred Compensation Plan; reasonable and customary relocation package in connection with the start of employment, as appropriate; and severance in accordance with the applicable Employment Agreement or Change-in-Control Agreement.

Indemnification Agreements
In addition to the indemnification provided for in our certificate of incorporation, we have entered into separate indemnification agreements with each of our directors, and NEOs. These indemnification agreements require us, among other things, to indemnify our directors, and NEOs for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by each of our directors, and NEOs in connection with the investigation, defense, settlement or appeal of any proceeding to which he was or is a party, or is threatened to be made a party or is involved, by reason of the fact that he or she is or was a director, or an NEO. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve in these roles.

Director Compensation
We pay our non-employee directors an annual retainer of $70,000 and an additional annual retainer to our Chairman of $55,000. We pay annual chair fees of $15,000 to the Audit Committee Chair, $10,000 to the Compensation Committee Chair and $7,500 to the Nominating, Governance & Sustainability Committee Chair.
We also compensate our non-employee directors through grants of restricted stock and in May 2019, we granted 11,873 shares of restricted stock to each of Messrs. Arves, Bevis, Fix, Griffin, Rancourt, and Stipp with a grant date value of $90,000. All such restricted stock grants made to our non-employee directors cliff vest in one year. As of 2018, the timing of director grants was moved from November to May to align with the service term that runs from annual meeting to annual meeting. Restricted stock grants for 2019 were granted on May 17, 2019 and will vest on May 14, 2020 or sooner if the director leaves the Board prior to annual meeting for any reason other than for cause, as was the case with the grant to Mr. Arves which vested as an outcome of his retirement in August 2019. We also reimburse all directors for reasonable expenses incurred in attending Board and committee meetings.

Board Leadership
The following changes became effective in 2019: Ms. Janice Stipp joined the Board as an Independent Director on February 28, 2019. Mr. Snell retired as Chairman of the Board on May 16, 2019. He was succeeded by Mr. Arves. Mr. Arves retired as an Independent Director and Chairman of the Board as of August 15, 2019. Mr. Griffin succeeded Mr. Arves as Chairman of the Board. Mr. Rancourt succeeded Mr. Griffin as Chairman of the Audit Committee. Mr. Bevis succeeded Mr. Rancourt as Chairman of the Nominating & Governance Committee, and on March 25, 2020, Ms. Stipp subsequently succeeded Mr. Bevis, as Chairperson of the newly renamed Nominating, Governance & Sustainability Committee, in connection with Mr. Bevis’ appointment as President and CEO. There were no changes to the Compensation Committee Chair. Mr. James Ray joined the Board as an Independent Director on March 25, 2020. Annual chair fees for 2019 were pro-rated based on these assignments, as detailed below:

The table below describes the compensation paid to non-employee directors in 2019. Mr. Miller, who served as a director and our President and Chief Executive Officer, received no compensation in 2019 for serving on our Board.

2019 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Scott C. Arves	93,750	90,000	-	-	-	-	183,750
Richard A. Snell	35,000	90,000	-	-	-	-	125,000
Robert C. Griffin	99,891	90,000	-	-	-	-	189,891
Roger L. Fix	80,000	90,000	-	-	-	-	170,000
Harold C. Bevis	72,792	90,000	-	-	-	-	162,792
Janice Stipp	70,000	90,000	-	-	-	-	160,000
Wayne M. Rancourt	80,292	90,000	-	-	-	-	170,292

(1)	Represents the aggregate value of the restricted stock based on the closing stock price of $7.58 on the grant date of May 16, 2019.

(2)	The aggregate number of shares of unvested restricted stock held by each of our non-employee directors as of December 31, 2019 was 11,873.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serve as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Compensation Committee. Accordingly, no interlocking relationship exists between our Board or the Compensation Committee of any other company.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following ratio of the annual total compensation of Mr. Miller, former President and CEO to the annual total compensation of our median employee;

For 2019, our last completed fiscal year:

•the annual total compensation of the median compensated of our Company’s employees (other than our President and CEO), was $16,800; and
•the annual total compensation of the President and CEO for purposes of determining the CEO pay ratio was $1,505,134

Based on this information, for 2019, the ratio of the annual total cash compensation of our President and CEO, to the annual total cash compensation of our median employee was 89.6:1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios, particularly as compared to those companies that do not have a strong representative employee population in lower cost regions.

To identify the "median employee" from our employee population, we used actual base salary paid, bonus paid and any overtime paid during the 12-month period ending on December 31, 2019. For purposes of this analysis, we annualized the base compensation of any employees who worked a partial calendar year. For purposes of this calculation, we also included the Company cost of non-discriminatory benefits for both our CEO and our median employee. Compensation of non US employees was converted from local currency to US dollars using exchange rates in effect on December 31, 2019.

We determined that, as of December 31, 2019, our employee population consisted of approximately 7,347 individuals globally, from the following regions:

Mexico	45%
United States	23%
Eastern Europe	23%
Western Europe	4%
Asia Pacific	5%

Nearly 70% of our employees are based in Mexico and Eastern Europe in our labor intensive wire harness business, which substantially influences the median employee compensation. As compared to the average employee compensation across all geographies in the chart above, the ratio of Mr. Miller’s compensation is 53:1.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans

Stock Option Grants - There are no stock option grants outstanding.

As of April 29, 2020, a total of 1,464,392 shares were available for future grants from the shares authorized for award under the 2014 Equity Incentive Plan, including cumulative forfeitures.

Beneficial Ownership
Except as otherwise noted, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 29, 2020 by: (1) each of the named executive officers in the Summary Compensation Table; (2) each of our directors; (3) all directors and executive officers as a group; and (4) each person or entity known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock. All information with respect to beneficial ownership has been furnished to us by the respective director or executive officer, and in the case of five percent beneficial owner, as disclosed in a Schedule 13G or Form 4 (subsequent to the Schedule 13G) as filed with the SEC. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to the number of shares set forth opposite his or her or its name.

The following table lists the number of shares and percentage of shares beneficially owned based on 31,975,717 shares of common stock outstanding as of April 29, 2020. Beneficial ownership of the common stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. There were no shares of common stock subject to options outstanding within 60 days of April 29, 2020.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Blackrock, Inc.(1)	2,187,432	7.0%
Renaissance Technologies LLC (2)	2,161,007	6.9%
Royce & Associates, LP (3)	1,976,623	6.3%
The Vanguard Group(4)	1,786,566	5.7%
Dimensional Fund Advisors, LP (5)	1,672,378	5.3%
Directors and Named Executive Officers:
Harold C. Bevis (6)(7)	263,657	*
Patrick E. Miller (8)	293,812	*
C. Timothy Trenary (9)	176,367	*
Douglas F. Bowen (10)	68,111	*
Dale M. McKillop (11)	53,844	*
Roger L. Fix (6)(12)	85,972	*
Robert C. Griffin (6)	89,350	*
Wayne Rancourt (6)	46,229	*
James Ray (6)	5,175	*
Janice E. Stipp (6)	16,092	*
All directors and executive officers as a group (10 persons)	1,098,609	*

* Denotes less than one percent.

(1)
Information is based on Amendment No. 1 to Schedule 13G as filed with the SEC on February 5, 2020 on which BlackRock, Inc. (“BlackRock”) reported sole voting power over 2,132,796 shares and sole dispositive power over 2,187,432 shares of our common stock as of December 31, 2019. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(2)
Information reported is based on Amendment No. 2 to Schedule 13G as filed with the SEC on February 13, 2020 on which Renaissance Technologies LLC and Renaissance Technologies Holding Corporation, which owns a majority interest in Renaissance Technologies LLC (collectively "Renaissance") reported sole voting power over 2,115,389 shares, sole dispositive power over 2,146,054 shares, and shared dispositive power over 14,953 shares of our common stock as of December 31, 2019. The address for Renaissance is 800 Third Avenue, New York, NY 10022.

(3)
Information reported is based on Amendment No. 5 to Schedule 13G as filed with the SEC on January 21, 2020 on which Royce & Associates, LP ("Royce") reported sole voting and dispositive power over 1,976,623shares of our common stock as of December 31, 2019. The address for Royce is 745 Fifth Avenue, New York, NY 10151.

(4)
Information is based on Schedule 13G as filed with the SEC on February 11, 2020 on which The Vanguard Group (“Vanguard”) reported sole voting power over 25,869 shares, sole dispositive power over 1,760,697 shares and shared dispositive power over 25,869 shares of our common stock as of December 31, 2019. The address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(5)
Information reported is based on Amendment No. 2 to Schedule 13G as filed with the SEC on February 12, 2020 on which Dimensional Fund Advisors, LP reported sole voting power over 1,591,069 shares and sole dispositive power over 1,672,378 shares of our common stock as of December 31, 2019. Dimensional Fund Advisors LP is a registered investment adviser that furnishes investment advice to four registered investment companies, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Dimensional Funds”). In certain cases, subsidiaries of

Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Dimensional Funds. In its role as investment adviser, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of the shares held by the Dimensional Funds. However, all these shares listed in this table are owned by the Dimensional Funds. Dimensional disclaims beneficial ownership of such securities. The address for Dimensional is Building One, 6300 Bee Cave Road, Austin, TX 78746.

(6)	Includes 11,873 shares with respect to Ms. Stipp and Messrs. Bevis, Fix, Griffin, and Rancourt, and 5,175 shares with respect to Mr. Ray that vest on the date of the Annual Meeting.

(7)	Includes 185,185 shares of restricted stock that vest in three installments commencing on each of December 31, 2020, 2021, and 2022.

(8)	Includes 46,014 shares that vested on April 16, 2020 pursuant to Mr. Miller's separation from the Company.

(9)	Includes 8,465 shares of restricted stock that vest in three equal installments commencing on October 20, 2018.

(10)	Includes 47,814 shares of restricted stock that vest in three installments commencing on December 31, 2020, 2021, and 2022.

(11)	Includes 12,165 shares of restricted stock that vest in three equal installments commencing on October 20, 2018.

(12)	Includes 7,500 shares held by the Roger L. Fix Revocable Trust, with Reporting Person as trustee.

Item 13.    Certain Relationships and Related Transactions and Director Independence
Independent Directors and Leadership Structure

The Board has determined that Ms. Stipp and Messrs. Fix, Griffin, Ray and Rancourt are independent directors, as independence is defined in Rule 5605(a)(2) of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules. The Board has not adopted categorical standards in making its determination of independence and instead relies on standards set forth in the NASDAQ Marketplace Rules. In making this determination, the Board considered all provisions of the definition in the standards set forth in the NASDAQ Marketplace Rules. Each member of the Audit Committee of the Board meets the heightened independence standards required for audit committee members under the NASDAQ Marketplace Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board structure provides for an independent, non-executive Chairman whose principal responsibility to our Company is leading the Board, thereby allowing our President and CEO to focus on running our Company. We believe that this structure is optimal at this time as it allows the President and CEO to more readily devote his attention and energy to the challenges of managing the business while the chairman facilitates board activities and the flow of information between management and the Board.

Committee Members
Our Audit Committee is comprised of Ms. Stipp and Messrs. Ray, and Rancourt (Chairman), all of whom are independent under the heightened independence standard required for audit committee members by the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act. Each of Ms. Stipp and Mr. Rancourt qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

The Compensation Committee is comprised of Messrs. Fix (Chairman), Ray, and Rancourt all of whom are independent as independence is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules.
Our Nominating Governance & Sustainability Committee consists of Ms. Stipp (Chairperson) and Messrs. Fix, and Rancourt all of whom are independent, as independence is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules.
Related Party Transactions

Our management monitors related party transactions for potential conflicts of interest situations on an ongoing basis. Under the NASDAQ Marketplace Rules, we are required to conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be reviewed and approved by our Audit Committee or another independent body of the Board. Related parties means our directors, officers, 5% stockholders or the immediate family members of any of the foregoing. Our Code of Conduct provides that no director or executive officer may represent the interests of any party other than the Company (including personal interests) in any material transaction in which we and another party are involved.

Item 14.    Principal Accountant Fees and Services
Principal Accountant Fees and Services
For fiscal years 2019 and 2018, the following fees were billed to us for the indicated services by KPMG LLP:

	2019	2018
Audit Fees	$2,275,550	$1,720,109
Audit-Related Fees	19,252	8,815
Tax Fees	240,274	146,938
All Other Fees	248,914	10,395
Total Independent Accountant’s Fees	$2,783,914	$1,886,257

Audit Fees.    Consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees.    Consist of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits.
Tax Fees.    Consist of fees billed for professional services for tax compliance, tax consultation and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
All Other Fees.    Consist of fees for services other than the services reported above.

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
During fiscal year 2019, all services by our independent registered public accounting firm were pre-approved by the Audit Committee in accordance with this policy.

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following financial statements, financial statement schedules and exhibits are filed as a part of this report:

1.	Financial Statements. No financial statements are filed with this Form 10-K/A.

2.	Financial Statement Schedules. No financial statement schedules are applicable or required

(2)	LIST OF EXHIBITS

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

EXHIBIT INDEX

Exhibit No.	Description

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

4.11	Description of Securities. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

10.1*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.2*	Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company proxy statement on Form Schedule 14A (File No. 001-34365), filed on April 11, 2014).

10.3*	Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company's current report on Form 8-K (File No. 001-34365), filed on May 17, 2017).

10.4*	Commercial Vehicle Group, Inc. 2017 Annual Incentive Plan (incorporated by reference from the Company current report on Form 10-Q (File No. 001-34365), filed on May 5, 2017).

10.5*	Commercial Vehicle Group, Inc. Annual Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 14, 2018).

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

10.20*	Offer letter, dated May 25, 2017, to Douglas Bowen. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

10.21*
Change in Control & Non-Competition Agreement dated November 7, 2017 with Douglas Bowen (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

21.1	Subsidiaries of Commercial Vehicle Group, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

23.1	Consent of KPMG LLP(incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020)..

31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.

31.2	302 Certification by C. Timothy Trenary, Executive Vice President and Chief Financial Officer.

32.1
906 Certification by Patrick E. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

32.2
906 Certification by C. Timothy Trenary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002(incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 16, 2020)..

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

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ Aneezal H. Mohamed
Aneezal H. Mohamed
General Counsel
Date: May 1, 2020