Form 10-Q
period 2020-03-31
Commercial Vehicle Group, Inc.
filed 2020-05-18
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 18, 2020 was 31,965,628 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS
COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current Assets:
Cash	$58,055	$39,511
Accounts receivable, net of allowances of $477 and $432, respectively	123,293	115,099
Inventories	84,459	82,872
Other current assets	14,043	18,490
Total current assets	279,850	255,972
Property, plant and equipment, net of accumulated depreciation of $155,718 and $154,939, respectively	70,022	73,686
Operating lease right-of-use assets, net	31,645	34,960
Goodwill	—	27,816
Intangible assets, net of accumulated amortization of $12,099 and $11,440, respectively	24,160	25,258
Deferred income taxes	22,795	14,654
Other assets, net	2,716	3,480
Total assets	$431,188	$435,826
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$73,640	$63,058
Revolving credit facility	15,000	—
Current operating lease liabilities	7,730	7,620
Accrued liabilities and other	39,266	32,673
Current portion of long-term debt	3,268	3,256
Total current liabilities	138,904	106,607
Long-term debt	152,304	153,128
Operating lease liabilities	26,248	29,414
Pension and other post-retirement benefits	10,072	10,666
Other long-term liabilities	6,734	7,323
Total liabilities	334,262	307,138
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,847,269 and 30,801,255 shares issued and outstanding respectively)	323	323
Treasury stock, at cost: 1,334,251 shares, as of March 2019 and December 2018	(11,230)	(11,230)
Additional paid-in capital	246,714	245,852
Retained deficit	(84,901)	(60,307)
Accumulated other comprehensive loss	(53,980)	(45,950)
Total stockholders’ equity	96,926	128,688
Total liabilities and stockholders’ equity	$431,188	$435,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019 (as restated)
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$187,105	$243,164
Cost of Revenues	166,802	210,075
Gross Profit	20,303	33,089
Selling, General and Administrative Expenses	17,099	15,199
Amortization Expense	860	321
Impairment Expense	28,867	—
Operating (Loss) Income	(26,523)	17,569
Interest and Other Expense	5,365	4,396
(Loss) Income Before Provision for Income Taxes	(31,888)	13,173
(Benefit) Provision for Income Taxes	(7,294)	3,187
Net (Loss) Income	$(24,594)	$9,986
(Loss) earnings per Common Share:
Basic	$(0.80)	$0.33
Diluted	$(0.80)	$0.33
Weighted Average Shares Outstanding:
Basic	30,806	30,513
Diluted	30,806	30,694
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2020	2019 (as restated)
	(Unaudited)	(Unaudited)
	(In thousands)
Net (loss) income	$(24,594)	$9,986
Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	(4,805)	104
Minimum pension liability, net of tax	(447)	(649)
Derivative instrument, net of tax	(2,778)	339
Other comprehensive loss	(8,030)	(206)
Comprehensive (loss) income	$(32,624)	$9,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2019	30,801	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46	—	—	862	—	—	862
Total comprehensive loss	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019 (as restated)
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(24,594)	$9,986
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,640	3,681
Impairment expense	28,867	—
Provision for doubtful accounts	1,758	2,350
Non-cash amortization of debt financing costs	340	342
Shared-based compensation expense	862	761
Deferred income taxes	(7,990)	2,298
Non-cash loss on derivative contracts	918	737
Change in other operating items:
Accounts receivable	(11,649)	(26,356)
Inventories	(3,259)	(4,739)
Prepaid expenses	728	(2,272)
Accounts payable	12,321	9,548
Other operating activities, net	7,403	(2,307)
Net cash provided by (used in) operating activities	10,345	(5,971)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,472)	(5,580)
Proceeds from disposal/sale of property, plant and equipment	4	20
Net cash used in investing activities	(3,468)	(5,560)
Cash Flows from Financing Activities:
Borrowing on Revolving Credit Facility	15,000	—
Repayment of Term Loan	(1,094)	(5,244)
Other financing activities	(62)	(105)
Net cash provided by (used in) financing activities	13,844	(5,349)

Effect of Foreign Currency Exchange Rate Changes on Cash	(2,177)	315

Net Increase (Decrease) in Cash	18,544	(16,565)

Cash:
Beginning of period	39,511	70,913
End of period	$58,055	$54,348
Supplemental Cash Flow Information:
Cash paid for interest	$3,189	$3,373
Cash paid for income taxes, net	$780	$2,593
Unpaid purchases of property and equipment included in accounts payable	$59	$233

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

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2019 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K ("2019 Form 10-K") as filed with the SEC on March 16, 2020. Unless otherwise indicated, all amounts are in thousands, except share and per share amounts. Certain changes to presentation of accounts receivable allowances in the Condensed Consolidated Statement of Operations have been made to conform to current year presentation.

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
2. Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)". The ASU facilitates the effects of Reference Rate Reform on financial reporting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. We are evaluating the effect this ASU will have on the Company.
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
Accounting Pronouncements Implemented in the three months ended March 31, 2020
In March 2020, the FASB issued ASU No. 2020-03, "Codification Improvements to Financial Instruments". The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (Topic 326) with Leases (Topic 842) and Transfers and Servicing-Sales of Financial Assets (Subtopic 860-20). In accordance with ASU 2020-03, the Company adopted the guidance as of March 31, 2020. We were not materially impacted by the implementation of this pronouncement.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to its carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company implemented ASU 2017-04 as of January 1, 2020 with no material impact. Subsequently as of March 31, 2020, we fully impaired our goodwill. Refer to the Note 11 for more details.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)". The ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The FASB subsequently issued ASU No. 2018-19, "Codification Improvements to Topic 326: Financial Instruments - Credit Losses", in November 2018 which provided further guidance on assessment of receivables for operating leases. ASU No. 2019-04, "Codification Improvements to Topic 326, Topic 815 and Topic 825" and ASU No. 2019-05, "Targeted Transition Relief", that were issued in April and May of 2019 do not materially impact the Company. In November 2019, the FASB issued ASU No. 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", which further clarified and improved the Codification to make it easier to understand and apply. The Company implemented ASU 2016-13, ASU 2018-19 and ASU 2019-11 as of January 1, 2020 and the ASUs did not have a material impact on the Company's consolidated financial statements.
3. Restatement of Previously Issued Consolidated Financial Statements

Restatement Background

As noted in our 2019 Form 10-K, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after considering the recommendations of management, and discussing such recommendations with outside SEC counsel, concluded that our 2018 Financial Statements, included in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2018 (the “2018 Annual Report”), and our unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019 (the "2019 Quarterly Reports”), should no longer be relied upon due to misstatements that are described in greater detail below, and that we would restate such financial statements to make the necessary accounting corrections.

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

The following tables present the impacts of the restatement adjustments to the previously reported financial information for the period ended March 31, 2019. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below. The restatement adjustments and error correction and their impact on previously reported consolidated financial statements are described below.

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

4. Revenue Recognition

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

Contractual Arrangements
Revenue is measured based on terms and conditions specified in contracts or purchase orders with customers. We have long-term contracts with some customers that govern overall terms and conditions which are accompanied by purchase orders that define specific order quantities and/or price. We have many customers with which we conduct business for which the terms and conditions are outlined in purchase orders without a long-term contract. We generally do not have customer contracts with minimum order quantity requirements.

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's contracts as of March 31, 2020, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

We recognize revenue at the point in time when we satisfy a performance obligation by transferring control of a product to a customer, usually at a designated shipping point and in accordance with customer specifications. Estimates are made for variable consideration resulting from quality, delivery, discounts or other issues affecting the value of revenue and accounts receivable. This amount is estimated based on historical trends and current market conditions, and only amounts deemed collectible are recognized as revenues.

Other Matters
Shipping and handling costs billed to customers are recorded in revenues and costs associated with outbound freight are generally accounted for as a fulfillment cost and are included in cost of revenues. We generally do not provide for extended warranties or material customer incentives. Our customers typically do not have a general right of return for our products.

We had outstanding customer accounts receivable, net of allowances, of $123.3 million as of March 31, 2020 and $115.1 million as of December 31, 2019. We generally do not have other assets or liabilities associated with customer arrangements. In general, we do not make significant judgments or have variable consideration that impact our recognition of revenue.
Refer to Note 16 for revenue disclosures by reportable segments.

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

Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are recognized. Refer to Note 17 for additional disclosures.

Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into an agreement (the “Interest Rate Swap Agreement”) with Bank of America, N.A. whereby the Company has agreed to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Interest Rate Swap Agreement is intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the senior secured term loan facility. The Company expects this agreement to remain effective during the remaining term of the Interest Rate Swap Agreement and records the impact of the agreement in interest and other expense in the Condensed Consolidated Statements of Operations. Refer to Note 17 for additional disclosures.
The fair values of our derivative assets and liabilities and contingent consideration measured on a recurring basis are categorized as follows:

		March 31, 2020				December 31, 2019
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$—	$—	$—	$—	$464	$—	$464	$—
	Interest rate swap agreement [2]	$1,213	$—	$1,213	$—	$150	$—	$150	$—
Derivative liabilities	Foreign exchange contract [3]	$3,025	$—	$3,025	$—	$—	$—	$—	$—
	Interest rate swap agreement [3]	$2,976	$—	$2,976	$—	$995	$—	$995	$—
Earnout liability	Contingent consideration [4]	$4,801	$—	$—	$4,801	$4,700	$—	$—	$4,700
Derivative equity	Foreign exchange contract [5]	$2,314	$—	$2,314	$—	$464	$—	$464	$—

[1]	Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.

[2]	Presented in the Condensed Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

[3]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other and based on observable market transactions of forward rates.

[4]	Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other long term liabilities and based on a Monte Carlo valuation model.

[5]	Presented in Condensed Consolidated Balance Sheets in accumulated other comprehensive income and based on observable market transactions of spot and forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$155,572	$144,653	$156,384	$157,983

[1]
Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.3 million and long-term debt of $152.3 million as of March 31, 2020, and current portion of long-term debt of $3.3 million and long-term debt of $153.1 million as of December 31, 2019.

Long Lived Assets Impairment. For the quarter ended March 31, 2020, an impairment charge of $0.6 million was recognized for a corporate asset and was based on the estimated selling price, less selling costs, of $0.5 million. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations. Given the limited market comparable values of the asset, it is classified as Level 2. Additionally, in the quarter ended March 31, 2020, we recorded a $0.4 million impairment associated with an operating lease right-of-use asset and an impairment of property, plant and equipment of $0.7 million in the Electrical Systems segment. There were no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis as of March 31, 2019.

Goodwill Impairment. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we calculated the estimated fair value of the goodwill reporting units within the Electrical Systems and Global Seating Segments by discounting the estimated operating cash flows of each reporting unit. We then compared these estimated fair values to the net carrying values at March 31, 2020 and, as a result, recognized a $27.1 million impairment charge to goodwill. Given the subjectivity of the inputs into the fair value estimate of goodwill, the asset is classified as Level 3.
6. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,847,269 and 30,801,255 shares were issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of March 31, 2020 and December 31, 2019.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three months ended March 31, 2020 and 2019 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2020	2019 (as restated)
Net income	$(24,594)	$9,986
Weighted average number of common shares outstanding (in '000s)	30,806	30,513
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	181
Dilutive shares outstanding	30,806	30,694
Basic (loss) earnings per share	$(0.80)	$0.33
Diluted (loss) earnings per share	$(0.80)	$0.33
The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 190,803 outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the three months ended March 31, 2019.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in Note 14) restrict the payment or distribution of our cash and other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares (in thousands)	Amount
Balance - December 31, 2019	30,801	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46	—	—	862	—	—	862
Total comprehensive loss	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit [1]	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares (in thousands)	Amount
December 31, 2018 (as restated)	30,513	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income (as restated)	—	—	—	—	9,986	(206)	9,780
March 31, 2019 (as restated)	30,513	$318	$(10,245)	$243,768	$(66,099)	$(47,677)	$120,065

1.	The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

7. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards.
Restricted Stock Awards – Restricted stock awards are a grant of shares of common stock that may not be sold, encumbered or disposed of and that may be forfeited in the event of certain terminations of employment or in the case of the board of directors a separation for cause, prior to the end of a restricted period set by the Compensation Committee of the Board of Directors. A participant granted restricted stock generally has all of the rights of a stockholder, unless the Compensation Committee determines otherwise.
The following table summarizes information about outstanding restricted stock grants as of March 31, 2020:

Grant	Shares Granted	Unvested Shares	Vesting Schedule	Unearned Compensation	Remaining Period to Vesting (in months)
October 2017	303	72	3 equal annual installments commencing on October 20, 2018	$392.6	7
October 2018	382	188	3 equal annual installments commencing on October 20, 2019	$998.2	19
May 2019	71	59	Shares granted to independent board members that fully vest as of May 16, 2020	$37.5	1
October 2019	12	12	3 equal annual installments commencing on October 20, 2020	$70.4	31
January 2020	149	146	3 equal annual installments commencing on October 20, 2020	$758.7	31
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of the period	403	$7.72	761	$7.56
Granted	149	6.00	4	8.00
Vested	(46)	7.72	—	—
Forfeited	(29)	7.51	(5)	7.93
Nonvested at March 31	477	$7.20	760	$6.84
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
The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in November 2018 and 2017:

Grant Date	Grant Amount	Adjustments	Forfeitures	Adjusted Award Value at March 31, 2020	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2017	$1,584	$(519)	$(546)	$519	November 2020	7
November 2018	1,590	(4)	(558)	1,028	November 2021	19
	$3,174	$(523)	$(1,104)	$1,547

Compensation benefit of $0.6 million and compensation expense of $0.3 million was recognized for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation expense was $0.6 million and $2.2 million as of March 31, 2020 and 2019, respectively.

9. Accounts Receivable

Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. The allowance for credit losses is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current economic market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.

The Company's allowance for credit losses as of March 31, 2020 and December 31, 2019 was $0.4 million. The following is a rollforward of the allowances for credit losses related to accounts receivable for the three months ended March 31, 2020 by reportable segment:

	Three Months Ended March 31, 2020
	Electrical Systems	Global Seating	Total
Balance - Beginning of period	$49	$383	$432
Provisions	23	28	51
Utilizations	—	(20)	(20)
Currency translation adjustment	(1)	(16)	(17)
Balance - End of period	$71	$375	$446
10. Inventories
Inventories are valued at the lower of first-in, first-out cost or market and are measured at the lower of cost or net realizable value. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$58,367	$57,742
Work in process	13,629	12,612
Finished goods	12,463	12,518
	$84,459	$82,872
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.
11. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. We review goodwill for impairment annually, initially utilizing a qualitative assessment in the second fiscal quarter and whenever events or changes in circumstances indicate it is more likely than not that the carrying value may not be recoverable. Goodwill of $4.8 million was attributable to the Global Seating Segment and $22.3 million to the Electrical Systems Segment.
As disclosed in Note 20, the Company acquired substantially all of the assets and certain liabilities of First Source Electronics, LLC (“FSE”) on September 17, 2019. In the first quarter of 2020 we reduced the value of the goodwill associated with the purchase of FSE by $0.5 million as a result of the finalization of the purchase price for FSE.
As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we calculated the estimated fair value of the goodwill reporting units within the Electrical Systems and Global Seating Segments by discounting the estimated operating cash flows of each reporting unit. We then compared these estimated fair values to the net carrying values at March 31, 2020 and, as a result, recognized $27.1 million impairment of goodwill. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations.
The changes in the carrying amounts of goodwill are as follows:

	March 31, 2020	December 31, 2019
Beginning of the period	$27,816	$7,576
Finalization of FSE Purchase Accounting	(537)	20,365
Goodwill impairment	(27,074)	—
Currency translation adjustment	(205)	(125)
Balance - Ending	$—	$27,816
Our definite-lived intangible assets were comprised of the following:

		March 31, 2020			December 31, 2019
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	23 years	$11,433	$(4,326)	$7,107	$11,553	$(4,276)	$7,277
Customer relationships	15 years	14,706	(6,676)	8,030	15,025	(6,574)	8,451
Technical know-how	5 years	9,790	(1,061)	8,729	9,790	(571)	9,219
Covenant not to compete	5 years	330	(36)	294	330	(19)	311
		$36,259	$(12,099)	$24,160	$36,698	$(11,440)	$25,258
The aggregate intangible asset amortization expense was approximately $0.9 million for the three months ended March 31, 2020 and $0.3 million for the three months ended March 31, 2019. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2020 and for each of the three succeeding years is expected to be $3.4 million and $2.8 million in 2024.

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

The components of lease expense are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$2,466	$1,570
Finance lease cost
Amortization of right-of-use assets	89	80
Interest on lease liabilities	12	15
Total finance lease cost	101	95
Short-term lease cost [1]	1,029	1,991
Total lease expense	$3,596	$3,656

1.	Includes variable lease costs, which are not significant

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,583	$1,480
Financing cash flows from finance leases	$113	$105

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net	$31,645	$34,960

Current liabilities	Current operating lease liabilities	7,730	7,620
Non-current liabilities	Operating lease liabilities	26,248	29,414
Total operating lease liabilities		$33,978	$37,034

Finance Leases
Right-of-use assets		$1,162	$1,135
Accumulated depreciation		(408)	(343)
Right-of-use assets, net	Other assets, net	754	792

Current liabilities	Accrued liabilities and other	317	354
Non-current liabilities	Other long-term liabilities	384	398
Total finance lease liabilities		$701	$752

Weighted Average Remaining Lease Term
Operating leases		4.9 years	5.0 years
Finance leases		2.9 years	2.8 years
Weighted Average Discount Rate
Operating leases		9.0%	9.1%
Finance leases		6.8%	7.2%

Right-of-use Assets Impairment. As disclosed in Note 5, the impairment of an operating lease right-of-use asset of $0.4 million was recorded for the first quarter ended March 31, 2020. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region, and apply a portfolio approach for certain machinery and equipment that have consistent terms in a specific geographic region.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2020 [1]	$7,617	$278	$7,895
2021	9,776	244	10,020
2022	8,824	128	8,952
2023	4,830	65	4,895
2024	3,775	29	3,804
Thereafter	6,685	16	6,701
Total lease payments	41,507	760	42,267
Less: Imputed interest	(7,529)	(59)	(7,588)
Present value of lease liabilities	$33,978	$701	$34,679

[1]	Excluding the three months ended March 31, 2020.

13. Commitments and Contingencies
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended March 31, 2020 and 2019, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following represents a summary of the warranty provision for the three months ended March 31, 2020:

Balance - December 31, 2019	$3,082
Provision for new warranty claims	272
Change in provision for preexisting warranty claims	(119)
Deduction for payments made	(543)
Currency translation adjustment	(30)
Balance - March 31, 2020	$2,662
Leases - As disclosed in Note 12, we lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2020, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2020 and 2019, we had no such guarantees.
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
Debt Payments - As disclosed in Note 14, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreements mature in 2023; no payments are due thereafter:

Year Ending December 31,
2020	$3,281
2021	$4,375
2022	$4,375
2023	$146,788
2024	$—
Thereafter	$—
14. Debt and Credit Facilities
Debt consisted of the following:

	March 31, 2020	December 31, 2019
Term loan and security agreement [1,2]	$155,572	$156,384

1.
Presented in the Condensed Consolidated Balance Sheets as current portion of long-term debt of $3.3 million, net of current prepaid debt financing costs of $0.5 million and current original issue discount of $0.6 million; and long-term debt of $152.3 million, net of long-term prepaid debt financing costs of $1.0 million and long-term original issue discount $1.1 million as of March 31, 2020.

2.
Presented in the Condensed Consolidated Balance Sheets as current portion of long-term debt of $3.3 million, net of current prepaid debt financing costs of $0.5 million and current original issue discount of $0.6 million; and long-term debt of $153.1 million, net of long-term prepaid debt financing costs of $1.2 million and long-term original issue discount $1.3 million as of December 31, 2019.

Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility, maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”), the terms of which are described in Note 9 in our 2019 Form 10-K. The unamortized deferred financing fees of $1.6 million and original issue discount of $1.7 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $155.6 million as of March 31, 2020 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 9 in our 2019 Form 10-K. We were in compliance with the covenants as of March 31, 2020. On May 11, 2020, the Company entered into Amendment No. 1 of the TLS Agreement, the terms of which are discussed in Note 22.
Revolving Credit Facility
On September 18, 2019, the Company entered into an amendment of the Third Amended and Restated Loan and Security Agreement (the “Revolving Loan Agreement”), dated as of April 12, 2017, the terms of which are described in Note 9 in our 2019 10-K and which governs the Company’s asset based revolving credit facility (the “Revolving Credit Facility”).
The Amendment amends the terms of the Revolving Credit Facility to entitle the Company and the other named borrowers thereunder (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $90.0 million and a borrowing base composed of accounts receivable and inventory (such facility, the “Tranche A Facility”). Of the $90.0 million, $7.0 million shall be available as a first-in, last-out facility (the “Tranche B Facility”) at a 100 basis points premium, as reflected in the table below.
The applicable margin, which is set at Level III as of March 31, 2020, is based on average daily availability under the revolving credit facility as follows:

Level	Average Daily Availability	Tranche A Base Rate Loans	Tranche A LIBOR Revolver Loans	Tranche B Base Rate Loans	Tranche B LIBOR Revolver Loans
III	≥ $30,000,000	0.50%	1.50%	1.50%	2.50%
II	> $15,000,000 but < $30,000,000	0.75%	1.75%	1.75%	2.75%
I	≤ $15,000,000	1.00%	2.00%	2.00%	3.00%

At March 31, 2020 we had 15.0 million of borrowings under the revolving credit facility, outstanding letters of credit were $1.6 million and we had availability of $56.1 million. The unamortized deferred financing fees associated with the revolving credit facility were $0.5 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively, and are being amortized over the remaining life of the agreement. At December 31, 2019, we did not have borrowings under the revolving credit facility; and we had outstanding letters of credit of $1.6 million.
The Revolving Loan Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 9 in our 2019 Form 10-K. The Company was in compliance with all applicable covenants as of March 31, 2020. On May 11, 2020, the Company entered into Amendment No. 2 to the Revolving Credit Facility, the terms of which are discussed in Note 22.
15. Income Taxes
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The income tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company's estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. Accordingly, if the Company is unable to reliably estimate its annual effective tax rate the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the three months ended March 31, 2020, we computed our $7.3 million income tax benefit based on our year-to-date actual effective tax rate as we were unable to reliably estimate our annual effective tax rate due the to uncertainty of the impact of the COVID-19 pandemic on our full year taxable income.
We file federal income tax returns in the U.S. and income tax returns in various U.S. state and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2016. In our major foreign jurisdictions including China, Czech Republic, Mexico and the United Kingdom, our income tax filings are generally subject to examination for three to five years.
As of March 31, 2020 and December 31, 2019, the Company had $0.9 million, in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against the related deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.4 million of interest and penalties as of March 31, 2020 and December 31, 2019. We are not aware of any events that could occur within the next twelve months that would have a material impact on the amount of unrecognized tax benefits.
At March 31, 2020, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. Although the Company continues to evaluate the new law, we do not expect either the U.S. or non-U.S. corporate income tax provisions of the CARES Act to have a material impact on our income tax (benefit) provision.

16. Segment Reporting
As disclosed in Note 12 of our 2019 Form 10-K, in the year ended December 31, 2018, our operating segments are Electrical Systems and Global Seating.
The following tables present segment revenues, gross profit, selling, general and administrative expenses, depreciation and amortization expense, impairment expense, operating income, capital expenditures and other items for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$111,167	$75,938	$—	$187,105
Intersegment Revenues	931	43	(974)	—
Total Revenues	$112,098	$75,981	$(974)	$187,105
Gross Profit	$10,946	$9,371	$(14)	$20,303
Selling, General & Administrative Expenses	3,950	4,792	8,357	17,099
Amortization Expense	729	131	—	860
Impairment Expense	$23,415	$4,809	$643	$28,867
Operating Loss	$(17,148)	$(361)	$(9,014)	$(26,523)

Capital Expenditures, Depreciation Expense and Other Items:
Capital Expenditures	$1,876	$729	$301	$2,906
Depreciation Expense	$2,082	$1,070	$628	$3,780
Other items [1]	$—	$131	$40	$171

1.	Other items include costs associated with restructuring activities, including employee severance and retention costs, building repairs, and costs to transfer equipment.

	Three Months Ended March 31, 2019 (as restated)
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External Revenues	$140,672	$102,492	$—	$243,164
Intersegment Revenues	2,939	1,569	(4,508)	—
Total Revenues	$143,611	$104,061	$(4,508)	$243,164
Gross Profit	$19,331	$13,779	$(21)	$33,089
Selling, General & Administrative Expenses	4,149	5,337	5,713	15,199
Amortization Expense	187	134	—	321
Operating Income	$14,995	$8,308	$(5,734)	$17,569

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$3,485	$977	$841	$5,303
Depreciation Expense	$1,683	$1,081	$596	$3,360

1.	The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

17. Derivative Contracts
We use foreign exchange contracts to hedge some of our foreign currency transaction exposure. We estimate our projected revenues and purchases in certain foreign currencies and may hedge a portion of the anticipated long or short positions. The contracts typically run from one month up to eighteen months. As our foreign exchange contracts are designated as hedging instruments, the fluctuations in fair value are recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets until the contracts mature, at which time the gains and losses are recognized in cost of revenues in the Condensed Consolidated Statements of Operations. We do not hold or issue foreign exchange options or foreign exchange contracts for trading purposes. Our foreign exchange contracts are subject to a master netting agreement. We record assets and liabilities relating to our foreign exchange contracts on a gross basis in our Condensed Consolidated Balance Sheets.

The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2020		December 31, 2019
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$17,092	$14,067	$22,474	$22,939
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into the Interest Rate Swap Agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the senior secured term loan credit facility thereby reducing exposure to interest rate changes. The Interest Rate Swap Agreement has a rate floor of 2.07% and an all-in rate of 8.07% and a maturity date of April 30, 2022. As of March 31, 2020, the Interest Rate Swap Agreement was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in the Condensed Consolidated Statements of Operations.
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$464
Interest rate swap agreement	Other assets, net	$1,213	Other assets, net	$150

	Derivative Liability
	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$3,025	Accrued liabilities	$—
Interest rate swap agreement	Accrued liabilities	$2,976	Accrued liabilities	$995

	Derivative Equity
	March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accumulated other comprehensive loss	$(2,314)	Accumulated other comprehensive loss	$464
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2020	2019
	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
Foreign exchange contracts	Cost of Revenues	$—	$4
Interest rate swap agreement	Interest and Other Expense	$(996)	$(652)

18. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2019	$(24,032)	464	$(22,382)	$(45,950)
Net current period change	(4,805)	—	—	(4,805)
Derivative instruments	—	(2,778)	—	(2,778)
Amortization of actuarial losses	—	—	(447)	(447)
Ending balance, March 31, 2020	$(28,837)	$(2,314)	$(22,829)	$(53,980)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2018	$(22,847)	$496	$(25,120)	$(47,471)
Net current period change	104	—	—	104
Derivative instruments	—	339	—	339
Amortization of actuarial losses	—	—	(649)	(649)
Ending balance, March 31, 2019	$(22,743)	$835	$(25,769)	$(47,677)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended March 31, 2020
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(554)	$107	$(447)
Derivative instruments	(3,488)	710	(2,778)
Cumulative translation adjustment	(4,805)	—	(4,805)
Total other comprehensive loss	$(8,847)	$817	$(8,030)

	Three Months Ended March 31, 2019
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(804)	$155	$(649)
Derivative instruments	339	—	339
Cumulative translation adjustment	104	—	104
Total other comprehensive loss	$(361)	$155	$(206)

19. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our practice is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	281	446	204	285
Expected return on plan assets	(519)	(751)	(263)	(286)
Amortization of prior service cost	74	2	11	12
Recognized actuarial loss	2	83	143	137
Net (benefit) cost	$(162)	$(220)	$95	$148

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in interest and other expense within the Condensed Consolidated Statements of Operations.
We expect to contribute $0.5 million to our pension and other post-retirement benefit plans in 2020. As of March 31, 2020, contributions totaling $0.2 million have been made.
20. Business Combinations

On September 17, 2019, the Company entered into and closed on an Asset Purchase Agreement (the “Agreement”) with First Source Electronics, LLC (“FSE”), Kevin Popielarczyk and Richard Vuoto and the Company’s wholly-owned subsidiary, CVG FSE, LLC (“CVG FSE”). The Agreement provided for the acquisition by CVG FSE of substantially all of the assets and certain liabilities of FSE in exchange for a cash purchase price of $34.0 million, subject to a net working capital adjustment, plus a right to earn up to $10.8 million in contingent milestone payments. The purchase was funded through domestic cash on hand and $2.0 million of borrowings under our revolving credit facility. FSE is in the business of manufacturing, distributing, marketing and selling cable and electro-mechanical assemblies, control panels and other business and consumer electronics products and services. FSE improves our ability to participate in the progression of digitalization, connectivity and associated power and data applications. Furthermore, this strategic acquisition complements our high-complexity, low-to-medium volume electrical business, provides an entry into the warehouse automation market, and provides the opportunity to leverage our global footprint and to increase cross-selling opportunities.

The contingent milestone payments are payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The estimate was recorded within other long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2019. The total undiscounted contingent milestone payments is estimated at $5.6 million and the fair value is $4.8 million as of March 31, 2020.

The Agreement contains customary indemnification provisions and provided for the establishment of an escrow fund of $3.0 million of the purchase price to secure indemnification claims by CVG FSE for an 18-month period. The Company is a party to the Agreement solely as a guarantor of CVG FSE’s payment obligations.

The FSE Acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of FSE have been recorded at their respective fair values. The Company has completed its assessment of fair values of assets acquired and liabilities assumed, and the final amounts are reflected in the table below. The purchase price associated with the FSE Acquisition exceeded the preliminary fair value of the net assets acquired by approximately $19.8 million. This reflects an increase of $2.2 million from the initial valuation as of September 30, 2019. A final adjustment to the purchase price was made in the three months ending March 31, 2020 reducing goodwill by $0.5 million. The excess purchase price over net assets acquired is recorded as goodwill and was determined as follows:

Initial cash paid, net of working capital adjustment	$34,000
Purchase price adjustment	(537)
Contingent consideration at fair value	4,700
Total consideration	$38,163
Net assets at fair value	18,335
Excess of total consideration over net assets acquired	$19,828

In the first quarter of 2020, pursuant to the asset purchase agreement a final adjustment resulted in a $0.5 million reduction in the initial consideration paid and goodwill. The valuation is final as of March 31, 2020. The allocation of the fair value of the assets acquired and liabilities assumed, at acquisition and as adjusted for the final adjustment at March 31, 2020, was as follows:

	Preliminary Purchase Price allocation	Adjustment	Final Purchase Price Allocation
Net working capital	$2,856	$—	$2,856
Property, plant and equipment	503	—	503
Other long-term assets	1,650	—	1,650
Definite-lived intangible assets	14,500	—	14,500
Goodwill	20,365	(537)	19,828
Other long-term liabilities	(1,174)	—	(1,174)
Total consideration	$38,700	$(537)	$38,163

As disclosed in Note 11, the full value of the Company's goodwill was impaired during the three months ended March 31, 2020.
21. Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, the Company is implementing additional cost reduction initiatives and is considering further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic. These actions were initiated in 2019 and are expected to continue through 2020 and into 2021. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities.

Total pre-tax costs associated with the Restructuring Initiatives are estimated to be $5.0 million to $7.0 million and lowered operating costs beginning in the first quarter of 2020.
The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
BALANCE - December 31, 2019	$1,276	$102	$947	$2,325
New Charges	—	131	40	171
Payments and Other Adjustments	(848)	(196)	(248)	(1,292)
BALANCE - March 31, 2020	$428	$37	$739	$1,204
Approximately $0.1 million in employee costs were incurred in the three months ended March 31, 2020 in the Global Seating Segment and is included in cost of revenues.
22. Subsequent Events

On May 11, 2020, the Company and certain of its subsidiaries, as guarantors or co-borrowers, as applicable, entered into (i) an Amendment No. 1 (the “Term Amendment”), which Term Amendment amends the TLS Agreement, dated as of April 12, 2017, with Bank of America, N.A. as agent, and the lenders party thereto, which agreement governs the Company’s term loan credit facility and (ii) an Amendment No. 2 (the “Revolving Amendment”), which Revolving Amendment amends the Revolving Credit

Facility, dated as of April 12, 2017, with Bank of America, N.A., as agent, and certain financial institutions as lenders, which agreement governs the Company’s asset-based revolving credit facility.

The Term Amendment amends the terms of the existing Term Loan Agreement to add a new minimum consolidated liquidity covenant of $40.0 million, to be tested each fiscal quarter through the fiscal quarter ending September 30, 2021, and to temporarily suspend the leverage ratio covenant through the fiscal quarter ending December 31, 2020 and to reset the leverage ratio covenant levels for quarterly periods ended on or after March 31, 2021.

In addition, amendments were made to certain restrictive covenants, the effect of which are to limit the Company’s ability to incur additional debt, grant liens, repurchase the Company’s stock and to issue dividends or make investments. As amended, through September 30, 2021, loans outstanding under the Term Loan Agreement accrue interest at a per annum rate based on (at the Company’s election) the base rate plus 9.50% or the LIBOR rate plus 10.50%. Commencing October 1, 2021, loans outstanding under the Term Loan Agreement will accrue interest at a per annum rate based on (at the company’s election) the base rate plus 5.00% or the LIBOR rate plus 6.00%.The Term Loan Agreement, as amended, includes a hard call premium on repayments of the term loans outstanding thereunder of 2% on amounts repaid through June 30, 2021 and 1% on amounts repaid through June 30, 2022, subject to certain exceptions.The Revolving Amendment amends the terms of the Revolving Loan Agreement to align certain of the restrictive covenants with the restrictive covenants set forth in the Term Loan Agreement, as amended.

As amended, loans outstanding under the Revolving Loan Agreement accrue interest at a per annum rate based on (at the Company’s election) the base rate or the LIBOR rate plus a margin determined by reference to availability under the Revolving Credit Facility as follows, subject to a LIBOR floor of 1.00%:

Level	Average Daily Availability	Tranche A Base Rate Loans	Tranche A LIBOR Revolver Loans	Tranche B Base Rate Loans	Tranche B LIBOR Revolver Loans
III	≥ $30,000,000	1.00%	2.00%	2.00%	3.00%
II	> $15,000,000 but < $30,000,000	1.25%	2.25%	2.25%	3.25%
I	≤ $15,000,000	1.50%	2.50%	2.50%	3.50%

The Revolving Loan Agreement, as amended, provides for an unused line fee of 0.35% on undrawn amounts under the Revolving Credit Facility.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K.

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

Business Overview

For the three months ended March 31, 2020, approximately 50% of our revenue was generated from sales to North American MD/HD Truck OEMs and approximately 20% from sales to OEMs in the global construction equipment market. Our remaining revenue was primarily derived from sales to the aftermarket, OE service organizations, military market and specialty markets.
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
In general, demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. North American heavy-duty truck production was 345,000 units in 2019. While CVG is not providing 2020 guidance, according to the April 2020 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decrease to 116,000 units in 2020, steadily increase to 330,000 units in 2023 and then decline to 265,000 units in 2025. ACT Research estimated that the average age of active North American Class 8 trucks was 6.3 and 6.6 years in 2019 and 2018, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production steadily increased from 249,000 units in 2017 to 281,000 units in 2019. While CVG is not providing 2020 guidance, according to the April 2020 report by ACT Research, North American Class 5-7 truck production is expected to decrease to 125,000 units in 2020, steadily increase to 274,000 units in 2025. We primarily participate in the class 6 and 7 portion of the medium-duty truck market
Demand for our construction equipment products is dependent on vehicle production. Demand for new vehicles in the global construction equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects, such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries. The construction markets we serve in North America, Europe and Asia have declined.
As more specifically described in Note 20, on September 17, 2019, the Company acquired substantially all of the assets and certain liabilities of First Source Electronics, LLC.
Coronavirus
The global spread of the novel strain of coronavirus ("COVID-19") that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak has caused, and are continuing to cause, significant volatility, uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures consistent with applicable government guidelines. While we continue to operate certain of our facilities, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.
As a result of the rapid changes in our end market conditions, our OEM customer ordering patterns and general uncertainties around the impacts of COVID-19 on businesses such as government-mandated shut downs, the Company will not be providing 2020 guidance related to North American Class 5-8 truck and global construction production.
Business Response to COVID-19

In March 2020, we began implementing certain business continuity processes focused on maintaining  productivity and service levels while prioritizing the health, welfare and safety of our employees and customers. These processes include employee communication on proper hand washing, social distancing and personal protective equipment; enhanced cleaning and disinfecting measures; manufacturing and distributing reusable face masks to employees throughout the Company; eliminating non-essential travel; replacing internal and external meetings with video or teleconferences; remote work arrangements for non-production personnel; flexed schedules for onsite personnel; daily self monitoring or onsite temperature scanning for personnel working on-site; health screening procedures for critical customer visitors; the installation of hands free faucets and touch free sanitizer dispensers in many facilities; enhanced hygiene and distancing protocols for all Company provided transportation and food services; and the enforcement of social distancing protocols via visual and physical plexiglass barriers, as recommended by the Centers for Disease Control and Prevention and other public health organizations within our geographic footprint.
In March 2020, the Company borrowed $15 million on its revolving credit facility as a proactive measure to preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 pandemic.
During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, the Company is implementing additional cost reduction initiatives and is considering further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic. These actions were initiated in 2019 and are expected to continue through 2020 and into 2021. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as costs associated with transfer of production and subsequent closure of facilities. In addition to the Restructuring Initiatives, the Company began other measures including pay reductions, furloughs, suspension of the employer 401(k) match, suspension or reduction of capital spending and reduction in non-essential travel in an effort to mitigate the future risk of uncertainty. According to ACT, second quarter 2020 North American heavy-duty and medium-duty truck build is expected to decline 65% to 75% as compared to the first quarter of 2020, as the North American Truck OEMs respond to COVID-19 and overall market conditions. Although the Company's other end markets are not expected to decline as dramatically, we expect revenues for the three months ending June 30, 2020 to be significantly lower than the three months ending March 31, 2020.

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

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$187,105	$243,164	$(56,059)	(23.1)%
Gross Profit	$20,303	$33,089	$(12,786)	(38.6)%
Selling, General and Administrative Expenses	$17,099	$15,199	$1,900	12.5%
Impairment Expense	$28,867	$—	$28,867	100.0%
Interest and Other Expense	$5,365	$4,396	$969	22.0%
(Benefit) Provision for Income Taxes	$(7,294)	$3,187	$(10,481)	(328.9)%
Net (Loss) Income	$(24,594)	$9,986	$(34,580)	(346.3)%
Revenues. The decrease in consolidated revenues resulted from:

•	a $47.3 million, or 38.8%, decrease in OEM North American MD/HD Truck revenues;

•	a $14.3 million, or 29.4%, decrease in OEM construction equipment revenues;

•	a $12.1 million, or 238.4%, increase in industrial and military revenues primarily attributable to the FSE acquisition; and

•	a $6.6 million, or 9.7%, decrease in other revenues.
First quarter 2020 revenues were adversely impacted by foreign currency exchange translation of $1.2 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $43.3 million, or 20.6%, as a result of an decrease in raw material and purchased component costs of $31.9 million, or 23.4%; a decrease in wages and benefits of $3.4 million, or 18.0%; and a decrease in overhead expenses of $8.0 million, or 14.6%.  Commodity and other material costs, as well as difficult labor markets, have stabilized. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate. First quarter 2020 cost of revenues benefited from these initiatives. As a percentage of revenues, gross profit margin was 10.9% for the three months ended March 31, 2020 compared to 13.6% for the three months ended March 31, 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses increased $1.9 million compared to the three months ended March 31, 2019 due primarily to $2.4 million in costs associated with the investigation into the restatement of the Company’s financial statements and $2.3 million in costs associated with the CEO transition. These costs were partially offset by cost reductions as a result of the Restructuring Initiatives and other reductions in costs.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $27.1 million impairment of goodwill and impairment of long-lived assets of $1.8 million for the quarter ended March 31, 2020.
Interest and Other Expense. Interest, associated with our debt, and other expense was $5.4 million and $4.4 million for the three months ended March 31, 2020 and 2019, respectively. The increase reflects unfavorable foreign exchange translation adjustments of $0.8 million in the three months ended March 31, 2020 compared to a favorable foreign exchange translation adjustment gain in prior year of $0.1 million.
(Benefit) Provision for Income Taxes. An income tax benefit of $7.3 million and an income tax provision of $3.2 million were recorded for the three months ended March 31, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to the pre-tax loss sustained in the current period versus the pre-tax income generated in the prior year period. The income tax benefit for the three months ended March 31, 2020, was calculated based the Company's actual effective tax rate for the current year-to-date period.
Net (Loss) Income. Net loss was $24.6 million for the three months ended March 31, 2020 compared to $10.0 million net income for the three months ended March 31, 2019. The decrease in net income is attributable to the factors noted above.
SEGMENT RESULTS

Electrical System Segment Results
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The table below sets forth certain Electrical Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$112,098	$143,611	$(31,513)	(21.9)%
Gross Profit	$10,946	$19,331	$(8,385)	(43.4)%
Selling, General & Administrative Expenses	$3,950	$4,149	$(199)	(4.8)%
Impairment Expense	$23,415	$—	$23,415	100.0%
Operating (Loss) Income	$(17,148)	$14,995	$(32,143)	(214.4)%
Revenues. The decrease in Electrical System Segment revenues resulted from:

•	a $30.8 million, or 41.1%, decrease in OEM North American MD/HD Truck revenues;

•	a $5.9 million, or 23.9%, decrease in OEM construction equipment revenues;

•	a $12.1 million, or 239.9% increase in industrial and military revenues primarily attributable to the FSE acquisition; and

•	a $6.9 million, or 17.7%, decrease in other revenues.
Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $0.4 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit was primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $23.1 million, or 18.6%, as a result of a decrease in raw material and purchased component costs of $17.7 million, or 22.1%; a decrease in wages and benefits of $1.6 million, or 13.3%; and a decrease in overhead expenses of $3.8 million, or 11.8%. Commodity and other material costs, as well as the difficult labor markets, have stabilized. First quarter 2020 cost of revenues benefited from the Restructuring Initiatives. As a percentage of revenues, gross profit margin was 9.8% for the three months ended March 31, 2020 compared to 13.5% for the three months ended March 31, 2019.

Selling, General and Administrative Expenses.  SG&A expenses of $4.0 million decreased 4.8% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of the decrease in revenues and cost reductions as a result of the Restructuring Initiatives and other reductions in costs..
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the quarter ended March 31, 2020.
Global Seating Segment Results
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The table below sets forth certain Global Seating Segment operating data for the three months ended March 31 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$75,981	$104,061	$(28,080)	(27.0)%
Gross Profit	$9,371	$13,779	$(4,408)	(32.0)%
Selling, General & Administrative Expenses	$4,792	$5,337	$(545)	(10.2)%
Impairment Expense	$4,809	$—	$4,809	100.0%
Operating (Loss) Income	$(361)	$8,308	$(8,669)	(104.3)%
Revenues. The decrease in Global Seating Segment revenues resulted from:

•	a $16.5 million, or 35.3%, decrease in OEM North American MD/HD Truck revenues;

•	a $8.3 million, or 35.2%, decrease in OEM construction equipment revenues; and

•	a $3.3 million, or 9.7%, decrease in other revenues.
Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $0.9 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $23.7 million, or 26.2%, as a result of an decrease in raw material and purchased component costs of $17.7 million, or 29.0%; a decrease in wages and benefits of $1.8 million, or 25.7%; and a decrease in overhead expenses of $4.1 million, or 18.6%. Commodity and other material costs, as well as difficult labor markets, have stabilized. First quarter 2020 cost of revenues benefited from the Restructuring Initiatives. As a percentage of revenues, gross profit margin was 12.3% for the three months ended March 31, 2020 compared to 13.2% for the three months ended March 31, 2019.

Selling, General and Administrative Expenses.  SG&A expenses of $4.8 million decreased 10.2% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of the decrease in revenues and cost reductions as a result of the Restructuring Initiatives and other reductions in costs.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $4.8 million impairment of goodwill for the quarter ended March 31, 2020.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We determined we had an impairment indicator specific to goodwill. As a result, we impaired the full value of our goodwill, $27.1 million. We also recorded impairments of long-lived assets of $1.8 million based on certain other impairment indicators. We are not aware of other specific events or circumstances that would require updates to our estimates or judgments or require us to revise the carrying value of our long-lived assets, including property, plant and equipment and definite-lived intangible assets as of March 31, 2020 or May 18, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no other significant changes in our critical accounting estimates during the three months ended March 31, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K.

Liquidity and Capital Resources

The Company borrowed $15.0 million under its revolving credit facility during the three months ended March 31, 2020. At March 31, 2020, the Company had liquidity of $114.2 million; $58.1 million of cash and $56.1 million of availability from the revolving credit facility. We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.

Cash Flows

Our primary sources of liquidity during the three months ended March 31, 2020 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of March 31, 2020, we had $15.0 million borrowings under our revolving credit facility and had borrowing availability of $56.1 million.

For the three months ended March 31, 2020, net cash provided by operating activities was $10.3 million compared to net cash used in operating activities of $6.0 million for the three months ended March 31, 2019. The improvement in net cash provided by operating activities is primarily attributable to lower investment in working capital and other operating activities due to lower volume in the first quarter of 2020 compared to the prior year period.
For the three months ended March 31, 2020, net cash used in investing activities was $3.5 million compared to $5.6 million for the three months ended March 31, 2019. In 2020, we expect capital expenditures to be in the range of $8 to $12 million.
For the three months ended March 31, 2020, net cash provided by financing activities was $13.8 million compared to net cash used in financing activities of $5.3 million for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 is attributable to $15.0 million of borrowings under the revolving credit facility offset by a repayment of the senior secured term loan credit facility. Net cash used in financing activities for the three months ended March 31, 2019 is attributable to repayments of the senior secured term loan credit facility, including an excess cash flow payment on the facility.

As of March 31, 2020, cash of $39.0 million was held by foreign subsidiaries. The Company currently maintains a $0.6 million deferred tax liability for the future income tax implications of repatriating earnings from the foreign subsidiaries for which it is not making the indefinite reinvestment assertion.
Debt and Credit Facilities

The debt and credit facilities descriptions in Note 14 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference. On May 11, 2020, the Company entered into Amendment No. 1 of the TLS Agreement and Amendment No. 2 to the Revolving Credit Facility, the terms of which are discussed in Note 22.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 14, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months as amended in accordance with Note 22; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
We believe that cash on hand, cash flow from operating activities together with available borrowings under the Third ARLS Agreement will be sufficient to fund anticipated working capital, capital spending, certain strategic initiatives, and debt service requirements for the next 12 months. No assurance can be given, however, that this will be the case. The Company is monitoring these conditions, and will continue to take the necessary steps to maintain its liquidity during this uncertain period. These steps include, but are not limited to, further restructuring actions, engaging external advisors, further drawdowns on existing credit lines, and the consideration of other strategic alternatives.

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Part II, Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. In particular, this Form 10-Q may contain forward-looking statements about Company expectations for future periods with respect to its plans to improve financial results and enhance the Company, the future of the Company’s end markets, including the short-term and potential longer-term impact of the COVID-19 pandemic on Class 8 and Class 5-7 North America truck build rates and performance of the global construction equipment business, expected cost savings, the Company’s initiatives to address customer needs, organic growth, the Company’s plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (ii) future financial restatements affecting the company; (iii) general economic or business conditions affecting the markets in which the Company serves; (iv) the Company's ability to develop or successfully introduce new products; (v) risks associated with conducting business in foreign countries and currencies; (vi) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (vii) the Company’s failure to complete or successfully integrate strategic acquisitions and the impact of such acquisitions on business relationships; (viii) the Company’s ability to recognize synergies from the reorganization of the segments; (ix) the Company’s failure to successfully manage any divestitures; (x) the impact of changes in governmental regulations on the Company's customers or on its business; (xi) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (xii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xiii) the Company’s ability to comply with the financial covenants in its debt facilities; (xiv) fluctuation in interest rates or change in the reference interest rate relating to the Company’s debt facilities; (xv) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives and address rising labor and material costs; (xvi) volatility and cyclicality in the commercial vehicle market adversely affecting us, including the impact of the current COVID-19 pandemic; (xvii) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xviii) changes to domestic manufacturing initiatives; (xix) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business (xx) security breaches and other disruptions that could compromise our information systems; (xxi) the impact of disruptions in our supply chain or delivery chains; (xxii) litigation against us; (xxiii) the impact of health epidemics or widespread outbreak of contagious disease; and (xxiv) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2019. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The global spread of the novel strain of COVID-19 that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility, uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures consistent with applicable government guidelines. While we continue to operate certain of our plants, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. To the extent our operating results are impacted, this may impact our liquidity and need for capital resources within the next twelve months.
We believe there are no other material changes in the quantitative and qualitative market risks since our 2019 Form 10-K.
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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation and because the material weaknesses in our internal control over financial reporting identified at December 31, 2019, and discussed below under “Changes in Internal Control over Financial Reporting,” have not been remediated, our CEO and CFO have concluded that as of March 31, 2020, our internal controls over financial reporting were not effective.

Changes in Internal Control over Financial Reporting. We have excluded from our assessment of internal control over financial reporting at March 31, 2020 the internal control over financial reporting of FSE, the assets of which were acquired in 2019 (see Note 5 in Item 8 of our 2019 Form 10-K).

As disclosed in our 2019 10-K, management identified material weaknesses due to an ineffective risk management process that resulted in ineffectively designed controls over balance sheet account reconciliations and review of manual journal entries.

The Company has developed a remediation plan which includes, but is not limited to, an assessment of the Company’s processes and controls over balance sheet account reconciliations, manual journal entries and risk assessment. In the first quarter of 2020, management began to undertake such measures as deemed necessary, including:

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

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As we continue to evaluate and implement our plan to remediate the material weaknesses during 2020, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Item 1A.     Risk Factors.

You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2019 Form 10-K and our filings with the SEC since December 31, 2019. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Our financial condition and results of operations will be materially adversely affected by the coronavirus pandemic.

The global spread of the novel strain of COVID-19 that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While we continue to operate, consistent with applicable government guidelines, in certain of our facilities we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable and depend upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers.

Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

•	sudden and/or severe declines in the market price of our common stock;

•	our inability to comply with financial covenants that could result in our defaulting under our debt agreements;

•	our inability to access debt and equity capital on attractive terms, or at all;

•	increased risk of default or bankruptcy for our customers and suppliers;

•
increased risk of our and our customers’ and suppliers’ inability to weather an extended cessation of normal economic activity and thereby impairing our or their ability to continue functioning as a going concern;

•	our inability to operate our business if the health of our management personnel and other employees is affected, particularly if a significant number of individuals are impacted;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact our and our customers’ and suppliers’ continued viability and the demand for our products and services, thereby impairing our or their ability to continue functioning as a going concern; and

•	non-cash write-downs and asset impairment charges (including impairments on property and equipment, long-lived intangible assets and operating lease right-of use assets).

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition and some of those actions may delay our ability to quickly return to operating levels prior to the COVID-19 pandemic.

Volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition.

The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, may be deferred for many reasons. Future changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales, restarting or ramping up production or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

Increases in cost, disruption of supply or shortage of raw materials or components used in our products could harm our business and profitability.

We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. The prices for these raw materials fluctuate depending on market conditions. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing our products. We may not be able to pass on these costs to our customers, and this could have a material adverse effect on our business, results of operations and financial condition. Even in the event that increased costs can be passed through to customers, our gross margin may decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our gross margin may decline.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 18, 2020	By	/s/ C. Timothy Trenary
C. Timothy Trenary
Chief Financial Officer
(Principal Financial Officer)

Date:	May 18, 2020	By	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)