Form 10-Q
period 2020-06-30
Commercial Vehicle Group, Inc.
filed 2020-08-10
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.1 per share	CVGI	The NASDAQ Global Select Market
Rights to Purchase Series B Junior Participating Preferred Stock		The NASDAQ Global Select Market
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 10, 2020 was 32,645,048 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current Assets:
Cash	$63,390	$39,511
Accounts receivable, net of allowances of $595 and $432, respectively	102,771	115,099
Inventories	70,711	82,872
Other current assets	13,684	18,490
Total current assets	250,556	255,972
Property, plant and equipment, net of accumulated depreciation of $153,811 and $154,939, respectively	66,867	73,686
Operating lease right-of-use assets, net	31,172	34,960
Goodwill	—	27,816
Intangible assets, net of accumulated amortization of $12,975 and $11,440, respectively	23,362	25,258
Deferred income taxes	26,385	14,654
Other assets, net	2,646	3,480
Total assets	$400,988	$435,826
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$54,561	$63,058
Revolving credit facility	15,000	—
Current operating lease liabilities	8,274	7,620
Accrued liabilities and other	37,140	32,673
Current portion of long-term debt	2,444	3,256
Total current liabilities	117,419	106,607
Long-term debt	151,729	153,128
Operating lease liabilities	25,176	29,414
Pension and other post-retirement benefits	9,986	10,666
Other long-term liabilities	8,817	7,323
Total liabilities	313,127	307,138
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,985,669 and 30,801,255 shares issued and outstanding respectively)	309	323
Treasury stock, at cost: 1,334,251 shares, as of June 2020 and December 2019	(11,230)	(11,230)
Additional paid-in capital	247,582	245,852
Retained deficit	(97,398)	(60,307)
Accumulated other comprehensive loss	(51,402)	(45,950)
Total stockholders’ equity	87,861	128,688
Total liabilities and stockholders’ equity	$400,988	$435,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (as restated)	2020	2019 (as restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$126,896	$243,190	$314,001	$486,354
Cost of Revenues	120,421	210,754	287,223	420,829
Gross Profit	6,475	32,436	26,778	65,525
Selling, General and Administrative Expenses	15,984	16,248	33,083	31,447
Amortization Expense	856	322	1,716	643
Impairment Expense	150	—	29,017	—
Operating (Loss) Income	(10,515)	15,866	(37,038)	33,435
Interest and Other Expense	5,104	7,490	10,469	11,886
(Loss) Income Before Provision for Income Taxes	(15,619)	8,376	(47,507)	21,549
(Benefit) Provision for Income Taxes	(3,122)	2,230	(10,416)	5,417
Net (Loss) Income	$(12,497)	$6,146	$(37,091)	$16,132
(Loss) Earnings per Common Share:
Basic	$(0.40)	$0.20	$(1.20)	$0.53
Diluted	$(0.40)	$0.20	$(1.20)	$0.52
Weighted Average Shares Outstanding:
Basic	30,890	30,547	30,848	30,530
Diluted	30,890	30,824	30,848	30,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (as restated)	2020	2019 (as restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net (loss) income	$(12,497)	$6,146	$(37,091)	$16,132
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	1,920	233	(2,885)	337
Minimum pension liability, net of tax	(446)	1,739	(893)	1,090
Derivative instrument, net of tax	1,104	(17)	(1,674)	322
Other comprehensive income (loss)	2,578	1,955	(5,452)	1,749
Comprehensive (loss) income	$(9,919)	$8,101	$(42,543)	$17,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2019	30,801	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	184	(14)	—	1,730	—	—	1,716
Total comprehensive loss	—	—	—	—	(37,091)	(5,452)	(42,543)
Balance - June 30, 2020	30,985	$309	$(11,230)	$247,582	$(97,398)	$(51,402)	$87,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019 (as restated)
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(37,091)	$16,132
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,225	6,984
Impairment expense	29,017	—
Non-cash amortization of debt financing costs	804	685
Shared-based compensation expense	1,730	1,479
Payment in kind interest expense	1,813	—
Deferred income taxes	(11,568)	2,263
Non-cash loss on derivative contracts	1,614	1,823
Change in other operating items:
Accounts receivable	10,997	(23,610)
Inventories	11,200	(462)
Prepaid expenses	1,983	(2,501)
Accounts payable	(7,083)	6,563
Other operating activities, net	7,867	(607)
Net cash provided by operating activities	20,508	8,749
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,490)	(12,800)
Proceeds from disposal/sale of property, plant and equipment	87	20
Net cash used in investing activities	(4,403)	(12,780)
Cash Flows from Financing Activities:
Borrowing of Revolving Credit Facility	15,000	—
Loan amendment costs	(2,579)	—
Repayment of Term Loan	(2,188)	(6,338)
Other financing activities	(239)	(222)
Net cash provided by (used in) financing activities	9,994	(6,560)

Effect of Foreign Currency Exchange Rate Changes on Cash	(2,220)	199

Net Increase (Decrease) in Cash	23,879	(10,392)

Cash:
Beginning of period	39,511	70,913
End of period	$63,390	$60,521
Supplemental Cash Flow Information:
Cash paid for interest	$6,226	$6,787
Cash paid for income taxes, net	$72	$4,180
Unpaid purchases of property and equipment included in accounts payable	$35	$526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of seating systems, electro-mechanical assemblies, engineered material products, and warehouse automation subsystems for many markets including the following: trucking, military, warehouse automation, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American medium- and heavy-duty truck ("MD/HD Truck") and many medium- and heavy-duty construction vehicle original equipment manufacturers (“OEMs”), and to a lesser extent other makers of industrial equipment.

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

The Electrical Systems Segment manufactures and sells the following products:

•Electrical wire harnesses, control panels, electro-mechanical and cable assemblies primarily for the construction, agricultural, industrial, automotive, truck, mining, rail and military industries in North America, Europe and Asia-Pacific;
•Trim systems and components ("Trim") primarily for the North America MD/HD Truck market;
•Mirrors, wipers and controls primarily for the truck, bus, agriculture, construction, rail and military markets in North America and Europe;
•Cab structures for the North American MD/HD Truck market; and
•Aftermarket components in North America.

The Global Seating Segment manufactures and sells the following products:

•Seats and seating systems ("Seats") primarily to the MD/HD Truck, construction, agriculture and mining markets in North America, Asia-Pacific and Europe;
•Office seating in Europe and Asia-Pacific; and
•Aftermarket seats and components in North America, Europe and Asia-Pacific.
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
2. Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848)". The ASU facilitates the effects of Reference Rate Reform on financial reporting and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. We are evaluating the effect this ASU will have on the Company.
Accounting Pronouncements Implemented in the six months ended June 30, 2020
In March 2020, the FASB issued ASU No. 2020-03, "Codification Improvements to Financial Instruments". The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (Topic 326) with Leases (Topic 842) and Transfers and Servicing-Sales of Financial Assets (Subtopic 860-20). In accordance with ASU 2020-03, the Company adopted the guidance as of March 31, 2020. We were not materially impacted by the implementation of this pronouncement.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to its carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company implemented ASU 2017-04 as of January 1, 2020 with no material impact. Subsequent to such implementation, we fully impaired our goodwill. Refer to Note 11 for more details.
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

The following tables present the impacts of the restatement adjustments to the previously reported financial information for the period ended June 30, 2019. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below. The restatement adjustments and error correction and their impact on previously reported consolidated financial statements are described below.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$243,190	$—	$243,190	$486,354	$—	$486,354
Cost of Revenues	209,407	1,347	210,754	418,011	2,818	420,829	a, b
Gross profit	33,783	(1,347)	32,436	68,343	(2,818)	65,525
Selling, General and Administrative Expenses	16,248	—	16,248	31,447	—	31,447
Amortization Expense	322	—	322	643	—	643
Operating Income	17,213	(1,347)	15,866	36,253	(2,818)	33,435
Interest and Other Expense	7,490	—	7,490	11,886	—	11,886
Income before provision for income taxes	9,723	(1,347)	8,376	24,367	(2,818)	21,549	a, b
Provision for Income Taxes	2,546	(316)	2,230	6,060	(643)	5,417	a, b
Net Income	$7,177	$(1,031)	$6,146	$18,307	$(2,175)	$16,132
Income per share attributable to common stockholders:
Basic	$0.23	$(0.03)	$0.20	$0.60	$(0.07)	$0.53
Diluted	$0.23	$(0.03)	$0.20	$0.60	$(0.07)	$0.52
Weighted average common shares outstanding:
Basic	30,547	30,547	30,547	30,530	30,530	30,530
Diluted	30,824	30,824	30,824	30,731	30,731	30,731

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net Income	$7,177	$(1,031)	$6,146	$18,307	$(2,175)	$16,132	a, b
Other comprehensive income (loss):			—			—
Foreign currency translation adjustments	233	—	233	337	—	337
Minimum pension liability, net of tax	1,739	—	1,739	1,090	—	1,090
Derivative instrument	(17)	—	(17)	322	—	322
Other comprehensive income	1,955	—	1,955	1,749	—	1,749
Comprehensive income	$9,132	$(1,031)	$8,101	$20,056	$(2,175)	$17,881

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$18,307	$(2,175)	$16,132	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7,058	(74)	6,984	b
Non-cash amortization of debt financing costs	685	—	685
Shared-based compensation expense	1,479	—	1,479
Deferred income taxes	2,906	(643)	2,263	a, b
Non-cash loss on derivative contracts	1,823	—	1,823
Change in other operating items:
Accounts receivable	(23,610)	—	(23,610)
Inventories	(462)	—	(462)
Prepaid expenses	(5,491)	2,990	(2,501)	a
Accounts payable	6,563	—	6,563
Other operating activities, net	(607)	—	(607)
Net cash provided by operating activities	8,651	98	8,749
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,702)	(98)	(12,800)
Proceeds from disposal/sale of property, plant and equipment	20	—	20
Net cash used in investing activities	(12,682)	(98)	(12,780)
Cash Flows from Financing Activities:
Repayment of Term Loan	(6,338)	—	(6,338)
Other financing activities	(222)	—	(222)
Net cash used in financing activities	(6,560)	—	(6,560)

Effect of Foreign Currency Exchange Rate Changes on Cash	199	—	199

Net Decrease in Cash	(10,392)	—	(10,392)

Cash:
Beginning of period	70,913	—	70,913
End of period	$60,521	$—	$60,521
Supplemental Cash Flow Information:
Cash paid for interest	$6,787	$—	$6,787
Cash paid for income taxes, net	$4,180	$—	$4,180
Unpaid purchases of property and equipment included in accounts payable	$526	$—	$526

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

4. Revenue Recognition

Our products include electrical wire harnesses, control panels, electro-mechanical and cable assemblies; trim systems and components ("Trim"); seats and seating systems ("Seats"); and cab structures and sleeper boxes; mirrors, wipers and controls. We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including MD/HD Truck OEMs, Construction OEMs, industrial, military, Bus OEMs, the aftermarket and other markets. The nature, timing and uncertainty of recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets is substantially consistent.

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

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's contracts as of June 30, 2020, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $102.8 million as of June 30, 2020 and $115.1 million as of December 31, 2019. We generally do not have other assets or liabilities associated with customer arrangements. In general, we do not make significant judgments or have material variable consideration that impact our recognition of revenue.
Refer to Note 16 for revenue disclosures by reportable segments.

5. Fair Value Measurement
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

Our financial instruments consisted of cash, accounts receivable, accounts payable, accrued liabilities, pension assets and liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.

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
The fair values of our derivative assets and liabilities and contingent consideration measured on a recurring basis are categorized as follows:

		June 30, 2020				December 31, 2019
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$—	$—	$—	$—	$464	$—	$464	$—
	Interest rate swap agreement [2]	$1,308	$—	$1,308	$—	$150	$—	$150	$—
Derivative liabilities	Foreign exchange contract [3]	$1,582	$—	$1,582	$—	$—	$—	$—	$—
	Interest rate swap agreement [3]	$2,882	$—	$2,882	$—	$995	$—	$995	$—
Earnout liability	Contingent consideration [4]	$8,300	$—	$—	$8,300	$4,700	$—	$—	$4,700
Derivative equity	Foreign exchange contract [5]	$1,210	$—	$1,210	$—	$464	$—	$464	$—

1Presented in the Condensed Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.
2Presented in the Condensed Consolidated Balance Sheets in other assets and based on observable market transactions of forward rates.

3Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other and based on observable market transactions of forward rates.
4Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other long term liabilities and based on a Monte Carlo valuation model.
5Presented in the Condensed Consolidated Balance Sheets in accumulated other comprehensive income and based on observable market transactions of spot and forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$154,173	$148,589	$156,384	$157,983

1Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $151.7 million as of June 30, 2020, and current portion of long-term debt of $3.3 million and long-term debt of $153.1 million as of December 31, 2019.

Long Lived Assets Impairment. For the quarter ended June 30, 2020, an impairment charge of $0.2 million was recognized for the corporate aircraft and was based on the estimated selling price, less selling costs, of $0.3 million, which is classified as Held for Sale and presented in the Condensed Consolidated Balance Sheet in other current assets. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations. Given the limited market comparable values of the asset, it is classified as Level 2. The Company determined it had an impairment indicator in the quarter ended June 30, 2020 for one asset group within the Electrical Systems Segment. As a result, we performed a Step 1 undiscounted cash flow analysis in accordance with ASC 360, Property, Plant and Equipment, which resulted in estimated undiscounted cash flows exceeding the carrying value of the asset group.

No other non-recurring fair value measurements were assessed during the quarter ended June 30, 2020.

6. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,985,669 and 30,801,255 shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of June 30, 2020 and December 31, 2019.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and six months ended June 30, 2020 and 2019 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (as restated)	2020	2019 (as restated)
Net (loss) income	$(12,497)	$6,146	$(37,091)	$16,132
Weighted average number of common shares outstanding (in '000s)	30,890	30,547	30,848	30,530
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	277	—	201
Dilutive shares outstanding	30,890	30,824	30,848	30,731
Basic (loss) earnings per share	$(0.40)	$0.20	$(1.20)	$0.53
Diluted (loss) earnings per share	$(0.40)	$0.20	$(1.20)	$0.52

The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

There were 396 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2020 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the three months ended June 30, 2019. There were 286 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2020 and 18 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the six months ended June 30, 2019.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in Note 14) restrict the payment or distribution of our cash and other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares (in thousands)	Amount
Balance - December 31, 2019	30,801	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46	—	—	862	—	—	862
Total comprehensive income	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926
Share-based compensation expense	138	(14)	—	868	—	—	854
Total comprehensive income	—	—	—	—	(12,497)	2,578	(9,919)
Balance - June 30, 2020	30,985	$309	$(11,230)	$247,582	$(97,398)	$(51,402)	$87,861

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit [1]	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares (in thousands)	Amount
Balance - December 31, 2018 (as restated)	30,513	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	9,986	(206)	9,780
Balance - March 31, 2019 (as restated)	30,513	$318	$(10,245)	$243,768	$(66,099)	$(47,677)	$120,065
Share-based compensation expense	68	1	—	718	—	—	719
Total comprehensive income	—	—	—	—	6,146	1,955	8,101
Balance - June 30, 2019 (as restated)	30,581	$319	$(10,245)	$244,486	$(59,953)	$(45,722)	$128,885
1.The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

Shareholder Rights Plan

On June 23, 2020, the Company’s Board of Directors adopted a limited duration rights plan and declared a dividend distribution of one right (each, a “Right” and together with all other such rights distributed or issued pursuant thereto, the “Rights”) for each outstanding share of common stock, par value $0.01, of the Company, as of July 5, 2020, the record date for such dividend. Each holder of Common Stock as of the record date will receive a dividend of one Right per share of Common Stock. The Rights will become exercisable only if a person or persons acquires beneficial ownership of 10% or more of the Company's outstanding common stock, or 15% in the case of certain passive investors. In the event that the Rights become exercisable, each holder of Rights (other than the person or group triggering the rights plan) will be entitled to purchase, at the Right’s exercise price, a number of shares of our common stock having a market value of twice the Right’s exercise price. The rights plan will expire on June 24, 2021 unless earlier terminated or amended by our Board of Directors.

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
The following table summarizes information about outstanding restricted stock grants as of June 30, 2020:

Grant	Shares Granted (in thousands)	Unvested Shares (in thousands)	Vesting Schedule	Unearned Compensation	Remaining Period to Vesting (in months)
October 2017	303	53	3 equal annual installments commencing on October 20, 2018	$168.1	4
October 2018	382	136	3 equal annual installments commencing on October 20, 2019	$617.2	16
October 2019	12	12	3 equal annual installments commencing on October 20, 2020	$63.4	28
January 2020	149	137	3 equal annual installments commencing on October 20, 2020	$626.6	28
April 2020	646	546	3 equal annual installments commencing on December 31, 2022	$1,105.8	30
June 2020	210	210	Fully vests as of December 12, 2021	$525.6	17
June 2020	380	380	Fully vests as of June 12, 2022	$965.0	23
June 2020	185	185	Fully vests as of June 12, 2021	$427.1	11
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the non-vested restricted stock grants for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of the period	403	$7.72	761	$7.56
Granted	1,575	2.86	75	7.60
Vested	(184)	5.79	(68)	8.38
Forfeited	(135)	6.03	(20)	7.48
Nonvested at June 30	1,659	$3.46	748	$7.49

8. Performance Awards

Awards, defined as cash, shares or other awards, may be granted to employees under the Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) and the Commercial Vehicle Group 2020 Equity Incentive Plan (the “2020 Plan”). The cash awards that have been granted will be earned and payable based upon the Company’s relative Total Shareholder Return in terms of ranking as compared to the Peer Group over a three-year period (the “Performance Period”). Total Shareholder Return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of (i) the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period, and (ii) the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is to be paid out at the end of the Performance Period in cash only if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award will be forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in Total Shareholder Return in relation to the Peer Group.

The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in January 2020, November 2018 and 2017:

Grant Date	Grant Amount	Adjustments	Forfeitures	Adjusted Award Value at June 30, 2020	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2017	$1,584	$(281)	$(1,022)	$281	November 2020	4
November 2018	1,590	(547)	(1,043)	—	November 2021	16
January 2020	2,108	(6)	(781)	1,321	December 2022	29
	$5,282	$(834)	$(2,846)	$1,602
Compensation benefit of $0.5 million and compensation expense of $0.4 million was recognized for the three months ended June 30, 2020 and 2019, respectively. Compensation benefit of $1.1 million and compensation expense of $0.7 million was recognized for the six months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense was $1.1 million and $1.8 million as of June 30, 2020 and 2019, respectively.

9. Accounts Receivable

Trade accounts receivable are stated at current value less allowances, which approximates fair value. We review our receivables on an ongoing basis to ensure that they are properly valued and collectible. The allowance for credit losses is used to record the estimated risk of loss related to our customers’ inability to pay. This allowance is maintained at a level that we consider appropriate based on factors that affect collectability, such as the financial health of our customers, historical trends of charge-offs and recoveries and current and expected economic market conditions. As we monitor our receivables, we identify customers that may have payment problems, and we adjust the allowance accordingly, with the offset to selling, general and administrative expense. Account balances are charged off against the allowance when recovery is considered remote.

The Company's allowance for credit losses was $0.6 million as of June 30, 2020 and $0.4 million as of December 31, 2019. The following is a rollforward of the allowances for credit losses related to accounts receivable for the six months ended June 30, 2020 by reportable segment:

	Six Months Ended June 30, 2020
	Electrical Systems	Global Seating	Total
Balance - Beginning of period	$49	$383	$432
Provisions	60	177	237
Utilizations	(29)	(30)	(59)
Currency translation adjustment	—	(15)	(15)
Balance - End of period	$80	$515	$595

10. Inventories
Inventories are valued at the lower of first-in, first-out cost or market and are measured at the lower of cost or net realizable value. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$49,663	$57,742
Work in process	11,360	12,612
Finished goods	9,688	12,518
	$70,711	$82,872
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

11. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. During the first quarter 2020, as a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we calculated the estimated fair value of the goodwill reporting units within the Electrical Systems and Global Seating Segments by discounting the estimated operating cash flows of each reporting unit. We then compared these estimated fair values to the net carrying values at March 31, 2020 and, as a result, recognized $27.1 million impairment of goodwill, which represented the full value. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations.
The changes in the carrying amounts of goodwill are as follows:

	June 30, 2020	December 31, 2019
Balance - Beginning of the period	$27,816	$7,576
Finalization of FSE Purchase Accounting	(537)	20,365
Goodwill impairment	(27,074)	—
Currency translation adjustment	(205)	(125)
Balance - Ending of the period	$—	$27,816
Our definite-lived intangible assets were comprised of the following:

		June 30, 2020			December 31, 2019
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	22 years	$11,517	$(4,443)	$7,074	$11,553	$(4,276)	$7,277
Customer relationships	15 years	14,700	(6,930)	7,770	15,025	(6,574)	8,451
Technical know-how	5 years	9,790	(1,550)	8,240	9,790	(571)	9,219
Covenant not to compete	5 years	330	(52)	278	330	(19)	311
		$36,337	$(12,975)	$23,362	$36,698	$(11,440)	$25,258

The aggregate intangible asset amortization expense was approximately $0.9 million for the three months ended June 30, 2020 and $0.3 million for the three months ended June 30, 2019. The aggregate intangible asset amortization expense was approximately $1.7 million and $0.6 million for the six months ended June 30, 2020 and 2019. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2020 and for each of the three succeeding years is expected to be $3.4 million and $2.8 million in 2024.

12. Leases
The Company leases office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within nine years.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,562	$1,877	$5,028	$3,447
Finance lease cost
Amortization of right-of-use assets	101	80	190	160
Interest on lease liabilities	11	15	23	30
Total finance lease cost	112	95	213	190
Short-term lease cost [1]	1,037	1,773	2,066	3,764
Total lease expense	$3,711	$3,745	$7,307	$7,401
1.Includes variable lease costs, which are not significant

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,036	$3,245
Financing cash flows from finance leases	$239	$222

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2020	December 31, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net	$31,172	$34,960

Current liabilities	Current operating lease liabilities	8,274	7,620
Non-current liabilities	Operating lease liabilities	25,176	29,414
Total operating lease liabilities		$33,450	$37,034

Finance Leases [1]
Right-of-use assets		$1,414	$1,135
Accumulated depreciation		(479)	(343)
Right-of-use assets, net	Other assets, net	935	792

Current liabilities	Accrued liabilities and other	329	354
Non-current liabilities	Other long-term liabilities	538	398
Total finance lease liabilities		$867	$752

Weighted Average Remaining Lease Term
Operating leases		5.0 years	5.0 years
Finance leases		3.7 years	2.8 years
Weighted Average Discount Rate
Operating leases		8.5%	9.1%
Finance leases		5.3%	7.2%
1.Note that all new Financing leases added during the six months ended June 30, 2020 were executed before the loan amendment discussed in Note 14, or May 11, 2020.

Right-of-use Assets Impairment. The impairment of an operating lease right-of-use asset of $0.4 million was recorded for the first quarter ended March 31, 2020. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations.

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2020 [1]	$5,506	$196	$5,702
2021	9,679	304	9,983
2022	8,674	186	8,860
2023	5,157	122	5,279
2024	4,015	78	4,093
Thereafter	7,205	43	7,248
Total lease payments	40,236	929	41,165
Less: Imputed interest	(6,786)	(62)	(6,848)
Present value of lease liabilities	$33,450	$867	$34,317
1Excluding the six months ended June 30, 2020.

13. Commitments and Contingencies
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the period ended June 30, 2020 and 2019, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following represents a summary of the warranty provision for the six months ended June 30, 2020:

Balance - December 31, 2019	$3,082
Provision for new warranty claims	499
Change in provision for preexisting warranty claims	143
Deduction for payments made	(1,156)
Currency translation adjustment	(29)
Balance - June 30, 2020	$2,539
Leases - As disclosed in Note 12, we lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2020, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2020 and 2019, we had no such guarantees.
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

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreements mature in 2023; no payments are due thereafter:

Year Ending December 31,
2020	$2,187
2021	$4,375
2022	$4,375
2023	$148,581
2024	$—
Thereafter	$—

14. Debt and Credit Facilities
Debt consisted of the following:

	June 30, 2020	December 31, 2019
Term loan and security agreement [1,2]	$154,173	$156,384
1.Presented in the Condensed Consolidated Balance Sheets as current portion of long-term debt of $2.4 million, net of current prepaid debt financing costs of $1.4 million and current original issue discount of $0.6 million; and long-term debt of $151.7 million, net of long-term prepaid debt financing costs of $2.4 million and long-term original issue discount $1.0 million as of June 30, 2020.
2.Presented in the Condensed Consolidated Balance Sheets as current portion of long-term debt of $3.3 million, net of current prepaid debt financing costs of $0.5 million and current original issue discount of $0.6 million; and long-term debt of $153.1 million, net of long-term prepaid debt financing costs of $1.2 million and long-term original issue discount $1.3 million as of December 31, 2019.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility, maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”), the terms of which are described in Note 9 in our 2019 Form 10-K. The unamortized deferred financing fees of $3.8 million and original issue discount of $1.5 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $154.2 million as of June 30, 2020 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 12 in our Q1 2020 Form 10-Q. We were in compliance with the covenants as of June 30, 2020.
Revolving Credit Facility
On September 18, 2019, the Company entered into an amendment of the Third Amended and Restated Loan and Security Agreement (the “Revolving Loan Agreement”), dated as of April 12, 2017, the terms of which are described in Note 9 in our 2019 10-K and which governs the Company’s asset based revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 12, 2022.
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
As amended, loans outstanding under the Revolving Loan Agreement accrue interest at a per annum rate based on (at the Company’s election) the base rate or the LIBOR rate plus a margin determined by reference to availability under the Revolving Credit Facility as follows, subject to a LIBOR floor of 1.00%.

At June 30, 2020 we had 15.0 million of borrowings under the revolving credit facility, outstanding letters of credit were $1.6 million and we had availability of $43.2 million. The unamortized deferred financing fees associated with the revolving credit facility were $0.5 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively, and are being amortized over the remaining life of the agreement. At December 31, 2019, we did not have borrowings under the revolving credit facility; and we had outstanding letters of credit of $1.6 million.
The Revolving Loan Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 9 in our 2019 Form 10-K and as noted below. The Company was in compliance with all applicable covenants as of June 30, 2020.
Term Loan and Revolving Credit Amendments
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

In addition, amendments were made to certain restrictive covenants, the effect of which are to limit the Company's ability to incur additional debt, grant liens, repurchase the Company's stock and to issue dividends or make acquisitions. As amended, through September 30, 2021, loans outstanding under the Term Loan Agreement accrue interest at a par annum rate based on (at the Company's election) the Base Rate plus 9.50% or the LIBOR rate plus 10.50%. The Company has the option of setting aside the incremental 4.5% of interest accrual as Payment In Kind and adding to the outstanding principal balance. Commencing October 1, 2021, loans under the Term Loan Agreement will accrue interest at a par annum rate based on (at the Company's election) the Base Rate plus 5.00% or the LIBOR rate plus 6.00%. The Term Loan Agreement, as amended, includes a hard call premium on repayments of the term loans outstanding thereunder of 2% on amounts repaid through June 30, 2021 and 1% on amounts repaid through June 30, 2022, subject to certain exceptions.

The Revolving Amendment amends the terms of the Revolving Loan Agreement to align certain of the restrictive covenants with the restrictive covenants set forth in the Term Loan Agreement, as amended. As amended, loans outstanding under the Revolving Loan Agreement accrue interest at a per annum rate based on (at the Company’s election) the base rate or the LIBOR rate plus a margin determined by reference to availability under the Revolving Credit Facility as follows, subject to a LIBOR floor of 1.00%:

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
15. Income Taxes
The Company determines its estimated annual effective tax rate at the end of each interim period based on estimated pre-tax income (loss) and facts known at that time. The estimated annual effective tax rate is applied to year-to-date pre-tax income (loss) at the end of each interim period with certain adjustments. The income tax effects of significant unusual or extraordinary items are reflected as discrete adjustments in the periods in which they occur. The Company's estimated annual effective tax rate can change based on the mix of jurisdictional pre-tax income (loss) and other factors. Accordingly, if the Company is unable to reliably estimate its annual effective tax rate the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the three months and six months ended June 30, 2020, we computed our $3.1 million and $10.4 million income tax benefit, respectively, based on our year-to-date actual effective tax rate as we were unable to reliably estimate our annual effective tax rate due to the uncertainty of the impact of the COVID-19 pandemic on our full year income (loss).
We file federal income tax returns in the U.S. and income tax returns in various U.S. state and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2016. In our major foreign jurisdictions including China, Czech Republic, Mexico and the United Kingdom, our income tax filings are generally subject to examination for three to five years.
As of June 30, 2020 and December 31, 2019, the Company had $0.9 million, in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against the related deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.4 million of interest and penalties as of June 30, 2020 and December 31, 2019. We are not aware of any events that could occur within the next twelve months that would have a material impact on the amount of unrecognized tax benefits.
At June 30, 2020, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. Although the Company continues to evaluate the new law, we do not expect either the U.S. or non-U.S. corporate income tax provisions of the CARES Act to have a material impact on our income tax (benefit) provision.

16. Segment Reporting
As disclosed in Note 12 of our 2019 Form 10-K, following a strategic reorganization of our operations, our operating and reportable segments are Electrical Systems and Global Seating.
The following tables present segment revenues, gross profit, selling, general and administrative expenses, depreciation and amortization expense, impairment expense, operating income, capital expenditures and other items for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$73,498	$53,398	$—	$126,896
Intersegment Revenues	712	464	(1,176)	—
Total Revenues	$74,210	$53,862	$(1,176)	$126,896
Gross Profit	$1,144	$5,345	$(14)	$6,475
Selling, General & Administrative Expenses	6,580	3,683	5,721	15,984
Amortization Expense	729	127	—	856
Impairment Expense	$—	$—	$150	$150
Operating Loss	$(6,165)	$1,535	$(5,885)	$(10,515)

Capital Expenditures, Depreciation Expense and Other Items:
Capital Expenditures	$642	$288	$64	$994
Depreciation Expense	$2,176	$1,054	$499	$3,729
Other Items [1]	$5,447	$546	$412	$6,405
1.Other Items include costs associated with restructuring activities, including employee severance and retention costs, and changes in contingent consideration.

	Three Months Ended June 30, 2019 (as restated)
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External Revenues	$139,089	$104,101	$—	$243,190
Intersegment Revenues	2,858	1,175	(4,033)	—
Total Revenues	$141,947	$105,276	$(4,033)	$243,190
Gross Profit	$17,761	$14,686	$(11)	$32,436
Selling, General & Administrative Expenses	3,676	5,177	7,395	16,248
Amortization Expense	186	136	—	322
Operating Income	$13,899	$9,373	$(7,406)	$15,866

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$5,837	$806	$773	$7,416
Depreciation Expense	$1,317	$1,065	$600	$2,982
1.The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

	Six Months Ended June 30, 2020
	Electrical System	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$184,665	$129,336	$—	$314,001
Intersegment Revenues	1,643	506	(2,149)	—
Total Revenues	$186,308	$129,842	$(2,149)	$314,001
Gross Profit	$12,090	$14,714	$(26)	$26,778
Selling, General & Administrative Expenses	10,531	8,475	14,077	33,083
Amortization Expense	1,458	258	—	1,716
Impairment Expense	$23,415	$4,809	$793	$29,017
Operating Loss	$(23,314)	$1,172	$(14,896)	$(37,038)

Capital Expenditures, Depreciation Expense and Other Items:
Capital Expenditures	$2,518	$1,017	$366	$3,901
Depreciation Expense	$4,258	$2,124	$1,127	$7,509
Other Items [1]	$5,447	$677	$452	$6,576
1.Other Items include costs associated with restructuring activities, including employee severance and retention costs, changes in contingent consideration, building repairs, and costs to transfer equipment.

	Six Months Ended June 30, 2019 (as restated)
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External Revenues	$279,761	$206,593	$—	$486,354
Intersegment Revenues	5,797	2,744	(8,541)	—
Total Revenues	$285,558	$209,337	$(8,541)	$486,354
Gross Profit	$37,093	$28,466	$(34)	$65,525
Selling, General & Administrative Expenses	7,825	10,514	13,108	31,447
Amortization Expense	373	270	—	643
Operating Income	$28,895	$17,682	$(13,142)	$33,435

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$9,322	$1,783	$1,613	$12,718
Depreciation Expense	$2,999	$2,146	$1,196	$6,341
1.The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 for details.

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

The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2020		December 31, 2019
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$11,359	$9,777	$22,474	$22,939
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into the Interest Rate Swap Agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the senior secured term loan credit facility thereby reducing exposure to interest rate changes. The Interest Rate Swap Agreement has a rate floor of 2.07% and an all-in rate of 8.07% and a maturity date of April 30, 2022. As of June 30, 2020, the Interest Rate Swap Agreement was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in the Condensed Consolidated Statements of Operations.
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current assets	$464
Interest rate swap agreement	Other assets, net	$1,308	Other assets, net	$150

	Derivative Liability
	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$1,582	Accrued liabilities	$—
Interest rate swap agreement	Accrued liabilities	$2,882	Accrued liabilities	$995

	Derivative Equity
	June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accumulated other comprehensive loss	$(1,210)	Accumulated other comprehensive loss	$464
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income		Amount of Gain (Loss) on Derivatives Recognized in Income
Foreign exchange contracts	Cost of Revenues	$(885)	$—	$(885)	$4
Interest rate swap agreement	Interest and Other Expense	$(28)	$(1,004)	$(1,024)	$(1,656)

18. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2019	$(24,032)	464	$(22,382)	$(45,950)
Net current period change	(2,885)	—	—	(2,885)
Derivative instruments	—	(1,674)	—	(1,674)
Amortization of actuarial losses	—	—	(893)	(893)
Ending balance, June 30, 2020	$(26,917)	$(1,210)	$(23,275)	$(51,402)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2018	$(22,847)	$496	$(25,120)	$(47,471)
Net current period change	338	—	—	338
Derivative instruments	—	322	—	322
Amortization of actuarial losses	—	—	1,089	1,089
Ending balance, June 30, 2019	$(22,509)	$818	$(24,031)	$(45,722)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(551)	$105	$(446)	$(1,105)	$212	$(893)
Derivative instruments	1,443	(339)	1,104	(2,045)	371	(1,674)
Cumulative translation adjustment	1,920	—	1,920	(2,885)	—	(2,885)
Total other comprehensive loss	$2,812	$(234)	$2,578	$(6,035)	$583	$(5,452)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$2,613	$(874)	$1,739	$1,808	$(719)	$1,089
Derivative instruments	(17)	—	(17)	322	—	322
Cumulative translation adjustment	233	—	233	338	—	338
Total other comprehensive loss	$2,829	$(874)	$1,955	$2,468	$(719)	$1,749

19. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our practice is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.

The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Interest cost	281	447	204	279
Expected return on plan assets	(518)	(573)	(266)	(280)
Amortization of prior service cost	1	2,496	143	12
Recognized actuarial loss	75	83	13	131
Net (benefit) cost	$(161)	$2,453	$94	$142

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest cost	562	894	408	563
Expected return on plan assets	(1,037)	(1,324)	(529)	(566)
Amortization of prior service cost	3	2,497	286	24
Recognized actuarial loss	149	165	24	269
Net (benefit) cost	$(323)	$2,232	$189	$290

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in interest and other expense within the Condensed Consolidated Statements of Operations.
We expect to contribute $0.9 million to our pension and other post-retirement benefit plans in 2020. As of June 30, 2020, contributions totaling $0.5 million have been made.

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

The contingent milestone payments are payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The estimate of $4.7 million was recorded within other long-term liabilities in the

Condensed Consolidated Balance Sheet as of September 30, 2019. The total undiscounted contingent milestone payments is estimated at $10.8 million and the fair value is $8.3 million as of June 30, 2020.

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

In the first quarter of 2020, pursuant to the asset purchase agreement a final adjustment resulted in a $0.5 million reduction in the initial consideration paid and goodwill. The valuation is final as of March 31, 2020. The allocation of the fair value of the assets acquired and liabilities assumed, at acquisition and as adjusted for the final adjustment at June 30, 2020, were as follows:

	Preliminary Purchase Price Allocation	Adjustment	Final Purchase Price Allocation
Net working capital	$2,856	$—	$2,856
Property, plant and equipment	503	—	503
Other long-term assets	1,650	—	1,650
Definite-lived intangible assets	14,500	—	14,500
Goodwill [1]	20,365	(537)	19,828
Other long-term liabilities	(1,174)	—	(1,174)
Total consideration	$38,700	$(537)	$38,163

1.As disclosed in Note 11, the full value of the Company's goodwill was impaired during the three months ended March 31, 2020.

21. Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, the Company is implementing additional cost reduction initiatives and is considering further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic. These actions were initiated in 2019 and 2020. These actions are expected to continue through 2020 and into 2021. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities.

Total pre-tax costs associated with the Restructuring Initiatives are estimated to be $8 million to $12 million and lowered operating costs beginning in the first quarter of 2020.

The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2019	$1,276	$102	$947	$2,325
New Charges	1,986	677	452	3,115
Payments and Other Adjustments	(2,431)	(625)	(627)	(3,683)
June 30, 2020	$831	$154	$772	$1,757
Of the $3.1 million costs incurred in the six months ended June 30, 2020, $2.8 million primarily related to headcount reductions and $0.3 million related to facility exit and other costs. Of the $3.1 million costs incurred, $2.1 million was recorded in cost of revenues and $1.0 million was recorded in selling, general and administrative expenses.

22. Subsequent Events

On July 15, 2020, the Company announced the permanent consolidation of its manufacturing and distribution facility in Piedmont, Alabama in connection with the Company's cost reduction plan previously announced on May 18, 2020. The Piedmont facility primarily serves the commercial vehicle aftermarket, is more than 150,000 square feet in size, and employs approximately 49 employees. The work performed at the Piedmont facility will be transferred to the Company's manufacturing and distribution facility in Vonore, Tennessee following the closure, which is expected to be substantially completed in the fourth quarter of 2020. Vonore will become the new headquarters for CVG's Commercial Vehicle Aftermarket business.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K.

Company Overview

Commercial Vehicle Group, Inc. (through its subsidiaries) is a leading supplier of seating systems, electro-mechanical assemblies, engineered material products, and warehouse automation subsystems for many markets including the following: trucking, military, warehouse automation, bus, agriculture, specialty transportation, mining, industrial equipment and off-road recreational markets.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We are differentiated from automotive industry suppliers by our ability to manufacture low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our products are used by a majority of the North American medium- and heavy-duty truck ("MD/HD Truck") and many medium- and heavy-duty construction vehicle original equipment manufacturers (“OEMs”), and other makers of industrial equipment.

Business Overview

For the six months ended June 30, 2020, approximately 34% of our revenue was generated from sales to North American MD/HD Truck OEMs and approximately 18% from sales to OEMs in the global construction equipment market. Our remaining revenue was primarily derived from sales to the aftermarket, OE service organizations, industrial, military and specialty markets.
We are having success with our strategy to diversify our end markets by growing in the industrial / material handling, and military end markets, primarily through the success of the FSE acquisition. These markets offer high growth rates and provide a balance to our traditional, cyclical end markets.

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
In general, demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. North American heavy-duty truck production was 345,000 units in 2019. While CVG is not providing 2020 guidance, according to the July 2020 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decrease to 169,000 units in 2020, steadily increase to 336,000 units in 2023 and then decline to 267,000 units in 2025. ACT Research estimated that the average age of active North American Class 8 trucks was 6.3 and 6.6 years in 2019 and 2018, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production steadily increased from 249,000 units in 2017 to 281,000 units in 2019. While CVG is not providing 2020 guidance, according to the July 2020 report by ACT Research, North American Class 5-7 truck production is expected to decrease to 166,000 units in 2020, steadily increase to 274,000 units in 2025. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
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
As more specifically described in Note 20, on September 17, 2019, the Company acquired substantially all of the assets and certain liabilities of First Source Electronics, LLC. The industrial and military markets we serve in North America have been robust and continue to show growth opportunities.
Coronavirus
The global spread of the novel strain of coronavirus ("COVID-19") that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak has caused, and are continuing to cause, significant volatility, uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures consistent with applicable government guidelines. Specifically, in the United States, most states placed restrictions on business operations and issued stay-at-home orders for residents beginning in late March and early April. Although many of these restrictions were eased or lifted throughout the country during May and June, COVID-19 continues to spread, business operations remain challenging, and unemployment is at historically high levels. On June 8, 2020, the National Bureau of Economic Research declared that a recession began in the United States in February 2020. Based on the preliminary estimate released by the Bureau of Economic Analysis on July 30, 2020, the U.S. gross domestic product (the “GDP”) decreased at an annual rate of 32.9% in the second quarter of 2020. This sharp decline in the GDP represents the lowest quarter since the U.S. government began tracking this measure in 1947 and illustrates the difficulty of the economic environment in which we are currently operating. While we continue to operate certain of our facilities, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on future developments, including the severity and duration of the pandemic and its overall impact on the economy.
As a result of the rapid changes in our end market conditions, our OEM customer ordering patterns and general uncertainties around the impacts of COVID-19 on businesses such as government-mandated shut downs, the Company will not be providing 2020 guidance related to North American Class 5-8 truck and global construction production.
Business Actions During COVID-19
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
In March 2020, the Company borrowed $15 million on its revolving credit facility as a proactive measure to preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 pandemic. Additionally, in the three months ended June 30, 2020, we amended our Term Loan Facility and Revolving Credit Facility. The Term Loan Facility amendment temporarily suspends the leverage ratio covenant through the fiscal quarter ending December 31, 2020, and resets the leverage ratio covenant levels for quarterly periods ended March 31, 2021 through September 30, 2021, before returning to original leverage ratio covenant for the quarterly period ended on December 31, 2021. The amendment also temporarily adds a new minimum consolidated liquidity covenant of $40 million for the quarters ended June 30, 2020 through September 30, 2021, and amends certain restrictive covenants limiting the Company’s ability to incur additional debt, grant liens, repurchase the Company’s stock and to issue dividends or make investments. The amendment increases the ability of the company to restructure its operations. The maturity date remains unchanged.
The Revolving Credit Facility amends the terms of the revolving loan agreement to align certain of the restrictive covenants with the restrictive covenants in the Term Loan Agreement, as amended.
In late March 2020, the Company took action to right-size the business and working capital profile to protect profit margin and liquidity levels. We implemented a comprehensive program of cost reduction initiatives and manufacturing capacity rationalization initiatives. These actions are expected to continue through 2020 and into 2021. Actions included headcount reductions, reduction in recurring consulting expenses, reprioritization and decrease in capital spending and reduction in sales and marketing expenses. Additionally, the Company eliminated Corporate Business Development, Aviation, Quality, Procurement and Operating Excellence departments. The Company also implemented other temporary measures including pay reductions, plant shutdowns, furloughs, elimination of most annual incentive pay, suspension of the employer 401(k) match, and reduction in non-essential travel in an effort to mitigate the future risk of uncertainty. We believe these purposeful actions will permanently lower the Company’s cost structure and preserve core growth initiatives.
According to ACT Research, third quarter 2020 North American heavy-duty truck build is expected to increase by approximately 50% as compared to the second quarter of 2020, as the North American Truck OEMs rebound from the second quarter which was negatively impacted by COVID-19. Third quarter medium-duty truck build is expected to increase by approximately 30% as compared to the second quarter, per ACT Research. Although the COVID-19 pandemic creates forecasting uncertainties, we currently anticipate revenues to increase 25% to 35% for the three months ending September 30, 2020, as compared to the three months ended June 30, 2020.

Our Long-Term Strategy

Our long-term strategy is to grow revenue by product, geography and end market. Our products include electrical wire harnesses and electro-mechanical and cable assemblies, Trim, molded plastics, mirrors, wipers and controls, cab structures and sleeper boxes, and Seats. We intend to allocate resources consistent with our strategy; more specifically, consistent with our product portfolio, geographic region and end market diversification objectives. We periodically evaluate our long-term strategy and may adjust the strategy in response to changes in our business environment and other factors.

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

Strategic Footprint Repositioning

The Company is strategically repositioning its operations to grow faster, innovate rapidly, and lower its costs. This repositioning involves twelve facilities.

The Company’s business in the warehouse automation and military markets continues to grow with solid long-term outlook. We have taken strategic actions to significantly expand our footprint, capacity, and product complexity to serve these diverse markets. These actions are expected to support between $100.0 million to $150.0 million of new business, depending on the mix. Anchor customer business has already been established for this multi-plant expansion with key actions underway as follows:

1.Expanding our Elkridge, MD plant by securing new space at an adjacent property. This plant is the main plant for our manufacturing warehouse automation subsystems and military subsystems.
2. Repurposing floor space and creating new manufacturing capability in our Vonore, TN plant.
3. Repurposing floor space and creating new manufacturing capability in our Chillicothe, OH plant.
4. Repurposing floor space and creating new manufacturing capability in our Monona, IA plant.
5. Moving certain production from Monona, IA plant to our low cost facility in Agua Prieta, Mexico.
6. Design and installation of a new medium-duty seat production line in our Saltillo, Mexico plant.

The Company is also permanently consolidating a portion of our cost structure dedicated to mature markets through several deliberate actions including the redistribution of our centralized R&D capabilities to speed the time to market for new products and expand our ability to innovate in the Asian market. The key actions underway in this area are as follows:

1.Consolidation of our Piedmont, AL plant into our Vonore, TN plant.
2.Consolidation of one-half of our existing manufacturing footprint at our Concord, NC plant with our low cost facility in Saltillo, Mexico.
3.Consolidation of our corporate R&D center and activities into two existing U.S. plants and improving our R&D capabilities at our Shanghai, China site, with the goal of increased innovation in each market.
4.Closure of our facility in Morelos, Mexico, and consolidation of equipment into our Agua Prieta, Mexico plant.

We expect our strategic footprint realignment to help us expand in growth areas, reduce costs in mature areas, and increase our ability to innovate. We believe we are on track to permanently reduce our annualized costs by over $15.0 million in mature markets through a combination of staff reductions, facility consolidations, and operational improvements. We believe these actions will make us stronger, increase our competitiveness, accelerate the speed of our innovation, and increase our opportunities to win. We are leveraging our know-how to serve top tier OEMs with high quality, on-time delivery of complex subsystems into new areas. We believe these actions will enable new value and new growth.

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$126,896	$243,190	$(116,294)	(47.8)%
Gross Profit	$6,475	$32,436	$(25,961)	(80.0)%
Selling, General and Administrative Expenses	$15,984	$16,248	$(264)	(1.6)%
Impairment Expense	$150	$—	$150	100.0%
Interest and Other Expense	$5,104	$7,490	$(2,386)	(31.9)%
(Benefit) Provision for Income Taxes	$(3,122)	$2,230	$(5,352)	(240.0)%
Net (Loss) Income	$(12,497)	$6,146	$(18,643)	(303.3)%
Revenues. The decrease in consolidated revenues resulted from:

•a $92.1 million, or 74.5%, decrease in OEM North American MD/HD Truck revenues;
•a $18.3 million, or 42.8%, decrease in OEM construction equipment revenues;
•a $21.4 million, or 453.3%, increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $12.9 million, or 37.9%, decrease in aftermarket and OES revenues; and
•a $14.4 million, or 37.9%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the second quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Second quarter 2020 revenues were adversely impacted by foreign currency exchange translation of $1.8 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $90.3 million, or 42.9%, as a result of a decrease in raw material and purchased component costs of $63.5 million, or 46.6%; a decrease in wages and benefits of $9.1 million, or 46.8%; and a decrease in overhead expenses of $17.7 million, or 32.3%.  Commodity and other material costs, as well as difficult labor markets, have stabilized, but management cannot predict whether the COVID-19 pandemic will adversely impact these costs in future periods. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate. In addition, the Company implemented a series of temporary reductions that will remain in place until conditions improve, including pay reductions, furloughs, suspension of the employer 401(k) match, and reductions in discretionary spending ("Temporary Actions"). Second quarter 2020 cost of revenues benefited from the initiatives that began in 2019 and the Temporary Actions. The second quarter results include charges of $2.0 million associated with ongoing Restructuring Initiatives. As a percentage of revenues, gross profit margin was 5.1% for the three months ended June 30, 2020 compared to 13.3% for the three months ended June 30, 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses decreased $0.3 million compared to the three months ended June 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $4.7 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $3.5 million charge for future milestone payments related to the performance of the FSE business, charges of $1.0 million associated with ongoing Restructuring Initiatives and charges of $0.4 million associated with the 2019 restatement investigation completed in the first quarter of 2020 that resulted in the restatement of the Company's 2019 financial statements.
Interest and Other Expense. Interest, associated with our debt, and other expense was $5.1 million and $7.5 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest and other expense resulted primarily from a $2.5 million non-cash charge taken in prior year associated with the early payout of benefits to term vested participants in the U.S. pension plan ("U.S. Pension Plan"), which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%. Additionally in the second quarter of 2020, the

Company incurred Payment In Kind interest expense of $1.7 million resulting from the loan amendment that occurred in the first quarter of 2020, offset by lower interest expense of $0.4 million due to lower interest rates and favorable interest rate swap adjustments of $1.0 million,
(Benefit) Provision for Income Taxes. An income tax benefit of $3.1 million and an income tax provision of $2.2 million were recorded for the three months ended June 30, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to the pre-tax loss sustained in the current period versus the pre-tax income generated in the prior year period. The income tax benefit for the three months ended June 30, 2020, was calculated based the Company's actual effective tax rate for the current year-to-date period due to the uncertainty of the impact of the COVID-19 pandemic on our full year income (loss). See Note 15 of the "Notes to Condensed Consolidated Financial Statements" for additional details.
Net (Loss) Income. Net loss was $12.5 million for the three months ended June 30, 2020 compared to $6.1 million net income for the three months ended June 30, 2019. The decrease in net income is attributable to the factors noted above.

SEGMENT RESULTS
Electrical System Segment Results
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The table below sets forth certain Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$74,210	$141,947	$(67,737)	(47.7)%
Gross Profit	$1,144	$17,761	$(16,617)	(93.6)%
Selling, General & Administrative Expenses	$6,580	$3,676	$2,904	79.0%
Operating (Loss) Income	$(6,165)	$13,899	$(20,064)	(144.4)%
Revenues. The decrease in Electrical System Segment revenues resulted from:

•a $59.0 million, or 76.9%, decrease in OEM North American MD/HD Truck revenues;
•a $11.4 million, or 52.1%, decrease in OEM construction equipment revenues;
•a $21.4 million, or 458.4% increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $6.2 million, or 46.6% decrease in aftermarket and OES revenue; and
•a $12.5 million, or 49.4%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the second quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $0.6 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit was primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $51.1 million, or 41.2%, as a result of a decrease in raw material and purchased component costs of $35.4 million, or 45.1%; a decrease in wages and benefits of $5.2 million, or 42.1%; and a decrease in overhead expenses of $10.5 million, or 31.5%. Second quarter 2020 cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions, The second quarter results include charges of $1.6 million associated with ongoing Restructuring Initiatives. As a percentage of revenues, gross profit margin was 1.5% for the three months ended June 30, 2020 compared to 12.5% for the three months ended June 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily as a result of the decrease in revenues and cost reductions as a result of the Restructuring Initiatives and other reductions in costs. Before giving effect to certain charges, SG&A expenses reduced by $0.4 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $3.5 million charge for future milestone payments related to the performance of the FSE business and charges of $0.4 million associated with ongoing restructuring initiatives.

Global Seating Segment Results
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The table below sets forth certain Global Seating Segment operating data for the three months ended June 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$53,862	$105,276	$(51,414)	(48.8)%
Gross Profit	$5,345	$14,686	$(9,341)	(63.6)%
Selling, General & Administrative Expenses	$3,683	$5,177	$(1,494)	(28.9)%
Operating (Loss) Income	$1,535	$9,373	$(7,838)	(83.6)%
Revenues. The decrease in Global Seating Segment revenues resulted from:

•a $33.1 million, or 70.4%, decrease in OEM North American MD/HD Truck revenues;
•a $6.9 million, or 32.9%, decrease in OEM construction equipment revenues;
•a $6.7 million, or 32.3%, decrease in aftermarket and OES sales; and
•a $4.7 million, or 28.4%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the second quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $1.2 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $42.1 million, or 46.4%, as a result of a decrease in raw material and purchased component costs of $31.0 million, or 50.0%; a decrease in wages and benefits of $3.9 million, or 54.7%; and a decrease in overhead expenses of $7.2 million, or 33.4%. Second quarter 2020 cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The second quarter results include charges of $0.4 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 9.9% for the three months ended June 30, 2020 compared to 13.9% for the three months ended June 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses decreased $1.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $1.7 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were partially offset by charges of $0.2 million associated with ongoing restructuring initiatives.

Consolidated Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The table below sets forth certain consolidated operating data for the six months ended June 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$314,001	$486,354	$(172,353)	(35.4)%
Gross Profit	$26,778	$65,525	$(38,747)	(59.1)%
Selling, General and Administrative Expenses	$33,083	$31,447	$1,636	5.2%
Impairment Expense	$29,017	$—	$29,017	100.0%
Interest and Other Expense	$10,469	$11,886	$(1,417)	(11.9)%
(Benefit) Provision for Income Taxes	$(10,416)	$5,417	$(15,833)	(292.3)%
Net (Loss) Income	$(37,091)	$16,132	$(53,223)	(329.9)%
Revenues. The decrease in consolidated revenues resulted from:

•a $139.4 million, or 56.8%, decrease in OEM North American MD/HD Truck revenues;
•a $32.7 million, or 36.3%, decrease in OEM construction equipment revenues;
•a $33.8 million, or 344.9%, increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $17.6 million, or 25.7%, decrease in aftermarket and OES revenues; and
•a $16.4 million, or 22.6%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the second quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Revenues were adversely impacted by foreign currency exchange translation of $3.0 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $133.6 million, or 31.7%, as a result of an decrease in raw material and purchased component costs of $95.4 million, or (35.0)%; a decrease in wages and benefits of $12.5 million, or (32.5)%; and a decrease in overhead expenses of $25.7 million, or (23.5)%.  Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The year to date results include charges of $2.1 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 8.5% for the six months ended June 30, 2020 compared to 13.5% for the six months ended June 30, 2019.
Selling, General and Administrative Expenses. SG&A expenses increased $1.6 million compared to the six months ended June 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $6.9 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $3.5 million charge for future milestone payments related to the performance of the FSE business, charges of $1.0 million associated with ongoing restructuring initiatives, charges of $2.8 million associated with the 2019 restatement investigation that resulted in the restatement of the Company’s financial statements and $2.3 million in costs associated with the CEO transition.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $27.1 million impairment of goodwill for the six months ended June 30, 2020. Additionally, the Company determined it had and impairment indicator of long-lived assets due to market conditions resulting in an impairment of $1.9 million for the six months ended June 30, 2020.
Interest and Other Expense. Interest, associated with our debt, and other expense was $10.5 million and $11.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily attributable to the prior year $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. pension plan, which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%. Partially offsetting this decrease were unfavorable foreign exchange translation adjustments of $0.7 million in the six months ended June 30, 2020 compared to a favorable foreign exchange translation adjustment gain in the prior year of $0.1 million.

(Benefit) Provision for Income Taxes. An income tax benefit of $10.4 million and an income tax provision of $5.4 million were recorded for the six months ended June 30, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to the pre-tax loss sustained in the current period versus the pre-tax income generated in the prior year period. The income tax benefit for the six months ended June 30, 2020, was calculated based the Company's actual effective tax rate for the current year-to-date period due to significant market uncertainty. See Note 15 of the "Notes to Condensed Consolidated Financial Statements" for additional details.
Net (Loss) Income. Net loss was $37.1 million for the six months ended June 30, 2020 compared to $16.1 million net income for the six months ended June 30, 2019. The decrease in net income is attributable to the factors noted above.

SEGMENT RESULTS
Electrical System Segment Results
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The table below sets forth certain Electrical Systems Segment operating data for the six months ended June 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$186,308	$285,558	$(99,250)	(34.8)%
Gross Profit	$12,090	$37,093	$(25,003)	(67.4)%
Selling, General & Administrative Expenses	$10,531	$7,825	$2,706	34.6%
Impairment Expense	$23,415	$—	$23,415	100.0%
Operating (Loss) Income	$(23,314)	$28,895	$(52,209)	(180.7)%
Revenues. The decrease in Electrical System Segment revenues resulted from:

•a $89.8 million, or 59.2%, decrease in OEM North American MD/HD Truck revenues;
•a $17.5 million, or 38.5%, decrease in OEM construction equipment revenues;
•a $33.8 million, or 348.0% increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $8.9 million, or 32%, decrease in aftermarket and OES revenues; and
•a $16.9 million, or 33.2%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the second quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $0.9 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit was primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $74.2 million, or 29.9%, as a result of a decrease in raw material and purchased component costs of $53.1 million, or 33.5%; a decrease in wages and benefits of $6.7 million, or 27.9%; and a decrease in overhead expenses of $14.4 million, or 21.8%. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The year to date results include charges of $1.6 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 6.5% for the six months ended June 30, 2020 compared to 13.0% for the six months ended June 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $1.2 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $3.5 million charge for future milestone payments related to the performance of the FSE business and charges of $0.4 million associated with ongoing restructuring initiatives,

Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the six months ended June 30, 2020.
Global Seating Segment Results
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The table below sets forth certain Global Seating Segment operating data for the six months ended June 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$129,842	$209,337	$(79,495)	(38.0)%
Gross Profit	$14,714	$28,466	$(13,752)	(48.3)%
Selling, General & Administrative Expenses	$8,475	$10,514	$(2,039)	(19.4)%
Impairment Expense	$4,809	$—	$4,809	100.0%
Operating (Loss) Income	$1,172	$17,682	$(16,510)	(93.4)%
Revenues. The decrease in Global Seating Segment revenues resulted from:

•a $49.6 million, or 52.9%, decrease in OEM North American MD/HD Truck revenues;
•a $15.2 million, or 34.1%, decrease in OEM construction equipment revenues;
•a $8.8 million, or 21.5%, decrease in aftermarket and OES revenue; and
•a $5.9 million, or 19.7%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the second quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $2.0 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $65.7 million, or 36.3%, as a result of an decrease in raw material and purchased component costs of $48.7 million, or 39.6%; a decrease in wages and benefits of $5.8 million, or 40.2%; and a decrease in overhead expenses of $11.3 million, or 25.9%. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The year to date results include charges of $0.5 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 11.3% for the six months ended June 30, 2020 compared to 13.6% for the six months ended June 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $2.2 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were partially offset by charges of $0.2 million associated with ongoing restructuring initiatives.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $4.8 million impairment of goodwill for the six months ended June 30, 2020.

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

In the first quarter of 2020 we determined we had an impairment indicator specific to goodwill. As a result, we impaired the full value of our goodwill, $27.1 million. We also recorded impairments of long-lived assets of $1.9 million based on certain other impairment indicators for the six months ended June 30, 2020. We are not aware of other specific events or circumstances that would require updates to our estimates or judgments or require us to revise the carrying value of our long-lived assets, including property, plant and equipment and definite-lived intangible assets as of June 30, 2020 or August 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no other significant changes in our critical accounting estimates during the six months ended June 30, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K and Q1 2020 Form 10-Q.

Liquidity and Capital Resources

The Company borrowed $15.0 million under its revolving credit facility during the six months ended June 30, 2020. At June 30, 2020, the Company had liquidity of $106.6 million; $63.4 million of cash and $43.2 million of availability from the revolving credit facility. We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; (3) to reduce debt; and (4) to return capital to our shareholders.

Cash Flows

Our primary sources of liquidity during the six months ended June 30, 2020 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of June 30, 2020, we had $15.0 million borrowings under our revolving credit facility and had borrowing availability of $43.2 million.

For the six months ended June 30, 2020, net cash provided by operating activities was $20.5 million compared to $8.7 million for the six months ended June 30, 2019. The improvement in net cash provided by operating activities is primarily attributable to the reduction in working capital associated with the sales declines in the six months ended June 30, 2020 as compared to the to the prior year period. The cash generated by the working capital reduction was partially offset by the net loss in the current period compared to net income in the prior year period.
For the six months ended June 30, 2020, net cash used in investing activities was $4.4 million compared to $12.8 million for the six months ended June 30, 2019. In 2020, we expect capital expenditures to be in the range of $8 to $12 million.
For the six months ended June 30, 2020, net cash provided by financing activities was $10.0 million compared to net cash used in financing activities of $6.6 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 is attributable to $15.0 million of borrowings under the revolving credit facility offset by repayments of the senior secured term loan credit facility. Net cash used in financing activities for the six months ended June 30, 2019 is attributable to repayments of the senior secured term loan credit facility, including an excess cash flow payment on the facility.

As of June 30, 2020, cash of $42.1 million was held by foreign subsidiaries. The Company currently maintains a $0.8 million deferred tax liability for the future income tax implications of repatriating earnings from the foreign subsidiaries for which it is not making the indefinite reinvestment assertion.
Debt and Credit Facilities

The debt and credit facilities descriptions in Note 14 of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference. On May 11, 2020, the Company entered into Amendment No. 1 of the TLS Agreement and Amendment No. 2 to the Revolving Credit Facility, the terms of which are discussed in Note 14.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 14, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months as amended in accordance with Note 14; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Part II, Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. In particular, this Form 10-Q may contain forward-looking statements about Company expectations for future periods with respect to its plans to improve financial results and enhance the Company, the future of the Company’s end markets, including the short-term and potential longer-term impact of the COVID-19 pandemic on Class 8 and Class 5-7 North America truck build rates and performance of the global construction equipment business, expected cost savings, the Company’s initiatives to address customer needs, organic growth, the Company’s plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (ii) future financial restatements affecting the company; (iii) general economic or business conditions affecting the markets in which the Company serves; (iv) the Company's ability to develop or successfully introduce new products; (v) risks associated with conducting business in foreign countries and currencies; (vi) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (vii) the Company’s failure to complete or successfully integrate strategic acquisitions and the impact of such acquisitions on business relationships; (viii) the Company’s ability to recognize synergies from the reorganization of the segments; (ix) the Company’s failure to successfully manage any divestitures; (x) the impact of changes in governmental regulations on the Company's customers or on its business; (xi) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (xii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xiii) the Company’s ability to comply with the financial covenants in its debt facilities; (xiv) fluctuation in interest rates or change in the reference interest rate relating to the Company’s debt facilities; (xv) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives and address rising labor and material costs; (xvi) volatility and cyclicality in the commercial vehicle market adversely affecting us, including the impact of the current COVID-19 pandemic; (xvii) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xviii) changes to domestic manufacturing initiatives; (xix) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business (xx) security breaches and other disruptions that could compromise our information systems; (xxi) the impact of disruptions in our supply chain or delivery chains; (xxii) litigation against us; (xxiii) the impact of health epidemics or widespread outbreak of contagious disease; and (xxiv) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2019 and the Company's fillings with the SEC. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The global spread of the novel strain of COVID-19 that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility, uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures consistent with applicable government guidelines. While we continue to operate certain of our plants, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia-Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.
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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation and because the material weaknesses in our internal control over financial reporting identified at December 31, 2019, and discussed below under “Changes in Internal Control over Financial Reporting,” have not been remediated, our CEO and Interim CFO have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting. We have excluded from our assessment of internal control over financial reporting at June 30, 2020 the internal control over financial reporting of FSE, the assets of which were acquired in 2019 (see Note 5 in Item 8 of our 2019 Form 10-K).

As disclosed in our 2019 10-K, management identified material weaknesses due to an ineffective risk management process that resulted in ineffectively designed controls over balance sheet account reconciliations and review of manual journal entries.

The Company has developed a remediation plan which includes, but is not limited to, an assessment of the Company’s processes and controls over balance sheet account reconciliations, manual journal entries and risk assessment. In the first quarter of 2020 and continuing into the second quarter of 2020, management began to undertake such measures as deemed necessary, including:

1)enhancing the design of the balance sheet account reconciliation process to better enable the proper and timely review of balance sheet account reconciliations, including the supporting documentation thereto;

2)enhancing the design of the manual journal entry process to better enable the proper and timely review of manual journal entries, including the supporting documentation thereto;

3)provide training over the new processes associated with manual journal entry and balance sheet account reconciliation, to global finance and accounting personnel;

4)began internal testing, of new processes associated with manual journal entry and balance sheet account reconciliation;

5)identified opportunities to automate manual processes to further reduce risk of error; and

6)established and executed an enhanced fraud risk assessment process with the assistance of external advisors.

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

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Risks Related to Our Common Stock

Provisions in our corporate charter documents and under Delaware law may delay or prevent attempts by our stockholders to change our management and hinder efforts to acquire a controlling interest in us.
Certain provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our board of directors. These provisions include:

•a prohibition on stockholder action through written consents;
•a requirement that special meetings of stockholders be called only by the board of directors;
•advance notice requirements for stockholder proposals and director nominations;
•limitations on the ability of stockholders to amend, alter or repeal the by-laws; and
•the authority of the board of directors to issue, without stockholder approval, preferred stock and common stock with such terms as the board of directors may determine.
We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which would prevent us from engaging in a business combination with a person who becomes a 15% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained. In addition, on June 23, 2020, our board of directors unanimously adopted a limited duration stockholder rights plan and declared a dividend of one right for each outstanding share of our common stock as of July 5, 2020, the record date for such dividend. Under the rights plan, the rights will become exercisable only if a person or persons acquires beneficial ownership of 10% or more of our outstanding common stock, or 15% in the case of certain passive investors. In the event that the rights become exercisable, each holder of rights (other than the person or group triggering the rights plan) will be entitled to purchase, at the right’s exercise price, a number of shares of our common stock having a market value of twice the right’s exercise price. Such exercise of the rights will cause the person or group triggering the rights plan to suffer dilution of their ownership stake in our company. The rights plan will expire on June 24, 2021 unless earlier terminated or amended by our board of directors. These charter provisions, as well as the potential impact of Section 203 and the rights plan, could limit the price that certain investors might be willing to pay in the future for shares of our common stock, discourage potential acquisition proposals and delay, deter or prevent a change in control.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the three months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.
Not applicable.

Item 5.  Other Information.
Not applicable.

Item 6.  Exhibits:

10.1
Amendment No. 2. to Third Amended and Restated Loan and Security Agreement dated May 11, 2020, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender.

10.2	First Amendment to Term Loan and Security Agreement dated as of May 11, 2020, by and among the Company, Bank of America, N.A., as administrative agent, and other lender parties thereto.
31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.
31.2	302 Certification by Edmund S. Carney, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 10, 2020	By	/s/ Edmund S. Carney
Edmund S. Carney
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2020	By	/s/ Stacie N. Fleming
Stacie N. Fleming
Chief Accounting Officer
(Principal Accounting Officer)