Form 10-Q
period 2020-09-30
Commercial Vehicle Group, Inc.
filed 2020-11-09
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 9, 2020 was 32,425,499 shares.

1

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except per share amounts)
Assets
Current Assets:
Cash	$53,601	$39,511
Accounts receivable, net of allowances of $583 and $432, respectively	128,648	115,099
Inventories	83,303	82,872
Other current assets	13,031	18,490
Total current assets	278,583	255,972
Property, plant and equipment, net of accumulated depreciation of $156,780 and $154,939, respectively	64,556	73,686
Operating lease right-of-use assets, net	31,107	34,960
Goodwill	—	27,816
Intangible assets, net of accumulated amortization of $13,913 and $11,440, respectively	22,584	25,258
Deferred income taxes	28,109	14,654
Other assets, net	2,178	3,480
Total assets	$427,117	$435,826
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$89,435	$63,058
Current operating lease liabilities	8,874	7,620
Accrued liabilities and other	36,445	32,673
Current portion of long-term debt	2,435	3,256
Total current liabilities	137,189	106,607
Long-term debt	147,965	153,128
Operating lease liabilities	25,135	29,414
Pension and other post-retirement benefits	10,382	10,666
Other long-term liabilities	11,101	7,323
Total liabilities	331,772	307,138
Stockholders’ Equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 30,985,669 and 30,801,255 shares issued and outstanding respectively)	310	323
Treasury stock, at cost: 1,464,392 shares, as of September 2020 and December 2019	(11,230)	(11,230)
Additional paid-in capital	248,323	245,852
Retained deficit	(93,220)	(60,307)
Accumulated other comprehensive loss	(48,838)	(45,950)
Total stockholders’ equity	95,345	128,688
Total liabilities and stockholders’ equity	$427,117	$435,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (as restated)	2020	2019 (as restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$187,697	$225,399	$501,698	$711,753
Cost of Revenues	163,538	195,955	450,761	616,784
Gross Profit	24,159	29,444	50,937	94,969
Selling, General and Administrative Expenses	14,408	17,531	47,491	48,978
Amortization Expense	858	437	2,575	1,080
Impairment Expense	—	—	29,017	—
Operating (Loss) Income	8,893	11,476	(28,146)	44,911
Interest and Other Expense	5,674	3,800	16,142	15,686
(Loss) Income Before Provision for Income Taxes	3,219	7,676	(44,288)	29,225
(Benefit) Provision for Income Taxes	(959)	496	(11,375)	5,913
Net (Loss) Income	$4,178	$7,180	$(32,913)	$23,312
(Loss) Earnings per Common Share:
Basic	$0.13	$0.23	$(1.07)	$0.76
Diluted	$0.13	$0.23	$(1.07)	$0.76
Weighted Average Shares Outstanding:
Basic	30,986	30,581	30,894	30,547
Diluted	31,617	30,852	30,894	30,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (as restated)	2020	2019 (as restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)		(In thousands)
Net (loss) income	$4,178	$7,180	$(32,913)	$23,312
Other comprehensive (loss) income:
Foreign currency exchange translation adjustments	2,628	(3,388)	(257)	(3,051)
Minimum pension liability, net of tax	(957)	(2,095)	(1,850)	(1,005)
Derivative instrument, net of tax	893	(515)	(781)	(193)
Other comprehensive (loss) income	2,564	(5,998)	(2,888)	(4,249)
Comprehensive (loss) income	$6,742	$1,182	$(35,801)	$19,063
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	184,414	(13)	—	2,471	—	—	2,458
Total comprehensive loss	—	—	—	—	(32,913)	(2,888)	(35,801)
Balance - September 30, 2020	30,985,669	$310	$(11,230)	$248,323	$(93,220)	$(48,838)	$95,345
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019 (as restated)
	(Unaudited)	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(32,913)	$23,312
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,835	10,865
Impairment expense	29,017	—
Non-cash amortization of debt financing costs	1,365	1,030
Shared-based compensation expense	2,471	2,200
Payment in kind interest expense	3,649	—
Deferred income taxes	(13,267)	1,840
Non-cash loss on derivative contracts	2,038	2,092
Change in other operating items:
Accounts receivable	(13,686)	(20,454)
Inventories	(626)	1,191
Prepaid expenses	2,539	(2,607)
Accounts payable	26,856	3,272
Other operating activities, net	9,494	5,767
Net cash provided by operating activities	30,772	28,508
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,021)	(18,743)
Proceeds from disposal/sale of property, plant and equipment	569	20
Payments for acquisition of business	—	(34,000)
Net cash used in investing activities	(5,452)	(52,723)
Cash Flows from Financing Activities:
Borrowing of Revolving Credit Facility	15,000	8,500
Repayment of Revolving Credit Facility	(15,000)	(8,500)
Loan amendment costs	(2,579)	—
Repayment of Term Loan	(8,281)	(6,338)
Other financing activities	(339)	(381)
Net cash provided by (used in) financing activities	(11,199)	(6,719)

Effect of Foreign Currency Exchange Rate Changes on Cash	(31)	(1,276)

Net Increase (Decrease) in Cash	14,090	(32,210)

Cash:
Beginning of period	39,511	70,913
End of period	$53,601	$38,703
Supplemental Cash Flow Information:
Cash paid for interest	$9,317	$10,212
Cash paid for income taxes, net	$906	$5,530
Unpaid purchases of property and equipment included in accounts payable	$108	$155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. (through its subsidiaries) is a diversified industrial company and leading supplier of seating systems, warehouse automation subsystems, wire harnesses, plastic parts, and mechanical assemblies for many markets including the following: trucking, construction, retail, military, bus, agricultural, and off-road recreational markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

We primarily manufacture customized products on a sequenced basis to meet the requirements of our customers. We believe our trucking products are used by a majority of the North American Commercial Truck markets, many construction vehicle original equipment manufacturers (“OEMs”), and many of the top e-commerce retailers.

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The information furnished in the unaudited condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our fiscal 2019 consolidated financial statements and the notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K ("2019 Form 10-K") as filed with the SEC on March 16, 2020. Unless otherwise indicated, all amounts are in thousands, except share and per share amounts. Certain changes to presentation of balances in the Condensed Consolidated Statement of Operations have been made to conform to current year presentation.

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
•Plastic components ("Trim") primarily for the North America medium- and heavy-duty truck ("MD/HD Truck") market;
•Mirrors, wipers and controls primarily for the truck, bus, agriculture, construction, rail and military markets in North America and Europe;
•Cab structures for the North American MD/HD Truck market; and
•Warehouse automation subsystems.

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
2. Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848)". The ASU facilitates the effects of Reference Rate Reform on financial reporting and provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. We are evaluating the effect this ASU will have on the Company.
Accounting Pronouncements Implemented in the nine months ended September 30, 2020
In March 2020, the FASB issued ASU No. 2020-03, "Codification Improvements to Financial Instruments". The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (Topic 326) with Leases (Topic 842) and Transfers and Servicing-Sales of Financial Assets (Subtopic 860-20). In accordance with ASU 2020-03, the Company adopted the guidance as of March 31, 2020. We were not materially impacted by the implementation of this pronouncement.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to its carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company implemented ASU 2017-04 as of January 1, 2020 with no material impact. Subsequent to such implementation, we fully impaired our goodwill. Refer to Note 11, Goodwill and Intangible Assets for more details.
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

The following tables present the impacts of the restatement adjustments to the previously reported financial information for the period ended September 30, 2019. The restatement references identified in the following tables directly correlate to the restatement adjustments detailed below. The restatement adjustments and error correction and their impact on previously reported consolidated financial statements are described below.

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Revenues	$225,399	$—	$225,399	$711,753	$—	$711,753
Cost of Revenues	194,195	1,760	195,955	612,206	4,578	616,784	a, b
Gross profit	31,204	(1,760)	29,444	99,547	(4,578)	94,969
Selling, General and Administrative Expenses	17,531	—	17,531	48,978	—	48,978
Amortization Expense	437	—	437	1,080	—	1,080
Operating Income	13,236	(1,760)	11,476	49,489	(4,578)	44,911
Interest and Other Expense	3,800	—	3,800	15,686	—	15,686
Income before provision for income taxes	9,436	(1,760)	7,676	33,803	(4,578)	29,225	a, b
Provision for Income Taxes	916	(420)	496	6,976	(1,063)	5,913	a, b
Net Income	$8,520	$(1,340)	$7,180	$26,827	$(3,515)	$23,312
Income per share attributable to common stockholders:
Basic	$0.28	$(0.04)	$0.23	$0.88	$(0.12)	$0.76
Diluted	$0.28	$(0.04)	$0.23	$0.87	$(0.11)	$0.76
Weighted average common shares outstanding:
Basic	30,581	30,581	30,581	30,547	30,547	30,547
Diluted	30,852	30,852	30,852	30,829	30,829	30,829

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Net Income	$8,520	$(1,340)	$7,180	$26,827	$(3,515)	$23,312	a, b
Other comprehensive income (loss):			—			—
Foreign currency translation adjustments	(3,388)	—	(3,388)	(3,051)	—	(3,051)
Minimum pension liability, net of tax	(2,095)	—	(2,095)	(1,005)	—	(1,005)
Derivative instrument	(515)	—	(515)	(193)	—	(193)
Other comprehensive income	(5,998)	—	(5,998)	(4,249)	—	(4,249)
Comprehensive income	$2,522	$(1,340)	$1,182	$22,578	$(3,515)	$19,063

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

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustments	As Restated	Restatement References

Cash Flows from Operating Activities:
Net Income	$26,827	$(3,515)	$23,312	a, b
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	10,976	(111)	10,865	b
Non-cash amortization of debt financing costs	1,030	—	1,030
Shared-based compensation expense	2,200	—	2,200
Deferred income taxes	2,903	(1,063)	1,840	a, b
Non-cash loss / (gain) on derivative contracts	2,092	—	2,092
Change in other operating items:
Accounts receivable	(19,765)	(689)	(20,454)	a
Inventories	1,191	—	1,191
Prepaid expenses	(7,458)	4,851	(2,607)	a
Accounts payable	3,272	—	3,272
Other operating activities, net	5,767	—	5,767
Net cash provided by operating activities	29,035	(527)	28,508
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(19,270)	527	(18,743)	a
Proceeds from disposal/sale of property, plant and equipment	20	—	20
Payments for acquisitions	(34,000)	—	(34,000)
Net cash used in investing activities	(53,250)	527	(52,723)
Cash Flows from Financing Activities:
Borrowings on Revolving Credit Facility	8,500	—	8,500
Repayment of Revolving Credit Facility	(8,500)	—	(8,500)
Repayment of Term Loan	(6,338)	—	(6,338)
Other financing activities	(381)	—	(381)
Net cash used in financing activities	(6,719)	—	(6,719)

Effect of Foreign Currency Exchange Rate Changes on Cash	(1,276)	—	(1,276)

Net Decrease in Cash	(32,210)	—	(32,210)

Cash:
Beginning of period	70,913	—	70,913
End of period	$38,703	$—	$38,703
Supplemental Cash Flow Information:
Cash paid for interest	$10,212	$—	$10,212
Cash paid for income taxes, net	$5,530	$—	$5,530
Unpaid purchases of property and equipment included in accounts payable	$155	$—	$155

For the nine months ended September 30, 2019

    (a) Understatement of cost of revenues and impacted balance sheet accounts. As a result of the understatement of cost of revenues, the correction resulted in a $3.6 million decrease in net income; a $1.1 million decrease in deferred income tax; a $0.7 million increase in change in accounts receivable, a $4.9 million decrease in change in prepaid expenses; and a $0.5 million decrease in purchases of property, plant and equipment.

    (b) Property, plant and equipment, net error correction. The immaterial error correction of property, plant and equipment, net, resulted in a $0.1 million increase in net income; a $0.1 million decrease in depreciation expense; and an immaterial increase in deferred income tax.

4. Revenue Recognition

Our products include electrical wire harnesses, control panels, electro-mechanical and cable assemblies; Trim; Seats; and cab structures and sleeper boxes; mirrors, wipers, controls and warehouse automation subsystems. We sell these products, except warehouse automation subsystems, into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple customer end markets including MD/HD Truck OEMs, Construction OEMs, industrial, military, Bus OEMs, the aftermarket and other markets. We sell warehouse automation subsystems to warehouse automation customers. The nature, timing and uncertainty of recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets is substantially consistent.

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

Amount and Timing of Revenue Recognition
The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's contracts as of September 30, 2020, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $128.6 million as of September 30, 2020 and $115.1 million as of December 31, 2019. We generally do not have other assets or liabilities associated with customer arrangements. In general, we do not make significant judgments that impact our recognition of revenue. Refer to Note 16, Segment Reporting for revenue disclosures by reportable segments.

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

Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are recognized. Refer to Note 17, Derivative Contracts for additional disclosures.

Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into an agreement (the “Interest Rate Swap Agreement”) with Bank of America, N.A. whereby the Company has agreed to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Interest Rate Swap Agreement is intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the senior secured term loan facility. The Company expects this agreement to remain effective during the remaining term of the Interest Rate Swap Agreement and records the impact of the agreement in interest and other expense in the Condensed Consolidated Statements of Operations. Refer to Note 17, Derivative Contracts for additional disclosures.
The fair values of our derivative assets and liabilities and contingent consideration measured on a recurring basis are categorized as follows:

		September 30, 2020				December 31, 2019
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$115	$—	$115	$—	$464	$—	$464	$—
	Interest rate swap agreement [2]	$1,127	$—	$1,127	$—	$150	$—	$150	$—
Derivative liabilities	Foreign exchange contract [3]	$530	$—	$530	$—	$—	$—	$—	$—
	Interest rate swap agreement [3]	$2,485	$—	$2,485	$—	$995	$—	$995	$—
Earnout liability	Contingent consideration [4]	$8,800	$—	$—	$8,800	$4,700	$—	$—	$4,700
Derivative equity	Foreign exchange contract [5]	$(317)	$—	$(317)	$—	$464	$—	$464	$—

1.Presented in the Condensed Consolidated Balance Sheets in other current assets and other non-current assets and based on observable market transactions of spot and forward rates.
2.Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and based on observable market transactions of forward rates.

3.Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other and based on observable market transactions of forward rates.
4.Presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other long term liabilities and based on a Monte Carlo valuation model.
5.Presented in the Condensed Consolidated Balance Sheets in accumulated other comprehensive income and based on observable market transactions of spot and forward rates.

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$150,400	$133,904	$156,384	$157,983

1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $148.0 million as of September 30, 2020, and current portion of long-term debt of $3.3 million and long-term debt of $153.1 million as of December 31, 2019.

Long Lived Assets Impairment. For the nine months ended September 30, 2020, an impairment charge of $1.1 million was recognized for the Electrical Systems segment, $0.4 million related to an operating lease right-of-use asset and $0.7 million related to property, plant and equipment. Additionally, for the nine months ended September 30, 2020, an impairment charge of $0.8 million was recognized for the corporate aircraft and was based on the selling price, less selling costs, of $0.3 million. These impairment charges are presented in impairment expense in the Condensed Consolidated Statements of Operations.

Goodwill Impairment. For the nine months ended September 30, 2020, an impairment charge of $27.1 million was recognized for goodwill and was based on the estimated fair values of goodwill for the reporting units compared to the net carrying values at March 31, 2020. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations.

No other non-recurring fair value measurements were assessed during the quarter ended September 30, 2020.

6. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 30,985,669 and 30,801,255 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share; no preferred shares were outstanding as of September 30, 2020 and December 31, 2019.
Earnings Per Share — Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the Treasury Stock Method. Potential common shares are included in the diluted earnings per share calculation when dilutive. Diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (as restated)	2020	2019 (as restated)
Net (loss) income	$4,178	$7,180	$(32,913)	$23,312
Weighted average number of common shares outstanding (in '000s)	30,986	30,581	30,894	30,547
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	631	271	—	282
Dilutive shares outstanding	31,617	30,852	30,894	30,829
Basic (loss) earnings per share	$0.13	$0.23	$(1.07)	$0.76
Diluted (loss) earnings per share	$0.13	$0.23	$(1.07)	$0.76
The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for details.

There were 282 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2020 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the three months ended September 30, 2019. There were 256 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2020 and 18 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the nine months ended September 30, 2019.

Dividends — We have not declared or paid any cash dividends in the past. The terms of our debt and credit facilities (as described in Note 14, Debt and Credit Facilities) restrict the payment or distribution of our cash and other assets, including cash dividend payments.
The changes in stockholder's equity are as follows:

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46,014	—	—	862	—	—	862
Total comprehensive income	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847,269	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926
Share-based compensation expense	138,400	(14)	—	868	—	—	854
Total comprehensive income	—	—	—	—	(12,497)	2,578	(9,919)
Balance - June 30, 2020	30,985,669	$309	$(11,230)	$247,582	$(97,398)	$(51,402)	$87,861
Share-based compensation expense	—	1	—	741	—	—	742
Total comprehensive income	—	—	—	—	4,178	2,564	6,742
Balance - September 30, 2020	30,985,669	$310	$(11,230)	$248,323	$(93,220)	$(48,838)	$95,345

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit [1]	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2018 (as restated)	30,512,843	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Share-based compensation expense	—	—	—	761	—	—	761
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	9,986	(206)	9,780
Balance - March 31, 2019 (as restated)	30,512,843	$318	$(10,245)	$243,768	$(66,099)	$(47,677)	$120,065
Share-based compensation expense	68,431	1	—	718	—	—	719
Total comprehensive income	—	—	—	—	6,146	1,955	8,101
Balance - June 30, 2019 (as restated)	30,581,274	$319	$(10,245)	$244,486	$(59,953)	$(45,722)	$128,885
Share-based compensation expense	—	—	—	721	—	—	721
Total comprehensive income	—	—	—	—	7,180	(5,998)	1,182
Balance - September 30, 2019 (as restated)	30,581,274	$319	$(10,245)	$245,207	$(52,773)	$(51,720)	$130,788
1.The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for details.

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
The following table summarizes information about outstanding restricted stock grants as of September 30, 2020:

Grant	Shares Granted (in thousands)	Nonvested Shares (in thousands)	Vesting Schedule	Unearned Compensation	Remaining Period to Vesting (in months)
October 2017	303	51	3 equal annual installments commencing on October 20, 2018	$40.3	1
October 2018	382	130	3 equal annual installments commencing on October 20, 2019	$473.1	13
October 2019	12	10	3 equal annual installments commencing on October 20, 2020	$51.5	25
January 2020	149	134	3 equal annual installments commencing on October 20, 2020	$527.7	25
April 2020	646	520	3 equal annual installments commencing on December 31, 2022	$947.7	27
June 2020	210	210	Fully vests as of December 12, 2021	$432.8	14
June 2020	380	350	Fully vests as of June 12, 2022	$772.9	20
June 2020	185	185	Fully vests on the sooner of June 15, 2021 or the 2021 Annual Meeting of Stockholders	$310.6	8
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
The following table summarizes information about the restricted stock grants for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2019
	2020		2019
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at beginning of the period	403	$7.72	760	$7.56
Granted	1,575	2.86	75	7.60
Vested	(184)	5.79	(68)	8.38
Forfeited	(204)	5.15	(21)	7.48
Nonvested at September 30	1,590	$3.46	746	$7.49

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

The following table summarizes performance awards granted in the form of cash awards under the 2014 EIP in January 2020, November 2018 and 2017:

Grant Date	Grant Amount	Adjustments	Forfeitures	Adjusted Award Value at September 30, 2020	Vesting Schedule	Remaining Periods (in Months) to Vesting
November 2017	$1,584	$(262)	$(1,022)	$300	November 2020	1
November 2018	1,590	(497)	(1,093)	—	November 2021	13
January 2020	2,108	626	(844)	1,890	December 2022	26
	$5,282	$(133)	$(2,959)	$2,190
Compensation expense of $0.3 million and $0.4 million was recognized for the three months ended September 30, 2020 and 2019, respectively. Compensation benefit of $0.8 million and compensation expense of $1.1 million was recognized for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense was $1.4 million and $1.6 million as of September 30, 2020 and 2019, respectively.

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

The Company's allowance for credit losses was $0.6 million as of September 30, 2020 and $0.4 million as of December 31, 2019. The following is a rollforward of the allowances for credit losses related to accounts receivable for the nine months ended September 30, 2020 by reportable segment:

	Nine Months Ended September 30, 2020
	Electrical Systems	Global Seating	Total
Balance - Beginning of period	$49	$383	$432
Provisions	67	142	209
Utilizations	(58)	—	(58)
Currency translation adjustment	1	(1)	—
Balance - End of period	$59	$524	$583

10. Inventories
Inventories are valued at the lower of first-in, first-out cost or market and are measured at the lower of cost or net realizable value. Cost includes applicable material, labor and overhead. Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$59,154	$57,742
Work in process	12,418	12,612
Finished goods	11,731	12,518
	$83,303	$82,872
Inventories on-hand are regularly reviewed and, when necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, which reflect expected market volumes. Excess and obsolete provisions may vary by product depending upon future potential use of the product.

11. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. During the first quarter of 2020, as a result of the Company’s market capitalization value being less than the carrying value of its equity for a duration of time, the Company determined it had an impairment indicator. Accordingly, the Company estimated the fair value of each of the reporting units with goodwill by discounting the estimated cash flows of each reporting unit. The estimated fair values of the reporting units were then compared to their net carrying values as of March 31, 2020 and, as a result, the Company recognized $27.1 million impairment of goodwill, which represented the carrying amount of goodwill prior to the impairment charge. The impairment charge is presented in impairment expense in the Condensed Consolidated Statements of Operations.
The changes in the carrying amounts of goodwill are as follows:

	September 30, 2020	December 31, 2019
Balance - Beginning of the period	$27,816	$7,576
Finalization of FSE Purchase Accounting	(537)	20,365
Goodwill impairment	(27,074)	—
Currency translation adjustment	(205)	(125)
Balance - Ending of the period	$—	$27,816
Our definite-lived intangible assets were comprised of the following:

		September 30, 2020			December 31, 2019
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	22 years	$11,557	$(4,558)	$6,999	$11,553	$(4,276)	$7,277
Customer relationships	15 years	14,820	(7,246)	7,574	15,025	(6,574)	8,451
Technical know-how	5 years	9,790	(2,040)	7,750	9,790	(571)	9,219
Covenant not to compete	5 years	330	(69)	261	330	(19)	311
		$36,497	$(13,913)	$22,584	$36,698	$(11,440)	$25,258

The aggregate intangible asset amortization expense was $0.9 million for the three months ended September 30, 2020 and $0.4 million for the three months ended September 30, 2019. The aggregate intangible asset amortization expense was $2.6 million and $1.1 million for the nine months ended September 30, 2020 and 2019. The estimated intangible asset amortization expense for the fiscal year ending December 31, 2020 and for each of the three succeeding years is expected to be $3.4 million and $2.8 million in 2024.

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

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost [1]	$3,665	$1,858	$8,693	$5,305
Finance lease cost
Amortization of right-of-use assets	110	92	300	252
Interest on lease liabilities	11	16	34	46
Total finance lease cost	121	108	334	298
Short-term lease cost [2]	922	1,793	2,988	5,557
Total lease expense	$4,708	$3,759	$12,015	$11,160
1.The Company recognized accelerated lease costs of $1.1 million during the three months ended September 30, 2020 related to the corporate research and development center.
2.Includes variable lease costs, which are not significant

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$7,806	$5,200
Financing leases	$339	$331

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net	$31,107	$34,960

Current liabilities	Current operating lease liabilities	8,874	7,620
Non-current liabilities	Operating lease liabilities	25,135	29,414
Total operating lease liabilities		$34,009	$37,034

Finance Leases [1]
Right-of-use assets		$1,451	$1,135
Accumulated depreciation		(595)	(343)
Right-of-use assets, net	Other assets, net	856	792

Current liabilities	Accrued liabilities and other	316	354
Non-current liabilities	Other long-term liabilities	486	398
Total finance lease liabilities		$802	$752

Weighted Average Remaining Lease Term
Operating leases		4.7 years	5.0 years
Finance leases		3.3 years	2.8 years
Weighted Average Discount Rate
Operating leases		8.1%	9.1%
Finance leases		5.2%	7.2%
1.Note that all new Financing leases added during the nine months ended September 30, 2020 were executed before the loan amendment discussed in Note 14, Debt and Credit Facilities or May 11, 2020.

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2020 [1]	$3,186	$100	$3,286
2021	10,201	314	10,515
2022	9,190	194	9,384
2023	5,651	126	5,777
2024	4,463	79	4,542
Thereafter	7,628	42	7,670
Total lease payments	40,319	855	41,174
Less: Imputed interest	(6,310)	(53)	(6,363)
Present value of lease liabilities	$34,009	$802	$34,811
1.Excluding the nine months ended September 30, 2020.

13. Commitments and Contingencies
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the period ended September 30, 2020 and 2019, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following represents a summary of the warranty provision for the nine months ended September 30, 2020:

Balance - December 31, 2019	$3,082
Provision for new warranty claims	524
Change in provision for pre-existing warranty claims	136
Deduction for payments made	(1,559)
Currency translation adjustment	12
Balance - September 30, 2020	$2,195
Leases - As disclosed in Note 12, Leases, we lease office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2020, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2020 and 2019, we had no such guarantees.
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
Debt Payments - As disclosed in Note 14, Debt and Credit Facilities, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreements mature in 2023; no payments are due thereafter:

Year Ending December 31,
2020	$1,094
2021	$4,375
2022	$4,375
2023	$145,417
2024	$—
Thereafter	$—

14. Debt and Credit Facilities
Debt consisted of the following:

	September 30, 2020	December 31, 2019
Term loan and security agreement [1,2]	$150,400	$156,384
1.Presented in the Condensed Consolidated Balance Sheets as current portion of long-term debt of $2.4 million, net of current prepaid debt financing costs of $1.4 million and current original issue discount of $0.6 million; and long-term debt of $148.0 million, net of long-term prepaid debt financing costs of $2.1 million and long-term original issue discount $0.8 million as of September 30, 2020.
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
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility, maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”), the terms of which are described in Note 9, Debt in our 2019 Form 10-K. The unamortized deferred financing fees of $3.5 million and original issue discount of $1.4 million are netted against the aggregate book value of the outstanding debt resulting in a balance of $150.4 million as of September 30, 2020 and are being amortized over the remaining life of the agreement.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described below. We were in compliance with the covenants as of September 30, 2020.
Revolving Credit Facility
On September 18, 2019, the Company entered into an amendment of the Third Amended and Restated Loan and Security Agreement (the “Revolving Loan Agreement”), dated as of April 12, 2017, the terms of which are described in Note 9, Debt in our 2019 10-K and which governs the Company’s asset based revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 12, 2022.
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

At September 30, 2020 we did not have borrowings under the revolving credit facility, outstanding letters of credit were $1.6 million and we had availability of $72.6 million. The unamortized deferred financing fees associated with the revolving credit facility were $0.5 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively, and are being amortized over the remaining life of the agreement. At December 31, 2019, we did not have borrowings under the revolving credit facility; and we had outstanding letters of credit of $1.6 million.
The Revolving Loan Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 9, Debt in our 2019 Form 10-K and as described below. The Company was in compliance with all applicable covenants as of September 30, 2020.
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

In addition, amendments were made to certain restrictive covenants, the effect of which are to limit the Company's ability to incur additional debt, grant liens, repurchase the Company's stock and to issue dividends or make acquisitions. As amended, through September 30, 2021, loans outstanding under the Term Loan Agreement accrue interest at a per annum rate based on (at the Company's election) the Base Rate plus 9.50% or the LIBOR rate plus 10.50%. The Company has the option of setting aside the incremental 4.5% of interest accrual as Payment In Kind and adding to the outstanding principal balance. Commencing October 1, 2021, loans under the Term Loan Agreement will accrue interest at a per annum rate based on (at the Company's election) the Base Rate plus 5.00% or the LIBOR rate plus 6.00%. The Term Loan Agreement, as amended, includes a hard call premium on repayments of the term loans outstanding thereunder of 2% on amounts repaid through June 30, 2021 and 1% on amounts repaid through June 30, 2022, subject to certain exceptions.

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

15. Income Taxes
On July 20, 2020, the U.S. Treasury Department issued final regulations ("T.D. 9902") addressing the treatment of income earned by certain foreign corporations that are subject to a high rate of foreign income tax for purposes of the Global Intangible Low-Taxed Income ("GILTI") provisions of I.R.C. section 951A. Specifically, these regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their computation of GILTI on an elective basis ("High-Tax Exception"). Although the High-Tax Exception was effective July 23, 2020, taxpayers are allowed to apply the rule to the taxable years of their controlled foreign corporations beginning after December 31, 2017. During the period ended September 30, 2020, the Company recorded a $2.0 million U.S. federal income tax benefit for the impact of the High-Tax Exception which consisted of a $0.7 million tax benefit related to the current year-to-date period, a $0.5 million tax benefit related to the year ended December 31, 2019, and a $0.8 million tax benefit related to the year ended December 31, 2018.
We file federal income tax returns in the U.S. and income tax returns in various U.S. state and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2017. In our major foreign jurisdictions including China, Czech Republic, Mexico and the United Kingdom, our income tax filings are generally subject to examination for three to five years.
As of September 30, 2020 and December 31, 2019, the Company had $1.0 million, in unrecognized tax benefits related to U.S. federal, state and foreign jurisdictions which may impact our effective tax rate, if recognized. The domestic unrecognized tax benefits are netted against the related deferred tax assets. We accrue penalties and interest related to unrecognized tax benefits through income tax expense. Included in the unrecognized tax benefits is $0.4 million of interest and penalties as of September 30, 2020 and December 31, 2019. We are not aware of any events that could occur within the next twelve months that would have a material impact on the amount of unrecognized tax benefits.
At September 30, 2020, due to cumulative losses and other factors, we continue to carry valuation allowances against certain deferred tax assets, primarily in the United Kingdom and Luxembourg. Additionally, we continue to carry valuation allowances related to certain state deferred tax assets that we believe are more likely than not to expire before they can be utilized. We evaluate the need for valuation allowances in each of our jurisdictions on a quarterly basis.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. Although the Company continues to evaluate the new law, we do not expect either the U.S. or non-U.S. corporate income tax provisions of the CARES Act to have a material impact on our income tax (benefit) provision.

16. Segment Reporting
As disclosed in Note 12, Segment Reporting and Geographic Locations of our 2019 Form 10-K, following a strategic reorganization of our operations, our operating and reportable segments are Electrical Systems and Global Seating.
The following tables present segment revenues, gross profit, selling, general and administrative expenses, depreciation and amortization expense, impairment expense, operating income, capital expenditures and other items for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$120,723	$66,974	$—	$187,697
Intersegment Revenues	344	1,928	(2,272)	—
Total Revenues	$121,067	$68,902	$(2,272)	$187,697
Gross Profit	$16,118	$8,418	$(377)	$24,159
Selling, General & Administrative Expenses	3,166	3,517	7,725	14,408
Amortization Expense	729	129	—	858
Operating Income	$12,223	$4,772	$(8,102)	$8,893

Capital Expenditures, Depreciation Expense and Other Items:
Capital Expenditures	$1,418	$158	$28	$1,604
Depreciation Expense	$2,196	$1,109	$447	$3,752
Other Items [1]	$1,204	$335	$17	$1,556
1.Other Items include costs associated with restructuring activities, including employee severance and retention costs, and changes in contingent consideration.

	Three Months Ended September 30, 2019 (as restated)
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External Revenues	$129,710	$95,689	$—	$225,399
Intersegment Revenues	1,732	30	(1,762)	—
Total Revenues	$131,442	$95,719	$(1,762)	$225,399
Gross Profit	$17,134	$12,331	$(21)	$29,444
Selling, General & Administrative Expenses	4,030	5,044	8,457	17,531
Amortization Expense	303	134	—	437
Operating Income	$12,801	$7,153	$(8,478)	$11,476

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$3,847	$1,064	$661	$5,572
Depreciation Expense	$1,771	$1,041	$632	$3,444
1.The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for details.

	Nine Months Ended September 30, 2020
	Electrical System	Global Seating	Corporate/ Other	Total
Revenues
External Revenues	$305,389	$196,309	$—	$501,698
Intersegment Revenues	1,987	2,435	(4,422)	—
Total Revenues	$307,376	$198,744	$(4,422)	$501,698
Gross Profit	$28,208	$23,133	$(404)	$50,937
Selling, General & Administrative Expenses	13,696	11,992	21,803	47,491
Amortization Expense	2,188	387	—	2,575
Impairment Expense	23,415	4,809	793	29,017
Operating Income	$(11,091)	$5,945	$(23,000)	$(28,146)

Capital Expenditures, Depreciation Expense and Other Items:
Capital Expenditures	$3,936	$1,175	$394	$5,505
Depreciation Expense	$6,455	$3,234	$1,571	$11,260
Other Items [1]	$6,651	$1,012	$469	$8,132
1.Other Items include costs associated with restructuring activities, including employee severance and retention costs, changes in contingent consideration, building repairs, and costs to transfer equipment.

	Nine Months Ended September 30, 2019 (as restated)
	Electrical Systems [1]	Global Seating	Corporate/ Other [1]	Total
Revenues
External Revenues	$409,471	$302,282	$—	$711,753
Intersegment Revenues	7,529	2,774	(10,303)	—
Total Revenues	$417,000	$305,056	$(10,303)	$711,753
Gross Profit	$54,227	$40,797	$(55)	$94,969
Selling, General & Administrative Expenses	11,855	15,558	21,565	48,978
Amortization Expense	676	404	—	1,080
Operating Income	$41,696	$24,835	$(21,620)	$44,911

Capital Expenditures and Depreciation Expense:
Capital Expenditures	$13,267	$2,847	$2,274	$18,388
Depreciation Expense	$4,770	$3,186	$1,829	$9,785
1.The Company has adjusted certain prior period amounts for the restatement and immaterial corrections of error. See Note 3 Restatement of Previously Issued Consolidated Financial Statements for details.

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

The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2020		December 31, 2019
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$20,312	$19,897	$22,474	$22,939
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
On June 30, 2017, the Company entered into the Interest Rate Swap Agreement to fix the interest rate on an initial aggregate amount of $80.0 million of the senior secured term loan credit facility thereby reducing exposure to interest rate changes. The Interest Rate Swap Agreement has a rate floor of 2.07% and an all-in rate of 8.07% and a maturity date of April 30, 2022. As of September 30, 2020, the Interest Rate Swap Agreement was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in the Condensed Consolidated Statements of Operations.
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other non-current assets	$21	Other non-current assets	$—
Foreign exchange contracts	Other current assets	$94	Other current assets	$464
Interest rate swap agreement	Accrued liabilities	$1,127	Accrued liabilities	$150

	Derivative Liability
	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued liabilities	$530	Accrued liabilities	$—
Interest rate swap agreement	Accrued liabilities	$2,485	Accrued liabilities	$995

	Derivative Equity
	September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accumulated other comprehensive loss	$317	Accumulated other comprehensive loss	$464
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income		Amount of Gain (Loss) on Derivatives Recognized in Income
Foreign exchange contracts	Cost of Revenues	$(640)	$—	$(1,525)	$4
Interest rate swap agreement	Interest and Other Expense	$(2)	$(236)	$(1,026)	$(1,891)

18. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Ending balance, December 31, 2019	$(24,032)	464	$(22,382)	$(45,950)
Net current period change	(257)	—	—	(257)
Derivative instruments	—	(781)	—	(781)
Amortization of actuarial losses	—	—	(1,850)	(1,850)
Ending balance, September 30, 2020	$(24,289)	$(317)	$(24,232)	$(48,838)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Ending balance, December 31, 2018	$(22,847)	$496	$(25,120)	$(47,471)
Net current period change	(3,048)	—	—	(3,048)
Derivative instruments	—	(193)	—	(193)
Amortization of actuarial losses	—	—	(1,008)	(1,008)
Ending balance, September 30, 2019	$(25,895)	$303	$(26,128)	$(51,720)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(1,179)	$222	$(957)	$(2,284)	$434	$(1,850)
Derivative instruments	1,167	(274)	893	(878)	97	(781)
Cumulative translation adjustment	2,628	—	2,628	(257)	—	(257)
Total other comprehensive loss	$2,616	$(52)	$2,564	$(3,419)	$531	$(2,888)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(2,186)	$91	$(2,095)	$(380)	$(628)	$(1,008)
Derivative instruments	(515)	—	(515)	(193)	—	(193)
Cumulative translation adjustment	(3,388)	—	(3,388)	(3,048)	—	(3,048)
Total other comprehensive loss	$(6,089)	$91	$(5,998)	$(3,621)	$(628)	$(4,249)

19. Pension and Other Post-Retirement Benefit Plans
We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United States and United Kingdom. Each of the plans are frozen to new participants. Our practice is to make annual contributions to the plans to fund the minimum contributions as required by local regulations.

The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Interest cost	281	217	210	268
Expected return on plan assets	(519)	(470)	(277)	(268)
Amortization of prior service cost	2	23	151	12
Recognized actuarial loss	74	75	12	129
Net (benefit) cost	$(162)	$(155)	$96	$141

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Nine months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest cost	843	1,107	618	831
Expected return on plan assets	(1,556)	(1,794)	(806)	(834)
Amortization of prior service cost	5	2,517	437	36
Recognized actuarial loss	223	262	36	397
Net (benefit) cost	$(485)	$2,092	$285	$430

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in interest and other expense within the Condensed Consolidated Statements of Operations.
We expect to contribute $1.0 million to our pension and other post-retirement benefit plans in 2020. As of September 30, 2020, contributions totaling $0.7 million have been made.

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

The contingent milestone payments are payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The estimate of $4.7 million was recorded within other long-term liabilities in the

Condensed Consolidated Balance Sheet as of September 30, 2019. The total undiscounted contingent milestone payments is estimated at $10.8 million and the fair value is $8.8 million as of September 30, 2020.

The Agreement contains customary indemnification provisions and provided for the establishment of an escrow fund of $3.0 million of the purchase price to secure indemnification claims by CVG FSE for an 18-month period. The Company is a party to the Agreement solely as a guarantor of CVG FSE’s payment obligations.

The FSE Acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of FSE have been recorded at their respective fair values. The Company has completed its assessment of fair values of assets acquired and liabilities assumed, and the final amounts are reflected in the table below. The purchase price associated with the FSE Acquisition exceeded the preliminary fair value of the net assets acquired by approximately $19.8 million. This reflects an increase of $2.2 million from the initial valuation as of September 30, 2019. A final adjustment to the purchase price was made in the three months ended March 31, 2020 reducing goodwill by $0.5 million. The excess purchase price over net assets acquired is recorded as goodwill and was determined as follows:

Initial cash paid, net of working capital adjustment	$34,000
Purchase price adjustment	(537)
Contingent consideration at fair value	4,700
Total consideration	$38,163
Net assets at fair value	18,335
Excess of total consideration over net assets acquired	$19,828

In the first quarter of 2020, pursuant to the asset purchase agreement a final adjustment resulted in a $0.5 million reduction in the initial consideration paid and goodwill. The valuation is final as of March 31, 2020. The allocation of the fair value of the assets acquired and liabilities assumed, at acquisition and as adjusted for the final adjustment at September 30, 2020, were as follows:

	Preliminary Purchase Price Allocation	Adjustment	Final Purchase Price Allocation
Net working capital	$2,856	$—	$2,856
Property, plant and equipment	503	—	503
Other long-term assets	1,650	—	1,650
Definite-lived intangible assets	14,500	—	14,500
Goodwill [1]	20,365	(537)	19,828
Other long-term liabilities	(1,174)	—	(1,174)
Total consideration	$38,700	$(537)	$38,163

1.As disclosed in Note 11, Goodwill and Intangible Assets, the full value of the Company's goodwill was impaired during the three months ended March 31, 2020.

21. Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, in 2020 the Company began implementing additional cost reduction initiatives and further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic ("the 2020 Initiatives"). These actions are expected to continue through 2020 and into 2021. The Restructuring Initiatives and 2020 Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities, and expansion of production footprint to manufacture warehouse automation subsystems.

The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2019	$1,276	$102	$947	$2,325
New Charges	2,690	1,012	469	4,171
Payments and Other Adjustments	(3,422)	(879)	(1,057)	(5,358)
September 30, 2020	$544	$235	$359	$1,138
Of the $4.2 million costs incurred in the nine months ended September 30, 2020, $3.3 million primarily related to headcount reductions and $0.9 million related to facility exit and other costs. Of the $4.2 million costs incurred, $3.2 million was recorded in cost of revenues and $1.0 million was recorded in selling, general and administrative expenses.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K.

Company Overview

CVG (through its subsidiaries) is a diversified industrial company and leading supplier of seating systems, warehouse automation subsystems, wire harnesses, plastic parts, and mechanical assemblies for many markets including the following: trucking, construction, retail, military, bus, agricultural, and off-road recreational markets.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We are primarily a manufacturer of low volume, customized products on a sequenced basis to meet the requirements of our customers. We believe our trucking products are used by a majority of the North American Commercial Truck markets, many construction vehicle original equipment manufacturers (“OEMs”), and many of the top e-commerce retailers.

Business Overview

For the nine months ended September 30, 2020, 34.9% of our revenue was generated from sales to North American Commercial Truck OEMs and 16.7% from sales to OEMs in the global construction equipment market. Our remaining revenue was primarily derived from warehouse automation subsystems and sales to the aftermarket, OE service organizations, industrial, military and specialty markets.
We are having success with our strategy to diversify our end markets by growing in the warehouse automation market, and military end markets, primarily through business expansion enhanced by the FSE acquisition. These markets offer high growth rates and provide a balance to our traditional, cyclical end markets.
Commercial Trends
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
We generally compete for new business at the beginning of the development of a new vehicle platform and upon the redesign of existing programs. New platform development generally begins one to three years before the marketing of such models by our customers. Contract durations for commercial vehicle products generally extend for the entire life of the platform. Truck OEMs routinely upgrade their product platforms for aesthetics, electronic improvements, comfort improvements, energy efficiency, safety improvements, and feature enhancements. Additionally, there are new entrants to the global truck market that are focused on Electric Vehicle and low carbon emission product offerings. The Company competes to retain its existing positions on platforms that are getting refreshed, competitively win new positions on platforms on which it is not the incumbent supplier, and gain first mover positions on new Electric Vehicle platforms. The global truck market is evolving to include many offerings aimed at low emissions and less impact on the environment. The Company has a targeted growth plan that it is pursuing to grow the Company.
In general, demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. North American heavy-duty truck production was 345,000 units in 2019. According to the October 2020 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to be at 206,000 units in 2020, steadily increase to 278,000 in 2021, then increase to 321,000 in 2023 and then decline to 281,000 units in 2025. ACT Research estimated that the average age of active North American Class 8 trucks was 11 and 11.2 years in 2019 and 2018, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production steadily increased from 249,000 units in 2017 to 281,000 units in 2019. According to the October 2020 report by ACT Research, North American Class 5-7 truck production is expected to decrease to 223,000 units in 2020, decrease to 218,000 in 2021, then increase to 280,000 in 2023, and decrease to 274,000 units in 2025. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
Warehouse Automation Subsystems
Demand for our warehouse automation subsystems is derived by expansion of supply chain infrastructures to accommodate increased customer orders in e-commerce. As the percentage of products ordered on-line increases, the delivery mechanisms must expand and increase output. CVG provides subsystems that are placed into warehouses and material handling systems. RoboticsBusinessReview.com suggests growth rates for warehouse automation greater than 20% through 2022.
Construction Equipment
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
Coronavirus
The global spread of the novel strain of coronavirus ("COVID-19") that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak has caused, and are continuing to cause, significant volatility, uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures consistent with applicable government and public health guidelines. Specifically, in the United States, most states placed restrictions on business operations and issued stay-at-home orders for residents beginning in late March and early April. Although most of these restrictions were eased or lifted throughout the country, COVID-19 continues to spread and the upcoming winter months and the convergence with the traditional cold and flu season may trigger additional local and regional restrictions. Business operations remain challenging, and unemployment is at historically high levels. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. Continued impact on the Company's business, sales and results of operations from the COVID-19 pandemic may also result in additional valuation allowances being recorded against our deferred tax assets. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on future developments, including the severity and duration of the pandemic and its overall impact on the economy. Throughout 2020, the impact of the pandemic has been uneven across our global footprint based on local and regional outbreaks. Future waves may have a greater or lesser impact than the first wave, depending on the location of such breakouts and the response of the local government. We continue to proactively monitor, assess and minimize disruptions and delays in production and take reasonable measures to protect our workforce.
Business Actions During COVID-19
In March 2020, we began implementing certain business continuity processes focused on maintaining  productivity and service levels while prioritizing the health, welfare and safety of our employees and customers. These processes include: employee education or respiratory etiquette and personal hygiene protocols, the enforcement of social distancing; restrictions via physical and visual barriers; enhanced cleaning and disinfecting measures; distribution of disposable and washable face masks to employees throughout the Company; quarantining protocols, eliminating non-essential travel; replacing internal and external group meetings with video or teleconferences; temporary remote work arrangements for certain personnel; flexed schedules for onsite personnel; daily self-monitoring or onsite temperature scanning for personnel working on-site; health screening procedures for critical customer visitors; the installation of hands free faucets and touch free sanitizer dispensers in many facilities; enhanced hygiene and distancing protocols for all Company provided transportation and food services; and the enforcement of social distancing protocols via visual and physical plexiglass barriers as recommended by the Centers for Disease Control and Prevention and other public health organizations within our geographic footprint.
In March 2020, the Company borrowed $15 million on its revolving credit facility as a proactive measure to preserve financial flexibility in consideration of general economic and financial market uncertainty resulting from the COVID-19 pandemic. In September 2020, the Company repaid the $15 million outstanding balance under the revolving credit facility.
In the three months ended June 30, 2020, we amended our Term Loan Facility and Revolving Credit Facility. The Term Loan Facility amendment temporarily suspends the leverage ratio covenant through the fiscal quarter ending December 31, 2020, and resets the leverage ratio covenant levels for quarterly periods ended March 31, 2021 through September 30, 2021, before returning to original leverage ratio covenant for the quarterly period ended on December 31, 2021. The amendment also temporarily adds a new minimum consolidated liquidity covenant of $40 million for the quarters ended June 30, 2020 through September 30, 2021, and amends certain restrictive covenants limiting the Company’s ability to incur additional debt, grant liens, repurchase the Company’s stock and to issue dividends or make investments. The amendment increases the ability of the company to restructure its operations. The maturity date remains unchanged. In September 2020, the Company paid an additional $5.0 million of principal on the Term Loan Facility.
The Revolving Credit Facility amends the terms of the revolving loan agreement to align certain of the restrictive covenants with the restrictive covenants in the Term Loan Agreement, as amended.
In late March 2020, the Company took action to right-size the business and working capital profile to protect profit margin and liquidity levels. We implemented a comprehensive program of cost reduction initiatives and manufacturing capacity rationalization initiatives. These actions are expected to continue through 2020 and into 2021. Actions included headcount reductions, reduction in recurring consulting expenses, reprioritization and decrease in capital spending and reduction in sales and marketing expenses. Additionally, the Company eliminated its Corporate Business Development, Aviation, Quality, Procurement and Operating Excellence departments. The Company also implemented other temporary measures including pay reductions, plant shutdowns, furloughs, elimination of most annual incentive pay, suspension of the employer 401(k) match, and reduction in non-essential travel in an effort to mitigate the future risk of uncertainty. We believe these purposeful actions will permanently lower the Company’s cost structure and preserve core growth initiatives.
In September 2020, the Company announced it was relaxing certain temporary measures, specifically temporary pay reductions.

Long-Term Strategy

The Company's long-term organic strategy is to grow revenue by product, geography and end market diversification. Our products include seating systems, warehouse automation subsystems, wire harnesses, plastic parts, mechanical assemblies, mirrors, wipers and cab structures. We intend to allocate resources to implement our strategy. Additionally, we have a long-term strategy to globally optimize our cost structure through manufacturing process enhancements, low cost footprint and global sourcing. We periodically evaluate our long-term strategy and may adjust the strategy in response to changes in our business environment and other factors.

We are also supplementing our organic strategy by considering acquisitions, subject to limitations in our credit facilities, and divestitures to strengthen our comprehensive positions, open new markets and customers, enhance return to our stockholders and service to customers. The Company completed the acquisition of FSE in September 2019. This strategic acquisition improves our ability to participate in the growth of eCommerce and manufacturing of complicated mechanical assemblies. This acquisition provides new customer relationships, and provides us with an opportunity to leverage our global footprint and to increase cross-selling opportunities.

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$187,697	$225,399	$(37,702)	(16.7)%
Gross Profit	$24,159	$29,444	$(5,285)	(17.9)%
Selling, General and Administrative Expenses	$14,408	$17,531	$(3,123)	(17.8)%
Interest and Other Expense	$5,674	$3,800	$1,874	49.3%
(Benefit) Provision for Income Taxes	$(959)	$496	$(1,455)	(293.3)%
Net Income	$4,178	$7,180	$(3,002)	(41.8)%
Revenues. The decrease in consolidated revenues resulted from:

•a $43.3 million, or 38.6%, decrease in OEM North American MD/HD Truck revenues;
•a $24.9 million, or 333.5%, increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $12.4 million, or 31.2%, decrease in OEM construction equipment revenues;
•a $6.8 million, or 21.2%, decrease in aftermarket and OES revenues; and
•a $0.1 million, or 0.5%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the third quarter of 2020 were primarily a result of the COVID-19 pandemic. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Third quarter 2020 revenues were favorably impacted by foreign currency exchange translation of $1.0 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $32.4 million, or 16.5%, as a result of a decrease in raw material and purchased component costs of $20.5 million, or 16.1%; a decrease in wages and benefits of $3.8 million, or 21.4%; and a decrease in overhead expenses of $8.2 million, or 15.9%.  Commodity and other material costs, as well as difficult labor markets, have stabilized, but management cannot predict whether the COVID-19 pandemic will adversely impact these costs in future periods. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. The Restructuring Initiatives consist primarily of headcount reductions in each segment and at corporate. In addition, the Company implemented a series of temporary reductions that were in place through September 30, 2020, including pay reductions, furloughs, suspension of the employer 401(k) match, and reductions in discretionary spending ("Temporary Actions"). On September 22, 2020, the Company announced that certain temporary actions were being halted, specifically temporary pay reductions. Certain other temporary actions remain in effect. Third quarter 2020 cost of revenues benefited from the initiatives that began in 2019 and the Temporary Actions. The third quarter results include charges of $1.0 million associated with ongoing Restructuring Initiatives. As a percentage of revenues, gross profit margin was 12.9% for the three months ended September 30, 2020 compared to 13.1% for the three months ended September 30, 2019.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses decreased $3.1 million compared to the three months ended September 30, 2019. Before giving effect to certain charges, SG&A expenses were reduced by $5.3 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $0.5 million charge for future milestone payments related to the performance of the FSE business, a $1.1 million charge related to the abandonment of the R&D building and charges of $0.5 million associated with the 2019 restatement investigation completed in the first quarter of 2020 that resulted in the restatement of the Company's 2018 and quarterly 2019 financial statements.
Interest and Other Expense. Interest associated with our debt, and other expense was $5.7 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively. The increase in interest and other expense primarily related to a $1.8 million Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020 and unfavorable change in foreign exchange translation adjustments of $0.3 million, offset by favorable change in interest rate swap adjustments of $0.2 million.
(Benefit) Provision for Income Taxes. An income tax benefit of $1.0 million and an income tax provision of $0.5 million were recorded for the three months ended September 30, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to a $4.5 million decrease in pre-tax income versus the prior year period. The period over period change was also impacted by a $2.0 million income tax benefit recorded in the current period for the impact of the below discussed high-tax exception to Global Intangible Low-Taxed Income ("GILTI"), offset by a smaller income tax benefit for period-specific tax adjustments recorded in the current versus prior year period.
On July 20, 2020, the U.S. Treasury Department issued final regulations ("T.D. 9902") addressing the treatment of income earned by certain foreign corporations that are subject to a high rate of foreign income tax for purposes of the GILTI provisions of I.R.C. section 951A. Specifically, these regulations allow taxpayers to exclude certain high-taxed income of a controlled foreign corporation from their computation of GILTI on an elective basis ("High-Tax Exception"). Although the High-Tax Exception was effective July 23, 2020, taxpayers are allowed to apply the rule to the taxable years of their controlled foreign corporations beginning after December 31, 2017. During the three months ended September 30, 2020, the Company recorded a $2.0 million U.S. federal income tax benefit for the impact of the High-Tax Exception which consisted of a $0.7 million tax benefit related to the current year-to-date period, a $0.5 million tax benefit related to the year ended December 31, 2019, and a $0.8 million tax benefit related to the year ended December 31, 2018.
Net Income. Net income was $4.2 million for the three months ended September 30, 2020 compared to $7.2 million for the three months ended September 30, 2019. The decrease in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The table below sets forth certain Electrical Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$121,067	$131,442	$(10,375)	(7.9)%
Gross Profit	$16,118	$17,134	$(1,016)	(5.9)%
Selling, General & Administrative Expenses	$3,166	$4,030	$(864)	(21.4)%
Operating Income	$12,223	$12,801	$(578)	(4.5)%
Revenues. The decrease in Electrical System Segment revenues resulted from:

•a $22.6 million, or 33.1%, decrease in OEM North American MD/HD Truck revenues;
•a $23.3 million, or 312.6% increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $7.9 million, or 36.5%, decrease in OEM construction equipment revenues;
•a $2.6 million, or 21.2% decrease in aftermarket and OES revenue; and
•a $0.5 million, or 2.2%, decrease in other revenues.
The acquisition of FSE and growth of warehouse automation subsystems revenue were driven by e-commerce demand and expansion of parcel handling facilities. This growth was more than offset by sharp declines in sales in North American construction equipment markets.

While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the third quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Electrical System Segment revenues were favorably impacted by foreign currency exchange translation of $0.4 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit was primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $9.4 million, or 8.2%, as a result of a decrease in raw material and purchased component costs of $3.6 million, or 4.9%; a decrease in wages and benefits of $1.8 million, or 15.9%; and a decrease in overhead expenses of $4.0 million, or 13.2%. Third quarter 2020 cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The third quarter results include charges of $0.7 million associated with ongoing Restructuring Initiatives. As a percentage of revenues, gross profit margin was 13.3% for the three months ended September 30, 2020 compared to 13.0% for the three months ended September 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.9 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily as a result of the decrease in revenues and cost reductions as a result of the Restructuring Initiatives and other reductions in costs. Before giving effect to certain charges, SG&A expenses reduced by $1.4 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $0.5 million charge for milestone payments related to the performance of the FSE business.
Global Seating Segment Results
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The table below sets forth certain Global Seating Segment operating data for the three months ended September 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$68,902	$95,719	$(26,817)	(28.0)%
Gross Profit	$8,418	$12,331	$(3,913)	(31.7)%
Selling, General & Administrative Expenses	$3,517	$5,044	$(1,527)	(30.3)%
Operating Income	$4,772	$7,153	$(2,381)	(33.3)%
Revenues. The decrease in Global Seating Segment revenues resulted from:

•a $20.7 million, or 47.2%, decrease in OEM North American MD/HD Truck revenues;
•a $4.5 million, or 24.8%, decrease in OEM construction equipment revenues;
•a $4.2 million, or 21.1%, decrease in aftermarket and OES sales; and
•a $2.6 million, or 17.4%, increase in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the third quarter of 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. Global Seating Segment revenues were favorably impacted by foreign currency exchange translation of $0.6 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $22.9 million, or 27.5%, as a result of a decrease in raw material and purchased component costs of $16.4 million, or 29.3%; a decrease in wages and benefits of $2.0 million, or 30.6%; and a decrease in overhead expenses of $4.4 million, or 21.4%. Third quarter 2020 cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The third quarter results include charges of $0.3 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 12.2% for the three months ended September 30, 2020 compared to 12.9% for the three months ended September 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses decreased $1.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $1.4 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic.

Consolidated Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The table below sets forth certain consolidated operating data for the nine months ended September 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$501,698	$711,753	$(210,055)	(29.5)%
Gross Profit	$50,937	$94,969	$(44,032)	(46.4)%
Selling, General and Administrative Expenses	$47,491	$48,978	$(1,487)	(3.0)%
Impairment Expense	$29,017	$—	$29,017	100.0%
Interest and Other Expense	$16,142	$15,686	$456	2.9%
(Benefit) Provision for Income Taxes	$(11,375)	$5,913	$(17,288)	(292.4)%
Net (Loss) Income	$(32,913)	$23,312	$(56,225)	(241.2)%
Revenues. The decrease in consolidated revenues resulted from:

•a $182.7 million, or 51.1%, decrease in OEM North American MD/HD Truck revenues;
•a $58.7 million, or 340.0%, increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $45.7 million, or 35.3%, decrease in OEM construction equipment revenues;
•a $24.4 million, or 24.2%, decrease in aftermarket and OES revenues; and
•a $16.0 million, or 15.0%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the nine months ended September 30, 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Revenues were adversely impacted by foreign currency exchange translation of $2.1 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $166.0 million, or 26.9%, as a result of an decrease in raw material and purchased component costs of $115.9 million, or 29.0%; a decrease in wages and benefits of $16.3 million, or 29.0%; and a decrease in overhead expenses of $33.9 million, or 21.0%.  Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The nine months ended September 30, 2020 results include charges of $3.2 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 10.2% for the nine months ended September 30, 2020 compared to 13.3% for the nine months ended September 30, 2019.
Selling, General and Administrative Expenses. SG&A expenses increased $1.5 million compared to the nine months ended September 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $13.4 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $4.1 million charge for future milestone payments related to the performance of the FSE business, a $1.1 million charge related to the abandonment of the R&D building, charges of $1.0 million associated with ongoing restructuring initiatives, charges of $3.3 million associated with the 2018 and quarterly 2019 financial statements restatement investigation that resulted in the restatement of the Company’s financial statements and $2.3 million in costs associated with the CEO transition.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $27.1 million impairment of goodwill for the nine months ended September 30, 2020. Additionally, the Company determined it had and impairment indicator of long-lived assets due to market conditions resulting in an impairment of $1.9 million for the nine months ended September 30, 2020.

Interest and Other Expense. Interest associated with our debt, and other expense was $16.1 million and $15.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest and other expense primarily related to a $3.6 million Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020 and unfavorable change in foreign exchange translation adjustments and amortization of deferred financing fees of $1.6 million. The offset to this increase is primarily attributable to the prior year $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. pension plan, which reduced future financial risk associated with the U.S. Pension Plan and contributed to an improvement in funded status to approximately 100%. Additionally in the third quarter of 2020, the Company incurred lower interest expense of $1.2 million due to lower interest rates and had a favorable interest rate swap adjustments of $0.9 million.
(Benefit) Provision for Income Taxes. An income tax benefit of $11.4 million and an income tax provision of $5.9 million were recorded for the nine months ended September 30, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to the $44.3 million pre-tax loss sustained in the current period versus the $29.2 million pre-tax income generated in the prior year period. The period over period change was also favorably impacted by a $2.0 million income tax benefit recorded in the current period for the impact of GILTI, offset by a smaller income tax benefit for period-specific tax adjustments recorded in the current versus prior year period.
During the nine months ended September 30, 2020, the Company recorded a $2.0 million U.S. federal income tax benefit for the impact of the High-Tax Exception which consisted of a $0.7 million tax benefit related to the current year-to-date period, a $0.5 million tax benefit related to the year ended December 31, 2019, and a $0.8 million tax benefit related to the year ended December 31, 2018.
Net (Loss) Income. Net loss was $32.9 million for the nine months ended September 30, 2020 compared to $23.3 million net income for the nine months ended September 30, 2019. The decrease in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The table below sets forth certain Electrical Systems Segment operating data for the nine months ended September 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$307,376	$417,000	$(109,624)	(26.3)%
Gross Profit	$28,208	$54,227	$(26,019)	(48.0)%
Selling, General & Administrative Expenses	$13,696	$11,855	$1,841	15.5%
Impairment Expense	$23,415	$—	$23,415	100.0%
Operating (Loss) Income	$(11,091)	$41,696	$(52,787)	(126.6)%
Revenues. The decrease in Electrical System Segment revenues resulted from:

•a $112.4 million, or 51.1%, decrease in OEM North American MD/HD Truck revenues;
•a $57.1 million, or 340.0% increase in industrial and military revenues primarily attributable to the FSE acquisition;
•a $26.0 million, or 35.3%, decrease in OEM construction equipment revenues;
•a $11.5 million, or 24.2%, decrease in aftermarket and OES revenues; and
•a $16.8 million, or 15.0%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the nine months ended September 30, 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Electrical System Segment revenues were adversely impacted by foreign currency exchange translation of $0.7 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit was primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $83.6 million, or 23.0%, as a result of a decrease in raw material and purchased component costs of $56.7 million, or 24.5%; a decrease in wages and benefits of $8.5 million, or 24.1%; and a decrease in overhead expenses of $18.4 million, or 19.1%. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The nine months ended September 30, 2020 results include charges of $2.3 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 9.2% for the nine months ended September 30, 2020 compared to 13.0% for the nine months ended September 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.8 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $2.6 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were offset by a $4.1 million charge for future milestone payments related to the performance of the FSE business and charges of $0.4 million associated with ongoing restructuring initiatives,
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the nine months ended September 30, 2020.
Global Seating Segment Results
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The table below sets forth certain Global Seating Segment operating data for the nine months ended September 30 (dollars are in thousands):

	2020	2019 (as restated)	$ Change	% Change
Revenues	$198,744	$305,056	$(106,312)	(34.8)%
Gross Profit	$23,133	$40,797	$(17,664)	(43.3)%
Selling, General & Administrative Expenses	$11,992	$15,558	$(3,566)	(22.9)%
Impairment Expense	$4,809	$—	$4,809	100.0%
Operating Income	$5,945	$24,835	$(18,890)	(76.1)%
Revenues. The decrease in Global Seating Segment revenues resulted from:

•a $70.3 million, or 51.0%, decrease in OEM North American MD/HD Truck revenues;
•a $19.6 million, or 31.4%, decrease in OEM construction equipment revenues;
•a $12.9 million, or 21.3%, decrease in aftermarket and OES revenue; and
•a $3.6 million, or 8.0%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the nine months ended September 30, 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. Global Seating Segment revenues were adversely impacted by foreign currency exchange translation of $1.4 million, which is reflected in the change in revenues above.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $88.6 million, or 33.5%, as a result of an decrease in raw material and purchased component costs of $65.1 million, or 36.4%; a decrease in wages and benefits of $7.8 million, or 37.2%; and a decrease in overhead expenses of $15.7 million, or 24.5%. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The nine months ended September 30, 2020 results include charges of $0.8 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit margin was 11.6% for the nine months ended September 30, 2020 compared to 13.4% for the nine months ended September 30, 2019.

Selling, General and Administrative Expenses.  SG&A expenses decreased $3.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Before giving effect to certain charges, SG&A expenses reduced by $3.8 million due the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were partially offset by charges of $0.2 million associated with ongoing restructuring initiatives.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator. Accordingly, we recognized a $4.8 million impairment of goodwill for the nine months ended September 30, 2020.

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

In the first quarter of 2020 we determined we had an impairment indicator specific to goodwill. As a result, we impaired the full value of our goodwill, $27.1 million. We also recorded impairments of long-lived assets of $1.9 million based on certain other impairment indicators for the nine months ended September 30, 2020. We are not aware of other specific events or circumstances that would require updates to our estimates or judgments or require us to revise the carrying value of our long-lived assets, including property, plant and equipment and definite-lived intangible assets as of September 30, 2020 or November 9, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no other significant changes in our critical accounting estimates during the nine months ended September 30, 2020 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2019 Form 10-K and Q2 2020 Form 10-Q.

Liquidity and Capital Resources

The Company borrowed and repaid $15.0 million under its revolving credit facility during the nine months ended September 30, 2020. In September 2020, the Company paid an additional $5.0 million of principal on the Term Loan Facility. At September 30, 2020, the Company had liquidity of $126.2 million; $53.6 million of cash and $72.6 million of availability from the revolving credit facility. We intend to allocate resources consistent with the following priorities: (1) to provide liquidity; (2) to invest in growth; and (3) to reduce debt.

Cash Flows

Our primary sources of liquidity during the nine months ended September 30, 2020 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. As of September 30, 2020, we had no outstanding borrowings under our revolving credit facility and had borrowing availability of $72.6 million.

For the nine months ended September 30, 2020, net cash provided by operating activities was $30.8 million compared to $28.5 million for the nine months ended September 30, 2019. The improvement in net cash provided by operating activities is primarily attributable to the reduction in working capital associated with the sales declines in the nine months ended September 30, 2020 as compared to the to the prior year period. The cash generated by the working capital reduction was partially offset by the net loss in the current period compared to net income in the prior year period.
For the nine months ended September 30, 2020, net cash used in investing activities was $5.5 million compared to $52.7 million for the nine months ended September 30, 2019. The decrease in investing activity is primarily due to the FSE Acquisition for $34.0 million completed within three months ended September 30, 2019. In 2020, we expect capital expenditures to be in the range of $8 to $12 million.
For the nine months ended September 30, 2020, net cash provided by financing activities was $11.2 million compared to net cash used in financing activities of $6.7 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 is attributable to additional repayment of $5.0 million of the senior secured term loan credit facility. Net cash used in financing activities for the nine months ended September 30, 2019 is attributable to repayments of the senior secured term loan credit facility, including an excess cash flow payment on the facility.

As of September 30, 2020, cash of $45.7 million was held by foreign subsidiaries. The Company plans to repatriate between $7.0 million and $9.0 million from its foreign subsidiaries and a deferred tax liability of $0.8 million has been accrued for the expected future income tax implications.

Debt and Credit Facilities

The debt and credit facilities descriptions in Note 14, Debt and Credit Facilities of the "Notes to Condensed Consolidated Financial Statements" are incorporated in this section by reference. On May 11, 2020, the Company entered into Amendment No. 1 of the TLS Agreement and Amendment No. 2 to the Revolving Credit Facility, the terms of which are discussed in Note 14.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 14, Debt and Credit Facilities, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months as amended in accordance with Note 14, Debt and Credit Facilities; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.
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

Forward-Looking Statements

All statements, other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements which speak only as of the date the statements were made. When used in this Form 10-Q, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Part II, Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. In particular, this Form 10-Q may contain forward-looking statements about Company expectations for future periods with respect to its plans to improve financial results and enhance the Company, the future of the Company’s end markets, including the short-term and long-term impact of the COVID-19 pandemic on our business, including the impact on Class 8 and Class 5-7 North America truck build rates and performance of the global construction equipment business, expected cost savings, the Company’s initiatives to address customer needs, organic growth, the Company’s plans to focus on certain segments and markets and the Company’s financial position or other financial information. These statements are based on certain assumptions that the Company has made in light of its experience as well as its perspective on historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Actual results may differ materially from the anticipated results because of certain risks and uncertainties, including but not limited to: (i) a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements; (ii) future financial restatements affecting the company; (iii) general economic or business conditions affecting the markets in which the Company serves; (iv) the Company's ability to develop or successfully introduce new products; (v) risks associated with conducting business in foreign countries and currencies; (vi) increased competition in the medium- and heavy-duty truck markets, construction, agriculture, aftermarket, military, bus and other markets; (vii) the Company’s failure to complete or successfully integrate strategic acquisitions and the impact of such acquisitions on business relationships; (viii) the Company’s ability to recognize synergies from the reorganization of the segments; (ix) the Company’s failure to successfully manage any divestitures; (x) the impact of changes in governmental regulations on the Company's customers or on its business; (xi) the loss of business from a major customer, a collection of smaller customers or the discontinuation of particular commercial vehicle platforms; (xii) the Company’s ability to obtain future financing due to changes in the lending markets or its financial position; (xiii) the Company’s ability to comply with the financial covenants in its debt facilities; (xiv) fluctuation in interest rates or change in the reference interest rate relating to the Company’s debt facilities; (xv) the Company’s ability to realize the benefits of its cost reduction and strategic initiatives and address rising labor and material costs; (xvi) volatility and cyclicality in the commercial vehicle market adversely affecting us, including the impact of the current COVID-19 pandemic; (xvii) the geographic profile of our taxable income and changes in valuation of our deferred tax assets and liabilities impacting our effective tax rate; (xviii) changes to domestic manufacturing initiatives; (xix) implementation of tax or other changes, by the United States or other international jurisdictions, related to products manufactured in one or more jurisdictions where the Company does business (xx) security breaches and other disruptions that could compromise our information systems; (xxi) the impact of disruptions in our supply chain or delivery chains; (xxii) litigation against us; (xxiii) the impact of health epidemics or widespread outbreak of contagious disease; and (xxiv) various other risks as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2019 and the Company's filings with the SEC. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based upon the disclosure controls evaluation and because the material weaknesses in our internal control over financial reporting identified at December 31, 2019, and discussed below under “Changes in Internal Control over Financial Reporting,” have not been remediated, our CEO and CFO have concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

As disclosed in our 2019 10-K, management identified material weaknesses due to an ineffective risk management process that resulted in ineffectively designed controls over balance sheet account reconciliations and review of manual journal entries.

The Company developed a remediation plan which includes, but is not limited to, an assessment of the Company’s processes and controls over balance sheet account reconciliations, manual journal entries and risk assessment. In the first quarter of 2020 and continuing into the second and third quarter of 2020, management has undertaken such measures as deemed necessary, including:

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

5)identified opportunities to automate manual processes to further reduce risk of error; and

6)established and completed an enhanced fraud risk assessment process with the assistance of external advisors.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As we continue to evaluate and implement our plan to remediate the material weaknesses during 2020, management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

ITEM 1         Legal Proceedings

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, including the risk factors below, and the risk factors discussed in "Risk Factors" and other risks discussed in our 2019 Form 10-K and our filings with the SEC since December 31, 2019 including our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2020 and June 30, 2020. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable.

ITEM 6    Exhibits

31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.
31.2	302 Certification by Christopher H. Bohnert, Chief Financial Officer and Chief Accounting Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 9, 2020	By	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)