Form 10-K
period 2020-12-31
Commercial Vehicle Group, Inc.
filed 2021-03-09
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
    Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2020, was $89,548,583.
As of March 9, 2021, 32,513,068 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 20, 2021 (the “2021 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”,“us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our financial condition and results of operations will be materially adversely affected by the coronavirus pandemic; (ii) volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition; (iii) material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock; (iv) our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects; (v) volatility and cyclicality in the commercial vehicle market could adversely affect us; (vi) we may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected; (vii) we may be unable to complete strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions; (viii) circumstances associated with our acquisition and divestiture strategy could adversely affect our results of operations and financial condition; (ix) our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues; (x) our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected; (xi) our major OEM customers may exert significant influence over us; (xii) we are subject to certain risks associated with our foreign operations; (xiii) the U.K.’s exit from the European Union (EU) could materially and adversely impact our results of operations, financial condition and cash flows; (xiv) we are subject to certain risks associated with our Mexican operations; (xv) decreased availability or increased costs of materials could increase our costs of producing our products; (xvi) we have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized; (xvii) our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results; (xviii) we may be unable to successfully introduce new products and, as a result, our business, and financial condition and results of operations could be materially and adversely affected (xix) we could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production; (xx) if we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be materially and adversely affected; (xxi) we may be adversely impacted by labor strikes, work stoppages and other matters; (xxii) our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary; (xxiii) our inability to successfully achieve operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings; (xxiv) the geographic profile of our taxable income could adversely impact our tax provision and therefore our results of operations; (xxv) exposure to currency exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could materially impact our results of operations; (xxvi) we have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights and our operations could be limited by the rights of others; (xxvii) our products may be susceptible to claims by third parties that our products infringe upon their proprietary rights; (xxviii) we may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources; (xxix) our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our financial condition and results of operations; (xxx) the agreement governing our senior secured revolving credit facility and the agreement governing our senior secured term loan credit facility contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our
ii

business, results of operations and liquidity could be materially and adversely affected; (xxxi) our indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness; (xxxii) the transition away from LIBOR may adversely affect our cost to obtain financing and may negatively impact our interest rate swap agreements; (xxxiii) our operating results, revenues and expenses may fluctuate significantly from quarter-to-quarter or year-to-year, which could have an adverse effect on the market price of our common stock; (xxxiv) our common stock has historically had a low trading volume with limited analyst coverage and, as a result, any sale of a significant number of shares may depress the trading price of our stock; stockholders may be unable to sell their shares above the purchase price; (xxxv) provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock; (xxxvi) security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer; and (xxxvii) we face risks related to health epidemics that could impact our sales and operating results. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

iii

PART I
Item 1.    Business
COMPANY OVERVIEW

CVG is a global provider of components and assemblies into two primary end markets – the global vehicle market and the U.S. technology integrator markets. The company provides components and assemblies to global vehicle companies to build original equipment and provides aftermarket products for fleet owners. The company also provides mechanical assemblies to warehouse automation integrators and to U.S. military technology integrators.
Our Long-term Strategy
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
We manage our business in two segments: Electrical Systems and Global Seating. Each of these segments offer various products which are sold into various end markets. Certain of our facilities manufacture and sell products through both of our business segments. Each manufacturing facility that sells products through both segments is reflected in the financial results of the segment that has the greatest amount of revenues from that manufacturing facility. The products produced by each of our segments are more specifically described below.

The Electrical Systems segment designs, manufactures and sells the following products:

•Electrical systems, electrical wire harnesses, electro-mechanical assemblies for warehouses, electro-mechanical cable assemblies for the construction, agricultural, industrial, automotive, truck, mining, rail and military industries in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the emerging electric vehicle market;
•Plastic components ("Trim") primarily for the North America commercial vehicle market and recreational vehicle markets;
•Warehouse automation subsystems primarily for the North American e-commerce markets and include electro-mechanical assemblies and panels;
•Commercial vehicle accessories including wipers, mirrors, floormats and sensors; and
•Cab structures for the North American medium-duty/heavy-duty ("MD/HD") truck market.
The Global Seating segment designs, manufactures and sells the following products:

•Commercial vehicle seats for the global commercial vehicle markets including heavy duty trucks, medium duty trucks, last mile trucks, construction equipment, material handling equipment and agriculture equipment in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the emerging electric vehicle market;
•Office seats primarily in Europe and Asia-Pacific; and
•Aftermarket seats and components in North America, Europe and Asia-Pacific.
ELECTRICAL SYSTEMS SEGMENT OVERVIEW
Electrical Systems Segment Products
Set forth below is a description of products designed and manufactured in the Electrical Systems Segment and their applications.
Electrical Systems, Electrical Wire Harnesses, Panel Assemblies, and Electro-Mechanical Assemblies.     We offer a wide range of electrical wire harnesses, electrical distribution systems, and related assemblies primarily for construction, agriculture, industrial, automotive, truck, mining, rail and military industries. Our principal products in this category include:
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

Panel Assemblies.     We offer integrated assemblies and cabinets that are installed in a vehicle or unit of equipment and may be integrated with our wire harness assemblies. These components provide the user control over multiple operational functions and features.
Electro-Mechanical Assemblies. We offer electro-mechanical assemblies, including box builds, complex automated and robotic assemblies, and large multi-cabinet control cabinets with power distribution and cabling. Our service includes mechanical assembly, wire and cable routing, automated wire preparation capabilities, complex configurations, test and custom palletizing and crating solutions.

Plastic Components and Assemblies.   We design, engineer and produce plastic components and assemblies for trucks, recreational vehicles, specialty vehicle applications, and diversified markets. We offer thermoformed products, injection molded products, reaction injection molded products (RIM), and decorated / hydrographic finished products. We also assemble components and fabrics to these formed plastic parts and deliver complete subassemblies. Our principal products in this category include:
Molded Products.   Our molded products include both large and small parts. Specific components include vinyl or cloth-covered appliqués ranging from a traditional cut and sew approach to a contemporary molded styling theme, armrests, map pocket compartments, and sound-reducing insulation.
Instrument Panels.   We produce and assemble instrument panels that can be integrated with the rest of the interior trim. The instrument panel is a complex system of coverings and foam, plastic and metal parts designed to house various components and act as a safety device for the vehicle occupant.
Plastics Decorating and Finishing.   We offer customers a wide variety of cost-effective finishes in paint, ultra violet, hard coating and customized industrial hydrographic films (simulated appearance of wood grain, carbon fiber, brushed metal, marbles, camouflage and custom patterns), and other interior and exterior finishes.
Vehicle Structures, Interior Parts, and Accessories.     We design, engineer and produce complete cab structures and interior design components for commercial vehicles. Our principal products in this category include:
Cab Structures.   We design, manufacture and assemble complete cab structures. Our cab structures, which are manufactured from both steel and aluminum, are delivered fully assembled and primed for paint.

Cab Interiors.   We design, manufacture and provide a variety of interior design products including armrests, grab handles, storage systems, floor coverings, floor mats, sleeper bunks, headliners, wall panels, and privacy curtains that can be part of the overall cab structure or standalone assemblies depending on the customer application.

Accessories.   We design, manufacture and provide a variety of mirrors, wipers and controls used in commercial, military and specialty recreational vehicles.
Electrical Systems Segment’s Customers
The Electrical Systems segment’s revenues are currently and have historically been primarily derived from commercial vehicle customers. However, during the year ended December 31, 2020, approximately 15% of total Electrical Systems segment revenue was from warehouse automation customers.
Our Electrical Systems segment revenues are primarily from North American operations, at approximately 87%, 88%, and 87% for the years ended December 31, 2020, 2019 and 2018, respectively. Our European and Asia-Pacific operations collectively contributed approximately 13%, 12% and 13% of our Electrical Systems segment revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Office Seating.     We design, engineer and produce office seating products. Our office seating is designed to suit different office environments including heavy usage environments, such as emergency services, call centers, reception areas, studios, general office environments and gaming applications.
Global Seating Segment Customers
The Global Seating segment’s revenues are primarily derived from commercial vehicle customers.
Our Global Seating segment revenues are split between North American operations, at approximately 51%, 57%, and 52% for the years ended December 31, 2020, 2019 and 2018, respectively. Our European and Asia-Pacific operations collectively contributed approximately 49%, 43% and 48% of the Global Seating segment’s revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
OUR CONSOLIDATED OPERATIONS
Primary Industries Served
Commercial Vehicle Market.     Commercial vehicles are used in a wide variety of end markets, including local and long-haul commercial trucking, bus, construction, mining, agricultural, military, industrial, municipal, off-road recreational and specialty vehicle markets. The commercial vehicle supply industry can generally be separated into two categories: (1) sales to OEMs, in which products are sold in relatively large quantities directly for use by OEMs in new commercial and construction vehicles; and (2) aftermarket sales, in which products are sold as replacements to a wide range of original equipment service organizations, wholesalers, retailers and installers. Additionally, we are seeing a trend toward alternate fuel and electric vehicles, middle-mile and last-mile vehicle models.
North American Commercial Truck Market.    Purchasers of commercial trucks include fleet operators, owner operators, governmental agencies and industrial end users. Commercial vehicles used for local and long-haul commercial trucking are generally classified by gross vehicle weight. Class 8 vehicles are trucks with gross vehicle weight in excess of 33,000 lbs. and Classes 5 through 7 vehicles are trucks with gross vehicle weight from 16,001 lbs. to 33,000 lbs. The current market is impacted by the COVID-19 pandemic. Separately, we are seeing changes in e-commerce behaviors that are driving increased demand for middle-mile and last-mile vehicles.
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
Warehouse Automation Market.     Shifting retailer behavior and consumer expectations are creating a significant need for incremental automation within warehouses. Given consumer demands for next-day (and even same-day) delivery, there has been a surge in demand for “last mile” urban fulfillment centers, which are typically supported by very large distribution centers located in the outer ring of a city. Additionally, increased throughput volume, a greater variety of order and package types, more frequent product returns by end consumers, and COVID-19-driven social distancing protocols on warehouse floors all support the rationale for continued investment in automated solutions by warehouse operators. As a result, warehouses are experiencing a continuous increase in investment, driven by increasing levels of automation within the warehouse as well as the integration of supply chains.
Our Supply Agreements
Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. Normally we do not carry inventories of raw materials or finished products in excess of what is reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing, we use methods such as market index pricing and competitive bidding to assist in reducing our overall cost. The recent imposition of tariffs and the impact of the COVID-19 pandemic on steel and aluminum have impacted the prices of certain of our materials. We strive to align our customer pricing and material costs to minimize the impact of steel, copper and petrochemical price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer cost changes from these components. We generally are not dependent on a single supplier or limited group of suppliers for our raw materials.
Research and Development
Our research and development capabilities offer quality and technologically advanced products to our customers at competitive prices. We offer product styling, product design, specialized simulation and testing and evaluation services that are necessary in today’s global markets. Our capabilities in acoustics, thermal efficiency, benchmarking, multi-axis durability, biomechanics, comfort, prototyping and process prove-out allow us to provide complete integrated solutions.
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
Research and development costs for the years ended December 31, 2020, 2019 and 2018 totaled $6.4 million, $9.9 million and $9.5 million, respectively.

Intellectual Property
Our major brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, and FinishTEK™. We believe that our brands are valuable but that our business is not dependent on any one brand. We own U.S. federal trademark registrations for several of our products.
Manufacturing Processes
We utilize a wide range of manufacturing processes to produce our products. The end markets for our products can be highly specialized and our customers frequently request modified products in low volumes within an expedited delivery timeframe. As a result, we primarily utilize flexible manufacturing cells at our production facilities. Manufacturing cells are clusters of individual manufacturing operations and work stations. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to better maintain our product output consistent with our OEM customers’ requirements and minimize the level of inventory.
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
Our Customer Contracts, and Sales and Marketing

Our OEM customers generally source business to us pursuant to written contracts, purchase orders or other commitments (“Commercial Arrangements”) with terms of price, quality, technology and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these Commercial Arrangements provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these Commercial Arrangements may be terminated at any time by our customers (but generally not by us), such terminations have historically been minimal and have not had a material impact on our results of operations. Because we produce products for a broad cross section of vehicle models, we are not overly reliant on any one vehicle model.

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
Environmental

The Company is subject to changing federal, state, and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. Stringent fines and penalties may be imposed for noncompliance with these laws. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at the Company’s facilities or at third-party facilities at which the Company may arrange for the disposal treatment of hazardous materials.

The Company believes it is in compliance in all material respects, with all applicable environmental laws and the Company is not aware of any noncompliance or obligation to investigate or remediate contamination that could reasonably be expected to result in a material liability. Several of our facilities are either certified as, or are in the process of being certified as ISO 9001, 14000, 14001 or TS16949 (the international environmental management standard) compliant or are developing similar environmental management systems. We have made, and will continue to make, capital and other expenditures to implement such environmental programs and comply with environmental requirements.

The environmental laws continue to be amended and revised to impose stricter obligations, and compliance with future additional environmental requirements could necessitate capital outlays. However, the Company does not believe that these expenditures will ultimately result in a material adverse effect on its financial position or results of operations. The Company cannot predict the precise effect such future requirements, if enacted, would have on the Company. The Company believes that such regulations would be enacted over time and would affect the industry as a whole.
Human Capital, Environmental, Social and Governance

As of December 31, 2020, we had approximately 7,740 employees of which 7,200 were permanent employees and 540 (7%) were temporary employees. 6,240 (81%) of the Company's employees are international and 1,500 (19%) of the Company's employees are in the United States. It is customary for the company to employ temporary employees to both flex up / down to demand rates as well as an onboarding approach for new employees. Of our permanent workforce, 940 (13%) were salaried and the remainder were hourly. As of December 31, 2020, all of the Company's U.S. employees were non-union and a majority of the Company's personnel in Mexico were unionized. Approximately 63% of our European, Asian and Australian operations were represented by some form of shop steward committees.

The Company is committed to establishing and developing a workforce to support our long term diversification and growth strategy through targeted external recruiting, and internal development and succession planning. We have developed cohorts of plant leaders and emerging leaders for targeted training opportunities and have leveraged online learning platforms to make training more accessible for our workforce.

Compensation and Benefits - Our compensation programs reinforce a pay for performance philosophy with market-based compensation and benefits that are competitive for the manufacturing sector. Specific programs vary worldwide based on regional practices and benchmarks.

Diversity and Inclusion - The Company is intentional in its commitment to diversity and inclusion including a diverse Board of Directors and executive leadership team. One third of our current Board is diverse by race or gender and one fourth of our current executive team is diverse by race or gender with others bringing diversity of experience, thought and perspective to their leadership roles. Among our global workforce, 48% is female, and among our domestic workforce, 27% is racially diverse. The Company established an Executive Diversity & Inclusion Steering Committee in 2020 to champion diversity, inclusion and awareness through our recruiting, retention and communication programs.

Safety - The safety of our workforce has always been a top priority and the Company is proud of our safety record, which includes three consecutive years of declining recordable incidents and five consecutive years of declining incident rates. Our 2020 full year incident rate of 0.51 is below the industry benchmarks and six of our global facilities were incident free in calendar year 2020.

The impact of the COVID-19 pandemic on our global organization was significant. A key focus for 2020 was the adaptation of our operations to protect our employees and continue our work as an essential manufacturing employer. We implemented a number of prevention and mitigation strategies over the past year including a non-essential travel ban, and visitor restrictions and screening protocols. We installed plexiglass barriers and touchless faucets and dispensers in high traffic facilities, and we adopted temporary alternating remote work schedules for non-production employees to encourage social distancing and reduce density for critical onsite personnel. We introduced pilot programs in our largest facilities for rapid onsite antibody testing and high capacity thermal scanners; and we implemented a shared drive to track facility level statistical reporting and share best practice prevention and response plans. We also expanded our distribution of PPE and industrial hygiene products in all facilities, including the manufacturing of disposable face masks in our Saltillo facility for distribution to our global employees and their families.
CVG is committed to operating in an ethical and sustainable manner that benefits all our stakeholders including customers, employees and the communities we serve. We have established company-wide environmental, human rights and labor rights policies that outline the Company’s standards for all business operations. More information on these policies can be found on our website under the caption “About Us - CVG Policies,” including highlights of our ongoing Environmental, Social and Governance (“ESG”) efforts related to safety, quality, environmental, community engagement and corporate governance.
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
EXECUTIVE OFFICERS OF REGISTRANT
See Item 10. Directors, Executive Officers and Corporate Governance" in Part III.

Item 1A.Risk Factors
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

Risks Related to COVID-19 Pandemic and Global Economy
Our financial condition and results of operations will be materially adversely affected by the coronavirus pandemic
The global spread of COVID-19 that has been declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While we continue to operate, consistent with applicable government guidelines, in certain of our facilities we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.
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
The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, may be deferred for many reasons. Future changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, or inability of our suppliers to supply us may materially and adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales, restarting or ramping up production or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations

Risks Related to Our Material Weaknesses and Restatements
Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
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
In connection with the preparation of our financial statements for 2019, we identified material weaknesses in our internal controls over financial reporting relating to management's risk assessment and review process of manual journal entries and balance sheet account reconciliations. Further, we identified and corrected certain errors. We deemed these corrections to be material. As a result, management concluded that our internal controls over financial reporting as of December 31, 2019 were not effective. As described in Part II, Item 9A of this Form 10-K, management has taken steps to remediate the material weaknesses in our internal controls.
In future periods, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to again restate our financial statements and could be subject to regulatory scrutiny and sanction, a loss of public and investor confidence, significant accounting and legal expenses and to litigation from investors, which could have a material adverse effect on our financial position and results of operations.

Risks Related to Our Business and Industry
Our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in new truck orders by fleets, freight tonnage hauled and in infrastructure development and other construction projects.
Our results of operations are directly impacted by changes in the U.S. and global economic conditions, which are accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects because, among other things:

▪Demand for our MD/HD Truck products is generally dependent on the number of new MD/HD Truck commercial vehicles manufactured in North America. Historically, the demand for MD/HD Truck commercial vehicles has declined during periods of weakness in the North American economy.
▪Demand for our construction equipment products is dependent on vehicle demand for new commercial vehicles in the global construction equipment market.
▪Demand in the medium and heavy-construction vehicle market, which is where our products are primarily used, is typically related to the level of larger-scale infrastructure development projects.
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
Demand for commercial vehicles depends to some extent on economic and other conditions in a given market and the introduction of new vehicles and technologies. The yearly demand for commercial vehicles may increase or decrease more than overall gross domestic product in markets we serve. Downturns historically have had a material adverse effect on our business. If unit production of commercial vehicles declines in the future, it may materially and adversely affect our business and results of operations.

We may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected.
Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge diminishing the current levels or any future expected growth in the commercial vehicle, warehouse automation or electric vehicle markets we supply or expect to penetrate, or we experience increased pressure on our margins. Any failure to successfully implement our business strategy could materially and adversely affect our business, results of operations and growth potential.

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
We may pursue acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisition of businesses may require additional debt and/or equity financing, perhaps resulting in additional leverage and/or shareholder dilution. The covenants relating to our debt instruments may further limit our ability to complete acquisitions. There can be no assurance we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If the expected synergies from acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could also be materially and adversely affected. Integrating acquired businesses also involves a number of special risks, including the following:
•the possibility that management’s attention may be diverted from regular business concerns by the need to integrate operations;
•problems assimilating and retaining the management or employees of the acquired company or the Company’s employees following an acquisition;
•accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, including issues related to internal control over financial reporting;
•regulatory or compliance issues that could exist for an acquired company or business;
• challenges in retaining the customers of the combined businesses;
•the potential of lawsuits challenging the Company’s decisions; and
•potential adverse short-term effects on results of operations through increased costs or otherwise.

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
From time to time we evaluate the performance and strategic fit of our businesses and may decide to sell a business or product line based on such an evaluation. Any divestitures may result in significant write-offs, including those related to goodwill and other tangible and intangible assets, which could have an adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including the following:
•difficulties in the separation of operations, services, products and personnel;
•the diversion of management’s attention from other business concerns;
•the assumption of certain current or future liabilities in order to induce a buyer to complete the divestiture;
•the disruption of our business;
•the potential of lawsuits challenging the Company's decisions;
•the potential loss of key employees; and
•the proper allocation of shared costs.
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
We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have limited provisions to terminate such contracts. We may become committed to supplying products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, it would have a material adverse effect on our business, financial condition and results of operations.

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
We have operations in the Mexico, China, United Kingdom, Czech Republic, Ukraine, Belgium, Australia, India and Thailand, which collectively accounted for approximately 25% of our total revenues for the year ended December 31, 2020. There are certain risks inherent in our international business activities including, but not limited to:
•the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
•foreign customers, who may have longer payment cycles than customers in the U.S.;
•foreign currency exchange rate fluctuations affecting our ability to match revenue received with costs;
•tax rates in certain foreign countries, which may exceed those in the U.S., withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation, of foreign earnings;
•intellectual property protection difficulties;
•general economic and political conditions, along with major differences in business culture and practices, including the challenges of dealing with business practices that may impact the company’s compliance efforts, in countries where we operate;
•exposure to local social unrest, including any resultant acts of war, terrorism or similar events;
•the difficulties associated with managing a large organization spread throughout various countries; and
•complications in complying with a variety of laws and regulations related to doing business with and in foreign countries, some of which may conflict with U.S. law or may be vague or difficult to comply with.
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
On January 31, 2020, the U.K. formally exited from the EU (“Brexit”) and Brexit has had an adverse impact on the U.K.’s economy. Uncertainty regarding the future relationship between the U.K. and the EU likely will continue to have an adverse impact on the U.K. These factors could potentially disrupt our supply chain, including delays of imports and exports, limited access to human capital within some of the target markets and jurisdictions in which we operate and adverse changes to tax benefits or liabilities in these and other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations. Brexit also could lead to long-term volatility in the currency markets, long-term adverse effects on the value of the British pound and significant volatility in currency exchange rates. Any of these effects of Brexit, among others, could have a material adverse impact on our business operations, results of operations and financial condition.

We are subject to certain risks associated with our Mexican operations
The Mexican National Minimum Wage Commission continues to increase the minimum wage requirements in the municipalities located on the border with the United States (the Northern Border Free Trade Zone) where some of our facilities are located. We are uncertain if the increase in the affected employee’s minimum wage will flow through the entire compensation structure of our employees in our facilities in Mexico creating additional costs and any labor shortages resulting from our failure to adjust the entire compensation structure over and above the incremental minimum wage. Additionally, we are uncertain if we will be successful in passing through the related incremental cost to our customers and there can be no assurance our results of operations will not continue to be materially affected as a result of the impact of such incremental cost.

Decreased availability or increased costs of materials could affect both our ability to produce products as well as the cost of producing our products.
We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components, semiconductor chips, electronics and electrical components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, from time to time, however, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. There is currently a well-publicized global shortage of semiconductor chips that could impact the Company and our customers. Inflationary and other increases in costs or shortages of the various materials that are needed for us to produce our products have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler capacity or availability and the cost of oil and gas. If we are unable to purchase or obtain timely delivery of certain raw materials required for our operations, our operations would be disrupted, and our results of operations would be adversely affected. In addition, if we are unable to pass on the increased costs of raw materials to our customers, this could adversely affect our results of operations and financial condition.

We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent in part on us making the right investments at the right time to support product development and manufacturing capacity in areas where we can support our customer base. We have identified the Asia-Pacific region as key markets likely to experience substantial growth in our market share, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers and other infrastructure to support anticipated growth in the region. If we are unable to maintain, deepen existing and develop additional customer relationships in these regions, we may not only fail to realize expected rates of return on our existing investments, we may also incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors.
Additionally, we are investing in people, technology, new product development, expansion into new markets including in warehouse automation and electric vehicle markets. If we are unable to maintain, deepen existing and develop additional customer relationships in these markets, we may not only fail to realize expected rates of return on our existing investments, we may also incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors.
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
Product innovations have been and will continue to be a part of our business strategy. We believe it is important we continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, and design improvements and innovations that improve the quality and efficiency of our products including manufacturing seats with airbags, seatbelts and other safety devices and improvements. However, such development will require us to continue to invest in research and development and sales and marketing. Such investments are subject to the risks generally associated with product development, including difficulty in gaining market acceptance, delays in product development and failure of products to operate properly. Additionally, we have exposure to excess costs as we are engaged in multiple development programs for new electric vehicles, each with unique designs and timelines. These electric vehicle programs require the use of a higher level of technical expertise with increased costs and the incremental cost is variable depending on the pace and success rate of the innovation process, the prototyping and mule build process, the production tooling process and then production ramp-up. In addition, our competitors may develop new products before us or may produce similar products that compete with our new products. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation, which could have a material adverse effect on our business, operating results and financial condition.

We rely on third parties for raw materials, parts, and components.
We may source a variety of systems, components, raw materials and parts, including but not limited to top covers, fabricated steel, semiconductor chips, chemicals, seat-foam, air bag, air bag inflators, and seat belts from third parties. From time to time these third-party items may not meet the quality standards that we desire, which could harm our reputation, cause delays and cause us to incur significant costs. Furthermore, we may be unable to source third-party items in sufficient quantities or at acceptable prices. The realization of any of these risks could have a material adverse effect on our business, operating results and financial condition.

Part of our strategy involves the development of new products for sales into new market segments, and if we fail to timely develop new products or we incorrectly gauge the potential market for new products, our financial results will be adversely affected.
We plan to utilize our research and development capabilities to develop new products that could become new sources of sales revenue for us in the future and help us to diversify the markets in which we compete. For example, we may develop parts and components for use in lighter duty vehicles, electric vehicles, middle-mile and last-mile vehicles. We intend to leverage our research and development efforts to expand our product offering beyond our current products and current markets into other similar products and components for different applications and markets. If we fail to timely develop new products or if we miscalculate market demand for new products that we develop, we may not be able to grow our sales revenue at desired growth rates and may incur expenses relating to the development of new products that are not offset by sufficient sales revenue generated by these new products.

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
The potential loss of one of our suppliers or our own production sites could be caused by a myriad of potential problems. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. In the event of a reduction or stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations. Similarly, a potential quality issue could force us to halt deliveries. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance. When we cease timely deliveries, we have to absorb our own costs for identifying and solving the root cause problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.
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
As of December 31, 2020, a majority of employees based in Mexico are unionized. In addition, approximately 63% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
Additionally, the rapid recovery of certain COVID-19-impacted markets and locales is causing spot shortages of labor. The Company has exposure to cost premiums as we use temporary labor during demand ramp-ups which carries with it a temporary premium cost. The Company is currently at high levels of temporary labor which could have a material adverse effect on our business.

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
In addition, we may be required to participate in recalls involving systems or components sold by us if any prove to be defective, or we may or our customers may voluntarily initiate a recall and we have to make payments related to such recalls as a result of various industry or business practices, contractual obligations or the need to maintain good customer relationships. Such a recall would result in a diversion of management resources. While we maintain product liability insurance generally with a self-insured retention amount, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on our results of operations.
We warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain customers that warranty certain of our products in the hands of these customers of our customers, in some cases for many years. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which would materially and adversely affect our results of operations.

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

In addition, the agreements governing the senior secured revolving and term loan credit facilities contain covenants that, among other things, restrict our ability to:
•incur liens;
•incur or assume additional debt or guarantees or issue preferred stock;
•pay dividends or repurchases with respect to capital stock;
•prepay, or make redemptions and repurchases of, subordinated debt;
•make loans and investments;
•engage in mergers, acquisitions, asset sales, sale/leaseback transactions and transactions with affiliates;
•place restrictions on the ability of subsidiaries to pay dividends or make other payments to the issuer;
•change the business conducted by us or our subsidiaries; and
•amend the terms of subordinated debt.

Our indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
Our indebtedness, combined with our lease and other financial obligations and contractual commitments could have other important consequences to our stockholders, including:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the revolving credit facility, term loan and our other debt instruments, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the revolving credit facility or term loan and the governing documents of our debt instruments;
•the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•placing us at a competitive disadvantage compared to our competitors that have less debt; and
•limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, or execution of our business strategy or other purposes.
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

General Risk Factors
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
Our business could be adversely affected by the effects of a widespread outbreak of contagious disease. Any outbreak of contagious diseases, and other adverse public health developments could adversely affect our operations and the operations and production capabilities of our suppliers, including as a result of quarantine or closure. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
Our corporate office is located in New Albany, Ohio. Several of our facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. We have seven owned and 23 leased principal facilities, of which our Electrical Systems segment operates in 16 locations and our Global Seating segment operates in 13 locations. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and senior secured term loan credit facility as described in Note 3, Debt.
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in the regions. All locations are principally used for manufacturing, assembly, distribution or warehousing, except for our New Albany, Ohio facility, which is principally an administrative office.
Item 3.Legal Proceedings

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
Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.”
As of March 9, 2021, there were approximately 150 holders of record of our outstanding common stock.
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
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group that includes a legacy group through October 31, 2016. The legacy group is Accuride Corporation, Altra Industrial Motion Corp, Core Molding Technologies, EnPro Industries, Fuel Systems Solutions, L.B. Foster Company, Modine Manufacturing, Meritor Inc. Stoneridge Inc., Titan International and Wabco Holdings. In 2016, Accuride Corporation was purchased by Crestview Partners, and Fuel Systems Solutions merged with Westport Innovations. Both members are reported as part of the legacy peer group only through 2015. The new peer group is Altra Industrial Motion Corp., American Railcar Industries Inc., ASTEC Industries Inc., Columbus McKinnon Corp., Dorman Products Inc., EnPro Industries, Federal Signal Corp., Freightcar America Inc., Gentherm Inc., L.B. Foster Company, LCI Industries, Modine Manufacturing, Shiloh Industries, Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., and Supreme Industries. Supreme Industries was purchased by Wabash National Corporation and is reported as part of the new peer group only through 2017. American Railcar Industries, Inc. was purchased by ITE Management and is reported as part of the new peer group only through 2018. The graph assumes that the value of the investment in the Company’s common stock in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

$300.00
$200.00
$100.00
$0.00
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Commercial Vehicle Group, Inc.
NASDAQ Composite
Legacy Peer Group
New Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Commercial Vehicle Group, Inc.	100.00	82.88	160.21	85.42	95.16	129.52
NASDAQ Composite	100.00	116.72	151.41	147.16	201.22	291.89
Legacy Peer Group	100.00	98.91	N/A	N/A	N/A	N/A
New Peer Group	100.00	127.28	145.60	122.49	159.20	196.58
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
We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2020. Our employees surrendered 96,231 shares of our common stock in 2020 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our Fourth Amended and Restated Equity Incentive Plan and the 2014 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2020:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	51,786	$6.08	—	—
November 1, 2020 through November 30, 2020	14,450	$6.09	—	—
December 1, 2020 through December 31, 2020	29,995	$8.65	—	—

No other shares were surrendered during the period ended December 31, 2020.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2020 that were not registered under the Securities Act of 1933, as amended.

Item 6.Selected Financial Data
The following table sets forth selected consolidated financial data regarding our business. This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and with our consolidated financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.
The table below sets forth Statements of Operations for the periods indicated (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of operations:
Revenues	$717,699	$901,238	$897,737	$755,231	$662,112
Cost of revenues	643,623	796,101	772,817	664,360	575,409
Gross profit	74,076	105,137	124,920	90,871	86,703
Selling, general and administrative expenses	64,794	62,549	60,679	59,547	60,482
Goodwill and other impairment	29,017	—	—	—	—
Amortization expense	3,434	1,952	1,300	1,320	1,305
Operating income	(23,169)	40,636	62,941	30,004	24,916
Other (expense) income	(728)	(2,225)	1,311	1,943	1,236
Interest expense	20,603	16,855	14,676	19,149	19,318
Income (loss) before provision for income taxes	(44,500)	21,556	49,576	12,798	6,834
Provision for income taxes	(7,451)	5,778	8,087	15,067	49
Net income (loss)	(37,049)	15,778	41,489	(2,269)	6,785
Income (loss) per share attributable to common stockholders:
Basic	$(1.20)	$0.52	$1.37	$(0.08)	$0.23
Diluted	$(1.20)	$0.51	$1.36	$(0.08)	$0.23
Weighted average common shares outstanding:
Basic	30,943	30,602	30,277	29,942	29,530
Diluted	30,943	30,823	30,587	29,942	29,878

The table below sets forth certain balance sheet and other data for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Balance sheet data (at end of each period):
Working capital (current assets less current liabilities)	$145,650	$149,365	$176,571	$149,546	$202,693
Total assets	454,373	435,826	412,688	381,969	428,765
Total liabilities, excluding debt	212,427	150,754	139,334	142,697	127,921
Total debt, net of prepaid debt financing costs and discount	146,576	156,384	163,758	166,949	233,154
Total stockholders’ equity	95,370	128,688	109,596	72,323	67,690
Other data:
Net cash provided by (used in):
Operating activities	$34,372	$36,746	$40,992	$2,257	$49,365
Investing activities	(6,420)	(57,979)	(14,101)	(10,776)	(8,903)
Financing activities	(19,262)	(10,113)	(5,835)	(72,848)	(714)
Depreciation and amortization	18,493	15,561	15,418	15,344	16,451
Capital expenditures	7,142	24,117	14,550	13,567	11,917
North American class 8 production (units) [1]	214	342	324	256	228
North America class 5-7 production (units) [1]	223	281	273	249	233
1.Source: ACT (February 2021)

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the information set forth under “Item 6 - Selected Financial Data” and our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our long-term strategy, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Business Overview

CVG is a global provider of components and assemblies into two primary end markets – the global vehicle market and the U.S. technology integrator markets. The company provides components and assemblies to global vehicle companies to build original equipment and provides aftermarket products for fleet owners. The company also provides mechanical assemblies to warehouse automation integrators and to U.S. military technology integrators.

Commercial Trends in the North American Commercial Truck Markets
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Heavy-duty truck OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Current trends include future adoption of electric vehicles in the commercial truck segment. Commercial truck makers are developing electric models of all classes of trucks and buses in their fleets. This has created an increased number of platform opportunities relative to historical trends of platform changes as well as the aftermarket opportunities.
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
In general, demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles. North American heavy-duty truck production was 214,249 units in 2020. According to a February 2021 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 302,000 units in 2021, steadily increase to 330,000 units in 2023 and then decline to 302,000 units in 2025. ACT Research estimated that the average age of active North American Class 8 trucks was 6.1 and 6.4 years in 2020 and 2019, respectively. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production decreased from 281,409 units in 2019 to 223,495 units in 2020. According to a February 2021 report by ACT Research, North American Class 5-7 truck production is expected to increase to 246,000 units in 2021, steadily increase to 279,000 units in 2023 and then decline to 274,000 units in 2025. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.

Commercial Trends in Warehouse Automation Subsystems
Demand for our warehouse automation subsystems is derived by expansion of supply chain infrastructures to accommodate increased customer orders in e-commerce. As the percentage of products ordered on-line increases, the delivery mechanisms must expand and increase output. Additionally, desire for cost reduction, increased throughput volume and SKU proliferation, a greater variety of order and package types, more frequent product returns by end consumers, and COVID-19-driven social distancing protocols on warehouse floors all have driven increased investment in automated solutions by warehouse operators. CVG assembles the material handling subsystems incorporated into automated warehouses.
Commercial Trends in Construction Equipment
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
COVID-19 Update
The COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. Continued impact on the Company's business, sales and results of operations from the COVID-19 pandemic may also result in additional valuation allowances being recorded against our deferred tax assets. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on future developments, including the severity and duration of the pandemic and its overall impact on the economy. Throughout 2020, the impact of the pandemic has been uneven across our global footprint based on local and regional outbreaks. Future waves may have a greater or lesser impact than the first wave, depending on the location of such breakouts and the response of the local government. We continue to proactively monitor, assess and minimize disruptions and delays in production and take reasonable measures to protect our workforce.
Commodity and other material costs, as well as difficult labor markets, have stabilized, but management cannot predict whether the COVID-19 pandemic will adversely impact these costs in future periods. Cost control and cost recovery initiatives, including pricing adjustments, reduced the impact of these cost pressures on gross profit. During 2020, the Company implemented a series of temporary reductions that were in place through September 30, 2020, including pay reductions, furloughs, suspension of the employer 401(k) match, and reductions in discretionary spending ("Temporary Actions"). On September 22, 2020, the Company announced that certain temporary actions were being halted, specifically temporary pay reductions. Certain other temporary actions remain in effect.
Climate Change and Weather Impacts

Our facilities can be subject to supply chain disruption sometimes because of disruptive weather. In particular, because of the recent storms in Texas and Mexico, the supply of chemicals that are used to produce foams (lamination) for our seating products may be in short supply, which could have a negative impact on our seating business during 2021, though the Company is taking steps to limit the impact.

2021 Demand Outlook

According to a February 2021 report by ACT Research, a publisher of industry market research, 2020 North American Class 8 truck build production was 214,249 units and Class 5-7 production was 223,495 units. 2021 North American Class 8 truck production levels are expected to be at 302,000 units and Class 5-7 production are expected to be at 246,000 units. This outlook supports demand for the Company’s truck products. The outlook for electric vehicle adoption rates are favorable as well and supports continuance of the Company's development programs in electric vehicles.
According to Interact Analysis, demand for warehouse automation products is expected to grow approximately 14% per year through 2026. This outlook supports demand for the Company's warehouse automation products.

Our Long-term Strategy

The Company's long-term strategy is to increase its sales, profits and shareholder value by financially optimizing its core legacy businesses, adding new business streams from targeted areas, and adding to its business segments through a targeted M&A program. The Company will diversify its revenue and profits by product, customer, platform, and end market. Our products include seating systems, warehouse automation subsystems, wire harnesses, plastic parts, mechanical assemblies, mirrors, wipers and cab structures.

We believe we are having success with our strategy to diversify our business, including:
•A growing current business in the warehouse automation market primarily through business expansion enabled by the FSE acquisition;
•A growing amount of future business by becoming designed in on new emerging electric vehicle platforms as a multi-product global provider of electric vehicle design, subsystems and components; and
•A growing amount of new business wins that are in diverse end markets but fit the company’s current know-how, assets, and footprint very well.

These additional markets offer the ability to lessen dependence on certain markets, broaden the company’s customer list, broaden the company’s product offering. The goal is to become less cyclical and less customer concentrated and focus on secular growth in other end markets.

We have a long-term strategy to globally optimize our cost structure through manufacturing process enhancements, low cost footprint and global sourcing. We periodically evaluate our short-term and long-term strategies and may adjust actions in response to changes in our business environment and other factors.

We are also supplementing our organic strategies by evaluating strategic acquisition opportunities. The company has many opportunities to accomplish this type of business diversification and is being selective. The goal is to strengthen / enhance current positions, enter new markets, develop relationships with new customers, and enhance service to our customers, leading to increased return to our stockholders.

Consolidated Results of Operations
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2020		2019		2018
Revenues	$717,699	100.0%	$901,238	100.0%	$897,737	100.0%
Cost of revenues	643,623	89.7	796,101	88.3	772,817	86.1
Gross profit	74,076	10.3	105,137	11.7	124,920	13.9
Selling, general and administrative expenses	64,794	9.0	62,549	6.9	60,679	6.8
Goodwill and other impairment	29,017	4.0	—	—	—	—
Amortization expense	3,434	0.5	1,952	0.2	1,300	0.1
Operating income (loss)	(23,169)	(3.2)	40,636	4.5	62,941	7.0
Other (expense) income	(728)	(0.1)	(2,225)	(0.2)	1,311	0.1
Interest expense	20,603	2.9	16,855	1.9	14,676	1.6
Income (loss) before provision for income taxes	(44,500)	(6.2)	21,556	2.4	49,576	5.5
Provision (benefit) for income taxes	(7,451)	(1.0)	5,778	0.6	8,087	0.9
Net income (loss)	$(37,049)	(5.2)%	$15,778	1.8%	$41,489	4.6%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

CONSOLIDATED RESULTS

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2020	2019	Dollar Change	% Change
Revenues	$717,699	$901,238	$(183,539)	(20.4)%
Gross profit	74,076	105,137	(31,061)	(29.5)
Selling, general and administrative expenses	64,794	62,549	2,245	3.6
Goodwill and other impairment	29,017	—	29,017	100.0
Amortization expense	3,434	1,952	1,482	75.9
Other (expense) income	(728)	(2,225)	1,497	(67.3)
Interest expense	20,603	16,855	3,748	22.2
Provision (benefit) for income taxes	(7,451)	5,778	(13,229)	NM [1]
Net income (loss)	(37,049)	15,778	(52,827)	NM [1]
1.Not meaningful

Revenues. Consolidated revenues of $717.7 million decreased $183.5 million compared to 2019 primarily due to North American MD/HD truck production volume decreases in 2020, resulting in decreased sales into that market. Consolidated revenues in 2020 compared to 2019 were as follows:

•a $185.3 million, or 42.2%, decrease in OEM North American MD/HD Truck revenues;
•a $86.0 million, or 277.4%, increase in warehouse automation and military revenues primarily attributable to the timing of the FSE acquisition which occurred in September 2019;
•a $49.4 million, or 29.3%, decrease in OEM construction equipment revenues;
•a $31.1 million, or 23.9%, decrease in aftermarket and OES revenues; and
•a $3.7 million, or 2.8%, decrease in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the twelve months ended December 31, 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business acquired in 2019. Revenues were adversely impacted by foreign currency exchange translation of $0.2 million, which is reflected in the change in revenue above.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The decrease in gross profit is primarily attributable to the decrease in sales volume. Cost of revenues decreased $152.5 million, or 19.2% in line with the sales decrease of 20.4%. The cost of revenue decrease included a decrease in raw material and purchased component costs of $99.0 million, or 19.5%; a decrease in wages and benefits of $16.2 million, or 22.4%; and a decrease in overhead expenses of $37.3 million, or 17.3%.  During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. The Restructuring Initiatives consisted primarily of headcount reductions in each segment and at corporate. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The twelve months ended December 31, 2020 results include charges of $4.7 million associated with ongoing Restructuring Initiatives. As a percentage of revenues, gross profit margin was 10.3% for the year ended December 31, 2020 compared to 11.7% for the year ended December 31, 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other overhead expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $2.2 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 due primarily to a $5.0 million charge for future milestone payments related to the performance of the FSE business, increase in charges of $1.4 million associated with ongoing Restructuring Initiatives, $3.1 million increase in incentive compensation costs, 2020 charges of $4.0 million associated with the 2018 and quarterly 2019 financial statements restatement investigation and $2.3 million in costs associated with the CEO transition. These costs were offset by the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the first quarter of 2020. Accordingly, we recognized a $27.1 million impairment of goodwill for the year ended December 31, 2020. Additionally during the first quarter of 2020, the Company determined it had an impairment indicator of long-lived assets due to market conditions resulting in an impairment of $1.9 million for the year ended December 31, 2020.
Amortization Expense. Amortization expense increased $1.5 million in the year ended December 31, 2020 primarily due to a full year of amortization of the intangible assets acquired in September 2019 as part of the FSE acquisition.
Other Expense. Other expenses decreased $1.5 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 due primarily to the prior year $2.5 million non-cash charge associated with the early payout of benefits to term vested participants in the U.S. pension plan, which reduced future financial risk associated with the U.S. pension plan and contributed to an improvement in funded status of that plan to approximately 100%. The offset to this decrease is primarily attributable to an unfavorable change in foreign exchange translation adjustments of $1.2 million.
Interest Expense.  Interest associated with our debt was $20.6 million and $16.9 million for the years ended December 31, 2020 and 2019, respectively. The increase primarily related to a $5.4 million Payment In Kind interest expense resulting from the amendment to our credit facilities that occurred in the second quarter of 2020. The increase was offset by lower interest expense of $1.6 million due to declining interest rates.
(Benefit) Provision for Income Taxes. An income tax benefit of $7.5 million and an income tax provision of $5.8 million were recorded for the year ended December 31, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to the $44.5 million pre-tax loss sustained in the current year versus the $21.6 million pre-tax income generated in the prior year period, and unfavorable valuation allowance adjustments resulting in $2.1 million income tax expense in the current year versus a $2.1 million income tax benefit in the prior year period.
During the year ended December 31, 2020, the Company recorded a $1.3 million U.S. federal income tax benefit for the impact of the High-Tax Exception to GILTI which consisted of a $0.5 million tax benefit related to the year ended December 31, 2019, and a $0.8 million tax benefit related to the year ended December 31, 2018.

Electrical Systems Segment Results

The table below sets forth certain Electrical Systems Segment operating data for the periods indicated (dollars are in thousands):

	2020	2019	Dollar Change	% Change
Revenues	$445,955	$530,901	$(84,946)	(16.0)%
Gross profit	42,811	60,008	(17,197)	(28.7)
Selling, general & administrative expenses	19,811	15,815	3,996	25.3
Goodwill and other impairment	23,415	—	23,415	100.0
Amortization expense	2,917	1,415	1,502	106.1
Operating income (loss)	(3,332)	42,778	(46,110)	NM [1]
1.Not meaningful

Revenues.  The decrease in Electrical Systems Segment 2020 revenues is primarily a result of:

•a $110.2 million, or 40.7%, decrease in OEM North American MD/HD Truck revenues;
•a $79.8 million, or 259.1%, increase in warehouse automation and military revenues primarily attributable to the timing of the FSE acquisition which occurred in September 2019;
•a $32.4 million, or 36.0%, decrease in OEM construction equipment revenues;
•a $14.4 million, or 28.0%, decrease in aftermarket and OES revenues; and
•a $7.7 million, or 8.8% decrease in other revenue.

While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the year ended December 31, 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve. These sharp market declines were partially offset by increased sales in industrial and military end markets we serve through the FSE business. Electrical Systems Segment 2020 revenues were adversely impacted by foreign currency exchange translation of $0.2 million, which is reflected in the changes in revenue above.

Gross Profit. The decrease in gross profit was primarily attributable to the decrease in sales volume. Cost of revenues decreased $67.7 million, or 14.4%, in line with the sales decrease of 16.0%. The cost of revenue decrease included a decrease in raw material and purchased component costs of $40.4 million, or 13.7%; a decrease in wages and benefits of $7.9 million, or 17.3%; and a decrease in overhead expenses of $19.4 million, or 15.0%. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The year ended December 31, 2020 results include charges of $3.8 million associated with ongoing restructuring initiatives. As a percentage of revenues, gross profit for the year ended December 31, 2020 was 9.6% compared to 11.3% for the year ended December 31, 2019. The decrease was primarily due to fixed cost pressure during the second quarter related to COVID-19 disruptions.

Selling, General and Administrative Expenses.  SG&A expenses increased $4.0 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 due primarily to $5.0 million charge for future milestone payments related to the performance of the FSE business. These costs were offset by cost reductions due to the Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the first quarter of 2020. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the year ended December 31, 2020.
Amortization Expense. Amortization expense increased $1.5 million in the year ended December 31, 2020 primarily due to a full year of amortization of the intangible assets acquired in September 2019 as part of the FSE acquisition.

Global Seating Segment Results

The table below sets forth certain Global Seating Segment operating data for the periods indicated (dollars are in thousands):

	2020	2019	Dollar Change	% Change
Revenues	$277,830	$381,548	$(103,718)	(27.2)%
Gross profit	31,635	45,201	(13,566)	(30.0)
Selling, general & administrative expenses	18,355	20,429	(2,074)	(10.2)
Goodwill and other impairment	4,809	—	4,809	100.0
Operating income	7,954	24,235	(16,281)	(67.2)

Revenues.  The decrease in Global Seating Segment 2020 revenues is primarily a result of:

•a $75.1 million or 44.5%, decrease in OEM North American MD/HD Truck revenues;
•a $17.0 million, or 21.6%, decrease in OEM construction equipment revenues;
•a $16.7 million, or 21.2%, decrease in aftermarket and OES revenues; and
•a $5.1 million or 9.2% increase in other revenues.
While the end markets CVG serves were anticipated to decline somewhat in 2020 as compared to 2019, the sharp market declines noted in the year ended December 31, 2020 were primarily a result of the COVID-19 pandemic on the end markets we serve.

Gross Profit.  The decrease in gross profit is primarily attributable to the decrease in sales volume. Cost of revenues, which decreased $90.2 million, or 26.8%, in line with the sales decrease of 27.2%. The cost of revenue decrease included a decrease in raw material and purchased component costs of $63.8 million, or 28.6%; a decrease in wages and benefits of $8.2 million, or 31.1%; and a decrease in overhead expenses of $18.1 million, or 20.9%. Cost of revenues benefited from the Restructuring Initiatives and the Temporary Actions. The year ended December 31, 2020 results include charges of $0.9 million associated with ongoing Restructuring Initiatives. As a percentage of revenues, gross profit was 11.4% for the year ended December 31, 2020 compared to 11.8% for the year ended December 31, 2019.
Selling, General and Administrative Expenses.  SG&A expenses decreased $2.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, resulted primarily from Restructuring Initiatives and the Temporary Actions taken in response to the COVID-19 pandemic. These reductions were partially offset by charges of $0.2 million associated with ongoing Restructuring Initiatives.
Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator during the first quarter of 2020. Accordingly, we recognized a $4.8 million impairment of goodwill for the year ended December 31, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2019	2018	Dollar Change	% Change
Revenues	$901,238	$897,737	$3,501	0.4%
Gross profit	105,137	124,920	(19,783)	(15.8)
Selling, general and administrative expenses	62,549	60,679	1,870	3.1
Other (income) expense	(2,225)	1,311	(3,536)	NM [1]
Interest expense	16,855	14,676	2,179	14.8
Provision for income taxes	5,778	8,087	(2,309)	(28.6)
Net income	15,778	41,489	(25,711)	(62.0)
1.Not meaningful

Revenues. Consolidated revenues of $901.2 million were substantially unchanged in 2019 compared to 2018. Heavy-duty truck production volumes in North America in 2019, our largest end market, were markedly higher than truck replacement level volumes, but production volumes declined significantly in the second half of the year. Production volumes in our second largest end market, global construction equipment, declined in 2019. Consolidated revenues in 2019 compared to 2018 were as follows:

•a $26.8 million, or 7%, increase in OEM North American MD/HD Truck revenues;
•a $10.3 million, or 54%, increase in military revenues primarily attributable to the acquisition of FSE;
•a $20.3 million, or 11%, decrease in construction equipment revenues;
•a $8.3 million, or 6%, decrease in aftermarket revenues; and
•a $5.0 million, or 4%, decrease in other revenues.

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

SEGMENT RESULTS

Electrical Systems Segment Results

The table below sets forth certain Electrical Systems Segment operating data for the periods indicated (dollars are in thousands):

	2019	2018	Dollar Change	% Change
Revenues	$530,901	$512,754	$18,147	3.5%
Gross profit	60,008	71,104	(11,096)	(15.6)
Selling, general & administrative expenses	15,815	15,390	425	2.8
Operating income	42,778	54,967	(12,189)	(22.2)

Revenues.  The increase in Electrical Systems Segment 2019 revenues is primarily a result of:

•a $18.6 million, or 7%, increase in OEM North American MD/HD Truck revenues;
•a $10.2 million, or 55%, increase in military revenues primarily attributable to the FSE acquisition;
•a $2.0 million, or 2%, decrease in OEM construction equipment revenues; and
•a $8.7 million, or 6%, decrease in other revenue.

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

Global Seating Segment Results

The table below sets forth certain Global Seating Segment operating data for the periods indicated (dollars are in thousands):

	2019	2018	Dollar Change	% Change
Revenues	$381,548	$397,501	($15,953)	(4.0)%
Gross profit	45,201	54,231	(9,030)	(16.7)
Selling, general & administrative expenses	20,429	22,433	(2,004)	(8.9)
Operating income	24,235	31,245	(7,010)	(22.4)

Revenues.  The decrease in Global Seating Segment 2019 revenues is primarily a result of:

•a $8.2 million, or 5%, increase in OEM North American MD/HD Truck revenues;
•a $18.3 million, or 19%, decrease in OEM construction equipment revenues;
•a $5.4 million, or 6%, decrease in aftermarket revenues; and
•a $0.4 million, or 1%, decrease in other revenues.

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
Liquidity and Capital Resources
During the year ended December 31, 2020, the Company borrowed under its revolving credit facility; however, as of year ended 2020, the Company did not have any outstanding borrowings under the facility. At December 31, 2020, the Company had liquidity of $138.9 million; $50.5 million of cash and $88.4 million availability from its revolving credit facility.
We intend to allocate resources consistent with the following priorities: (1) invest in growth; (2) invest in operational improvements; (3) manage working capital; (4) to reduce debt; and (5) other actions deemed appropriate by management to improve operational performance.

Our primary source of liquidity during the year ended December 31, 2020 was cash and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures and servicing of our debt through the next twelve months. However, there is no assurance that these sources of capital will provide for our funding needs. We also rely on the timely collection of receivables as a source of liquidity. As a result of the increase and expansion of the warehouse automation business, we have experienced increases in accounts receivable, inventories and accounts payable during 2020 which we expect to continue into the future. As of December 31, 2020, we had no outstanding borrowings under our revolving credit facility and had borrowing availability of $88.4 million.

As of December 31, 2020, cash of $41.9 million was held by foreign subsidiaries. The Company had a $0.3 million deferred tax liability as of December 31, 2020 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 3, Debt, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months. However, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Cash Flows

	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$34,372	$36,746	$40,992
Net cash used in investing activities	(6,420)	(57,979)	(14,101)
Net cash used in financing activities	(19,262)	(10,113)	(5,835)
Effect of currency exchange rate changes on cash	2,302	(56)	(2,387)
Net increase (decrease) in cash	$10,992	$(31,402)	$18,669

Operating activities. For the year ended December 31, 2020, net cash provided by operations was $34.4 million compared to $36.7 million for the year ended December 31, 2019. The decrease in net cash provided by operating activities is primarily attributable to the decrease in net income associated with the sales declines in the year ended December 31, 2020 as compared to the to the prior year period. This reduction was offset by cash generated from working capital primarily resulting from timing of the payment of payables and expenses.

For the year ended December 31, 2019, cash provided by operations was $36.7 million compared to $41.0 million in the year ended December 31, 2018. More than all of the decrease in cash provided by operations for the year ended December 31, 2019 compared to 2018 was due to a decrease in net income partially offset by less cash used for working capital changes in 2019 than in 2018.

Investing activities. For the year ended December 31, 2020, net cash used in investing activities was $6.4 million compared to $58.0 million for the year ended December 31, 2019. The decrease in investing activities is primarily due to the FSE Acquisition for $34 million during, 2019, and decreased capital spending in 2020. In 2021, we expect capital expenditures to be in the range of $20 million to $25 million.

Net cash used in investing activities was $58.0 million for the year ended December 31, 2019 compared to $14.1 million for the year ended December 31, 2018. The increase in cash used in investing activities for the year ended December 31, 2019 compared to 2018 was due to the FSE acquisition and an increase in capital expenditures.

Financing activities. For the year ended December 31, 2020, net cash used in financing activities was $19.3 million compared to $10.1 million for the year ended December 31, 2019. Net cash used in financing activities for the year ended December 31, 2020 is attributable to additional repayment of $10.0 million of the senior secured term loan credit facility and associated fees, along with a contingent consideration milestone payment of $1.0 million related to the FSE acquisition.

Net cash used in financing activities was $10.1 million for the year ended December 31, 2019 compared to $5.8 million for the year ended December 31, 2018. The increase in net cash used in financing activities for the year ended December 31, 2019 was due primarily to repayments on the term loan facility.

Debt and Credit Facilities

The debt and credit facility summaries described in Note 3, Debt, are incorporated in this section by reference.

Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations [1]	$150,950	$4,375	$146,575	$—	$—
Estimated interest payments	24,388	10,811	13,577	—	—
Leasing obligations	39,548	11,182	15,750	8,676	3,940
Non-U.S. pension funding	18,303	1,063	2,302	2,557	12,381
Total	$233,189	$27,431	$178,204	$11,233	$16,321
1.The balance includes $5.4 million of Payment In Kind interest accrued through December 31, 2020.
We estimated future interest payments based on the effective interest rate as of December 31, 2020. Since December 31, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above above other than as set forth in Note 19, Subsequent Event.
We expect to contribute approximately $1.1 million to our UK pension plan in 2021. No contributions are expected to be made to our U.S. pension plan in 2021.
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
As of December 31, 2020, we were not a party to significant purchase obligations for goods or services.
Off-Balance Sheet Arrangements
We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers’ compensation liabilities. These letter of credit contracts are usually extended on a year-to-year basis. As of December 31, 2020, we had outstanding letters of credit of $1.6 million. We do not believe that these letters of credit will be drawn.
We currently have no non-consolidated special purpose entity arrangements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see Note 1, Significant Accounting Policies, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
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

Goodwill - Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the second quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that recorded goodwill exceeds the fair value of goodwill. Estimated fair values of the reporting unit are Level 3 measures and are developed under an income approach that discounts estimated future cash flows using risk-adjusted interest rates and also the market approach.
Business Combinations — Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, including as it relates to fair value of contingent consideration, which are based on all available information and in some cases subjective assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.
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
Interest Rate Risk
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $80.0 million, which is 53.0% of the outstanding debt balance as of December 31, 2020 thereby reducing exposure to interest rate changes. Interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. The interest on the Term Loan Facility is variable and is comprised of 1) an applicable margin of either (i) 5.00% for base rate loans or (ii) 6.00% for LIBOR loans, and 2) LIBOR as quoted two business days prior to the commencement of an interest period provided that LIBOR at no time falls below 1.00%.
At December 31, 2020, the interest rate swap agreement was not designated as a hedging instrument; therefore, it has been marked-to-market and the fair value recorded in the Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in our Consolidated Statements of Operations.

The interest rate swap agreement is more fully described in Note 6, Fair Value Measurement.
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
Outstanding foreign currency forward exchange contracts at December 31, 2020 are more fully described in Note 6, Fair Value Measurement.
At December 31, 2020 and 2019, the potential reduction in earnings from a hypothetical 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would have been immaterial.
Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2020 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2020 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Japanese Yen, Indian Rupee, Thai Baht, and Ukrainian Hryvnia. Foreign currency translation adversely impacted fiscal year 2020 revenues by $0.2 million.
Effects of Inflation
Inflation potentially affects us in two principal ways. First, borrowings under our revolving credit facility is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor, and pension liabilities. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve.

Item 8.Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-12, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Testing of revenue

As discussed in Note 2 to the consolidated financial statements, revenue is recognized when a performance obligation has been satisfied and control of products has been transferred to the customer, usually at a designated shipping point and in accordance with customer specifications. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. For the year ended December 31, 2020, the Company recorded $717.7 million of revenue.

We identified the testing of revenue as a critical audit matter due to the large volume of data and the number and complexity of the revenue accounting systems. While revenues consist of a large number of similar, individually low value transactions, the processing and recording of revenue is reliant upon multiple information technology (IT) systems used to process large volumes of customer billing data. Specialized skills and knowledge were needed to test the IT systems used for the processing and recording of revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included controls over the IT systems and automated and manual process level controls related to the processing and recording of revenue. For a selection of transactions, we (1) compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and other relevant and reliable third-party data, including cash received from customers and (2) evaluated the timing of revenue recognition based on the shipment date. In addition, we involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

Goodwill impairment

As discussed in Note 4, goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired in a business combination. During the first quarter of 2020, as a result of the Company’s market capitalization value being less than the carrying value of its equity for a duration of time, the Company determined it had an impairment indicator. Accordingly, the Company estimated the fair value of each of the reporting units with goodwill by discounting the estimated cash flows of each reporting unit. The estimated fair values of the reporting units were then compared to their net carrying values as of March 31, 2020 and, as a result, the Company recognized $27.1 million impairment of goodwill, which represented the carrying amount of goodwill prior to the impairment charge.

We identified the evaluation of the goodwill impairment analysis for each reporting unit with goodwill as a critical audit matter. The fair value of each reporting unit was based on a discounted cash flow model, which involved estimation uncertainty in the projection of future cash flows, resulting in an increased level of subjective auditor judgment. We determined the revenue growth rates and discount rate assumptions represented the significant assumptions. Evaluation of the revenue growth rates and discount rate assumptions used to estimate the fair value of the reporting units was challenging as they represented subjective determinations of future market and economic conditions that were also sensitive to variation. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment analysis. This included controls related to the Company’s determination of the estimated fair value of the reporting units over the:

•development of the revenue growth rate assumptions
•selection of the discount rate assumptions used to develop the estimate
•reconciliation of the aggregate reporting unit fair values to the Company’s market capitalization.

We evaluated the reasonableness of the Company’s forecasted revenue growth rates for the reporting units by comparing the growth assumptions to forecasted growth rates in analyst reports for the Company and industry reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the discount rates used by management in the valuation, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities
•developing estimates of each reporting unit’s fair value using each reporting unit’s cash flow forecast and an independently developed discount rate, and comparing the results of these estimates of fair value to the Company’s fair value estimates
•evaluating the Company’s reconciliation of the aggregate reporting unit fair values to the Company’s market capitalization and assessing the reasonableness of the resulting implied premium by comparing it to a range of premiums from recent transactions in the Company’s industry.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 9, 2021

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
ASSETS	(in thousands, except share and per share amounts)
Current assets:
Cash	$50,503	$39,511
Accounts receivable, net of allowances of $644 and $433, respectively	151,101	115,099
Inventories	91,247	82,872
Other current assets	17,686	18,490
Total current assets	310,537	255,972
Property, plant and equipment, net of accumulated depreciation of $159,026 and $154,939, respectively	62,776	73,686
Operating lease right-of-use asset, net	30,047	34,960
Goodwill	—	27,816
Intangible assets, net of accumulated amortization of $14,831 and $11,440, respectively	21,804	25,258
Deferred income taxes, net	25,981	14,654
Other assets	3,228	3,480
TOTAL ASSETS	$454,373	$435,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,402	$63,058
Current operating lease liabilities	9,236	7,620
Accrued liabilities and other	40,820	32,673
Current portion of long-term debt	2,429	3,256
Total current liabilities	164,887	106,607
Long-term debt	144,147	153,128
Long-term operating lease liabilities	23,932	29,414
Pension and other post-retirement liabilities	15,296	10,666
Other long-term liabilities	10,741	7,323
Total liabilities	359,003	307,138
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 31,249,811 and 30,801,255 shares issued and outstanding, respectively)	313	323
Treasury stock, at cost: 1,560,623 and 1,464,392 shares, respectively	(11,893)	(11,230)
Additional paid-in capital	249,312	245,852
Retained deficit	(97,356)	(60,307)
Accumulated other comprehensive loss	(45,006)	(45,950)
Total stockholders’ equity	95,370	128,688
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$454,373	$435,826

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands, except per share amounts)
Revenues	$717,699	$901,238	$897,737
Cost of revenues	643,623	796,101	772,817
Gross profit	74,076	105,137	124,920
Selling, general and administrative expenses	64,794	62,549	60,679
Goodwill and other impairment	29,017	—	—
Amortization expense	3,434	1,952	1,300
Operating income (loss)	(23,169)	40,636	62,941
Other (expense) income	(728)	(2,225)	1,311
Interest expense	20,603	16,855	14,676
Income (loss) before provision for income taxes	(44,500)	21,556	49,576
Provision (benefit) for income taxes	(7,451)	5,778	8,087
Net income (loss)	$(37,049)	$15,778	$41,489
Earnings (loss) per common share
Basic	$(1.20)	$0.52	$1.37
Diluted	$(1.20)	$0.51	$1.36
Weighted average shares outstanding
Basic	30,943	30,602	30,277
Diluted	30,943	30,823	30,587

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
Net income (loss)	$(37,049)	$15,778	$41,489
Other comprehensive income (loss):
Foreign currency translation adjustments	5,008	(1,185)	(5,675)
Minimum pension liability, net of tax	(5,041)	2,738	(1,057)
Derivative instruments, net of tax	977	(32)	496
Other comprehensive income (loss)	944	1,521	(6,236)
Comprehensive income (loss)	$(36,105)	$17,299	$35,253

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accum. Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
Balance - December 31, 2017	30,219,278	$304	$(9,114)	$239,870	$(117,502)	$(41,235)	$72,323
Issuance of restricted stock	452,021	14		—	—	—	14
Surrender of common stock by employees	(158,456)	—	(1,131)	—	—	—	(1,131)
Share-based compensation expense	—	—	—	3,137	—	—	3,137
Total comprehensive income	—	—	—	—	41,489	(6,236)	35,253
Balance - December 31, 2018	30,512,843	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Issuance of restricted stock	418,553	5	—	—	—	—	5
Surrender of common stock by employees	(130,141)	—	(985)	—	—	—	(985)
Share-based compensation expense	—	—	—	2,845	—	—	2,845
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	15,778	1,521	17,299
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Issuance of restricted stock	544,787	(10)	—	—	—	—	(10)
Surrender of common stock by employees	(96,231)	—	(663)	—	—	—	(663)
Share-based compensation expense	—	—	—	3,460	—	—	3,460
Total comprehensive income (loss)	—	—	—	—	(37,049)	944	(36,105)
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,049)	$15,778	$41,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,493	15,514	15,270
Impairment expense	29,017	—	—
Noncash amortization of debt financing costs	1,929	1,393	1,404
Payment in kind interest expense	5,431	—	—
Shared-based compensation expense	3,460	2,843	3,137
Deferred income taxes	(12,129)	1,562	5,031
Noncash loss (gain) on forward exchange contracts	299	1,972	(1,468)
Change in other operating items:
Accounts receivable	(34,284)	18,815	(27,380)
Inventories	(6,828)	9,495	4,836
Prepaid expenses	2,896	(1,793)	(2,292)
Accounts payable	48,046	(24,261)	1,451
Accrued liabilities	8,650	(3,525)	2,631
Other operating activities, net	6,441	(1,047)	(3,117)
Net cash provided by operating activities	34,372	36,746	40,992
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,142)	(24,002)	(14,150)
Proceeds from disposal/sale of property, plant and equipment	722	23	49
Payments for acquisition of business	—	(34,000)	—
Net cash used in investing activities	(6,420)	(57,979)	(14,101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving credit facility	15,000	35,700	80,500
Repayment of revolving credit facility	(15,000)	(35,700)	(80,500)
Repayment of term loan facility	(14,375)	(8,525)	(4,375)
Early payment fee on debt and other debt issuance costs	(2,779)	(160)	—
Surrender of common stock by employees	(663)	(985)	(1,131)
Contingent consideration payment	(1,000)	—	—
Other financing activities, net	(445)	(443)	(329)
Net cash used in financing activities	(19,262)	(10,113)	(5,835)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	2,302	(56)	(2,387)
NET INCREASE (DECREASE) IN CASH	10,992	(31,402)	18,669
CASH:
Beginning of period	39,511	70,913	52,244
End of period	$50,503	$39,511	$70,913
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,193	$13,873	$14,046
Cash paid for income taxes, net	$2,483	$8,774	$3,143
Unpaid purchases of property and equipment included in accounts payable	$131	$624	$509

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

1.    Significant Accounting Policies

Organization - Commercial Vehicle Group, Inc. and its subsidiaries is a global provider of components and assemblies into two primary end markets – the global vehicle market and the U.S. technology integrator markets. The company provides components and assemblies to global vehicle companies to build original equipment and provides aftermarket products for fleet owners. The company also provides mechanical assemblies to warehouse automation integrators and to U.S. military technology integrators. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

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
We report our financial results by business segment; more specifically, Electrical Systems and Global Seating. The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews financial information for these two reportable segments and makes decisions regarding the allocation of resources based on these segments. See Note 17, Segment Reporting, for more information.

Unless otherwise indicated, all amounts in the tables below are in thousands, except share and per share amounts.
Principles of Consolidation - The accompanying consolidated financial statements include the accounts of our wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. Certain prior period amounts have been reclassified to conform to footnote presentation for the current year.

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

Inventories consisted of the following as of December 31:

	2020	2019
Raw materials	$65,334	$57,742
Work in process	13,373	12,612
Finished goods	12,540	12,518
Total Inventory	$91,247	$82,872
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation.
Property, plant, and equipment, net consisted of the following as of December 31:

	2020	2019
Land and buildings	$30,305	$29,153
Machinery and equipment	189,939	186,511
Construction in progress	1,558	12,961
Property, plant, and equipment, gross	221,802	228,625
Less accumulated depreciation	(159,026)	(154,939)
Property, plant and equipment, net	$62,776	$73,686
For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives (generally 15 to 40 years for buildings and building improvements, three to 20 years for machinery and equipment, three to seven years for tools and dies, and three to five years for computer hardware and software). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2020, 2019 and 2018 was $15.1 million , $13.6 million and $14.0 million, respectively.
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

Leases - The Company adopted ASU No. 2016-02, Leases (“Topic 842”) as of January 1, 2019, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of 2019. The cumulative effect of this transition was recorded as an increase to Accumulated deficit of $0.1 million as of this date. The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.
Goodwill - Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration paid over the net assets acquired and is assigned to the reporting unit that acquires the business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business is prepared and regularly reviewed by segment management. The Company conducts annual impairment tests of goodwill in the second quarter or more frequently if events or circumstances indicate a reporting unit’s fair value may be less than its carrying value. If an initial assessment indicates it is more likely than not goodwill may be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. If its carrying value exceeds its estimated fair value, goodwill impairment is recognized to the extent that recorded goodwill exceeds the fair value of goodwill. Estimated fair values of the reporting unit are Level 3 measures and are developed under an income approach that discounts estimated future cash flows using risk-adjusted interest rates and also the market approach.
Revenue Recognition - We recognize revenue when our performance obligation has been satisfied and control of products has been transferred to a customer, which typically occurs upon shipment. Revenue is measured based on the amount of consideration we expect to receive in exchange for the transfer of goods or services.
Refer to Note 2, Revenue Recognition, for our revenue recognition policies.
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
Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including foreign currency translation, derivative instruments and pension and other post-retirement adjustments. See Note 14, Accumulated Other Comprehensive Loss, for a rollforward of activity in accumulated comprehensive loss.
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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2020, receivables from our five top customers represented approximately 48% of total receivables.
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

Recently Issued Accounting Pronouncements
In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-10, "Codification Improvements". The ASU updates various codification topics by clarifying and improving disclosure requirements to align with the SEC's regulations. We will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. Adoption of this update is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Also, in January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope", to clarify that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2020-04 and ASU 2021-01 are effective beginning on March 12, 2020 and the amendments will be applied prospectively through December 31, 2022. We are evaluating the effect these ASUs will have on the Company.
Accounting Pronouncements Implemented During the Year Ended December 31, 2020
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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 provides simplification for the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Annual impairment tests should be completed by comparing the fair value of a reporting unit to its carrying amount and impairment should not exceed the goodwill allocated to the reporting unit. Additionally, this ASU eliminated the requirement to assess reporting units with zero or negative carrying amounts. The Company implemented ASU 2017-04 as of January 1, 2020 with no material impact. Subsequent to such implementation, we fully impaired our goodwill. Refer to Note 4, Goodwill and Intangible Assets, for more details.
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

2.     Revenue Recognition

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

Contractual Arrangements - Revenue is measured based on terms and conditions specified in contracts or purchase orders with customers. We have long-term contracts with some customers that govern overall terms and conditions which are accompanied by purchase orders that define specific order quantities and/or price. We have many customers with which we conduct business for which the terms and conditions are outlined in purchase orders without a long-term contract. We generally do not have customer contracts with minimum order quantity requirements.

Amount and Timing of Revenue Recognition - The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2020, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

Other Matters - Shipping and handling costs billed to customers are recorded in revenues and costs associated with outbound freight are generally accounted for as a fulfillment cost and are included in cost of revenues. We generally do not provide for extended warranties or material customer incentives. Our customers typically do not have a general right of return for our products.

We had outstanding customer accounts receivable, net of allowances, of $151.1 million as of December 31, 2020 and $115.1 million as of December 31, 2019. We generally do not have other assets or liabilities associated with customer arrangements.
Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Twelve Months Ended December 31, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Seats	$1,244	$261,942	$(3,536)	$259,650
Electrical wire harnesses, panels and assemblies	241,704	8,055	(129)	249,630
Trim	114,209	5,862	(1,636)	118,435
Cab structures and sleeper boxes	49,774	—	—	49,774
Mirrors, wipers and controls	39,024	1,971	(785)	40,210
Total	$445,955	$277,830	$(6,086)	$717,699

	Twelve Months Ended December 31, 2019
	Electrical Systems	Global Seating	Corporate/ Other	Total
Seats	$1,447	$358,457	$(3,027)	$356,877
Electrical wire harnesses, panels and assemblies	196,280	2,360	(220)	198,420
Trim	190,877	18,714	(6,693)	202,898
Cab structures and sleeper boxes	87,864	—	—	87,864
Mirrors, wipers and controls	54,433	2,017	(1,271)	55,179
Total	$530,901	$381,548	$(11,211)	$901,238

	Twelve Months Ended December 31, 2018
	Electrical Systems	Global Seating	Corporate/ Other	Total
Seats	$1,626	$373,322	$(5,611)	$369,337
Electrical wire harnesses, panels and assemblies	193,390	3,021	—	196,411
Trim	184,199	18,135	(6,907)	195,427
Cab structures and sleeper boxes	76,380	—	—	76,380
Mirrors, wipers and controls	57,159	3,023	—	60,182
Total	$512,754	$397,501	$(12,518)	$897,737

3. Debt
Debt consisted of the following at December 31:

	2020	2019
Term loan and security agreement due 2023	$150,950	$159,912
Unamortized discount and issuance costs	(4,374)	(3,528)
	146,576	156,384
Less: current portion, net of unamortized discount and issuance costs of $1.9 million and $1.1 million, respectively	(2,429)	(3,256)
Total long-term debt, net of current portion	$144,147	$153,128

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
The interest on the Term Loan Facility is variable and is comprised of 1) an applicable margin of either (i) 5.00% for base rate loans or (ii) 6.00% for LIBOR loans, in each case except for the period from April 1, 2020 through September 30, 2021, in which period such margin will be as amended by the Term Amendment, and 2) an applicable rate of either (i) base rate for any day (the “Base Rate”), a per annum rate equal to the greater of (a) the prime rate for such day, (b) the federal funds rate for such day, plus 0.50%, or (c) LIBOR for a 30 day interest period as of such day, plus 1.00%, or (ii) LIBOR as quoted two business days prior to the commencement of an interest period provided that LIBOR at no time falls below 1.00%. There was $0.1 million in accrued interest as of December 31, 2020. The unamortized deferred financing fees of $3.1 million and original issue discount of $1.3 million are netted against the aggregate book value of the outstanding debt to arrive at a balance of $146.6 million as of December 31, 2020 and are being amortized over the remaining life of the agreement. The weighted average interest rate was 10.71% as of December 31, 2020 and 8.29% as of December 31, 2019.
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
On May 11, 2020, the Company and certain of its subsidiaries, as guarantors or co-borrowers, as applicable, entered into an Amendment No. 1 (the “Term Amendment”), which amends TLS Agreement covenants. As amended, from April 1, 2020 through September 30, 2021, loans outstanding under the TLS Agreement accrue interest at a per annum rate based on (at the Company's election) the Base Rate plus 9.50% or the LIBOR rate plus 10.50%. The Company has the option of setting aside a portion of the interest accrual, not to exceed 4.5%, as Payment In Kind and adding such amount to the outstanding principal balance in lieu of paying such interest amount in cash. Commencing October 1, 2021, loans under the TLS Agreement will accrue interest at a per annum rate based on (at the Company's election) the Base Rate plus 5.00% or the LIBOR rate plus 6.00%.
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

The Term Amendment added a new minimum consolidated liquidity covenant of $40.0 million, to be tested each fiscal quarter through the fiscal quarter ending September 30, 2021, temporarily suspended the leverage ratio covenant through the fiscal quarter ending December 31, 2020, and reset the leverage ratio covenant levels for quarterly periods ended on or after March 31, 2021. In addition, amendments were made to certain restrictive covenants, the effect of which are to limit the Company's ability to incur additional debt, grant liens, repurchase the Company's stock and to issue dividends or make acquisitions.
We were in compliance with the covenants as of December 31, 2020.
The TLS Agreement requires the Company to repay principal of approximately $1.1 million on the last day of each quarter commencing with the quarter ending September 30, 2017 with the remaining outstanding principal due at maturity on April 12, 2023. The TLS Agreement, as amended, includes a hard call premium on repayments of the term loans outstanding thereunder of 2% on amounts repaid through June 30, 2021 and 1% on amounts repaid through June 30, 2022, subject to certain exceptions.
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
The borrowers’ obligations under the Revolving Credit Facility are secured (subject to certain permitted liens) by a first-priority lien on substantially all of the current assets (and a second priority lien on substantially all of the non-current assets) of the borrowers. Each of the Company and each other borrower is jointly and severally liable for the obligations under the Revolving Credit Facility and unconditionally guarantees the prompt payment and performance thereof. The liens, the security interests and all of the obligations of the Company and each other borrower and all provisions regarding remedies in an event of default are subject to an intercreditor agreement among the Company, certain of its subsidiaries, the agent under the Third ARLS Agreement and the collateral agent for the lenders party to the Company’s Term Loan Facility.
On September 18, 2019, the Company and certain of its subsidiaries, as co-borrowers, entered into an Amendment No. 1 (the “Amendment”), which amends the terms of the Revolving Credit Facility to entitle the Company and the other named borrowers thereunder (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $90.0 million and a borrowing base composed of accounts receivable and inventory (such facility, the “Tranche A Facility”). Of the $90.0 million, $7.0 million shall be available as a first-in, last-out facility (“Tranche B Facility”) at a 100 basis points premium, as reflected in the below applicable margin table.
On May 11, 2020, the Company and certain of its subsidiaries, as guarantors or co-borrowers, as applicable, entered into an Amendment No. 2 (the “Revolving Amendment”), which amends the terms of the Third ARLS Agreement to align certain of the restrictive covenants with the restrictive covenants set forth in the TLS Agreement, as amended.

As amended, loans outstanding under the Third ARLS Agreement accrue interest at a per annum rate based on (at the Company’s election) the base rate or the LIBOR rate plus a margin determined by reference to availability under the Revolving Credit Facility as follows, subject to a LIBOR floor of 1.00%:

Level	Average Daily Availability	Tranche A Base Rate Loans	Tranche A LIBOR Revolver Loans	Tranche B Base Rate Loans	Tranche B LIBOR Revolver Loans
III	≥ $30,000,000	1.00%	2.00%	2.00%	3.00%
II	> $15,000,000 but < $30,000,000	1.25%	2.25%	2.25%	3.25%
I	≤ $15,000,000	1.50%	2.50%	2.50%	3.50%
The applicable margin is subject to increase or decrease by the agent on the first day of the calendar month following each fiscal quarter end. If the agent is unable to calculate average daily availability for a fiscal quarter due to the borrowers' failure to deliver a borrowing base certificate when required, the applicable margin will be set at Level I until the first day of the calendar month following receipt of a borrowing base certificate. As of December 31, 2020, the applicable margin was set at Level III.
The unamortized deferred financing fees associated with our revolving credit facility of $0.4 million and $0.6 million as of December 31, 2020 and December 31, 2019, respectively, are being amortized over the remaining life of the agreement. As of December 31, 2020 and December 31, 2019, we did not have borrowings under the revolving credit facility and had outstanding letters of credit of $1.6 million, respectively. We had borrowing availability of $88.4 million at December 31, 2020.
The Company pays a commitment fee to the lenders equal to 0.35% per annum of the unused amounts under the revolving credit facility.
Terms, Covenants and Compliance Status
The Third ARLS Agreement requires the maintenance of a minimum fixed charge coverage ratio. The borrowers are not required to comply with the fixed charge coverage ratio requirement for so long as the borrowers maintain borrowing availability under the revolving credit facility at the greater of (i) $5,000,000 or (ii) ten percent (10%) of the revolving commitments. If borrowing availability falls below this threshold at any time, the borrowers would be required to comply with the fixed charge coverage ratio of 1.00:1.00 as of the end of each relevant fiscal quarter and would be required to continue to comply with these requirements until the borrowers have borrowing availability in excess of this threshold for 60 consecutive days. Since the Company had borrowing availability in excess of this threshold from December 31, 2019 through December 31, 2020, the Company was not required to comply with the minimum fixed charge coverage ratio covenant during the year ended December 31, 2020.
The Third ARLS Agreement contains customary restrictive covenants, including limitations on our ability and the ability of our subsidiaries to: incur additional debt; pay dividends or other restricted payments; make investments; engage in transactions with affiliates; create liens on assets; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries. The Third ARLS Agreement also contains customary reporting and other affirmative covenants. The Company was in compliance with these covenants as of December 31, 2020.
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

4.    Goodwill and Intangible Assets
Our intangible assets as of December 31 were comprised of the following:

	December 31, 2020
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,634	$(4,681)	$6,953
Customer relationships	15 years	14,881	(7,536)	7,345
Technical know-how	5 years	9,790	(2,529)	7,261
Covenant not to compete	5 years	330	(85)	245
		$36,635	$(14,831)	$21,804

	December 31, 2019
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	23 years	$11,553	$(4,276)	$7,277
Customer relationships	15 years	15,025	(6,574)	8,451
Technical know-how	5 years	$9,790	$(571)	9,219
Covenant not to compete	5 years	330	(19)	311
		$36,698	$(11,440)	$25,258
The aggregate intangible asset amortization expense was $3.4 million for the fiscal year ended December 31, 2020 and $2.0 million and $1.3 million for the fiscal years ended December 31, 2019 and 2018 respectively. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2020 is $3.4 million for years 2021 through 2023, $2.8 million for the year ending December 31, 2024 and $1.4 million for the year ending December 31, 2025.
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. During the first quarter of 2020, as a result of the Company’s market capitalization value being less than the carrying value of its equity for a duration of time, the Company determined it had an impairment indicator. Accordingly, the Company estimated the fair value of each of the reporting units with goodwill by discounting the estimated cash flows of each reporting unit. The estimated fair values of the reporting units were then compared to their net carrying values as of March 31, 2020 and, as a result, the Company recognized $27.1 million impairment of goodwill, which represented the carrying amount of goodwill prior to the impairment charge. The impairment charge is presented in Goodwill and other impairment expense in the Consolidated Statements of Operations.
The changes in the carrying amounts of goodwill for the years ended December 31 are as follows:

	2020
	Electrical Systems	Global Seating	Total
Balance - beginning of the year	$22,802	$5,014	$27,816
Finalization of FSE purchase accounting	(537)	—	(537)
Goodwill impairment	(22,265)	(4,809)	(27,074)
Currency translation adjustment	—	(205)	(205)
Balance - end of the year	$—	$—	$—

	2019
	Electrical Systems	Global Seating	Total
Balance - beginning of the year	$2,437	$5,139	$7,576
Finalization of FSE purchase accounting	20,365	—	20,365
Currency translation adjustment	—	(125)	(125)
Balance - end of the year	$22,802	$5,014	$27,816

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

The contingent milestone payments are payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022 and a discount rate of 21.0%. The estimate of $4.7 million was recorded within other long-term liabilities in the Consolidated Balance Sheet as of September 30, 2019. The total undiscounted contingent milestone payments is estimated at $10.8 million. The contingent consideration was revalued each quarter under the same valuation technique applied during purchase accounting. The fair value of contingent consideration increased during the year ended December 31, 2020 by $5.1 million, due to remeasurement which is recognized in Selling, general and administrative expenses in the Consolidated Statements of Operations. A payment of $1.0 million was made during the fourth quarter of 2020 based on achievement of the first EBITDA threshold. The fair value is $8.8 million as of December 31, 2020, based on a discount rate of 16.8%.

The Agreement contains customary indemnification provisions and provided for the establishment of an escrow fund of $3.0 million of the purchase price to secure indemnification claims by CVG FSE for an 18-month period. The Company is a party to the Agreement solely as a guarantor of CVG FSE’s payment obligations.

The FSE Acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of FSE have been recorded at their respective fair values. The Company has completed its assessment of fair values of assets acquired and liabilities assumed, and the final amounts are reflected in the table below. The purchase price associated with the FSE Acquisition exceeded the preliminary fair value of the net assets acquired by approximately $19.8 million. This reflects an increase of $2.2 million from the initial valuation as of December 31, 2019. A final adjustment to the purchase price was made in the three months ended March 31, 2020 reducing goodwill by $0.5 million. The excess purchase price over net assets acquired is recorded as goodwill and was determined as follows:

Initial cash paid, net of working capital adjustment	$34,000
Purchase price adjustment	(537)
Contingent consideration at fair value	4,700
Total consideration	$38,163
Net assets at fair value	18,335
Excess of total consideration over net assets acquired	$19,828

In the first quarter of 2020, pursuant to the asset purchase agreement a final adjustment resulted in a $0.5 million reduction in the initial consideration paid and goodwill. The valuation is final as of March 31, 2020. The allocation of the fair value of the assets acquired and liabilities assumed, at acquisition and as adjusted for the final adjustment at December 31, 2020, were as follows:

	Preliminary Purchase Price Allocation	Adjustment	Final Purchase Price Allocation
Net working capital	$2,856	$—	$2,856
Property, plant and equipment	503	—	503
Other long-term assets	1,650	—	1,650
Definite-lived intangible assets	14,500	—	14,500
Goodwill [1]	20,365	(537)	19,828
Other long-term liabilities	(1,174)		(1,174)
Total consideration	$38,700	$(537)	$38,163
1.As disclosed in Note 4, Goodwill and Intangible Assets, the full value of the Company's goodwill was impaired during the three months ended March 31, 2020.

6.    Fair Value Measurement
At December 31, 2020, our financial instruments included cash, accounts receivable, accounts payable, accrued liabilities and our revolving credit facility. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
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
Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into an agreement (the “Interest Rate Swap Agreement”) with Bank of America, N.A. whereby the Company has agreed to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Interest Rate Swap Agreement is intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the senior secured term loan facility. The Company expects this agreement to remain effective during the remaining term of the Interest Rate Swap Agreement and records the impact of the agreement in interest expense in the Consolidated Statements of Operations.

The fair values of our derivative instruments and contingent consideration measured on a recurring basis as of December 31 and are categorized as follows:

		2020				2019
		Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivative assets	Foreign exchange contract [1]	$1,882	$—	$1,882	$—	$464	$—	$464	$—
	Interest rate swap agreement [2]	$936	$—	$936	$—	$150	$—	$150	$—
Derivative liabilities	Interest rate swap agreement [3]	$2,080	$—	$2,080	$—	$995	$—	$995	$—
Earnout liability	Contingent consideration [4]	$8,800	$—	$—	$8,800	$4,700	$—	$—	$4,700
Derivative equity	Foreign exchange contract [5]	$1,441	$—	$1,441	$—	$464	$—	$464	$—

1    Presented in the Consolidated Balance Sheets in other current assets and based on observable market transactions of spot and forward rates.
2    Presented in the Consolidated Balance Sheets in accrued liabilities and based on observable market transactions of forward rates.

3    Presented in the Consolidated Balance Sheets in accrued liabilities and other and based on observable market transactions of forward rates.
4    Presented in the Consolidated Balance Sheets in accrued liabilities and other long term liabilities and based on a Monte Carlo valuation model.
5    Presented in the Consolidated Balance Sheets in accumulated other comprehensive income (loss) and based on observable market transactions of forward rates.
The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2020		2019
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$14,675	$16,558	$22,474	$22,939
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for derivatives not designated as hedging instruments at December 31:

		2020	2019
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Foreign exchange contracts	Cost of revenues	$(1,811)	$4
Interest rate swap agreement	Interest expense	$(1,031)	$(1,818)

Long-term Debt.   The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt is classified as Level 2. The carrying amounts and fair values of our long-term debt at December 31 are as follows:

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$146,576	$144,878	$156,384	$157,983
1    Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $144.1 million as of December 31, 2020, and current portion of long-term debt of $3.3 million and long-term debt of $153.1 million as of December 31, 2019.
Long-lived Assets. There are no fair value measurements of our long-lived assets and definite-lived intangible assets measured on a non-recurring basis, except for definite-lived intangibles acquired and contingent consideration as a part of the acquisition of First Source Electronics, LLC discussed in Note 5, Business Combination, as of December 31, 2020 and December 31, 2019. The contingent consideration is classified as Level 3 and valued based on a Monte Carlo valuation model.
For the period ended December 31, 2020, an impairment charge of $1.1 million was recognized for the Electrical Systems segment, $0.4 million related to an operating lease right-of-use asset and $0.7 million related to property, plant and equipment. Additionally, for the period ended December 31, 2020, an impairment charge of $0.8 million was recognized for the corporate aircraft and was based on the selling price, less selling costs, of $0.3 million. These impairment charges are presented in impairment expense in the Consolidated Statements of Operations.

Goodwill Impairment. For the period ended December 31, 2020, an impairment charge of $27.1 million was recognized for goodwill and was based on the estimated fair values of goodwill for the reporting units compared to the net carrying values at March 31, 2020. The impairment charge is presented in impairment expense in the Consolidated Statements of Operations.

No other non-recurring fair value measurements were assessed during the period ended December 31, 2020.

7.    Leases
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

The components of lease expense are as follows:

	Twelve Months Ended December 31,
	2020	2019

Operating lease cost [1]	$11,214	$7,279
Finance lease cost:
Amortization of right-of-use assets	394	341
Interest on lease liabilities	43	60
Total finance lease cost	$437	$401
Short-term lease cost [2]	4,258	7,357
Total lease expense	$15,909	$15,037
1.The Company recognized accelerated lease costs of $1.1 million during the year ended December 31, 2020 related to the corporate research and development center.
2.Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,571	$7,898
Financing cash flows from finance leases	$446	$443

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2020	December 31, 2019
Operating Leases
Right-of-use assets, net	Operating lease right-of-use assets, net	$30,047	$34,960

Current liabilities	Current operating lease liabilities	$9,236	$7,620
Non-current liabilities	Operating lease liabilities	23,932	29,414
Total operating lease liabilities		$33,168	$37,034

Finance Leases [1]
Right-of-use assets		$1,410	$1,135
Accumulated depreciation		(643)	(343)
Right-of-use assets, net	Other assets, net	$767	$792

Current liabilities	Accrued liabilities and other	$293	$354
Non-current liabilities	Other long-term liabilities	434	398
Total finance lease liabilities		$727	$752

Weighted Average Remaining Lease Term
Operating leases		4.5 years	5.0 years
Finance leases		3.2 years	2.8 years
Weighted Average Discount Rate
Operating leases		8.0%	9.1%
Finance leases		5.1%	7.2%
1.Note that all new financing leases added during the twelve months ended December 31, 2020 were executed before the loan amendment discussed in Note 3, Debt, or May 11, 2020.

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2021	$10,862	$320	$11,182
2022	9,583	200	9,783
2023	5,836	131	5,967
2024	4,585	80	4,665
2025	3,969	42	4,011
Thereafter	3,939	1	3,940
Total lease payments	$38,774	$774	$39,548
Less: Imputed interest	(5,606)	(47)	(5,653)
Present value of lease liabilities	$33,168	$727	$33,895

8.    Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2020	2019	2018
Domestic	$(55,907)	$4,777	$23,092
Foreign	11,407	16,779	26,484
Total	$(44,500)	$21,556	$49,576
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2020	2019	2018
Federal (benefit) provision at statutory rate	$(9,345)	$4,527	$10,411
U.S./Foreign tax rate differential	492	393	731
Foreign non-deductible expenses	702	2,059	(1,759)
Foreign tax provision	611	793	1,253
State taxes, net of federal benefit	(1,086)	308	619
State tax rate change, net of federal benefit	—	(41)	(32)
Change in uncertain tax positions	71	15	84
Change in valuation allowance	2,146	(2,054)	597
Tax credits	(143)	(2,652)	(2,049)
Share-based compensation	(15)	(14)	(50)
Repatriation of foreign earnings	37	1,235	(3,670)
GILTI, net of related foreign tax credit	(1,340)	730	1,194
Other	419	479	758
(Benefit) Provision for income taxes	$(7,451)	$5,778	$8,087

The provision (benefit) for income taxes for the years ended December 31 follows:

	2020			2019			2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$109	$(10,975)	$(10,866)	$(205)	$(336)	$(541)	$(3,432)	$4,426	$994
State and local	120	(559)	(439)	214	883	1,097	123	87	210
Foreign	4,449	(595)	3,854	4,207	1,015	5,222	6,365	518	6,883
Total	$4,678	$(12,129)	$(7,451)	$4,216	$1,562	$5,778	$3,056	$5,031	$8,087

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2020	2019
Noncurrent deferred tax assets:
Amortization and fixed assets	$5,094	$830
Inventories	2,325	2,659
Pension obligations	2,827	2,134
Warranty obligations	473	741
Accrued benefits	551	369
Operating leases	664	165
Tax credit carryforwards	6,030	3,843
Net operating loss carryforwards	17,369	12,657
Other temporary differences not currently available for tax purposes	7,089	3,248
Total noncurrent deferred tax assets	$42,422	$26,646
Valuation allowance	(16,441)	(11,992)
Net noncurrent deferred tax assets	$25,981	$14,654
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(952)	$(2,501)
Inventories	115	115
Pension obligations	161	—
Accrued benefits	(124)	(111)
Net operating loss carryforwards	—	1,517
Other temporary differences not currently available for tax purposes	(261)	(578)
Total noncurrent tax liabilities	(1,061)	(1,558)
Total net deferred tax asset	$24,920	$13,096
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
During 2020, we recorded additional valuation allowance of $4.5 million on the deferred tax assets of our United Kingdom subsidiary and certain U.S. federal and state tax attribute carryforwards, and released $0.1 million in valuation allowances related to the deferred tax assets of our Luxembourg subsidiary. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
Activity for the years ended December 31 is as follows (in thousands):

	2020	2019	2018
Balance - Beginning of the year	11,992	$14,665	$15,021
Provisions	4,511	706	874
Utilizations	(62)	(3,379)	(1,230)
Balance - End of the year	16,441	$11,992	$14,665
As of December 31, 2020, the Company had net operating loss carryforwards of $126.5 million, of which $49.1 million related to foreign jurisdictions and $77.4 million related to U.S. state jurisdictions. The carryforward periods for these net operating losses range from five years to indefinite. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized.

As of December 31, 2020, we had $3.3 million of U.S. foreign tax credit carryforwards, net of a $1.7 million valuation allowance, primarily attributable to the deemed repatriation of the accumulated untaxed earnings of our foreign subsidiaries resulting from the U.S. Tax Reform. Utilization of these credits may be limited if the Company does not generate sufficient U.S. federal taxable income in future years. The credits begin to expire in 2027.
As of December 31, 2020, we had $0.9 million of research and development tax credit carryforwards related to our U.S. operations. Utilization of these credits may be limited if the Company does not generate sufficient U.S. federal taxable income in future years. The credits begin to expire in 2032.
As of December 31, 2020, cash of $41.9 million was held by foreign subsidiaries. During the year ended December 31, 2020, $11.2 million, net of $0.6 million in foreign withholding tax incurred, was repatriated from the Company's foreign subsidiaries. The Company had a $0.3 million deferred tax liability as of December 31, 2020 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2017. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.
As of December 31, 2020, and 2019, we provided a liability of $1.0 million and $0.9 million, respectively, for unrecognized tax benefits associated with our U.S. federal and state, and foreign jurisdictions. The majority of these unrecognized tax benefits are netted against their related non-current deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.5 million and $0.4 million accrued for the payment of interest and penalties as of December 31, 2020 and December 31, 2019, respectively. Accrued interest and penalties are included in the $1.0 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2020	2019	2018
Balance - Beginning of the year	$908	$894	$811
Gross increase - tax positions in prior periods	73	70	66
Gross decreases - tax positions in prior periods	—	(39)	(14)
Gross increases - current period tax positions	—	—	59
Lapse of statute of limitations	—	(12)	(12)
Currency translation adjustment	25	(5)	(16)
Balance - End of the year	$1,006	$908	$894

9.    Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2020	2019
Compensation and benefits	$13,172	$9,111
Contingent consideration	4,870	570
Taxes payable	4,057	2,513
Insurance	2,705	3,110
Accrued freight	2,556	2,408
Warranty costs	2,041	3,082
Legal and professional fees	2,008	2,115
Deferred tooling revenue	1,371	524
Accrued services	1,250	912
Restructuring	679	2,324
Other	6,111	6,004
	$40,820	$32,673

10.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $1.9 million, $4.6 million and $3.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease in expense for the year ended December 31, 2020 as compared to the to the prior year period primarily resulted from the temporary suspension of the employer 401(k) match taken in response to the COVID-19 pandemic.
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
During the three months ended March 31, 2019, the Company offered employees with deferred vested balances in the U.S. defined benefit pension plan the opportunity to voluntarily elect an early payout of their benefits. Payouts totaling $7.9 million were made during 2019 and were paid out of plan assets resulting in a non-cash settlement charge of $2.5 million, which was recorded in interest and other expense in the Consolidated Statements of Operations and is reflected in amortization of prior service cost in the net periodic (benefit) cost table below.
The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation — Beginning of the year	$39,577	$45,238	$44,841	$40,265
Service cost	—	—	37	—
Interest cost	1,117	1,483	838	1,112
Participant contributions	2	6	—	—
Benefits paid	(2,344)	(10,346)	(1,820)	(1,681)
Actuarial loss	2,866	3,196	7,514	3,730
Exchange rate changes	—	—	2,244	1,415
Benefit obligation at end of the year	41,218	39,577	53,654	44,841
Change in plan assets:
Fair value of plan assets — Beginning of the year	40,045	42,962	34,321	30,424
Actual return on plan assets	4,907	6,588	3,474	3,610
Employer contributions	18	835	948	887
Participant contributions	2	6	—	—
Benefits paid	(2,344)	(10,346)	(1,820)	(1,681)
Exchange rate changes	—	—	1,562	1,081
Fair value of plan assets at end of the year	42,628	40,045	38,485	34,321
Funded status	$1,410	$468	$(15,169)	$(10,520)

Actuarial Loss - The projected U.S. benefit obligation includes a net loss of $2.9 million for the year ended December 31, 2020. The loss is a result of changes in key actuarial assumptions, including the decrease in the discount rate. The projected Non-U.S. benefit obligation includes a net loss of $7.5 million for the year ended December 31, 2020 driven primarily by a decrease in the discount rate assumption.

Amounts recognized in the Consolidated Balance Sheets at December 31 consisted of:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2020	2019	2020	2019
Noncurrent assets	$1,557	$633	$—	$—
Current liabilities	(20)	(19)	—	—
Noncurrent liabilities	(127)	(146)	(15,169)	(10,520)
Amount recognized	$1,410	$468	$(15,169)	$(10,520)
The components of net periodic (benefit) cost for the years ended December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2020	2019	2018	2020	2019	2018
Interest cost	$1,117	$1,483	$1,664	$838	$1,112	$1,030
Expected return on plan assets	(2,075)	(2,393)	(3,151)	(1,093)	(1,117)	(1,210)
Amortization of prior service cost [1]	6	2,528	6	47	47	—
Recognized actuarial loss	283	308	263	592	531	496
Net periodic cost (benefit)	$(669)	$1,926	$(1,218)	$384	$573	$316
1 Includes $2.5 million non-cash settlement charge arising from the early payout of the U.S. defined benefit plan benefits in the year ended December 31, 2019.

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in Other (expense) income within the Consolidated Statements of Operations.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) - Amounts recognized in Accumulated other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2020	2019	2018	2020	2019	2018
Net actuarial loss	$10,689	$10,937	$14,767	$18,574	$13,783	$12,972
Prior service cost	39	45	51	748	747	788
	$10,728	$10,982	$14,818	$19,322	$14,530	$13,760
Other Changes in Plan Assets and Benefit Obligations Recognized in Comprehensive Income (Loss) - Amounts recognized as other changes in plan assets and benefit obligations in comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plan
	2020	2019	2020	2019
Actuarial (gain) loss	$34	$(1,001)	$5,428	$968
Amortization of actuarial (loss) gain	(283)	(2,829)	(625)	(37)
Prior service credit	(6)	(6)	(11)	(416)
Total recognized in other comprehensive income (loss)	$(255)	$(3,836)	$4,792	$515
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2020	2019	2020	2019
Discount rate	2.08%	2.93%	1.20%	1.95%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Plans			Non-U.S. Pension Plan
	2020	2019	2018	2020	2019	2018
Discount rate	2.93%	3.40%	3.42%	1.95%	2.80%	2.45%
Expected return on plan assets	5.34%	5.34%	7.00%	3.30%	3.70%	3.70%
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
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.1 million to our pension plans and our other post-retirement benefit plans in 2021.
Our investment allocation target for our pension plans for 2020 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocations as of December 31,
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and cash equivalents	1	—	—	—	1	5	—	1
Equity/Balanced securities	29	52	27	55	29	49	28	53
Fixed income securities	61	48	63	45	61	46	62	46
Real estate	9	—	10	—	9	—	10	—
	100%	100%	100%	100%	100%	100%	100%	100%

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

The fair values of our pension plan assets by asset category and by level as described in Note 6, Fair Value Measurement, for the years ended December 31, 2020 and for the year ended December 31, 2019 are as follows:

	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,125	$2,125	$—	$—
Equities:
U.S. large value	2,525	2,525	—	—
U.S. large growth	2,741	2,741	—	—
International blend	5,253	—	5,253	—
Emerging markets	1,717	1,717	—	—
Balanced	18,958	—	18,958	—
Fixed income securities:
Corporate bonds	40,485	—	40,485	—
Other	3,221	—	3,221	—
Real Estate:
U.S. property	4,088	—	—	4,088
Total pension fund assets	$81,113	$9,108	$67,917	$4,088

	December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$332	$332	$—	$—
Equities:
U.S. large value	2,434	2,434	—	—
U.S. large growth	2,059	2,059	—	—
International blend	4,854	—	4,854	—
Emerging markets	1,603	1,603	—	—
Balanced	18,246	—	18,246	—
Fixed income securities:
Government bonds	24,917	—	24,917	—
Corporate bonds	12,634	—	12,634	—
Other	3,217	—	3,217	—
Real Estate:
U.S. property	4,070	—	—	4,070
Total pension fund assets	$74,366	$6,428	$63,868	$4,070

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows:

	2020	2019
Beginning balance	$4,070	$10,962
Actual return on assets held at reporting date	18	430
Purchases, sales and settlements, net	—	(7,322)
Ending balance	$4,088	$4,070

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2021	$4,392
2022	$4,361
2023	$4,466
2024	$4,501
2025	$4,415
2025 to 2029	$22,290

11.    Performance Awards
In 2020, the Company made awards, defined as cash, shares or other awards, to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) and the Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). Effective June 15, 2020, as part of the Company’s stockholders’ approval of the 2020 EIP, the Company agreed that no more awards will be made under the 2014 Plan. The cash award is earned and payable based upon the Company’s relative total shareholder return in terms of ranking as compared to the peer group over a three-year period (the “Performance Period”). Total shareholder return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period and the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. The award is payable at the end of the Performance Period in cash if the employee is employed through the end of the Performance Period. If the employee is not employed during the entire Performance Period, the award is forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in total shareholder return in relation to the peer group.

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2019	$2,726
New grants	2,108
Forfeitures	(2,704)
Adjustments	(854)
Payments	(300)
Adjusted Award Value at December 31, 2020	$976

The Company generally grants performance awards in the first quarter of each year. Unrecognized compensation expense was $1.7 million and $1.1 million as of December 31, 2020 and 2019, respectively.

12.    Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $3.5 million, $2.8 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
As of December 31, 2020, there was approximately $4.3 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

A summary of the status of our restricted stock awards as of December 31, 2020 and changes during the twelve-month period ending December 31, 2020, is presented below:

	2020
	Shares (000’s)	Weighted- Average Grant-Date Fair Value
Non-vested - beginning of year	403	$7.72
Granted	1,708	$3.25
Vested	(545)	$5.33
Forfeited	(303)	$4.54
Non-vested - end of year	1,263	$3.48
As of December 31, 2020, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2020; however, our employees surrendered 96 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

13.    Stockholders’ Equity
Common Stock - Our authorized capital stock includes common stock of 60,000,000 shares with a par value of $0.01 per share, with 31,249,811 and 30,801,255 shares outstanding as of December 31, 2020 and 2019, respectively.
Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2020 and 2019.
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
Diluted earnings (loss) per share for years ended December 31, 2020, 2019 and 2018 includes the effects of potential common shares when dilutive and is as follows:

	2020	2019	2018
Net income (loss) attributable to common stockholders	$(37,049)	$15,778	$41,489
Weighted average number of common shares outstanding	30,943	30,602	30,277
Dilutive effect of restricted stock grants after application of the treasury stock method	—	221	310
Dilutive shares outstanding	30,943	30,823	30,587
Basic earnings (loss) per share attributable to common stockholders	$(1.20)	$0.52	$1.37
Diluted earnings (loss) per share attributable to common stockholders	$(1.20)	$0.51	$1.36
For the year ended December 31, 2020, diluted earnings (loss) per share excludes 220 thousand shares, of non-vested restricted stock as the effect would have been anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2019.
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

14.    Accumulated Other Comprehensive Loss
The activity for each item of accumulated other comprehensive loss is as follows:

	Foreign currency items	Derivative Instruments	Pension and Other Post-Retirement Benefit Plans	Accumulated other comprehensive loss
Balance - December 31, 2018	$(22,847)	$496	$(25,120)	$(47,471)
Net current period change	(1,185)	—	2,415	1,230
Derivative instruments	—	(32)	—	(32)
Reclassification adjustments for losses reclassified into income	—	—	323	323
Balance - December 31, 2019	$(24,032)	$464	$(22,382)	$(45,950)
Net current period change	$5,008	$—	$(4,597)	$411
Derivative instruments	—	977	—	977
Reclassification adjustments for losses reclassified into income	—	—	(444)	(444)
Balance - December 31, 2020	$(19,024)	$1,441	$(27,423)	$(45,006)
The related tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2020 and 2019 are as follows:

2020	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial loss and prior service credit	$(4,537)	$(60)	$(4,597)
Reclassification of actuarial loss and prior service cost to net income	(505)	61	(444)
Net unrealized loss	(5,042)	1	(5,041)
Cumulative translation adjustment	5,008	—	5,008
Derivative instruments	1,419	(442)	977
Total other comprehensive gain	$1,385	$(441)	$944

2019	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$3,320	$(905)	$2,415
Reclassification of actuarial loss and prior service cost to net income	323	—	323
Net unrealized gain	3,643	(905)	2,738
Cumulative translation adjustment	(1,185)	—	(1,185)
Derivative instruments	(32)	—	(32)
Total other comprehensive gain	$2,426	$(905)	$1,521

15.    Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, in 2020 the Company began implementing additional cost reduction initiatives and further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic ("the 2020 Initiatives"). These actions were substantially complete as of December 31, 2020. The Restructuring Initiatives and 2020 Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities, and expansion of production footprint to manufacture warehouse automation subsystems.

The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
Balance - December 31, 2018	$—	$—	$—	$—
New charges	2,159	489	310	2,958
Payments and other adjustments	(883)	(387)	636	(634)
Balance - December 31, 2019	$1,276	$102	$946	$2,324
New charges	4,149	1,126	1,639	6,914
Payments and other adjustments	(4,962)	(1,188)	(2,409)	(8,559)
Balance - December 31, 2020	$463	$40	$176	$679
Of the $6.9 million costs incurred in the twelve months ended December 31, 2020, $3.5 million primarily related to headcount reductions and $3.4 million related to facility exit and other costs. Of the $6.9 million costs incurred, $4.7 million was recorded in cost of revenues and $2.2 million was recorded in selling, general and administrative expenses.
Of the $3.0 million costs incurred in the twelve months ended December 31, 2019, $2.6 million primarily related to headcount reductions and $0.4 million related to facility exit and other costs. Of the $3.0 million costs incurred, $2.2 million was recorded in cost of revenues and $0.8 million was recorded in selling, general and administrative expenses.

16.    Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2020, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2020 and 2019, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2020 and 2019, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets. The following presents a summary of the warranty provision for the years ended December 31:

	2020	2019
Balance - beginning of the year	$3,082	$3,911
Provision for warranty claims	656	1,868
Deduction for payments made and other adjustments	(1,697)	(2,697)
Balance - end of year	$2,041	$3,082

Debt Payments - As disclosed in Note 3, Debt, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments and mandatory prepayment of excess cash flows due on long-term debt for the next five years. The existing long-term debt agreement matures in 2023; no payments are due thereafter:

Year Ending December 31,
2021	$4,375
2022	4,375
2023	142,200
2024	—
2025	—
Thereafter	—

17.    Segment Reporting
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

The Electrical Systems segment designs, manufactures and sells the following products:

•Electrical sytstems, electrical wire harnesses, electro-mechanical assemblies for warehouses, electro-mechanical cable assemblies for the construction, agricultural, industrial, automotive, truck, mining, rail and military industries in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the emerging electric vehicle market;
•Plastic components ("Trim") primarily for the North America commercial vehicle market and recreational vehicle markets;
•Warehouse automation subsystems primarily for the North American e-commerce markets and include electro-mechanical assemblies and panels;
•Commercial vehicle accessories including wipers, mirrors, floormats and sensors; and
•Cab structures for the North American MD/HD truck market.
The Global Seating segment designs, manufactures and sells the following products:

•Commercial vehicle seats for the global commercial vehicle markets including heavy duty trucks, medium duty trucks, last mile trucks, construction equipment, material handling equipment and agriculture equipment in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the emerging electric vehicle market;
•Office seats primarily in Europe and Asia-Pacific; and
•Aftermarket seats and components in North America, Europe and Asia-Pacific.

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
The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures, depreciation expense and other items for the year ended December 31, 2020. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$443,363	$274,336	$—	$717,699
Intersegment revenues	2,592	3,494	(6,086)	—
Total revenues	$445,955	$277,830	$(6,086)	$717,699
Gross profit	$42,811	$31,635	$(370)	$74,076
Selling, general & administrative expenses	19,811	18,355	26,628	64,794
Amortization expense	2,917	517	—	3,434
Goodwill and other impairment	23,415	4,809	793	29,017
Operating income (loss)	$(3,332)	$7,954	$(27,791)	$(23,169)

Capital expenditures and depreciation expense:
Capital expenditures	$4,617	$1,485	$1,040	$7,142
Depreciation expense	$8,760	$4,287	$2,012	$15,059

The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures and depreciation expense for the year ended December 31, 2019. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2019
	Electrical Systems	Global Seating	Corporate/Other	Total
Revenues
External revenues	$522,484	$378,754	$—	$901,238
Intersegment revenues	8,417	2,794	(11,211)	—
Total revenues	$530,901	$381,548	$(11,211)	$901,238
Gross profit	$60,008	$45,201	$(72)	$105,137
Selling, general & administrative expenses	15,815	20,429	26,305	62,549
Amortization expense	1,415	537	—	1,952
Operating income (loss)	$42,778	$24,235	$(26,377)	$40,636

Capital expenditures and depreciation expense:
Capital expenditures	$17,728	$3,721	$2,668	$24,117
Depreciation expense	$6,699	$4,379	$2,484	$13,562

The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures, depreciation expense and other items as of and for the year ended December 31, 2018. The table does not include assets as the CODM does not review assets by segment.

	For the year ended December 31, 2018
	Electrical Systems	Global Seating	Corporate/Other	Total
Revenues
External revenues	$503,717	$394,020	$—	$897,737
Intersegment revenues	9,037	3,481	(12,518)	—
Total revenues	$512,754	$397,501	$(12,518)	$897,737
Gross profit	$71,104	$54,231	$(415)	$124,920
Selling, general & administrative expenses	15,390	22,433	22,856	60,679
Amortization expense	747	553	—	1,300
Operating income (loss)	$54,967	$31,245	$(23,271)	$62,941

Capital expenditures and depreciation expense:
Capital expenditures	$9,825	$3,579	$2,140	$15,544
Depreciation expense	$6,919	$4,604	$2,448	$13,971

The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2020		2019		2018
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$536,846	$60,605	$691,224	$70,870	$670,075	$49,874
United Kingdom	33,329	10,763	48,070	12,233	51,451	3,204
All other countries	147,524	22,222	161,944	26,335	176,211	11,023
	$717,699	$93,590	$901,238	$109,438	$897,737	$64,101
Sales to A.B. Volvo and Daimler, which are included in both reporting segments, have been in excess of 10% of total Company revenues in each of the years ended December 31, 2020, 2019 and 2018. No other customers exceed 10% of the Company’s revenues in any period presented. The following table presents revenue from the above mentioned customers as a percentage of total revenue:

	Years Ended December 31,
	2020	2019	2018
A.B. Volvo	16%	22%	19%
Daimler	14%	17%	16%

18.    Quarterly Financial Data (Unaudited)
The following is a condensed summary of quarterly results of operations for 2020 and 2019:

	Revenues	Gross Profit	Operating Income	Net Income (Loss)	Basic Earnings (Loss) Per Share [1]	Dilutive Earnings (Loss) Per Share [1]
2020:
First	$187,105	20,303	(26,523)	$(24,594)	$(0.80)	$(0.80)
Second	$126,896	6,475	(10,515)	$(12,497)	$(0.40)	$(0.40)
Third	$187,697	24,159	8,893	$4,178	$0.13	$0.13
Fourth	$216,001	$23,139	$4,976	$(4,136)	$(0.13)	$(0.13)
2019:
First	$243,164	$33,089	$17,569	$9,986	$0.33	$0.33
Second	$243,190	$32,436	$15,866	$6,146	$0.20	$0.20
Third	$225,399	$29,444	$11,476	$7,180	$0.23	$0.23
Fourth	$189,485	$10,168	$(4,275)	$(7,534)	$(0.24)	$(0.24)
1.The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of ordinary shares outstanding.

19.     Subsequent Event
On March 1, 2021, Commercial Vehicle Group, Inc. (the “Company”) and certain of its subsidiaries entered into Amendment No. 3 (the “Revolving Amendment”) to the Third Amended and Restated Loan and Security Agreement (as amended prior to the Revolving Amendment, the “Revolving Loan Agreement”) originally dated as of April 12, 2017, with Bank of America, N.A., as agent, and certain financial institutions as lenders (the “Lenders”), which Revolving Loan Agreement governs the Company’s asset-based revolving credit facility (the “Revolving Credit Facility”).
The Revolving Amendment amends the terms of the Revolving Loan Agreement, among other things, to extend the maturity date of the Revolving Credit Facility to March 1, 2026 and to remove the condition that the first $7.0 million of the $90.0 million Revolver Commitments are available as a first-in, last-out facility.
The Revolving Loan Agreement, as amended, also allows the Company to increase the size of the Revolving Credit Facility by up to $50.0 million with the consent of Lenders providing the increase in the Revolving Credit Facility.
The Revolving Loan Agreement, provides that loans outstanding under the Revolving Credit Facility accrue interest at a per annum rate based on (at the Company’s election) the base rate or the LIBOR rate plus a margin determined by reference to availability under the Revolving Credit Facility as follows, subject to a LIBOR floor of 0.25%:

Level	Average Daily Availability	Base Rate Loans	LIBOR Loans
III	≥ $30,000,000	0.50%	1.50%
II	> $15,000,000 but < $30,000,000	0.75%	1.75%
I	≤ $15,000,000	1.00%	2.00%
The Revolving Loan Agreement, provides for an unused line fee of 0.20% on undrawn amounts under the Revolving Credit Facility if Revolver Usage is equal to or greater than 50% of the Revolver Commitment and a fee of 0.25% if Revolver Usage is less than 50% of the Revolver Commitment.
The Revolving Loan Agreement, requires maintenance of a minimum fixed charge coverage ratio if availability under the Revolving Credit Facility is less than the greater of (i) $5.0 million, and (ii) 10% of the lesser of the Revolver Commitment and the Borrowing Base. The minimum fixed charge coverage ratio must be maintained until availability under the Revolving Credit Facility has been greater than or equal to the greater of (i) $5.0 million, and (ii) 10% of the lesser of the Revolver Commitment and the Borrowing Base for 60 consecutive days.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on matters of accounting and financial disclosures or reportable events.

Item 9A.Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As disclosed in Part II, Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, during the fourth quarter of fiscal 2019, we identified material weaknesses in internal control over financial reporting related to ineffective risk management process that resulted in ineffectively designed controls over balance sheet account reconciliations and review of manual journal entries.

During 2020, management implemented our previously disclosed remediation plan including:

•Enhancing the design of the balance sheet account reconciliation process to better enable the proper and timely review of balance sheet account reconciliations, including the supporting documentation thereto;
•Enhancing the design of the manual journal entry process to better enable the proper and timely review of manual journal entries, including the supporting documentation thereto; and
•Enhancing the Company’s risk assessment process to reduce the risk of financial misstatements.

During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except for the remediation of the material weaknesses and changes described above, there were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Commercial Vehicle Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes to consolidated financial statements (collectively, the consolidated financial statements), and our report dated March 9, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
/s/ KPMG LLP
Columbus, Ohio
March 9, 2021

Item 9B.Other Information

In connection with the Company's efforts to reduce cost in the face of uncertainty during the COVID-19 pandemic, the original 2020 annual incentive plan was set aside and the corresponding accrual was taken to zero in the second quarter of 2020. As the Company's end markets recovered and management successfully executed a recovery plan in the second-half of 2020, the Compensation Committee of the Board of Directors (the “Committee”) established a discretionary dollar amount for distribution to active bonus eligible employees based on actual second-half financial outcomes and success in the execution of the Company's long term growth and diversification strategy.

Effective March 8, 2021, the Committee exercised discretion and approved cash bonuses to the Company’s named executive officers as follows:

Name	Amount
Harold C. Bevis, President and Chief Executive Officer	$500,000	[1]
Christopher H. Bohnert, Chief Financial Officer	$54,167
Douglas F. Bowen, SVP & Managing Director	$188,760

1.Pursuant to the Employment Agreement between the Company and Mr. Bevis, Mr. Bevis was entitled to a guaranteed minimum bonus of $375,000, and the Committee elected to increase that bonus award to $500,000.

On March 8, 2021, the Company entered into a Change in Control & Non-Competition Agreement with Christopher H. Bohnert, the Company’s Chief Financial Officer (the “Bohnert CIC Agreement”). The Bohnert CIC Agreement provides for certain payouts to Mr. Bohnert and vesting of certain awards in the event Mr. Bohnert’s employment is terminated on account of his death, disability, retirement, without cause or for good reason.

The foregoing description of the terms of the Bohnert CIC Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Bohnert CIC Agreement, a copy of which is attached as Exhibit 10.28 to this Annual Report on Form 10-K and incorporated herein by reference.

On March 8, 2021, the Company entered into a Change in Control & Non-Competition Agreement with Angela O’Leary, the Company’s Chief Accounting Officer (the “O’Leary CIC Agreement”). The O’Leary CIC Agreement provides for certain payouts to Ms. O’Leary and vesting of certain awards in the event Ms. O’Leary employment is terminated on account of her death, disability, retirement, without cause or for good reason.

The foregoing description of the terms of the O’Leary CIC Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the O’Leary CIC Agreement, a copy of which is attached as Exhibit 10.29 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III
Item 10.Directors, Executive Officers and Corporate Governance

A.Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 9, 2021:

Name	Age	Principal Position(s)
Robert C. Griffin	73	Chairman and Director
Harold C. Bevis	61	President, Chief Executive Officer and Director
Roger L. Fix	66	Director
Wayne M. Rancourt	58	Director
James R. Ray, Jr.	57	Director
Janice E. Stipp	61	Director
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
Harold C. Bevis has served as President and Chief Executive Officer since March 2020 and as a Director since June 2014. He brings 27 years of leadership experience to the position, including 24 years of experience as a business leader with leadership assignments at GE and Emerson Electric; and 16 years of experience as a CEO, President and Director of global manufacturing companies. He has worked in public companies for 15+ years and private companies for 15+ years. Mr. Bevis served as President, Chief Executive Officer and Director of Xerium Technologies, Inc. (NYSE:XRM) from August 2012 to April 2017, and served as Chairman and CEO of Boxlight Corporation from January 2020 to March 2020 and served as a Director of Boxlight Corporation from March 2018 to March 2020.
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
Wayne M. Rancourt has served as a Director since July 2016. Mr. Rancourt has served as Executive Vice President, Chief Financial Officer & Treasurer of Boise Cascade Company since August 2009, a $5.5 billion in revenues North American based manufacturing and distribution company. Mr. Rancourt has over 30 years of experience in various finance roles including chief financial officer, treasurer, investor relations, strategic planning, as well as internal audit.

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

James R. Ray, Jr. has served as Director since March 2020. In November 2020, Mr. Ray retired as President, Engineered Fastening at Stanley Black & Decker, Inc. where he held various global industrial P&L and operational leadership roles since 2013. Prior to Stanley Black & Decker, Mr. Ray spent more than 25 years in global P&L and engineering leadership roles at TE Connectivity, Delphi and GM. Mr. Ray has served on the Board of RR Donnelley and Sons since February 2021.

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
B.Executive Officers
The following table sets forth certain information with respect to our executive officers as of March 9, 2021:

Name	Age	Principal Position(s)
Harold C. Bevis	61	President, Chief Executive Officer and Director
Christopher H. Bohnert	54	Chief Financial Officer
Douglas F. Bowen	64	Senior Vice President and Managing Director of Global Seating
Harold C. Bevis has served as President and Chief Executive Officer since March 2020 and as a Director since June 2014. He brings 27 years of leadership experience to the position, including 24 years of experience as a business leader with leadership assignments at GE and Emerson Electric; and 16 years of experience as a CEO, President and Director of global manufacturing companies. He has worked in public companies for 15+ years and private companies for 15+ years. Mr. Bevis served as President, Chief Executive Officer and Director of Xerium Technologies, Inc. (NYSE:XRM) from August 2012 to April 2017, and served as Chairman and CEO of Boxlight Corporation from January 2020 to March 2020 and served as a Director of Boxlight Corporation from March 2018 to March 2020.

Christopher H. Bohnert has served as Chief Financial Officer since October 2020. Mr. Bohnert, has more than 25 years of global financial leadership experience across a wide range of industries. Mr. Bohnert was previously with Calumet Specialty Products Partners, L.P. where he served as Chief Accounting Officer and subsequently Chief Financial Officer for Finished Lubricants & Chemicals, from 2017 to October 2020. Prior to that, Mr. Bohnert served as Chief Accounting Officer of Titan International, Inc. from 2015 to 2017. From 2013 to 2015, Mr. Bohnert served as Chief Financial Officer of Silgan Plastics Corporation. From 2005 to 2012, Mr. Bohnert was Chief Financial Officer of AB Mauri Fleischmann’s. Mr. Bohnert began his career in public accounting at KPMG LLP. Mr. Bohnert holds a Bachelor of Science degree in Business Administration, Economics, and Accountancy from the University of Missouri, and a Master of Science in Accountancy from the University of South Carolina. Mr. Bohnert is also a Certified Public Accountant (Inactive status).
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
C.Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2020 Proxy Statement.
Item 11.Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2020 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2021 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2020:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2020 Equity Incentive Plan approved by security holders	—	$—	2,867,653
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2020 Proxy Statement.
Item 13    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2021 Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the section labeled “Proposal No. 3 - Ratification of Appointment of the Independent Registered Public Accounting Firm,” which appears in CVG’s 2021 Proxy Statement.

PART IV
Item 15.Exhibits
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

3.7
Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to the Company’s Current Report (File No. 001-34365,) filed on June 25, 2020).

4.1	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

4.2	Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.3	Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.4	Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.5	Commercial Vehicle Group, Inc. Amendment No. 1 to Rights Agreement, dated as of March 9, 2011, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2011).

4.6	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1/A (File No. 333-115708), filed August 3, 2004).

4.7	Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.8	Second Amended and Restated Loan and Security Agreement, dated as of November 15, 2013, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender, (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 21, 2013).

4.9	Third Amended and Restated Loan and Security Agreement, dated as of April 12, 2017, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.10	Term Loan Agreement, dated as of April 12, 2017, by and among the Company, Bank of America, N.A., as administrative agent, and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.11	Description of Securities (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020.

Exhibit No.	Description

10.1*	Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 13, 2011).

10.2*	Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company proxy statement on Form Schedule 14A (File No. 001-34365), filed on April 11, 2014).

10.3*	Amended and Restated Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company's current report on Form 8-K (File No. 001-34365), filed on May 17, 2017).

10.4*	Commercial Vehicle Group, Inc. 2017 Annual Incentive Plan (incorporated by reference from the Company current report on Form 10-Q (File No. 001-34365), filed on May 5, 2017).

10.5*	Commercial Vehicle Group, Inc. Annual Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 14, 2018).

10.6	Registration Agreement, dated October 5, 2000, by and among Bostrom Holding, Inc. and the investors listed on Schedule A attached thereto (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-115708), filed on May 21, 2004).

10.7	Joinder to the Registration Agreement, dated as of May 20, 2004, by and among Commercial Vehicle Group, Inc. and the prior stockholders of Trim Systems (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 000-50890), filed on September 17, 2004).

10.8	Assignment and Assumption Agreement, dated as of June 1, 2004, between Mayflower Vehicle Systems PLC and Mayflower Vehicle Systems, Inc. (incorporated by reference to the Company’s registration statement on Form S-1 (File No. 333-125626), filed on June 8, 2005).

10.9*	Form of Cash Performance Award pursuant to the Commercial Vehicle Group, Inc. Fourth Amended and Restated Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-34365), filed on March 11, 2013).

10.10*	Form of Restricted Stock Agreement pursuant to the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (incorporated by reference from the Company quarterly report on Form 10-Q (File No. 001-34365), filed on November 7, 2014).

10.11*	Offer letter, dated September 27, 2013, to C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 30, 2013).

10.12*	Change in Control & Non-Competition Agreement dated January 23, 2014 with C. Timothy Trenary (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on January 24, 2014).

10.13*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.14*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.15*	Change in Control & Non-Competition Agreement dated October 24, 2014 with Patrick Miller (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 28, 2014).

10.16*	Employment Agreement, dated as of March 22, 2016, between the Company and Patrick E. Miller (incorporated by reference to the company’s current report on form 8-K (File No. 001-34365), filed on March 24, 2016).

10.17*	Retention Bonus Agreement between the Company and Mr. Trenary effective March 22, 2016 (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on August 3, 2016).

10.18*	Offer letter, dated May 25, 2017, to Douglas Bowen (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

10.19*
Change in Control & Non-Competition Agreement dated November 7, 2017 with Douglas Bowen (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

10.20*	Offer letter, dated March 23, 2020, to Harold Bevis (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 26, 2020)

10.21*	Employment Agreement between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of September 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 11, 2020)

10.22*	Restricted Stock Agreement between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of April 3, 2020.

10.23*	Performance Award Agreement (cash) between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of January 6, 2021.

10.24*	Performance Award Agreement (performance shares) between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of January 6, 2021.

10.25*	Restricted Stock Agreement between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of December 31, 2020.

10.26*	Offer letter, dated October 5, 2020, to Christopher Bohnert (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on October 5, 2020)

10.27*	Offer letter, dated November 11, 2020, to Angela O’Leary (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 17, 2020)

10.28*	Change in Control & Non-Competition Agreement dated March 8, 2021 with Christopher Bohnert.

10.29*	Change in Control & Non-Competition Agreement dated March 8, 2021 with Angela O’Leary.

10.30	Amendment No. 2 dated as of May 11, 2020, to the Third Amended and Restated Loan and Security Agreement dated as of April 12, 2017 among the Company, the other Borrowers, the Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on August 10, 2020).

10.31	First Amendment to Term Loan and Security Agreement, dated as of May 11, 2020 among the Company, its Subsidiaries, the Lenders and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on August 10, 2020

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.

31.2	302 Certification by Christopher H. Bohnert, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Harold C. Bevis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by Christopher H. Bohnert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S—K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.
    All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ Harold C. Bevis
Harold C. Bevis
President and Chief Executive Officer
Date: March 9, 2021
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2021.

Signature	Title

/s/ Robert C. Griffin	Chairman and Director
Robert C. Griffin

/s/ Harold C. Bevis	President, Chief Executive Officer
Harold C. Bevis	(Principal Executive Officer) and Director

/s/ Roger L. Fix	Director
Roger L. Fix

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ James R. Ray, Jr.	Director
James R. Ray, Jr.

/s/ Janice E. Stipp	Director
Janice E. Stipp

/s/ Christopher H. Bohnert	Chief Financial Officer
Christopher H. Bohnert	(Principal Financial Officer)

/s/ Angela M. O'Leary	Chief Accounting Officer
Angela M. O'Leary	(Principal Accounting Officer)