Form 10-Q
period 2021-03-31
Commercial Vehicle Group, Inc.
filed 2021-05-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 4, 2021 was 32,935,924 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(Unaudited) (In thousands, except per share amounts)
Revenues	$245,122	$187,105
Cost of revenues	214,001	166,802
Gross profit	31,121	20,303
Selling, general and administrative expenses	15,718	17,959
Goodwill and other impairment	—	28,867
Operating income (loss)	15,403	(26,523)
Other (income) expense	(656)	741
Interest expense	5,041	4,624
Income (loss) before provision for income taxes	11,018	(31,888)
Provision (benefit) for income taxes	2,528	(7,294)
Net income (loss)	$8,490	$(24,594)
Earnings (loss) per Common Share:
Basic	$0.27	$(0.80)
Diluted	$0.26	$(0.80)
Weighted average shares outstanding:
Basic	31,264	30,806
Diluted	32,307	30,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
	(Unaudited) (In thousands)
Net income (loss)	$8,490	$(24,594)
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(2,072)	(4,805)
Minimum pension liability, net of tax	286	(447)
Derivative instrument, net of tax	(426)	(2,778)
Other comprehensive loss	(2,212)	(8,030)
Comprehensive income (loss)	$6,278	$(32,624)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$38,136	$50,503
Accounts receivable, net of allowances of $670 and $644, respectively	186,036	151,101
Inventories	109,008	91,247
Other current assets	22,043	17,686
Total current assets	355,223	310,537
Property, plant and equipment, net	59,882	62,776
Intangible assets, net	20,926	21,804
Deferred income taxes	24,603	25,981
Other assets, net	31,252	33,275
Total assets	$491,886	$454,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,453	$112,402
Accrued liabilities and other	51,681	50,056
Current portion of long-term debt	2,430	2,429
Total current liabilities	189,564	164,887
Long-term debt	152,035	144,147
Pension and other post-retirement benefits	14,668	15,296
Other long-term liabilities	33,004	34,673
Total liabilities	389,271	359,003
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 31,381,845 and 31,249,811 shares issued and outstanding respectively)	315	313
Treasury stock, at cost: 1,567,654 and 1,560,623 shares, respectively	(11,893)	(11,893)
Additional paid-in capital	250,277	249,312
Retained deficit	(88,866)	(97,356)
Accumulated other comprehensive loss	(47,218)	(45,006)
Total stockholders’ equity	102,615	95,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$491,886	$454,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,490	$(24,594)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,642	4,640
Impairment expense	—	28,867
Noncash amortization of debt financing costs	538	340
Payment in kind interest expense	1,705	—
Shared-based compensation expense	965	862
Deferred income taxes	1,603	(7,990)
Non-cash loss (income) on derivative contracts	(212)	918
Change in other operating items:
Accounts receivable	(35,564)	(9,891)
Inventories	(18,255)	(3,259)
Prepaid expenses	(3,426)	728
Accounts payable	22,930	12,321
Other operating activities, net	1,213	7,403
Net cash provided by (used in) operating activities	(15,371)	10,345
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,736)	(3,472)
Proceeds from disposal/sale of property, plant and equipment	27	4
Net cash used in investing activities	(1,709)	(3,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of revolving credit facility	6,800	15,000
Repayment of term loan	(1,094)	(1,094)
Other financing activities	(232)	(62)
Net cash provided by financing activities	5,474	13,844

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(761)	(2,177)

NET INCREASE (DECREASE) IN CASH	(12,367)	18,544

CASH:
Beginning of period	50,503	39,511
End of period	$38,136	$58,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46,014	—	—	862	—	—	862
Total comprehensive income	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847,269	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926

Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Share-based compensation expense	132,034	2	—	965	—	—	967
Total comprehensive income (loss)	—	—	—	—	8,490	(2,212)	6,278
Balance - March 31, 2021	31,381,845	$315	$(11,893)	$250,277	$(88,866)	$(47,218)	$102,615
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

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its subsidiaries. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted.

The preparation of financial statements in conformity with GAAP in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), which includes a complete set of footnote disclosures, including the Company's significant accounting policies.
2. Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Also, in January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope", to clarify that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. ASU 2020-04 and ASU 2021-01 are effective beginning on March 12, 2020 and the amendments will be applied prospectively through December 31, 2022. We are evaluating the effect these ASUs will have on the Company.
Accounting Pronouncements Implemented in the three months ended March 31, 2021
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and otherwise clarifies and amends existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company implemented ASU 2019-12 as of January 1, 2021 and the ASU did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
In October 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-10, "Codification Improvements". The ASU updates various codification topics by clarifying and improving disclosure requirements to align with the SEC's regulations. The Company implemented ASU 2020-10 as of January 1, 2021 and the ASU did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $186.0 million as of March 31, 2021 and $151.1 million as of December 31, 2020. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended March 31, 2021
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$2,442	$86,992	$(7,288)	$82,146
Electrical wire harnesses, panels and assemblies	90,852	3,880	(375)	94,357
Trim	37,386	72	(421)	37,037
Cab structures and sleeper boxes	20,657	—	—	20,657
Mirrors, wipers and controls	10,903	150	(128)	10,925
Total	$162,240	$91,094	$(8,212)	$245,122

	Three Months Ended March 31, 2020
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$367	$72,864	$(62)	$73,169
Electrical wire harnesses, panels and assemblies	54,276	408	(56)	54,628
Trim	30,509	1,919	(516)	31,912
Cab structures and sleeper boxes	14,700	—	—	14,700
Mirrors, wipers and controls	12,246	790	(340)	12,696
Total	$112,098	$75,981	$(974)	$187,105

4. Debt
Debt consisted of the following:

	March 31, 2021	December 31, 2020
Term loan and security agreement due 2023	$151,561	$150,950
Revolving credit facility due 2026	6,800	—
Unamortized discount and issuance costs	(3,896)	(4,374)
	$154,465	$146,576
Less: current portion, net of unamortized discount and issuance costs of $1.9 million and $1.9 million, respectively	(2,430)	(2,429)
Total long-term debt, net of current portion	$152,035	$144,147
On April 30, 2021, the Company refinanced its outstanding debt. See Note 18, Subsequent Event in this Form 10-Q.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into a $175.0 million senior secured term loan credit facility (the "Term Loan Facility"), maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”), the terms of which are described in Note 3, Debt in our 2020 Form 10-K.
The TLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 3, Debt in our 2020 Form 10-K. We were in compliance with the covenants as of March 31, 2021.

Revolving Credit Facility
On September 18, 2019, the Company entered into an amendment of the Third Amended and Restated Loan and Security Agreement (the “Third ARLS Agreement”), dated as of April 12, 2017, the terms of which are described in Note 3, Debt in our 2020 10-K and which governs the Company’s asset based revolving credit facility (the “Revolving Credit Facility”).
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
At March 31, 2021 we had $6.8 million of borrowings under the revolving credit facility, outstanding letters of credit were $1.4 million and we had availability of $81.9 million. The unamortized deferred financing fees associated with the revolving credit facility were $0.5 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively, are being amortized over the remaining life of the agreement. At December 31, 2020, we did not have borrowings under the revolving credit facility; and we had outstanding letters of credit of $1.6 million.
The Third ARLS Agreement contains customary restrictive, financial maintenance and reporting covenants that are described in Note 3, Debt in our 2020 Form 10-K and as described below. The Company was in compliance with all applicable covenants as of March 31, 2021.
Revolving Credit Amendment
On March 1, 2021, the Commercial Vehicle Group, Inc. and certain of its subsidiaries entered into Amendment No. 3 (the “Revolving Amendment”), which amends the terms of the Third ARLS Agreement, among other things, to extend the maturity date of the Revolving Credit Facility to March 1, 2026 and to remove the condition that the first $7.0 million of the $90.0 million Revolver Commitments are available as a first-in, last-out facility.
The Third ARLS Agreement, as amended, also allows the Company to increase the size of the Revolving Credit Facility by up to $50.0 million with the consent of Lenders providing the increase in the Revolving Credit Facility.
The Third ARLS Agreement, provides that loans outstanding under the Revolving Credit Facility accrue interest at a per annum rate based on (at the Company’s election) the base rate or the LIBOR rate plus a margin determined by reference to availability under the Revolving Credit Facility as follows, subject to a LIBOR floor of 0.25%:

Level	Average Daily Availability	Base Rate Loans	LIBOR Loans
III	≥ $30,000,000	0.50%	1.50%
II	> $15,000,000 but < $30,000,000	0.75%	1.75%
I	≤ $15,000,000	1.00%	2.00%
The Third ARLS Agreement, provides for an unused line fee of 0.20% on undrawn amounts under the Revolving Credit Facility if Revolver Usage is equal to or greater than 50% of the Revolver Commitment and a fee of 0.25% if Revolver Usage is less than 50% of the Revolver Commitment.
The Third ARLS Agreement, requires maintenance of a minimum fixed charge coverage ratio if availability under the Revolving Credit Facility is less than the greater of (i) $5.0 million, and (ii) 10% of the lesser of the Revolver Commitment and the Borrowing Base. The minimum fixed charge coverage ratio must be maintained until availability under the Revolving Credit Facility has been greater than or equal to the greater of (i) $5.0 million, and (ii) 10% of the lesser of the Revolver Commitment and the Borrowing Base for 60 consecutive days.
Cash Paid for Interest
For the three months ended March 31, 2021 and 2020, cash payments for interest were $3.0 million and $3.2 million, respectively.
5. Goodwill and Intangible Assets
Goodwill represents the excess of acquisition purchase price over the fair value of net assets acquired. During the first quarter of 2020, as a result of the Company’s market capitalization value being less than the carrying value of its equity for a duration of time, the Company determined it had an impairment indicator. Accordingly, the Company estimated the fair value of each of the reporting units with goodwill by discounting the estimated cash flows of each reporting unit. The estimated fair values of the reporting units were then compared to their net carrying values as of March 31, 2020 and, as a result, the Company recognized $27.1 million impairment of goodwill, which represented the carrying amount of goodwill prior to the impairment charge. The impairment charge is presented in Goodwill and other impairment in the Condensed Consolidated Statements of Operations.
The changes in the carrying amounts of goodwill are as follows:

	Electrical Systems	Global Seating	Total
Balance - December 31, 2019	$22,802	$5,014	$27,816
Finalization of FSE Purchase Accounting	(537)	—	(537)
Goodwill impairment	(22,265)	(4,809)	(27,074)
Currency translation adjustment	—	(205)	(205)
Balance - December 31, 2020	$—	$—	$—
Our definite-lived intangible assets were comprised of the following:

		March 31, 2021			December 31, 2020
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,622	$(4,773)	$6,849	$11,634	$(4,681)	$6,953
Customer relationships	15 years	14,857	(7,780)	7,077	14,881	(7,536)	7,345
Technical know-how	5 years	9,790	(3,018)	6,772	9,790	(2,529)	7,261
Covenant not to compete	5 years	330	(102)	228	330	(85)	245
		$36,599	$(15,673)	$20,926	$36,635	$(14,831)	$21,804

The aggregate intangible asset amortization expense was $0.9 million for the three months ended March 31, 2021 and 2020 respectively.

6. Fair Value Measurement
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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and in Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated

Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of March 31, 2021, the hedge contract for transactions denominated in Ukrainian Hryvnia was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swap Agreement. To manage our exposure to variable interest rates, we have entered into an agreement (the “Interest Rate Swap Agreement”) with Bank of America, N.A. whereby the Company has agreed to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Interest Rate Swap Agreement is intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the senior secured term loan facility. As of March 31, 2021, the Interest Rate Swap Agreement was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in the Condensed Consolidated Statements of Operations.
Contingent Consideration. As a result of the acquisition of the First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent consideration”). The Contingent consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. The estimate of $4.7 million was recorded within other long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2019. The total undiscounted Contingent consideration payment is estimated at $10.8 million and the fair value is $9.0 million as of March 31, 2021, and is presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other long term liabilities.
The fair values of our derivative assets and liabilities and contingent consideration measured on a recurring basis are categorized as follows:

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$1,510	$—	$1,510	$—	$1,882	$—	$1,882	$—
Interest rate swap agreement	$756	$—	$756	$—	$936	$—	$936	$—
Liabilities:
Interest rate swap agreement	$1,687	$—	$1,687	$—	$2,080	$—	$2,080	$—
Contingent consideration	$9,048	$—	$—	$9,048	$8,800	$—	$—	$8,800

Details of the changes in value for the Contingent consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent consideration liability balance at December 31, 2020	$8,800
Change in fair value	248
Contingent consideration liability balance at March 31, 2021	$9,048
The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2021		December 31, 2020
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$18,698	$18,955	$14,675	$16,558

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		March 31, 2021	December 31, 2020
Foreign exchange contracts	Other current assets	$1,510	$1,882
Interest rate swap agreement	Accrued liabilities and other	$756	$936

	Derivative Liability
	Balance Sheet Location	Fair Value
		March 31, 2021	December 31, 2020
Interest rate swap agreement	Accrued liabilities and other	$1,687	$2,080

	Derivative Equity
	Balance Sheet Location	Fair Value
		March 31, 2021	December 31, 2020
Foreign exchange contracts	Accumulated other comprehensive loss	$1,015	$1,441
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2021	2020
	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
Foreign exchange contracts	Cost of revenues	$(307)	$—
Interest rate swap agreement	Interest and other expense	$2	$(996)
Foreign exchange contracts	Other (income) expense	$(182)	$—
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$147,665	$145,960	$146,576	$144,878
Revolving credit facility	$6,800	$6,800	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $145.2 million as of March 31, 2021, and current portion of long-term debt of $2.4 million and long-term debt of $144.1 million as of December 31, 2020.

7. Leases
The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$2,500	$2,466
Finance lease cost
Amortization of right-of-use assets	92	89
Interest on lease liabilities	8	12
Total finance lease cost	100	101
Short-term lease cost	1,370	1,029
Total lease expense	$3,970	$3,596

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets, net	Other assets, net	$28,218	$30,047

Current liabilities	Accrued liabilities and other	8,639	9,236
Non-current liabilities	Other long-term liabilities	22,002	23,932
Total operating lease liabilities		$30,641	$33,168

Finance Leases
Right-of-use assets		$1,314	$1,410
Accumulated depreciation		(651)	(643)
Right-of-use assets, net	Other assets, net	663	767

Current liabilities	Accrued liabilities and other	267	293
Non-current liabilities	Other long-term liabilities	367	434
Total finance lease liabilities		$634	$727

For the three months ended March 31, 2021 and 2020, cash payments on operating leases were $2.2 million and $2.6 million, respectively.

Right-of-use Assets Impairment. The impairment of an operating lease right-of-use asset of $0.4 million was recorded for the first quarter ended March 31, 2020. The impairment charge is presented in Goodwill and other impairment in the Condensed Consolidated Statements of Operations.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2021	$8,002	$224	$8,226
2022	9,640	197	9,837
2023	5,831	128	5,959
2024	4,594	79	4,673
2025	3,983	42	4,025
Thereafter	3,949	—	3,949
Total lease payments	$35,999	$670	$36,669
Less: Imputed interest	(5,358)	(36)	(5,394)
Present value of lease liabilities	$30,641	$634	$31,275
8. Income Taxes
For the three months ended March 31, 2021 we recorded a $2.5 million tax provision, or 23% effective tax rate for the period, compared to a $7.3 million tax benefit for the three months ended March 31, 2020. The effective tax rate in the current three month period is higher than the U.S. federal income tax rate primarily as a result of U.S. state and non-U.S. income taxes. The Company’s prior year tax benefit was primarily a result of pre-tax net loss for the three months ended March 31, 2020.
For the three months ended March 31, 2021 and 2020, cash paid for taxes, net of refunds received were $1.0 million and $0.8 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Interest cost	208	281	161	204
Expected return on plan assets	(553)	(519)	(250)	(263)
Amortization of prior service cost	2	74	14	11
Recognized actuarial loss	74	2	239	143
Net (benefit) cost	$(269)	$(162)	$164	$95

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in other expense (income) within the Condensed Consolidated Statements of Operations.
10. Performance Awards

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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2020	$976
Adjustments	179
Payments	(300)
Adjusted Award Value at March 31, 2021	$855
Unrecognized compensation expense was $3.0 million and $0.6 million as of March 31, 2021 and 2020, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards.
Restricted Stock Awards – Restricted stock is a grant of shares of common stock that may not be sold, encumbered or disposed of and that may be forfeited in the event of certain terminations of employment or in the case of the board of directors, a separation for cause, prior to the end of a restricted period set by the compensation committee of the board of directors. Forfeitures are recorded as they occur. A participant granted restricted stock generally has all of the rights of a stockholder, unless the compensation committee determines otherwise. Time-based restricted stock awards generally vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period. Performance-based stock awards vest over the specified period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period at the Company’s discretion if the Company meets the performance targets set at the time of the award was granted.
As of March 31, 2021, there was approximately $6.2 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of March 31, and changes during the Three Months Ended March 31, are presented below:

	2021
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2020	1,263	$3.48
Granted	371	6.58
Vested	(139)	3.24
Forfeited	(4)	6.35
Nonvested - March 31, 2021	1,491	$4.46
As of March 31, 2021, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 31,381,845 and 31,249,811 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares were outstanding as of March 31, 2021 and December 31, 2020.

Diluted earnings per share for the three and three months ended March 31, 2021 and 2020 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$8,490	$(24,594)
Weighted average number of common shares outstanding (in '000s)	31,264	30,806
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	1,043	—
Dilutive shares outstanding	32,307	30,806
Basic earnings (loss) per share	$0.27	$(0.80)
Diluted earnings (loss) per share	$0.26	$(0.80)

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per shares for the three months ended March 31, 2021 and 2020.
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

On April 15, 2021, the Company, and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent (“Rights Agent”), entered into an amendment (the “Amendment”) to the Rights Agreement, dated as of June 25, 2020, by and between the Company and Rights Agent (the “Rights Agreement”). Pursuant to the Amendment, the Final Expiration Date of the Rights (each as defined in the Rights Agreement) was advanced from June 24, 2021 to April 15, 2021. As a result of the Amendment, the Rights are no longer outstanding.

13. Other Comprehensive Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefits plans	Accumulated other comprehensive loss
Balance - December 31, 2020	$(19,024)	1,441	$(27,423)	$(45,006)
Net current period change	(2,072)	—	—	(2,072)
Derivative instruments	—	(426)	—	(426)
Amortization of actuarial gains	—	—	286	286
Balance - March 31, 2021	$(21,096)	$1,015	$(27,137)	$(47,218)

	Foreign currency translation adjustment	Derivative instruments	Pension and post-retirement benefit plans	Accumulated other comprehensive loss
Balance - December 31, 2019	$(24,032)	$464	$(22,382)	$(45,950)
Net current period change	(4,805)	—	—	(4,805)
Derivative instruments	—	(2,778)	—	(2,778)
Amortization of actuarial losses	—	—	(447)	(447)
Balance - March 31, 2020	$(28,837)	$(2,314)	$(22,829)	$(53,980)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended March 31, 2021
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial gains	$399	$(113)	$286
Derivative instruments	(556)	130	(426)
Cumulative translation adjustment	(2,072)	—	(2,072)
Total other comprehensive loss	$(2,229)	$17	$(2,212)

	Three Months Ended March 31, 2020
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$(554)	$107	$(447)
Derivative instruments	(3,488)	710	(2,778)
Cumulative translation adjustment	(4,805)	—	(4,805)
Total other comprehensive loss	$(8,847)	$817	$(8,030)

14. Cost Reduction and Manufacturing Capacity Rationalization

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

The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2020	$463	$40	$176	$679
Payments and other adjustments	(186)	(40)	(36)	(262)
March 31, 2021	$277	$—	$140	$417

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2019	$1,276	$102	$947	$2,325
New charges	—	131	40	171
Payments and other adjustments	(848)	(196)	(248)	(1,292)
March 31, 2020	$428	$37	$739	$1,204
Approximately $0.1 million in employee costs were incurred in the three months ended March 31, 2020 in the Global Seating Segment and is included in cost of revenues.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2021, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2021 and 2020, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended March 31, 2021 and 2020, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following presents a summary of the warranty provision for the three months ended March 31, 2021:

Balance - December 31, 2020	$2,041
Provision for warranty claims	108
Deduction for payments made and other adjustments	(354)
Balance - March 31, 2021	$1,795
Debt Payments - As disclosed in Note 4, Debt, the TLS Agreement requires the Company to repay a fixed amount of principal on a quarterly basis, make mandatory prepayments of excess cash flows and voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years (see also Note 18, Subsequent Event):

	Term Loan	Revolving credit facility	Total
Remainder of 2021	$3,281	$—	$3,281
2022	$4,375	$—	$4,375
2023	$143,905	$—	$143,905
2024	$—	$—	$—
2025	$—	$—	$—
Thereafter	$—	$6,800	$6,800

16. Segment Reporting
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
The following table presents segment revenues, gross profit, selling, general and administrative expenses, amortization expense, operating income, capital expenditures, depreciation expense and other items for the three months ended March 31, 2021 and 2020. The table does not include assets as the CODM does not review assets by segment.

	Three Months Ended March 31, 2021
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$159,687	$85,435	$—	$245,122
Intersegment revenues	2,553	5,659	(8,212)	—
Total revenues	$162,240	$91,094	$(8,212)	$245,122
Gross profit	$20,270	$10,888	$(37)	$31,121
Selling, general & administrative expenses	5,403	5,344	4,971	15,718
Operating income (loss)	$14,867	$5,544	$(5,008)	$15,403

	Three Months Ended March 31, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$111,167	$75,938	$—	$187,105
Intersegment revenues	931	43	(974)	—
Total revenues	$112,098	$75,981	$(974)	$187,105
Gross profit	$10,946	$9,371	$(14)	$20,303
Selling, general & administrative expenses	4,679	4,923	8,357	17,959
Goodwill and other impairment	23,415	4,809	643	28,867
Operating loss	$(17,148)	$(361)	$(9,014)	$(26,523)

17. Other Financial Information
Items reported in inventories consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$80,990	$65,334
Work in process	14,711	13,373
Finished goods	13,307	12,540
	$109,008	$91,247
Items reported in property, plant, and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Land and buildings	$30,335	$30,305
Machinery and equipment	189,364	189,939
Construction in progress	2,107	1,558
Property, plant, and equipment, gross	221,806	221,802
Less accumulated depreciation	(161,924)	(159,026)
Property, plant and equipment, net	$59,882	$62,776
Items reported in accrued expenses and other liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Compensation and benefits	$15,745	$13,172
Operating lease liabilities	8,639	9,236
Contingent consideration	5,000	4,870
Taxes payable	4,274	4,057
Accrued freight	3,996	2,556
Insurance	2,408	2,705
Other	11,619	13,460
	$51,681	$50,056

18. Subsequent Event
On April 30, 2021, Commercial Vehicle Group, Inc. (the “Company”) and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) between, among others, Bank of America, N.A. as administrative agent (the “Administrative Agent”) and other lenders party thereto (the “Lenders”) pursuant to which the Lenders made available a $150 million Term Loan Facility (the “Term Loan Facility”) and a $125 million Revolving Credit Facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Subject to the terms of the Credit Agreement, the Revolving Credit Facility includes a $10 million swing line sublimit and a $10 million letter of credit sublimit. The Credit Agreement provides for an incremental term facility agreement and/or an increase of the Revolving Credit Facility (together, the “Incremental Facilities”), in a maximum aggregate amount of (a) up to the date of receipt of financial statements for the fiscal quarter ending June 30, 2022, $75 million, and (b) thereafter, (i) $75 million less the aggregate principal amount of Incremental Facilities incurred before such date, plus (ii) an unlimited amount if the pro forma consolidated total leverage ratio (assuming the Incremental Facilities are fully drawn) is less than 2.50:1.0. The Credit Facilities mature on April 30, 2026 (the “Maturity Date”).

The proceeds of the Credit Facilities will be used, together with cash on hand of the Company, to (a) fund the redemption, satisfaction and discharge of all of the Company’s outstanding secured credit facility due 2023 (the “2023 Term Loan Facility”) issued pursuant to a term facility agreement (the “Term Facility Agreement”) between, among others, Bank of America, N.A. as administrative agent and other lender parties thereto, (b) fund the redemption, satisfaction and discharge of all of the Company’s asset-based revolving credit facility (the “ABL Revolving Credit Facility”) issued pursuant to a facility agreement (the “ABL Facility Agreement”) between, among others, Bank of America, N.A. as agent and certain financial institutions as lenders, (c) pay transaction costs, fees and expenses incurred in connection therewith and in connection with the Credit Agreement, and (d) for working capital and other lawful corporate purposes of the Company and its subsidiaries. The Company expects to recognize a loss on extinguishment of debt of approximately $7.2 million, including non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility and a voluntary repayment premium during the financial quarter ending June 30, 2021.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

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
Commercial Trends in the North America Commercial Truck Markets
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Heavy-duty truck OEMs generally afford the end-user the ability to specify many of the component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
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
With respect to the North American medium-duty (or "Class 5-7") market, we primarily participate in the Class 6 and 7 portion of the market. The medium-duty truck market is influenced by overall economic conditions but has historically been less cyclical than the North American Class 8 truck market, with highs and lows generally not as pronounced as the Class 8 truck market.
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
Other Key Developments
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
During the quarter ended March 31, 2021, we experienced supply constraints and material cost increases. The impact of the pandemic and related economic recovery continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and minimize disruptions and delays in production, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.
As we begin the second quarter, demand for our products is being negatively impacted by the global shortage of semiconductor chips. We are proactively managing labor shortages due to local dynamics around our primary manufacturing facilities, material inflation, and global supply constraints including, foam supply shortages tied to recent storms in Texas and Mexico.
On April 30, 2021, the Company closed on $275 million in senior secured credit facilities, consisting of a $150 million Term Loan A and a $125 million Revolving Credit Facility. The Company expects to recognize a loss on extinguishment of debt of approximately $7.2 million, including non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility and a voluntary repayment premium during the financial quarter ending June 30, 2021. See Note 18, Subsequent Event in this Form 10-Q.

Consolidated Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$245,122	$187,105	$58,017	31.0%
Gross profit	$31,121	$20,303	$10,818	53.3
Selling, general and administrative expenses	$15,718	$17,959	$(2,241)	(12.5)
Goodwill and other impairment	$—	$28,867	$(28,867)	(100.0)
Other (income) expense	$(656)	$741	$(1,397)	NM [1]
Interest expense	$5,041	$4,624	$417	9.0
Provision (benefit) for income taxes	$2,528	$(7,294)	$9,822	NM [1]
Net income (loss)	$8,490	$(24,594)	$33,084	NM [1]
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $13.9 million, or 18.6%, increase in OEM North American MD/HD Truck revenues;
•a $33.9 million, or 423.8%, increase in warehouse automation revenues;
•a $11.1 million, or 34.4%, increase in OEM construction equipment revenues; and
•a $0.9 million, or 3.0%, decrease in aftermarket and OES revenues.

First quarter 2021 revenues were favorably impacted by foreign currency exchange translation of $4.3 million, which is reflected in the change in revenues above.
Gross Profit. The $10.8 million increase in gross profit is primarily attributable to the increase in sales volume and improved cost structure, partially offset by material price increases and sales mix. Included in gross profit is cost of revenues, which increased $47.2 million, or 28.3%, as a result of an increase in raw material and purchased component costs of $39.9 million, or 38.2%, and an increase in labor and overhead expenses of $7.3 million, or 11.7%. As a percentage of revenues, gross profit margin was 12.7% for the three months ended March 31, 2021 compared to 10.9% for the three months ended March 31, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses decreased $2.2 million compared to the three months ended March 31, 2020, primarily due to the decrease in non-recurring payments relating to CEO transition and investigation expenses incurred during the prior year quarter of $4.7 million. As a percentage of revenues, SG&A expense was 6.4% for the three months ended March 31, 2021 compared to 9.6% for the three months ended March 31, 2020.
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
Other Expense. Other expenses decreased $1.4 million in the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020 due primarily to a favorable change in foreign currency of $1.1 million.
Interest Expense. Interest associated with our debt, and other expense was $5.0 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in interest expense primarily related to a $1.7 million Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020, offset by favorable change in interest rate swap adjustments of $1.0 million and a lower interest expense of $0.5 million due to declining interest rates.
Provision (Benefit) for Income Taxes. An income tax provision of $2.5 million and an income tax benefit of $7.3 million were recorded for the three months ended March 31, 2021 and 2020, respectively. The period over period change in income tax was primarily attributable to a $42.9 million increase in pre-tax income versus the prior year period.

Net Income (loss). Net income was $8.5 million for the three months ended March 31, 2021 compared to $24.6 million net loss for the three months ended March 31, 2020. The increase in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The table below sets forth certain Electrical Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$162,240	$112,098	$50,142	44.7%
Gross profit	$20,270	$10,946	$9,324	85.2
Selling, general & administrative expenses	$5,403	$4,679	$724	15.5
Goodwill and other impairment	$—	$23,415	$(23,415)	(100.0)
Operating income (loss)	$14,867	$(17,148)	$32,015	NM [1]
1.Not meaningful
Revenues. The increase in Electrical System Segment revenues resulted from:

•a $15.1 million, or 34.2%, increase in OEM North American MD/HD Truck revenues;
•a $30.9 million, or 386.3% increase in warehouse automation revenues;

•a $3.3 million, or 19.5%, increase in OEM construction equipment revenues;
•a $1.0 million, or 8.6% increase in aftermarket and OES revenue; and
•a $0.2 million, or 0.6%, decrease in other revenues.
Electrical System Segment revenues were favorably impacted by foreign currency exchange translation of $1.3 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $40.8 million, or 40.4%, as a result of an increase in raw material and purchased component costs of $34.6 million, or 55.7%, and an increase in labor and overhead expenses of $6.2 million, or 15.9%. As a percentage of revenues, gross profit margin was 12.5% for the three months ended March 31, 2021 compared to 9.8% for the three months ended March 31, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, related to a $0.2 million charge for milestone payments related to the performance of the FSE business.

Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the first quarter of 2020. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the three months ended March 31, 2020.
Global Seating Segment Results
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The table below sets forth certain Global Seating Segment operating data for the three months ended March 31 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$91,094	$75,981	$15,113	19.9%
Gross profit	$10,888	$9,371	$1,517	16.2
Selling, general & administrative expenses	$5,344	$4,923	$421	8.6
Goodwill and other impairment	$—	$4,809	$(4,809)	(100.0)
Operating income (loss)	$5,544	$(361)	$5,905	NM [1]
1.Not meaningful
Revenues. The increase in Global Seating Segment revenues resulted from:

•a $1.2 million, or 4.0%, decrease in OEM North American MD/HD Truck revenues;
•a $7.8 million, or 50.6%, increase in OEM construction equipment revenues;
•a $1.9 million, or 10.6%, decrease in aftermarket and OES sales; and
•a $10.4 million, or 84.6%, increase in other revenues.
Global Seating Segment revenues were favorably impacted by foreign currency exchange translation of $3.0 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $13.6 million, or 20.4%, as a result of an increase in raw material and purchased component costs of $12.5 million, or 28.9%, and an increase in labor and overhead expenses of $1.1 million, or 4.6%. As a percentage of revenues, gross profit margin was 12.0% for the three months ended March 31, 2021 compared to 12.3% for the three months ended March 31, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, consistent with the prior year amount on a percent of sales basis.

Impairment Expense. As a result of the Company's market capitalization maintaining a value less than the carrying value of its equity, the Company determined it had an impairment indicator during the first quarter of 2020. Accordingly, we recognized a $4.8 million impairment of goodwill for the three months ended March 31, 2020.

Liquidity and Capital Resources
During the three months ended March 31, 2021, the Company borrowed $6.8 million under its revolving credit facility. At March 31, 2021, the Company had liquidity of $120.0 million; $38.1 million of cash and $81.9 million of availability from the revolving credit facility.
Our primary sources of liquidity during the three months ended March 31, 2021 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of March 31, 2021, cash of $38.1 million was held by foreign subsidiaries. The Company had a $0.3 million deferred tax liability as of March 31, 2021 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity

Our ability to comply with the covenants in the TLS Agreement and the Third ARLS Agreement, as discussed in Note 4, Debt, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the TLS Agreement and the Third ARLS Agreement for the next twelve months as amended in accordance with Note 4, Debt; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the TLS Agreement and the Third ARLS Agreement, the lenders could declare an event of default under the TLS Agreement and the Third ARLS Agreement and our indebtedness thereunder could be declared immediately due and payable. The TLS Agreement and the Third ARLS Agreement contain cross default provisions. If we are unable to borrow under the Third ARLS Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Sources and Uses of Cash

	March 31, 2021	March 31, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$(15,371)	$10,345
Net cash used in investing activities	(1,709)	(3,468)
Net cash provided by financing activities	5,474	13,844
Effect of currency exchange rate changes on cash	(761)	(2,177)
Net increase (decrease) in cash	$(12,367)	$18,544
Operating activities. For the three months ended March 31, 2021, net cash used in operating activities was $15.4 million compared to net cash provided by operating activities of $10.3 million for the three months ended March 31, 2020. Net cash used in operating activities is primarily attributable to the increase in working capital for the three months ended March 31, 2021 as compared to the prior year period.
Investing activities. For the three months ended March 31, 2021, net cash used in investing activities was $1.7 million compared to $3.5 million for the three months ended March 31, 2020. In 2021, we expect capital expenditures to be in the range of $20 million to $25 million.
Financing activities. For the three months ended March 31, 2021, net cash provided by financing activities was $5.5 million compared to $13.8 million for the three months ended March 31, 2020. Net cash provided by financing activities for the three months ended March 31, 2021 is attributable to $6.8 million of borrowings under the revolving credit facility offset by a repayment of the senior secured term loan credit facility. Net cash used in financing activities for the three months ended March 31, 2020 is attributable to $15.0 million of borrowings under the revolving credit facility offset by a repayment of the senior secured term loan credit facility.
Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference. On April 30, 2021, the Company refinanced its outstanding debt. See Note 18, Subsequent Event in this Form 10-Q.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2020 Form 10-K.
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. At March 31, 2021, there have been no material changes to our critical accounting estimates from those disclosed in our 2020 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our financial condition and results of operations will be materially adversely affected by the coronavirus pandemic; (ii) volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition; (iii) material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock; (iv) our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects; (v) volatility and cyclicality in the commercial vehicle market could adversely affect us; (vi) we may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected; (vii) we may be unable to complete strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions; (viii) circumstances associated with our acquisition and divestiture strategy could adversely affect our results of operations and financial condition; (ix) our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues; (x) our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected; (xi) our major OEM customers may exert significant influence over us; (xii) we are subject to certain risks associated with our foreign operations; (xiii) the U.K.’s exit from the European Union (EU) could materially and adversely impact our results of operations, financial condition and cash flows; (xiv) we are subject to certain risks associated with our Mexican operations; (xv) decreased availability or increased costs of materials could increase our costs of producing our products; (xvi) we have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized; (xvii) our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results; (xviii) we may be unable to successfully introduce new products and, as a result, our business, and financial condition and results of operations could be materially and adversely affected (xix) we could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production; (xx) if we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be materially and adversely affected; (xxi) we may be adversely impacted by labor strikes, work stoppages and other matters; (xxii) our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary; (xxiii) our inability to successfully achieve operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings; (xxiv) the geographic profile of our taxable income could adversely impact our tax provision and therefore our results of operations; (xxv) exposure to currency exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could materially impact our results of operations; (xxvi) we have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights and our operations could be limited by the rights of others; (xxvii) our products may be susceptible to claims by third parties that our products infringe upon their proprietary rights; (xxviii) we may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources; (xxix) our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our financial condition and results of operations; (xxx) the agreement governing our senior secured revolving credit facility and the agreement governing our senior secured term loan credit facility contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected; (xxxi) our indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness; (xxxii) the transition away from LIBOR may adversely affect our cost to obtain financing and may negatively impact our interest rate swap agreements; (xxxiii) our operating results, revenues and expenses may fluctuate significantly from quarter-to-quarter or year-to-year, which could have an adverse effect on the market price of our common stock; (xxxiv) our common stock has historically had a low trading volume with limited analyst coverage and, as a result, any sale of a significant number of shares may depress the trading price of our stock; stockholders may be unable to sell their shares above the purchase price; (xxxv) provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock; (xxxvi) security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer; and (xxxvii) we face risks related to health epidemics that could impact our sales and operating results as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2020 and the Company's fillings with the SEC. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K. As of March 31, 2021, there have been no material changes in our exposure to market risk from those disclosed in our 2020 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, the risk factors discussed in "Risk Factors" and other risks discussed in our 2020 Form 10-K and our filings with the SEC since December 31, 2020. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable.

ITEM 6    Exhibits

10.1	Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement originally dated as of April 12, 2017, among Commercial Vehicle Group, Inc. and certain of its subsidiaries and Bank of America, N.A., as agent, and certain financial institutions as lenders dated as of March 1, 2021.
10.2*	Change in Control & Non-Competition Agreement dated March 8, 2021 with Christopher Bohnert (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 9, 2021).
10.3*	Change in Control & Non-Competition Agreement dated March 8, 2021 with Angela O’Leary (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 9, 2021).
31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.
31.2	302 Certification by Christopher H. Bohnert, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 4, 2021	By	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2021	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)