Form 10-Q
period 2021-06-30
Commercial Vehicle Group, Inc.
filed 2021-08-03
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 2, 2021 was 32,977,194 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands, except per share amounts)
Revenues	$257,941	$126,896	$503,063	$314,001
Cost of revenues	223,573	120,421	437,574	287,223
Gross profit	34,368	6,475	65,489	26,778
Selling, general and administrative expenses	18,039	16,840	33,757	34,799
Goodwill and other impairment	—	150	—	29,017
Operating income (loss)	16,329	(10,515)	31,732	(37,038)
Other (income) expense	(285)	(205)	(941)	536
Interest expense	2,818	5,309	7,859	9,933
Loss on extinguishment of debt	7,155	—	7,155	—
Income (loss) before provision for income taxes	6,641	(15,619)	17,659	(47,507)
Provision (benefit) for income taxes	1,546	(3,122)	4,074	(10,416)
Net income (loss)	$5,095	$(12,497)	$13,585	$(37,091)
Earnings (loss) per Common Share:
Basic	$0.16	$(0.40)	$0.43	$(1.20)
Diluted	$0.16	$(0.40)	$0.42	$(1.20)
Weighted average shares outstanding:
Basic	31,458	30,890	31,361	30,848
Diluted	32,674	30,890	32,654	30,848
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands)
Net income (loss)	$5,095	$(12,497)	$13,585	$(37,091)
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	1,488	1,920	(584)	(2,885)
Minimum pension liability, net of tax	387	(446)	673	(893)
Derivative instrument, net of tax	(77)	1,104	(503)	(1,674)
Other comprehensive income (loss)	1,798	2,578	(414)	(5,452)
Comprehensive income (loss)	$6,893	$(9,919)	$13,171	$(42,543)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$40,971	$50,503
Accounts receivable, net of allowances of $610 and $644, respectively	202,058	151,101
Inventories	128,319	91,247
Other current assets	21,650	17,686
Total current assets	392,998	310,537
Property, plant and equipment, net	61,262	62,776
Intangible assets, net	20,028	21,804
Deferred income taxes	24,678	25,981
Other assets, net	30,989	33,275
Total assets	$529,955	$454,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,797	$112,402
Accrued liabilities and other	46,501	50,056
Current portion of long-term debt	7,500	2,429
Total current liabilities	195,798	164,887
Long-term debt	177,225	144,147
Pension and other post-retirement benefits	13,909	15,296
Other long-term liabilities	31,386	34,673
Total liabilities	418,318	359,003
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 31,569,749 and 31,249,811 shares issued and outstanding respectively)	316	313
Treasury stock, at cost: 1,567,654 and 1,560,623 shares, respectively	(11,966)	(11,893)
Additional paid-in capital	252,478	249,312
Retained deficit	(83,771)	(97,356)
Accumulated other comprehensive loss	(45,420)	(45,006)
Total stockholders’ equity	111,637	95,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,955	$454,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,585	$(37,091)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,308	9,225
Impairment expense	—	29,017
Noncash amortization of debt financing costs	781	804
Payment in kind interest expense	2,254	1,813
Share-based compensation expense	3,165	1,730
Deferred income taxes	1,819	(11,568)
Non-cash loss (income) on derivative contracts	(424)	1,614
Loss on extinguishment of debt	7,155	—
Change in other operating items:
Accounts receivable	(50,839)	10,997
Inventories	(37,043)	11,200
Prepaid expenses	(4,931)	1,983
Accounts payable	28,874	(7,083)
Other operating activities, net	1,484	7,867
Net cash provided by (used in) operating activities	(24,812)	20,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,944)	(4,490)
Proceeds from disposal/sale of property, plant and equipment	35	87
Net cash used in investing activities	(6,909)	(4,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	150,000	—
Repayment of 2023 term loan facility principal	(152,654)	(2,188)
Borrowings under revolving credit facility	35,500	—
Borrowings under ABL revolving credit facility	11,300	15,000
Repayment of ABL revolving credit facility	(11,300)	—
Debt extinguishment payments and early payment fees on debt	(3,031)	—
Debt issuance and amendment costs	(2,333)	(2,579)
Contingent Consideration payment	(5,000)	—
Other financing activities	(241)	(239)
Net cash provided by financing activities	22,241	9,994

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(52)	(2,220)

NET INCREASE (DECREASE) IN CASH	(9,532)	23,879

CASH:
Beginning of period	50,503	39,511
End of period	$40,971	$63,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46,014	—	—	862	—	—	862
Total comprehensive income (loss)	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847,269	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926
Share-based compensation expense	138,400	(14)	—	868	—	—	854
Total comprehensive income (loss)	—	—	—	—	(12,497)	2,578	(9,919)
Balance - June 30, 2020	30,985,669	$309	$(11,230)	$247,582	$(97,398)	$(51,402)	$87,861

Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Share-based compensation income	132,034	2	—	965	—	—	967
Total comprehensive income (loss)	—	—	—	—	8,490	(2,212)	6,278
Balance - March 31, 2021	31,381,845	$315	$(11,893)	$250,277	$(88,866)	$(47,218)	$102,615
Share-based compensation expense	187,904	1	(73)	2,201	—	—	2,129
Total comprehensive income (loss)	—	—	—	—	5,095	1,798	6,893
Balance - June 30, 2021	31,569,749	$316	$(11,966)	$252,478	$(83,771)	$(45,420)	$111,637
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
Recently Adopted Accounting Pronouncements
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $202.1 million as of June 30, 2021 and $151.1 million as of December 31, 2020. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended June 30, 2021
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$756	$83,544	$(1,216)	$83,084
Electrical wire harnesses, panels and assemblies	100,244	1,068	(276)	101,036
Trim	40,826	—	(500)	40,326
Cab structures and sleeper boxes	21,669	—	—	21,669
Mirrors, wipers and controls	11,609	286	(69)	11,826
Total	$175,104	$84,898	$(2,061)	$257,941

	Three Months Ended June 30, 2020
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$377	$51,422	$(452)	$51,347
Electrical wire harnesses, panels and assemblies	47,822	339	(40)	48,121
Trim	12,917	1,445	(532)	13,830
Cab structures and sleeper boxes	5,731	—	—	5,731
Mirrors, wipers and controls	7,363	656	(152)	7,867
Total	$74,210	$53,862	$(1,176)	$126,896

	Six Months Ended June 30, 2021
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$3,199	$170,536	$(8,505)	$165,230
Electrical wire harnesses, panels and assemblies	191,096	4,948	(652)	195,392
Trim	78,212	72	(921)	77,363
Cab structures and sleeper boxes	42,326	—	—	42,326
Mirrors, wipers and controls	22,513	436	(197)	22,752
Total	$337,346	$175,992	$(10,275)	$503,063

	Six Months Ended June 30, 2020
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$744	$124,286	$(514)	$124,516
Electrical wire harnesses, panels and assemblies	102,099	747	(97)	102,749
Trim	43,426	3,363	(1,047)	45,742
Cab structures and sleeper boxes	20,431	—	—	20,431
Mirrors, wipers and controls	19,608	1,446	(491)	20,563
Total	$186,308	$129,842	$(2,149)	$314,001

4. Debt
Debt consisted of the following:

	June 30, 2021	December 31, 2020
Term loan facility due 2026	$150,000	$—
Revolving credit facility due 2026	35,500	—
Term loan and security agreement due 2023	—	150,950
Unamortized issuance costs and discount	(775)	(4,374)
	$184,725	$146,576
Less: current portion, net of unamortized issuance costs and discount of $0.0 million at June 30, 2021 and $1.9 million at December 31, 2020, respectively	(7,500)	(2,429)
Total long-term debt, net of current portion	$177,225	$144,147
Credit Agreement
On April 30, 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) between, among others, Bank of America, N.A. as administrative agent (the “Administrative Agent”) and other lenders party thereto (the “Lenders”) pursuant to which the Lenders made available a $150 million Term Loan Facility (the “Term Loan Facility”) and a $125 million Revolving Credit Facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). Subject to the terms of the Credit Agreement, the Revolving Credit Facility includes a $10 million swing line sublimit and a $10 million letter of credit sublimit. The Credit Agreement provides for an incremental term facility agreement and/or an increase of the Revolving Credit Facility (together, the “Incremental Facilities”), in a maximum aggregate amount of (a) up to the date of receipt of financial statements for the fiscal quarter ending June 30, 2022, $75 million, and (b) thereafter, (i) $75 million less the aggregate principal amount of Incremental Facilities incurred before such date, plus (ii) an unlimited amount if the pro forma consolidated total leverage ratio (assuming the Incremental Facilities are fully drawn) is less than 2.50:1.0. The Credit Facilities mature on April 30, 2026 (the “Maturity Date”).
The proceeds of the Credit Facilities were used, together with cash on hand of the Company, to (a) fund the redemption, satisfaction and discharge of all of the Company’s outstanding secured credit facility due 2023 (the “2023 Term Loan Facility”) issued pursuant to a term facility agreement (the “Term Facility Agreement”) between, among others, Bank of America, N.A. as administrative agent and other lender parties thereto, (b) fund the redemption, satisfaction and discharge of all of the Company’s asset-based revolving credit facility (the “ABL Revolving Credit Facility”) issued pursuant to a facility agreement (the “ABL Facility Agreement”) between, among others, Bank of America, N.A. as agent and certain financial institutions as lenders, (c) pay transaction costs, fees and expenses incurred in connection therewith and in connection with the Credit Agreement, and (d) for working capital and other lawful corporate purposes of the Company and its subsidiaries.
At June 30, 2021 we had $35.5 million of borrowings under the Revolving Credit Facility, outstanding letters of credit were $1.4 million and we had availability of $88.1 million. The unamortized deferred financing fees associated with the Revolving Credit Facility were $1.4 million as of June 30, 2021, which are being amortized over the remaining life of the Credit Agreement. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility were $0.4 million as of December 31, 2020. At December 31, 2020, we had outstanding letters of credit of $1.6 million.
Interest rates and fees
Amounts outstanding under the Credit Facilities and the commitment fee payable in connection with the Credit Facilities accrue interest at a per annum rate equal to (at the Company’s option) the base rate or the Eurodollar rate plus a rate which will vary according to the Consolidated Total Leverage Ratio as set forth in the most recent compliance certificate received by the Administrative Agent, as set out in the following table:

Pricing Tier	Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
I	> 3.00 to 1.00	0.30%	3.00%	3.00%	2.00%
II	< 3.00 to 1.00 but > 2.00 to 1.00	0.25%	2.75%	2.75%	1.75%
III	< 2.00 to 1.00 but >1.50 to 1.00	0.20%	2.50%	2.50%	1.50%
IV	< 1.50 to 1.00	0.20%	2.25%	2.25%	1.25%

Guarantee and Security
All obligations under the Credit Agreement and related documents are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned material domestic subsidiaries, subject to certain exceptions (the “Guarantors”). All obligations of the Company under the Credit Agreement and the guarantees of those obligations are secured by a first priority pledge of substantially all of the assets of the Company and of the Guarantors, subject to certain exceptions. The property pledged by the Company and the Guarantors includes a first priority pledge of all of the equity interests owned by the Company and the Guarantors in their respective domestic subsidiaries and a first priority pledge of the equity interests owned by the Company and the Guarantors in certain foreign subsidiaries, in each case, subject to certain exceptions.
Covenants and other terms
The Credit Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; and other matters customarily included in senior secured loan agreements.
The Credit Agreement also contains customary reporting and other affirmative covenants, as well as customary events of default, including, without limitation, nonpayment of obligations under the Credit Facilities when due; material inaccuracy of representations and warranties; violation of covenants in the Credit Agreement and certain other documents executed in connection therewith; breach or default of agreements related to material debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain material judgments; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act events; and a change in control of the Company. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which will be subject to step-downs to 3.50:1.0 at the end of the fiscal quarter ending September 30, 2021; to 3.25:1.0 at the end of the fiscal quarter ending March 31, 2022; and to 3.00:1.0 for each fiscal quarter on and after the fiscal quarter ending September 30, 2022).
We were in compliance with the covenants as of June 30, 2021.
Repayment and prepayment
The Credit Agreement requires the Company to make quarterly amortization payments to the Term Loan Facility at an annualized rate of the loans under the Term Loan Facility for every year as follows: 5.0%, 7.5%, 10.0%, 12.5% and 15%. The Credit Agreement also requires all outstanding amounts under the Credit Facilities to be repaid in full on the Maturity Date.
The Credit Agreement requires prepayments from the receipt of proceeds of dispositions or debt issuance, subject to certain exceptions and ability to re-invest and use proceeds towards acquisitions permitted by the Credit Agreement.
Voluntary prepayments of amounts outstanding under the Credit Facilities are permitted at any time, without premium or penalty. Any prepayment of Eurodollar loans shall be in a principal amount of $1 million or a whole multiple of $1 million in excess thereof (or, if less, the entire principal amount thereof then outstanding) and any prepayment of base rate loans shall be in a principal amount of $0.5 million or a whole multiple of $0.1 million in excess thereof (or, if less, the entire principal amount thereof then outstanding).
The Credit Agreement contains customary representations and warranties by the Company, The representations and warranties contained in the Credit Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.
Term Loan and Security Agreement
On April 12, 2017, the Company entered into the $175.0 million 2023 Term Loan Facility, maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”), the terms of which are described in Note 3, Debt in our 2020 Form 10-K. On April 30, 2021, the 2023 Term Loan Facility was fully repaid and terminated as described below.
ABL Revolving Credit Facility
On September 18, 2019, the Company entered into an amendment of the Third Amended and Restated Loan and Security Agreement (the “Third ARLS Agreement”), dated as of April 12, 2017, the terms of which are described in Note 3, Debt in our 2020 10-K and which governed the Company’s ABL Revolving Credit Facility.

On March 1, 2021, the Company and certain of its subsidiaries entered into Amendment No. 3, which amended the terms of the Third ARLS Agreement, among other things, to extend the maturity date of the ABL Revolving Credit Facility to March 1, 2026 and to remove the condition that the first $7.0 million of the $90.0 million Revolver Commitments are available as a first-in, last-out facility.
The Third ARLS Agreement, as amended, also allowed the Company to increase the size of the ABL Revolving Credit Facility by up to $50.0 million with the consent of Lenders providing the increase in the ABL Revolving Credit Facility. On April 30, 2021, the ABL Revolving Credit Facility was fully repaid and terminated as described below.
Termination of TLS Agreement and Third ARLS Agreement
Effective on April 30, 2021, the Company issued a notice of redemption in respect of its 2023 Term Loan Facility and the ABL Revolving Credit Facility and deposited with the Bank of America, N.A. as Administrative Agent under the TLS Agreement and the Third ARLS Agreement proceeds from the Credit Facilities, together with cash on hand in an amount sufficient to discharge the Company’s obligations under the TLS Agreement and the Third ARLS Agreement and respective related agreements. All amounts under the 2023 Term Loan Facility and ABL Revolving Credit Facility were repaid and discharged in full on April 30, 2021 and the TLS Agreement and Third ARLS Agreement were terminated.
The discharge resulted in a loss on extinguishment of debt of $7.2 million, including $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million, and $0.5 million of other fees associated with the new debt, recorded in our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2021.
Cash Paid for Interest
For the six months ended June 30, 2021 and 2020, cash payments for interest were $5.4 million and $6.2 million, respectively.
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
The changes in the carrying amounts of goodwill are as follows:

	Electrical Systems	Global Seating	Total
Balance - December 31, 2019	$22,802	$5,014	$27,816
Finalization of FSE Purchase Accounting	(537)	—	(537)
Goodwill impairment	(22,265)	(4,809)	(27,074)
Currency translation adjustment	—	(205)	(205)
Balance - December 31, 2020	$—	$—	$—
Our definite-lived intangible assets were comprised of the following:

		June 30, 2021			December 31, 2020
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,607	$(4,862)	$6,745	$11,634	$(4,681)	$6,953
Customer relationships	15 years	14,785	(7,996)	6,789	14,881	(7,536)	7,345
Technical know-how	5 years	9,790	(3,508)	6,282	9,790	(2,529)	7,261
Covenant not to compete	5 years	330	(118)	212	330	(85)	245
		$36,512	$(16,484)	$20,028	$36,635	$(14,831)	$21,804

The aggregate intangible asset amortization expense was $0.9 million for the three months ended June 30, 2021 and 2020, respectively. The aggregate intangible asset amortization expense was $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and in Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of June 30, 2021, the hedge contract for transactions denominated in Ukrainian Hryvnia was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the Term Loan Facility. As of June 30, 2021, the interest rate swaps were not designated as hedging instrument, therefore, are marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in the Condensed Consolidated Statements of Operations.
Contingent Consideration. As a result of the acquisition of the First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. As of June 30, 2021 the remaining undiscounted Contingent Consideration payment is estimated at $4.8 million and the fair value is $4.2 million, which is presented in the Condensed Consolidated Balance Sheets in other long term liabilities. A payment of $5.0 million was made during the second quarter of 2021 based on achievement of the second EBITDA threshold.

The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis are categorized as follows:

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$1,455	$—	$1,455	$—	$1,882	$—	$1,882	$—
Interest rate swaps	$586	$—	$586	$—	$936	$—	$936	$—
Liabilities:
Interest rate swaps	$1,305	$—	$1,305	$—	$2,080	$—	$2,080	$—
Contingent Consideration	$4,168	$—	$—	$4,168	$8,800	$—	$—	$8,800

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent Consideration liability balance at December 31, 2020	$8,800
Change in fair value	368
Payments	(5,000)
Contingent Consideration liability balance at June 30, 2021	$4,168
The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2021		December 31, 2020
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$12,763	$13,377	$14,675	$16,558
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		June 30, 2021	December 31, 2020
Foreign exchange contracts	Other current assets	$1,455	$1,882
Interest rate swaps	Accrued liabilities and other	$586	$936

	Derivative Liability
	Balance Sheet Location	Fair Value
		June 30, 2021	December 31, 2020
Interest rate swaps	Accrued liabilities and other	$1,305	$2,080

	Derivative Equity
	Balance Sheet Location	Fair Value
		June 30, 2021	December 31, 2020
Foreign exchange contracts	Accumulated other comprehensive loss	$938	$1,441

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts	Cost of revenues	$(540)	$(885)	$(847)	$(885)
Interest rate swaps	Interest and other expense	$4	$(28)	$6	$(1,024)
Foreign exchange contracts	Other (income) expense	$(41)	$—	$(223)	$—
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility [1]	$149,225	$143,413	$—	$—
Term loan and security agreement [2]	$—	$—	$146,576	$144,878
Revolving Credit Facility [1]	$35,500	$35,500	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $7.5 million and long-term debt of $177.2 million as of June 30, 2021
2.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $144.1 million as of December 31, 2020.

7. Leases
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,474	$2,562	$4,974	$5,028
Finance lease cost	93	112	193	213
Short-term lease cost	1,602	1,037	2,972	2,066
Total lease expense	$4,169	$3,711	$8,139	$7,307

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Operating Leases
Right-of-use assets, net	Other assets, net	$27,339	$30,047

Current liabilities	Accrued liabilities and other	8,595	9,236
Non-current liabilities	Other long-term liabilities	20,478	23,932
Total operating lease liabilities		$29,073	$33,168

Finance Leases
Right-of-use assets, net	Other assets, net	$586	$767

Current liabilities	Accrued liabilities and other	254	293
Non-current liabilities	Other long-term liabilities	313	434
Total finance lease liabilities		$567	$727

For the six months ended June 30, 2021 and 2020, cash payments on operating leases were $5.8 million and $5.0 million, respectively.

Right-of-use Asset Impairment. The impairment of an operating lease right-of-use asset of $0.4 million was recorded for the first quarter ended March 31, 2020. The impairment charge is presented in Goodwill and other impairment in the Condensed Consolidated Statements of Operations.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2021	$5,220	$145	$5,365
2022	10,126	199	10,325
2023	6,033	130	6,163
2024	4,642	80	4,722
2025	3,996	42	4,038
Thereafter	3,891	—	3,891
Total lease payments	$33,908	$596	$34,504
Less: Imputed interest	(4,835)	(29)	(4,864)
Present value of lease liabilities	$29,073	$567	$29,640
8. Income Taxes
For the three and six months ended June 30, 2021 we recorded a $1.5 million and $4.1 million tax provision, respectively, or 23% effective tax rate for each period, compared to a $3.1 million and $10.4 million tax benefit for the three and six months ended June 30, 2020, respectively. The effective tax rate in the current three and six month period is higher than the U.S. federal income tax rate primarily as a result of U.S. state and non-U.S. income taxes. The Company’s prior year tax benefit was primarily a result of pre-tax net loss for the three and six months ended June 30, 2020, respectively.
For the six months ended June 30, 2021 and 2020, cash paid for taxes, net of refunds received were $1.7 million and $0.1 million, respectively.

9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$206	$281	$162	$204
Expected return on plan assets	(553)	(518)	(254)	(266)
Amortization of prior service cost	2	1	14	143
Recognized actuarial loss	66	75	243	13
Net (benefit) cost	$(279)	$(161)	$165	$94

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest cost	$414	$562	$323	$408
Expected return on plan assets	(1,106)	(1,037)	(504)	(529)
Amortization of prior service cost	4	3	28	286
Recognized actuarial loss	140	149	482	24
Net (benefit) cost	$(548)	$(323)	$329	$189

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
Restricted Cash Awards – Restricted cash is a grant that is earned and payable in cash based upon the Company’s relative total shareholder return in terms of ranking as compared to the peer group generally ranging from a one to three-year period.
Performance Stock Awards Settled in Cash – Performance-based stock award is a grant that is earned and payable in cash. The total amount payable as of the award's vesting date is determined based upon number of shares allocated to each participant, which can fluctuate depending on the Company’s relative total shareholder return in terms of ranking as compared to the peer group over the performance period, and the share price of the Company's stock.
Total shareholder return is determined by the percentage change in value (positive or negative) over the applicable measurement period as measured by dividing (A) the sum of the cumulative value of dividends and other distributions paid on the Common Stock for the applicable measurement period and the difference (positive or negative) between each such company’s starting stock price and ending stock price, by (B) the starting stock price. Performance targets are based on relative total shareholder return in terms of ranking as compared to the peer group over the performance period.
These awards are payable at the end of the performance period in cash if the employee is employed through the end of the performance period. If the employee is not employed during the entire performance period, the award is forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on the change in total shareholder return in relation to the peer group.

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2020	$976
Adjustments	448
Payments	(300)
Adjusted Award Value at June 30, 2021	$1,124
Unrecognized compensation expense was $2.8 million as of June 30, 2021.
11. Share-Based Compensation
The Company's outstanding share-based compensation is comprised of restricted and performance-stock awards.
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
Performance Stock Awards – Performance-based stock awards have similar restrictions as restricted stock. They vest over the specified period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period at the Company’s discretion if the Company meets the performance targets set at the time the award was granted. Performance targets are based on relative total shareholder return in terms of ranking as compared to the peer group over the performance period.
As of June 30, 2021, there was approximately $7.1 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining restricted period for each grant.
A summary of the status of our share-based compensation awards as of June 30, 2021 and changes during the six months ended June 30, 2021, are presented below:

	2021
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2020	1,263	$3.48
Granted	408	9.89
Vested	(327)	5.50
Forfeited	(22)	7.20
Nonvested - June 30, 2021	1,322	$4.89
As of June 30, 2021, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 31,569,749 and 31,249,811 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares were outstanding as of June 30, 2021 and December 31, 2020.

Diluted earnings per share for the three and six months ended June 30, 2021 and 2020 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,095	$(12,497)	$13,585	$(37,091)
Weighted average number of common shares outstanding (in '000s)	31,458	30,890	31,361	30,848
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	1,216	—	1,293	—
Dilutive shares outstanding	32,674	30,890	32,654	30,848
Basic earnings (loss) per share	$0.16	$(0.40)	$0.43	$(1.20)
Diluted earnings (loss) per share	$0.16	$(0.40)	$0.42	$(1.20)

There were no outstanding share-based compensation awards that were excluded from the calculation of diluted earnings per shares for the three months ended June 30, 2021 and 396 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2020. There were no outstanding share-based compensation awards that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2021 and 286 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2020.
Shareholder Rights Plan

On June 23, 2020, the Company’s Board of Directors adopted a limited duration rights plan and declared a dividend distribution of one right (each, a “Right” and together with all other such rights distributed or issued pursuant thereto, the “Rights”) for each outstanding share of common stock, par value $0.01, of the Company, as of July 5, 2020, the record date for such dividend. Each holder of common stock as of the record date received a dividend of one Right per share of common stock.

On April 15, 2021, the Company and Computershare Trust Company, N.A., as rights agent (“Rights Agent”), entered into an amendment (the “Amendment”) to the Rights Agreement, dated as of June 25, 2020, by and between the Company and Rights Agent (the “Rights Agreement”). Pursuant to the Amendment, the Final Expiration Date of the Rights (each as defined in the Rights Agreement) was advanced from June 24, 2021 to April 15, 2021. As a result of the Amendment, the Rights are no longer outstanding.

13. Other Comprehensive (Income) Loss
The after-tax changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive loss
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	(584)	—	—	(584)
Amortization of actuarial gain (loss)	—	673	—	673
Derivative instruments	—	—	(503)	(503)
Balance - June 30, 2021	$(19,608)	$(26,750)	$938	$(45,420)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive loss
Balance - December 31, 2019	$(24,032)	$(22,382)	$464	$(45,950)
Net current period change	(2,885)	—	—	(2,885)
Amortization of actuarial gain (loss)	—	(893)	—	(893)
Derivative instruments	—	—	(1,674)	(1,674)
Balance - June 30, 2020	$(26,917)	$(23,275)	$(1,210)	$(51,402)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$1,488	$—	$1,488	$(584)	$—	$(584)
Amortization of actuarial gain (loss)	654	(267)	387	1,053	(380)	673
Derivative instruments	(100)	23	(77)	(656)	153	(503)
Total other comprehensive loss	$2,042	$(244)	$1,798	$(187)	$(227)	$(414)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$1,920	$—	$1,920	$(2,885)	$—	$(2,885)
Amortization of actuarial gain (loss)	(551)	105	(446)	(1,105)	212	(893)
Derivative instruments	1,443	(339)	1,104	(2,045)	371	(1,674)
Total other comprehensive loss	$2,812	$(234)	$2,578	$(6,035)	$583	$(5,452)

14. Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, in 2020 the Company began implementing additional cost reduction initiatives and further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic ("2020 Initiatives"). The Restructuring Initiatives and 2020 Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities, and expansion of production footprint to manufacture warehouse automation subsystems.

The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2020	$463	$40	$176	$679
Payments and other adjustments	(367)	(40)	(93)	(500)
June 30, 2021	$96	$—	$83	$179

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2019	$1,276	$102	$947	$2,325
New charges	1,986	677	452	3,115
Payments and other adjustments	(2,431)	(625)	(627)	(3,683)
June 30, 2020	$831	$154	$772	$1,757
Of the $3.1 million costs incurred in the six months ended June 30, 2020, $2.8 million primarily related to headcount reductions and $0.3 million related to facility exit and other costs. Of the $3.1 million costs incurred, $2.1 million was recorded in cost of revenues and $1.0 million was recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2021, our equipment leases did not provide for any material guarantee of a specified portion of residual values.

Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2021, we had no such guarantees.
Litigation - We are subject to various legal proceedings and claims arising in the ordinary course of business, including but not limited to product liability claims, customer and supplier disputes, service provider disputes, examinations by taxing authorities, employment disputes, workers' compensation claims, unfair labor practice charges, OSHA investigations, intellectual property disputes and environmental claims arising out of the conduct of our businesses.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as of June 30, 2021, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following presents a summary of the warranty provision for the six months ended June 30, 2021:

Balance - December 31, 2020	$2,041
Provision for warranty claims	644
Deduction for payments made and other adjustments	(750)
Balance - June 30, 2021	$1,935

Debt Payments - As disclosed in Note 4, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years:

	Term loan facility	Revolving credit facility	Total
Remainder of 2021	$3,750	$—	$3,750
2022	$9,375	$—	$9,375
2023	$13,125	$—	$13,125
2024	$16,875	$—	$16,875
2025	$20,625	$—	$20,625
Thereafter	$86,250	$35,500	$121,750

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
The following table presents segment results for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$174,104	$83,837	$—	$257,941
Intersegment revenues	1,000	1,061	(2,061)	—
Total revenues	$175,104	$84,898	$(2,061)	$257,941
Gross profit	$23,776	$10,594	$(2)	$34,368
Selling, general & administrative expenses	5,224	5,611	7,204	18,039
Operating income (loss)	$18,552	$4,983	$(7,206)	$16,329

	Three Months Ended June 30, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$73,498	$53,398	$—	$126,896
Intersegment revenues	712	464	(1,176)	—
Total revenues	$74,210	$53,862	$(1,176)	$126,896
Gross profit	$1,144	$5,345	$(14)	$6,475
Selling, general & administrative expenses	7,309	3,810	5,721	16,840
Goodwill and other impairment	—	—	150	150
Operating income (loss)	$(6,165)	$1,535	$(5,885)	$(10,515)

	Six Months Ended June 30, 2021
	Electrical System	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$333,792	$169,271	$—	$503,063
Intersegment revenues	3,554	6,721	(10,275)	—
Total revenues	$337,346	$175,992	$(10,275)	$503,063
Gross profit	$44,048	$21,482	$(41)	$65,489
Selling, general & administrative expenses	10,627	10,955	12,175	33,757
Operating income (loss)	$33,421	$10,527	$(12,216)	$31,732

	Six Months Ended June 30, 2020
	Electrical	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$184,665	$129,336	$—	$314,001
Intersegment revenues	1,643	506	(2,149)	—
Total revenues	$186,308	$129,842	$(2,149)	$314,001
Gross profit	$12,090	$14,714	$(26)	$26,778
Selling, general & administrative expenses	11,989	8,733	14,077	34,799
Goodwill and other impairment	23,415	4,809	793	29,017
Operating income (loss)	$(23,314)	$1,172	$(14,896)	$(37,038)
17. Other Financial Information
Items reported in inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$96,381	$65,334
Work in process	17,706	13,373
Finished goods	14,232	12,540
Inventories	$128,319	$91,247
Items reported in property, plant, and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Land and buildings	$32,265	$30,305
Machinery and equipment	190,685	189,939
Construction in progress	4,704	1,558
Property, plant, and equipment, gross	227,654	221,802
Less accumulated depreciation	(166,392)	(159,026)
Property, plant and equipment, net	$61,262	$62,776
Items reported in accrued expenses and other liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Compensation and benefits	$16,795	$15,877
Operating lease liabilities	8,595	9,236
Accrued freight	4,356	2,556
Taxes payable	3,767	4,057
Contingent Consideration	—	4,870
Other	12,988	13,460
Accrued liabilities and other	$46,501	$50,056

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the six months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

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
The Company is a new entrant into the last-mile delivery vehicle market. This is a focus of business development activities and the Company has secured future business in 2022 and beyond.
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
Other Key Developments
On April 30, 2021, the Company closed on $275 million in senior secured credit facilities, consisting of a $150 million Term Loan Facility and a $125 million Revolving Credit Facility. The Company recognized a loss on extinguishment of debt of approximately $7.2 million, including non-cash write off relating to deferred financing costs and unamortized discount of the

2023 Term Loan Facility, a voluntary repayment premium, and certain fees related to the new Credit Facilities during the quarter ended June 30, 2021. The Company deferred $1.8 million of fees related to the new Credit Facilities. All amounts under the 2023 Term Loan Facility and ABL Revolving Credit Facility were repaid and discharged in full on April 30, 2021 and the TLS Agreement and Third ARLS Agreement were terminated.
Although the economy has begun to recover, the COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or decreased customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. Continued impact on the Company's business, sales and results of operations from the COVID-19 pandemic may also result in additional valuation allowances being recorded against our deferred tax assets. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on future developments, including the severity and duration of the pandemic and its overall impact on the economy.
During the quarter ended June 30, 2021, while volume and demand is rebounding, we experienced supply constraints, labor constraints, material cost increases, and freight cost increases. The impact of the pandemic and related economic recovery continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and minimize disruptions and delays in production, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.
As we begin the third quarter, supply chains for our products continue to be negatively impacted by the global shortage of semiconductor chips. We are proactively managing labor shortages due to local dynamics around our primary manufacturing facilities, material inflation, freight costs increases, and global supply constraints.
Specific to the comparative three and six month periods ended June 30, 2020, in late March 2020, the Company took action to right-size the business and working capital profile to protect profit margin and liquidity levels. We implemented a comprehensive program of cost reduction initiatives and manufacturing capacity rationalization initiatives. These actions continued through the end of 2020. Actions included headcount reductions, reduction in recurring consulting expenses, re-prioritization and decrease in capital spending and reduction in sales and marketing expenses. Additionally, the Company eliminated the Corporate Business Development, Aviation, Quality, Procurement and Operating Excellence departments. The Company also implemented other temporary measures including pay reductions, plant shutdowns, furloughs, elimination of most annual incentive pay, suspension of the employer 401(k) match, and reduction in non-essential travel in an effort to mitigate the future risk of uncertainty.

Consolidated Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$257,941	$126,896	$131,045	103.3%
Gross profit	$34,368	$6,475	$27,893	430.8%
Selling, general and administrative expenses	$18,039	$16,840	$1,199	7.1%
Goodwill and other impairment	$—	$150	$(150)	(100.0)%
Interest expense	$2,818	$5,309	$(2,491)	(46.9)%
Loss on extinguishment of debt	$7,155	$—	$7,155	100.0%
Provision (benefit) for income taxes	$1,546	$(3,122)	$4,668	NM [1]
Net income (loss)	$5,095	$(12,497)	$17,592	NM [1]
1.Not meaningful

Note, overall fluctuations in results from operations during the three months ended June 30, 2021 compared to three months ended June 30, 2020 were primarily driven by a very weak second quarter of 2020 impacted by the COVID-19 pandemic.
Revenues. The increase in consolidated revenues resulted from:

•a $60.4 million, or 191.1%, increase in OEM North American MD/HD Truck revenues;
•a $41.5 million, or 384.3%, increase in warehouse automation revenues;
•a $17.8 million, or 72.7%, increase in OEM construction equipment revenues;
•a $6.2 million, or 29.4%, increase in aftermarket and OES revenues; and
•a $5.1 million, or 17.8% increase in other revenues.
Second quarter 2021 revenues were favorably impacted by foreign currency exchange translation of $6.8 million, which is reflected in the change in revenues above.
Gross Profit. The $27.9 million increase in gross profit is primarily attributable to the increase in sales volume and improved cost structure, partially offset by material price increases and sales mix. Included in gross profit is cost of revenues, which increased $103.2 million, or 85.7%, as a result of an increase in raw material and purchased component costs of $76.9 million, or 105.5%, and an increase in labor and overhead expenses of $26.3 million, or 55.3%. As a percentage of revenues, gross profit margin was 13.3% for the three months ended June 30, 2021 compared to 5.1% for the three months ended June 30, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses increased $1.2 million compared to the three months ended June 30, 2020, primarily due to the reduced wages and benefits in 2020 as a result of the temporary actions taken in response to the COVID-19 pandemic. The increase was offset by a $3.3 million decrease in charge for Contingent Consideration and $1.0 million decrease in charges associated with ongoing Restructuring Initiatives. As a percentage of revenues, SG&A expense was 7.0% for the three months ended June 30, 2021 compared to 13.3% for the three months ended June 30, 2020.
Interest Expense. Interest associated with our debt was $2.8 million and $5.3 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest expense primarily related to a $1.2 million decrease in Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020 and a lower interest expense of $1.0 million due to refinancing of the Company's long term debt.
Loss on extinguishment of debt. On April 30, 2021, the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million and $0.5 million of other fees associated with the new debt.
Provision (Benefit) for Income Taxes. An income tax provision of $1.5 million and an income tax benefit of $3.1 million were recorded for the three months ended June 30, 2021 and 2020, respectively. The period over period change in income tax was primarily attributable to a $22.3 million increase in pre-tax income versus the prior year period.

Net Income (loss). Net income was $5.1 million for the three months ended June 30, 2021 compared to a net loss of $12.5 million for the three months ended June 30, 2020. The increase in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The table below sets forth certain Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$175,104	$74,210	$100,894	136.0%
Gross profit	$23,776	$1,144	$22,632	1,978.3%
Selling, general & administrative expenses	$5,224	$7,309	$(2,085)	(28.5)%
Operating income (loss)	$18,552	$(6,165)	$24,717	NM [1]
1.Not meaningful
Note, overall fluctuations in results from operations during the three months ended June 30, 2021 compared to three months ended June 30, 2020 were primarily driven by a very weak second quarter of 2020 impacted by the COVID-19 pandemic.
Revenues. The increase in Electrical System Segment revenues resulted from:

•a $45.3 million, or 255.9%, increase in OEM North American MD/HD Truck revenues;
•a $41.2 million, or 381.5% increase in warehouse automation revenues;
•a $9.2 million, or 87.6%, increase in OEM construction equipment revenues;
•a $4.7 million, or 66.2% increase in aftermarket and OES revenue; and
•a $0.5 million, or 1.8%, increase in other revenues.
Electrical System Segment revenues were favorably impacted by foreign currency exchange translation of $2.7 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $78.3 million, or 107.1%, as a result of an increase in raw material and purchased component costs of $60.0 million, or 139.2%, and an increase in labor and overhead expenses of $18.3 million, or 61.0%. As a percentage of revenues, gross profit margin was 13.6% for the three months ended June 30, 2021 compared to 1.5% for the three months ended June 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $3.3 million decrease in charge for Contingent Consideration and $0.4 million decrease in charges associated with ongoing Restructuring Initiatives, offset by an increase in wages and benefits reduced in 2020 due to the temporary actions taken in response to the COVID-19 pandemic.
Global Seating Segment Results
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The table below sets forth certain Global Seating Segment operating data for the three months ended June 30 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$84,898	$53,862	$31,036	57.6%
Gross profit	$10,594	$5,345	$5,249	98.2%
Selling, general & administrative expenses	$5,611	$3,810	$1,801	47.3%
Operating income	$4,983	$1,535	$3,448	224.6%

Note, overall fluctuations in results from operations during the three months ended June 30, 2021 compared to three months ended June 30, 2020 were primarily driven by a very weak second quarter of 2020 impacted by the COVID-19 pandemic.
Revenues. The increase in Global Seating Segment revenues resulted from:

•a $15.1 million, or 108.6%, increase in OEM North American MD/HD Truck revenues;
•a $8.6 million, or 61.4%, increase in OEM construction equipment revenues;
•a $1.5 million, or 10.7%, increase in aftermarket and OES sales; and
•a $5.8 million, or 48.3%, increase in other revenues.
Global Seating Segment revenues were favorably impacted by foreign currency exchange translation of $4.1 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $25.8 million, or 53.2%, as a result of an increase in raw material and purchased component costs of $17.8 million, or 57.5%, and an increase in labor and overhead expenses of $8.0 million, or 45.5%. As a percentage of revenues, gross profit margin was 12.5% for the three months ended June 30, 2021 compared to 9.9% for the three months ended June 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic, and are consistent with the prior year amount on a percent of sales basis.

Consolidated Results of Operations

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The table below sets forth certain consolidated operating data for the six months ended June 30, (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$503,063	$314,001	$189,062	60.2%
Gross profit	$65,489	$26,778	$38,711	144.6%
Selling, general and administrative expenses	$33,757	$34,799	$(1,042)	(3.0)%
Goodwill and other impairment	$—	$29,017	$(29,017)	(100.0)%
Other (income) expense	$(941)	$536	$(1,477)	NM [1]
Interest expense	$7,859	$9,933	$(2,074)	(20.9)%
Loss on extinguishment of debt	$7,155	$—	$7,155	100.0%
Provision (benefit) for income taxes	$4,074	$(10,416)	$14,490	NM [1]
Net income (loss)	$13,585	$(37,091)	$50,676	NM [1]
1.Not meaningful
Note, overall fluctuations in results from operations during the six months ended June 30, 2021 compared to six months ended June 30, 2020 were primarily driven by a very weak second quarter of 2020 impacted by the COVID-19 pandemic.
Revenues. The increase in consolidated revenues resulted from:

•a $74.3 million, or 70.0%, increase in OEM North American MD/HD Truck revenues;
•a $75.4 million, or 401.1%, increase in warehouse automation revenues;
•a $29.0 million, or 51.1%, increase in OEM construction equipment revenues;
•a $5.2 million, or 10.3%, increase in aftermarket and OES revenues; and
•a $5.2 million, or 10.4% increase in other revenues.
Six months ended 2021 revenues were favorably impacted by foreign currency exchange translation of $10.7 million, which is reflected in the change in revenues above.

Gross Profit. The $38.7 million increase in gross profit is primarily attributable to the increase in sales volume and improved cost structure, partially offset by material price increases and sales mix. Included in gross profit is cost of revenues, which increased $150.4 million, or 52.3%, as a result of an increase in raw material and purchased component costs of $116.8 million, or 65.8%, and an increase in labor and overhead expenses of $33.6 million, or 30.5%. As a percentage of revenues, gross profit margin was 13.0% for the six months ended June 30, 2021 compared to 8.5% for the six months ended June 30, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses decreased $1.0 million compared to the six months ended June 30, 2020, primarily due to the decrease in non-recurring payments relating to CEO transition and investigation expenses incurred during the six months ended June 30, 2020 of $4.7 million, a $3.1 million decrease in charge for Contingent Consideration, and a $1.0 million decrease in charges associated with ongoing Restructuring Initiatives. The decrease was offset by an increase in wages and benefits that were reduced in 2020 due to the temporary actions taken in response to the COVID-19 pandemic. As a percentage of revenues, SG&A expense was 6.7% for the six months ended June 30, 2021 compared to 11.1% for the six months ended June 30, 2020.
Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the six months ended June 30, 2020. Accordingly, we recognized a $27.1 million impairment of goodwill and impairment of long-lived assets of $1.9 million for the six months ended June 30, 2020.
Other Expense. Other expenses decreased $1.5 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due primarily to a favorable change in foreign currency of $1.1 million.
Interest Expense. Interest associated with our debt, and other expense was $7.9 million and $9.9 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense primarily related to a lower interest expense of $1.5 million due to refinancing of the Company's long term debt and a favorable change in interest rate swap adjustments of $1.0 million, offset by a $0.4 million increase in Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020.
Loss on extinguishment of debt. On April 30, 2021, the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million and $0.5 million of other fees associated with the new debt.
Provision (Benefit) for Income Taxes. An income tax provision of $4.1 million and an income tax benefit of $10.4 million were recorded for the six months ended June 30, 2021 and 2020, respectively. The period over period change in income tax was primarily attributable to a $65.2 million increase in pre-tax income versus the prior year period.

Net Income (loss). Net income was $13.6 million for the six months ended June 30, 2021 compared to a net loss of $37.1 million for the six months ended June 30, 2020. The increase in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The table below sets forth certain Electrical Systems Segment operating data for the six months ended June 30, (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$337,346	$186,308	$151,038	81.1%
Gross profit	$44,048	$12,090	$31,958	264.3%
Selling, general & administrative expenses	$10,627	$11,989	$(1,362)	(11.4)%
Goodwill and other impairment	$—	$23,415	$(23,415)	(100.0)%
Operating income (loss)	$33,421	$(23,314)	$56,735	NM [1]
1.Not meaningful

Note, overall fluctuations in results from operations during the six months ended June 30, 2021 compared to six months ended June 30, 2020 were primarily driven by a very weak second quarter of 2020 impacted by the COVID-19 pandemic.

Revenues. The increase in Electrical System Segment revenues resulted from:

•a $60.4 million, or 97.6%, increase in OEM North American MD/HD Truck revenues;
•a $72.1 million, or 383.5% increase in warehouse automation revenues;
•a $12.5 million, or 45.6%, increase in OEM construction equipment revenues;
•a $5.7 million, or 30.5% increase in aftermarket and OES revenue; and
•a $0.3 million, or 0.5%, increase in other revenues.
Electrical System Segment revenues were favorably impacted by foreign currency exchange translation of $3.8 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $119.1 million, or 68.4%, as a result of an increase in raw material and purchased component costs of $94.6 million, or 89.9%, and an increase in labor and overhead expenses of $24.5 million, or 35.5%. As a percentage of revenues, gross profit margin was 13.1% for the six months ended June 30, 2021 compared to 6.5% for the six months ended June 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses decreased $1.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of a $3.1 million decrease in charge for Contingent Consideration offset by an increase in wages and benefits that were reduced in 2020 due to the temporary actions taken in response to the COVID-19 pandemic.

Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the six months ended June 30, 2020. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the six months ended June 30, 2020.
Global Seating Segment Results
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The table below sets forth certain Global Seating Segment operating data for the six months ended June 30, (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$175,992	$129,842	$46,150	35.5%
Gross profit	$21,482	$14,714	$6,768	46.0%
Selling, general & administrative expenses	$10,955	$8,733	$2,222	25.4%
Goodwill and other impairment	$—	$4,809	$(4,809)	(100.0)%
Operating income	$10,527	$1,172	$9,355	798.2%
Note, overall fluctuations in results from operations during the six months ended June 30, 2021 compared to six months ended June 30, 2020 were primarily driven by a very weak second quarter of 2020 impacted by the COVID-19 pandemic.
Revenues. The increase in Global Seating Segment revenues resulted from:

•a $13.9 million, or 31.4%, increase in OEM North American MD/HD Truck revenues;
•a $16.5 million, or 56.3%, increase in OEM construction equipment revenues;
•a $0.5 million, or 1.6%, decrease in aftermarket and OES sales; and
•a $16.3 million, or 67.1%, increase in other revenues.
Global Seating Segment revenues were favorably impacted by foreign currency exchange translation of $7.0 million, which is reflected in the change in revenues above.

Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $39.4 million, or 34.2%, as a result of an increase in raw material and purchased component costs of $30.3 million, or 40.8%, and an increase in labor and overhead expenses of $9.1 million, or 22.2%. As a percentage of revenues, gross profit margin was 12.2% for the six months ended June 30, 2021 compared to 11.3% for the six months ended June 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, consistent with the prior year amount on a percent of sales basis.

Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity, the Company determined it had an impairment indicator during the six months ended June 30, 2020. Accordingly, we recognized a $4.8 million impairment of goodwill for the six months ended June 30, 2020.

Liquidity and Capital Resources
During the six months ended June 30, 2021, the Company borrowed $35.5 million under its revolving credit facility. At June 30, 2021, the Company had liquidity of $129.1 million, consisting of $41.0 million of cash and $88.1 million of availability from the revolving credit facility.
Our primary sources of liquidity as of June 30, 2021 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of June 30, 2021, cash of $40.9 million was held by foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of June 30, 2021 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity

Our ability to comply with the covenants in the Credit Agreement, as discussed in Note 4, Debt, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the Credit Agreement for the next twelve months in accordance with Note 4, Debt; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the Credit Agreement, the lenders could declare an event of default under the Credit Agreement and our indebtedness thereunder could be declared immediately due and payable. The Credit Agreement contain cross default provisions. If we are unable to borrow under the Credit Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Sources and Uses of Cash

	June 30, 2021	June 30, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$(24,812)	$20,508
Net cash used in investing activities	(6,909)	(4,403)
Net cash provided by financing activities	22,241	9,994
Effect of currency exchange rate changes on cash	(52)	(2,220)
Net increase (decrease) in cash	$(9,532)	$23,879
Operating activities. For the six months ended June 30, 2021, net cash used in operating activities was $24.8 million compared to net cash provided by operating activities of $20.5 million for the six months ended June 30, 2020. Net cash used in operating activities is primarily attributable to the increase in working capital for the six months ended June 30, 2021 as compared to the prior year period.

Investing activities. For the six months ended June 30, 2021, net cash used in investing activities was $6.9 million compared to $4.4 million for the six months ended June 30, 2020. In 2021, we expect capital expenditures to be in the range of $20 million to $25 million.
Financing activities. For the six months ended June 30, 2021, net cash provided by financing activities was $22.2 million compared to $10.0 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 is attributable to $35.5 million of borrowings under the revolving credit facility offset by $8.0 million of costs attributed to debt amendment and extinguishment completed during the six months ended June 30, 2021 and a $5.0 million Contingent Consideration payment. Net cash provided by financing activities for the six months ended June 30, 2020 is attributable to $15.0 million of borrowings under the revolving credit facility offset by a repayment of the senior secured term loan credit facility and loan amendment costs.
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
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. At June 30, 2021, there have been no material changes to our critical accounting estimates from those disclosed in our 2020 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our financial condition and results of operations will be materially adversely affected by the coronavirus pandemic; (ii) volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition; (iii) material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock; (iv) our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects; (v) volatility and cyclicality in the commercial vehicle market could adversely affect us; (vi) we may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected; (vii) we may be unable to complete strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions; (viii) circumstances associated with our acquisition and divestiture strategy could adversely affect our results of operations and financial condition; (ix) our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues; (x) our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected; (xi) our major OEM customers may exert significant influence over us; (xii) we are subject to certain risks associated with our foreign operations; (xiii) the U.K.’s exit from the European Union (EU) could materially and adversely impact our results of operations, financial condition and cash flows; (xiv) we are subject to certain risks associated with our Mexican operations; (xv) decreased availability or increased costs of materials could increase our costs of producing our products; (xvi) we have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized; (xvii) our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results; (xviii) we may be unable to successfully introduce new products and, as a result, our business, and financial condition and results of operations could be materially and adversely affected (xix) we could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production; (xx) if we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be materially and adversely affected; (xxi) we may be adversely impacted by labor strikes, work stoppages and other matters; (xxii) our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary; (xxiii) our inability to successfully achieve operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings; (xxiv) the geographic profile of our taxable income could adversely impact our tax provision and therefore our results of operations; (xxv) exposure to currency exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could materially impact our results of operations; (xxvi) we have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights and our operations could be limited by the rights of others; (xxvii) our products may be susceptible to claims by third parties that our products infringe upon their proprietary rights; (xxviii) we may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources; (xxix) our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our financial condition and results of operations; (xxx) the agreement governing our senior secured revolving credit facility and the agreement governing our senior secured term loan credit facility contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected; (xxxi) our indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness; (xxxii) the transition away from LIBOR may adversely affect our cost to obtain financing and may negatively impact our interest rate swap agreements; (xxxiii) our operating results, revenues and expenses may fluctuate significantly from quarter-to-quarter or year-to-year, which could have an adverse effect on the market price of our common stock; (xxxiv) our common stock has historically had a low trading volume with limited analyst coverage and, as a result, any sale of a significant number of shares may depress the trading price of our stock; stockholders may be unable to sell their shares above the purchase price; (xxxv) provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock; (xxxvi) security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer; and (xxxvii) we face risks related to health epidemics that could impact our sales and operating results as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2020 and the Company's filings with the SEC. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K. As of June 30, 2021, there have been no material changes in our exposure to market risk from those disclosed in our 2020 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the six months ended June 30, 2021 that were not registered under the Securities Act of 1933, as amended.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable.

ITEM 6    Exhibits

3.2
Amendment to the Amended and Restated By-Laws of the Company, Article VII, Exclusive Forum (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K (File No. 001-34365), filed on June 1, 2021).

4.1
Amendment to Rights Agreement, dated as of April 15, 2021, by and between Commercial Vehicle Group, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 19, 2021).

10.1
Term Loan Agreement, dated as of April 30, 2021, between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 4, 2021).

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 3, 2021	By	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2021	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)