Form 10-Q
period 2021-09-30
Commercial Vehicle Group, Inc.
filed 2021-11-02
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2021 was 32,978,449 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands, except per share amounts)
Revenues	$239,610	$187,697	$742,673	$501,698
Cost of revenues	209,466	163,538	647,040	450,761
Gross profit	30,144	24,159	95,633	50,937
Selling, general and administrative expenses	18,772	15,266	52,529	50,066
Goodwill and other impairment	—	—	—	29,017
Operating income (loss)	11,372	8,893	43,104	(28,146)
Other (income) expense	(186)	213	(1,127)	749
Interest expense	1,630	5,461	9,489	15,393
Loss on extinguishment of debt	—	—	7,155	—
Income (loss) before provision for income taxes	9,928	3,219	27,587	(44,288)
Provision (benefit) for income taxes	2,417	(959)	6,491	(11,375)
Net income (loss)	$7,511	$4,178	$21,096	$(32,913)
Earnings (loss) per Common Share:
Basic	$0.24	$0.13	$0.67	$(1.07)
Diluted	$0.23	$0.13	$0.64	$(1.07)
Weighted average shares outstanding:
Basic	31,570	30,986	31,432	30,894
Diluted	32,706	31,617	32,738	30,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited) (In thousands)
Net income (loss)	$7,511	$4,178	$21,096	$(32,913)
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(1,225)	2,628	(1,809)	(257)
Minimum pension liability, net of tax	1,421	(957)	2,094	(1,850)
Derivative instrument, net of tax	(549)	893	(1,052)	(781)
Other comprehensive income (loss)	(353)	2,564	(767)	(2,888)
Comprehensive income (loss)	$7,158	$6,742	$20,329	$(35,801)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$33,603	$50,503
Accounts receivable, net of allowances of $301 and $644, respectively	192,111	151,101
Inventories	146,469	91,247
Other current assets	19,918	17,686
Total current assets	392,101	310,537
Property, plant and equipment, net	62,142	62,776
Intangible assets, net	19,142	21,804
Deferred income taxes	24,018	25,981
Other assets, net	31,789	33,275
Total assets	$529,192	$454,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$139,076	$112,402
Accrued liabilities and other	52,070	50,056
Current portion of long-term debt	8,438	2,429
Total current liabilities	199,584	164,887
Long-term debt	170,253	144,147
Pension and other post-retirement benefits	11,646	15,296
Other long-term liabilities	27,051	34,673
Total liabilities	408,534	359,003
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 31,569,749 and 31,249,811 shares issued and outstanding respectively)	316	313
Treasury stock, at cost: 1,567,654 and 1,560,623 shares, respectively	(11,966)	(11,893)
Additional paid-in capital	254,341	249,312
Retained deficit	(76,260)	(97,356)
Accumulated other comprehensive loss	(45,773)	(45,006)
Total stockholders’ equity	120,658	95,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$529,192	$454,373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,096	$(32,913)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,879	13,835
Impairment expense	—	29,017
Noncash amortization of debt financing costs	895	1,365
Payment in kind interest expense	2,254	3,649
Share-based compensation expense	5,029	2,471
Deferred income taxes	2,771	(13,267)
Non-cash loss (income) on derivative contracts	(642)	2,038
Loss on extinguishment of debt	7,155	—
Change in other operating items:
Accounts receivable	(41,452)	(13,686)
Inventories	(55,913)	(626)
Prepaid expenses	(2,452)	2,539
Accounts payable	25,225	26,856
Other operating activities, net	1,266	9,494
Net cash provided by (used in) operating activities	(20,889)	30,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,441)	(6,021)
Proceeds from disposal/sale of property, plant and equipment	42	569
Net cash used in investing activities	(11,399)	(5,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	150,000	—
Repayment of term loan facility	(1,875)	—
Repayment of 2023 term loan facility principal	(152,654)	(8,281)
Borrowings under revolving credit facility	51,800	—
Repayment of revolving credit facility	(20,500)	—
Borrowings under ABL revolving credit facility	11,300	15,000
Repayment of ABL revolving credit facility	(11,300)	(15,000)
Debt extinguishment payments and early payment fees on debt	(3,031)	—
Debt issuance and amendment costs	(2,333)	(2,579)
Contingent Consideration payment	(5,000)	—
Other financing activities	(334)	(339)
Net cash provided by (used in) financing activities	16,073	(11,199)

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(685)	(31)

NET INCREASE (DECREASE) IN CASH	(16,900)	14,090

CASH:
Beginning of period	50,503	39,511
End of period	$33,603	$53,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Share-based compensation expense	46,014	—	—	862	—	—	862
Total comprehensive income (loss)	—	—	—	—	(24,594)	(8,030)	(32,624)
Balance - March 31, 2020	30,847,269	$323	$(11,230)	$246,714	$(84,901)	$(53,980)	$96,926
Share-based compensation expense	138,400	(14)	—	868	—	—	854
Total comprehensive income (loss)	—	—	—	—	(12,497)	2,578	(9,919)
Balance - June 30, 2020	30,985,669	$309	$(11,230)	$247,582	$(97,398)	$(51,402)	$87,861
Share-based compensation expense	—	$1	$—	$741	$—	$—	$742
Total comprehensive income (loss)	—	$—	$—	$—	$4,178	$2,564	$6,742
Balance - September 30, 2020	30,985,669	$310	$(11,230)	$248,323	$(93,220)	$(48,838)	$95,345

Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Share-based compensation income	132,034	2	—	965	—	—	967
Total comprehensive income (loss)	—	—	—	—	8,490	(2,212)	6,278
Balance - March 31, 2021	31,381,845	$315	$(11,893)	$250,277	$(88,866)	$(47,218)	$102,615
Share-based compensation expense	187,904	1	(73)	2,201	—	—	2,129
Total comprehensive income (loss)	—	—	—	—	5,095	1,798	6,893
Balance - June 30, 2021	31,569,749	$316	$(11,966)	$252,478	$(83,771)	$(45,420)	$111,637
Share-based compensation expense	—	$—	$—	$1,863	$—	$—	$1,863
Total comprehensive income	—	$—	$—	$—	$7,511	$(353)	$7,158
Balance - September 30, 2021	31,569,749	$316	$(11,966)	$254,341	$(76,260)	$(45,773)	$120,658
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries is a global provider of components, assemblies and systems to the traditional commercial vehicle market, the electric vehicle market, and the warehouse automation market. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $192.1 million as of September 30, 2021 and $151.1 million as of December 31, 2020. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended September 30, 2021
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$667	$75,439	$(288)	$75,818
Electrical wire harnesses, panels and assemblies	93,895	590	(159)	94,326
Trim	40,174	78	(446)	39,806
Cab structures and sleeper boxes	18,625	—	—	18,625
Mirrors, wipers and controls	10,751	383	(99)	11,035
Total	$164,112	$76,490	$(992)	$239,610

	Three Months Ended September 30, 2020
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$344	$65,802	$(1,946)	$64,200
Electrical wire harnesses, panels and assemblies	65,791	1,557	(111)	67,237
Trim	33,364	1,187	(73)	34,478
Cab structures and sleeper boxes	12,479	—	—	12,479
Mirrors, wipers and controls	9,089	356	(142)	9,303
Total	$121,067	$68,902	$(2,272)	$187,697

	Nine Months Ended September 30, 2021
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$3,866	$245,975	$(8,793)	$241,048
Electrical wire harnesses, panels and assemblies	284,991	5,538	(810)	289,719
Trim	118,386	150	(1,368)	117,168
Cab structures and sleeper boxes	60,952	—	—	60,952
Mirrors, wipers and controls	33,263	819	(296)	33,786
Total	$501,458	$252,482	$(11,267)	$742,673

	Nine Months Ended September 30, 2020
	Electrical Systems	Global Seating	Elimination/ Other	Total
Seats	$993	$190,088	$(2,460)	$188,621
Electrical wire harnesses, panels and assemblies	167,986	2,304	(216)	170,074
Trim	76,790	4,550	(1,113)	80,227
Cab structures and sleeper boxes	32,910	—	—	32,910
Mirrors, wipers and controls	28,697	1,802	(633)	29,866
Total	$307,376	$198,744	$(4,422)	$501,698

4. Debt
Debt consisted of the following:

	September 30, 2021	December 31, 2020
Term loan facility due 2026	$148,125	$—
Revolving credit facility due 2026	31,300	—
Term loan and security agreement due 2023	—	150,950
Unamortized issuance costs and discount	(734)	(4,374)
	$178,691	$146,576
Less: current portion, net of unamortized issuance costs and discount of $0.0 million at September 30, 2021 and $1.9 million at December 31, 2020, respectively	(8,438)	(2,429)
Total long-term debt, net of current portion	$170,253	$144,147
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
At September 30, 2021 we had $31.3 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.4 million and availability of $92.3 million. The unamortized deferred financing fees associated with the Revolving Credit Facility were $1.3 million as of September 30, 2021, which are being amortized over the remaining life of the Credit Agreement. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility were $0.4 million as of December 31, 2020. At December 31, 2020, we had outstanding letters of credit of $1.6 million.
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
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (subject to step-downs to 3.50:1.0 at the end of the fiscal quarter ending September 30, 2021; to 3.25:1.0 at the end of the fiscal quarter ending March 31, 2022; and to 3.00:1.0 for each fiscal quarter on and after the fiscal quarter ending September 30, 2022).
We were in compliance with the covenants as of September 30, 2021.
Repayment and prepayment
The Credit Agreement requires the Company to make quarterly amortization payments to the Term Loan Facility at an annualized rate of the loans under the Term Loan Facility for every year beginning in the third quarter of 2021 as follows: 5.0%, 7.5%, 10.0%, 12.5% and 15%. The Credit Agreement also requires all outstanding amounts under the Credit Facilities to be repaid in full on the Maturity Date.
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
The Credit Agreement contains customary representations and warranties by the Company. The representations and warranties contained in the Credit Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.
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
The discharge resulted in a loss on extinguishment of debt of $7.2 million, including $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million, and $0.5 million of other fees associated with the new debt, recorded in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
Cash Paid for Interest
For the nine months ended September 30, 2021 and 2020, cash payments for interest were $7.0 million and $9.3 million, respectively.
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
The changes in the carrying amounts of goodwill are as follows:

	Electrical Systems	Global Seating	Total
Balance - December 31, 2019	$22,802	$5,014	$27,816
Finalization of FSE Purchase Accounting	(537)	—	(537)
Goodwill impairment	(22,265)	(4,809)	(27,074)
Currency translation adjustment	—	(205)	(205)
Balance - December 31, 2020	$—	$—	$—

Our definite-lived intangible assets were comprised of the following:

		September 30, 2021			December 31, 2020
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,568	$(4,946)	$6,622	$11,634	$(4,681)	$6,953
Customer relationships	15 years	14,782	(8,250)	6,532	14,881	(7,536)	7,345
Technical know-how	5 years	9,790	(3,997)	5,793	9,790	(2,529)	7,261
Covenant not to compete	5 years	330	(135)	195	330	(85)	245
		$36,470	$(17,328)	$19,142	$36,635	$(14,831)	$21,804

The aggregate intangible asset amortization expense was $0.9 million for the three months ended September 30, 2021 and 2020. The aggregate intangible asset amortization expense was $2.6 million for the nine months ended September 30, 2021 and 2020.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and in Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of September 30, 2021, the hedge contract for transactions denominated in Ukrainian Hryvnia was not designated as a hedging instrument; therefore, it is marked-to-market and the fair value of the agreement is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covers $80 million of outstanding debt under the Term Loan Facility. As of September 30, 2021, the interest rate swaps were not designated as hedging instrument, therefore, are marked-to-market and the fair value of the agreement recorded in the Condensed Consolidated Balance Sheets with the offsetting gain or loss recorded in interest and other expense in the Condensed Consolidated Statements of Operations.
Contingent Consideration. As a result of the acquisition of First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent

Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. As of September 30, 2021, the remaining undiscounted Contingent Consideration payment is estimated at $4.8 million and the fair value is $4.3 million, which is presented in the Condensed Consolidated Balance Sheets in other long term liabilities. A payment of $5.0 million was made during the second quarter of 2021 based on achievement of the second EBITDA threshold.
The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis are categorized as follows:

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$794	$—	$794	$—	$1,882	$—	$1,882	$—
Interest rate swaps	$411	$—	$411	$—	$936	$—	$936	$—
Liabilities:
Interest rate swaps	$913	$—	$913	$—	$2,080	$—	$2,080	$—
Contingent Consideration	$4,288	$—	$—	$4,288	$8,800	$—	$—	$8,800

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent Consideration liability balance at December 31, 2020	$8,800
Change in fair value	488
Payments	(5,000)
Contingent Consideration liability balance at September 30, 2021	$4,288
The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2021		December 31, 2020
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$7,055	$7,287	$14,675	$16,558

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		September 30, 2021	December 31, 2020
Foreign exchange contracts	Other current assets	$794	$1,882
Interest rate swaps	Accrued liabilities and other	$411	$936

	Derivative Liability
	Balance Sheet Location	Fair Value
		September 30, 2021	December 31, 2020
Interest rate swaps	Accrued liabilities and other	$913	$2,080

	Derivative Equity
	Balance Sheet Location	Fair Value
		September 30, 2021	December 31, 2020
Foreign exchange contracts	Accumulated other comprehensive loss	$389	$1,441
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts	Cost of revenues	$807	$(640)	$1,654	$(1,525)
Interest rate swaps	Interest and other expense	$(1)	$(2)	$(7)	$(1,026)
Foreign exchange contracts	Other (income) expense	$63	$—	$286	$—
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility [1]	$147,391	$144,057	$—	$—
Term loan and security agreement [2]	$—	$—	$146,576	$144,878
Revolving Credit Facility [1]	$31,300	$31,300	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $8.4 million and long-term debt of $170.3 million as of September 30, 2021
2.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $144.1 million as of December 31, 2020.

7. Leases
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,519	$3,665	$7,493	$8,693
Finance lease cost	87	121	280	334
Short-term lease cost	1,799	922	4,771	2,988
Total lease expense	$4,405	$4,708	$12,544	$12,015

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2021	December 31, 2020
Operating Leases
Right-of-use assets, net	Other assets, net	$28,148	$30,047

Current liabilities	Accrued liabilities and other	9,078	9,236
Non-current liabilities	Other long-term liabilities	20,732	23,932
Total operating lease liabilities		$29,810	$33,168

Finance Leases
Right-of-use assets, net	Other assets, net	$545	$767

Current liabilities	Accrued liabilities and other	225	293
Non-current liabilities	Other long-term liabilities	308	434
Total finance lease liabilities		$533	$727

For the nine months ended September 30, 2021 and 2020, cash payments on operating leases were $8.5 million and $7.8 million, respectively.

Right-of-use Asset Impairment. The impairment of an operating lease right-of-use asset of $0.4 million was recorded for first quarter ended March 31, 2020. The impairment charge is presented in Goodwill and other impairment in the Condensed Consolidated Statements of Operations.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2021	$2,795	$72	$2,867
2022	10,642	208	10,850
2023	6,711	141	6,852
2024	5,310	91	5,401
2025	4,588	49	4,637
Thereafter	4,748	2	4,750
Total lease payments	$34,794	$563	$35,357
Less: Imputed interest	(4,984)	(30)	(5,014)
Present value of lease liabilities	$29,810	$533	$30,343
8. Income Taxes
For the three and nine months ended September 30, 2021 we recorded a $2.4 million and $6.5 million tax provision, respectively, or 24% effective tax rate for each period, compared to a $1.0 million and $11.4 million tax benefit for the three and nine months ended September 30, 2020, respectively. The effective tax rate in the current three and nine month period is higher than the U.S. federal income tax rate primarily as a result of U.S. state and non-U.S. income taxes. The Company’s prior year tax benefit for the three months ended September 30, 2020 was primarily a result of a $2.0 million income tax benefit recorded for the impact of the high-tax exception to Global Intangible Low-Taxed Income ("GILTI"). The Company’s prior year tax benefit for the nine months ended September 30, 2020 was primarily attributable to a pre-tax net loss versus a pre-tax net income in the nine months ended September 30, 2021.
For the nine months ended September 30, 2021 and 2020, cash paid for taxes, net of refunds received, were $3.1 million and $0.9 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$207	$281	$160	$210
Expected return on plan assets	(553)	(519)	(251)	(277)
Amortization of prior service cost	2	2	12	151
Recognized actuarial loss	70	74	239	12
Net (benefit) cost	$(274)	$(162)	$160	$96

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest cost	$621	$843	$483	$618
Expected return on plan assets	(1,659)	(1,556)	(755)	(806)
Amortization of prior service cost	6	5	40	437
Recognized actuarial loss	210	223	721	36
Net (benefit) cost	$(822)	$(485)	$489	$285

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in other expense (income) within the Condensed Consolidated Statements of Operations.

Subsequent to the quarter ended September 30, 2021, the Audit Committee of the Board of Directors approved amendments to the U.S. Pension Plan to terminate the plan. The plan participants have been notified of the Company's intention to terminate the plan effective December 31, 2021.
10. Performance Awards
In 2020, the Company made awards, defined as cash, shares or other awards, to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) and the Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). Effective June 15, 2020, as part of the Company’s stockholders’ approval of the 2020 EIP, the Company agreed that no more awards will be made under the 2014 EIP.
Restricted Cash Awards – Restricted cash is a grant that is earned and payable in cash based upon the Company’s relative total shareholder return in terms of ranking as compared to the peer group generally ranging from a one to three-year period.
Performance Stock Awards Settled in Cash – Performance-based stock award is a grant that is earned and payable in cash. The total amount payable as of the award's vesting date is determined based upon number of shares allocated to each participant, the Company’s relative total shareholder return in terms of ranking which can fluctuate as compared to the peer group over the performance period, and the share price of the Company's stock.
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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2020	$976
Forfeitures	(81)
Adjustments	909
Payments	(300)
Adjusted Award Value at September 30, 2021	$1,504
Unrecognized compensation expense was $2.3 million as of September 30, 2021.
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
Performance Stock Awards – Performance-based stock awards have similar restrictions as restricted stock. They vest over the specified period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period if the Company meets the performance targets set at the time the award was granted. Performance targets are based on relative total shareholder return in terms of ranking as compared to the peer group over the performance period.
As of September 30, 2021, there was approximately $6.0 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining restricted period for each grant.
A summary of the status of our share-based compensation awards as of September 30, 2021 and changes during the nine months ended September 30, 2021, are presented below:

	2021
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2020	1,263	$3.48
Granted	457	9.90
Vested	(327)	5.50
Forfeited	(23)	7.18
Nonvested - September 30, 2021	1,370	$5.07
As of September 30, 2021, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 31,569,749 and 31,249,811 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share. No preferred shares were outstanding as of September 30, 2021 and December 31, 2020.
Diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$7,511	$4,178	$21,096	$(32,913)
Weighted average number of common shares outstanding (in '000s)	31,570	30,986	31,432	30,894
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	1,136	631	1,306	—
Dilutive shares outstanding	32,706	31,617	32,738	30,894
Basic earnings (loss) per share	$0.24	$0.13	$0.67	$(1.07)
Diluted earnings (loss) per share	$0.23	$0.13	$0.64	$(1.07)

There were no outstanding share-based compensation awards that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2021 and there were 282 thousand outstanding restricted shares that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2020. There were no outstanding share-based compensation awards that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2021 and there were 256 thousand outstanding restricted shares that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2020.
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

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	(1,809)	—	—	(1,809)
Amortization of actuarial gain (loss)	—	2,094	—	2,094
Derivative instruments	—	—	(1,052)	(1,052)
Balance - September 30, 2021	$(20,833)	$(25,329)	$389	$(45,773)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2019	$(24,032)	$(22,382)	$464	$(45,950)
Net current period change	(257)	—	—	(257)
Amortization of actuarial gain (loss)	—	(1,850)	—	(1,850)
Derivative instruments	—	—	(781)	(781)
Balance - September 30, 2020	$(24,289)	$(24,232)	$(317)	$(48,838)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(1,225)	$—	$(1,225)	$(1,809)	$—	$(1,809)
Amortization of actuarial gain (loss)	1,308	113	1,421	1,754	340	2,094
Derivative instruments	(717)	168	(549)	(1,373)	321	(1,052)
Total other comprehensive income (loss)	$(634)	$281	$(353)	$(1,428)	$661	$(767)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$2,628	$—	$2,628	$(257)	$—	$(257)
Amortization of actuarial gain (loss)	(1,179)	222	(957)	(2,284)	434	(1,850)
Derivative instruments	1,167	(274)	893	(878)	97	(781)
Total other comprehensive income (loss)	$2,616	$(52)	$2,564	$(3,419)	$531	$(2,888)

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

The changes in accrued restructuring balances are as follows:

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2020	$463	$40	$176	$679
Payments and other adjustments	(463)	(40)	(176)	(679)
September 30, 2021	$—	$—	$—	$—

	Electrical Systems	Global Seating	Corporate/ Other	Total
December 31, 2019	$1,276	$102	$947	$2,325
New charges	2,690	1,012	469	4,171
Payments and other adjustments	(3,422)	(879)	(1,057)	(5,358)
September 30, 2020	$544	$235	$359	$1,138
Of the $4.2 million costs incurred in the nine months ended September 30, 2020, $3.3 million primarily related to headcount reductions and $0.9 million related to facility exit and other costs. Of the $4.2 million costs incurred, $3.2 million was recorded in cost of revenues and $1.0 million was recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2021, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2021, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as of September 30, 2021, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following presents a summary of the warranty provision for the nine months ended September 30, 2021:

Balance - December 31, 2020	$2,041
Provision for warranty claims	854
Deduction for payments made and other adjustments	(1,238)
Balance - September 30, 2021	$1,657

Debt Payments - As disclosed in Note 4, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years:

	Term loan facility	Revolving credit facility	Total
Remainder of 2021	$1,875	$—	$1,875
2022	$9,375	$—	$9,375
2023	$13,125	$—	$13,125
2024	$16,875	$—	$16,875
2025	$20,625	$—	$20,625
Thereafter	$86,250	$31,300	$117,550

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
•Commercial vehicle accessories including OE and aftermarket wipers, mirrors, floormats and sensors; and
•Cab structures for the North American MD/HD truck market.
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

The following table presents segment results for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$163,134	$76,476	$—	$239,610
Intersegment revenues	978	14	(992)	—
Total revenues	$164,112	$76,490	$(992)	$239,610
Gross profit	$23,662	$6,484	$(2)	$30,144
Selling, general & administrative expenses	5,878	6,061	6,833	18,772
Operating income (loss)	$17,784	$423	$(6,835)	$11,372

	Three Months Ended September 30, 2020
	Electrical Systems	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$120,723	$66,974	$—	$187,697
Intersegment revenues	344	1,928	(2,272)	—
Total revenues	$121,067	$68,902	$(2,272)	$187,697
Gross profit	$16,118	$8,418	$(377)	$24,159
Selling, general & administrative expenses	3,895	3,646	7,725	15,266
Operating income (loss)	$12,223	$4,772	$(8,102)	$8,893

	Nine Months Ended September 30, 2021
	Electrical System	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$496,926	$245,747	$—	$742,673
Intersegment revenues	4,532	6,735	(11,267)	—
Total revenues	$501,458	$252,482	$(11,267)	$742,673
Gross profit	$67,710	$27,966	$(43)	$95,633
Selling, general & administrative expenses	16,505	17,016	19,008	52,529
Operating income (loss)	$51,205	$10,950	$(19,051)	$43,104

	Nine Months Ended September 30, 2020
	Electrical	Global Seating	Corporate/ Other	Total
Revenues
External revenues	$305,389	$196,309	$—	$501,698
Intersegment revenues	1,987	2,435	(4,422)	—
Total revenues	$307,376	$198,744	$(4,422)	$501,698
Gross profit	$28,208	$23,133	$(404)	$50,937
Selling, general & administrative expenses	15,884	12,379	21,803	50,066
Goodwill and other impairment	23,415	4,809	793	29,017
Operating income (loss)	$(11,091)	$5,945	$(23,000)	$(28,146)

17. Other Financial Information
Items reported in inventories consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$112,876	$65,334
Work in process	18,622	13,373
Finished goods	14,971	12,540
Inventories	$146,469	$91,247

Inventories increased by $55.2 million from December 31, 2020 to September 30, 2021 due to cost inflation, customer schedule volatility, and supply chain issues.

Items reported in property, plant, and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Land and buildings	$32,628	$30,305
Machinery and equipment	191,248	189,939
Construction in progress	7,847	1,558
Property, plant, and equipment, gross	231,723	221,802
Less accumulated depreciation	(169,581)	(159,026)
Property, plant and equipment, net	$62,142	$62,776
Items reported in accrued expenses and other liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Compensation and benefits	$18,297	$15,877
Operating lease liabilities	9,078	9,236
Accrued freight	6,835	2,556
Contingent Consideration	4,288	4,870
Taxes payable	3,804	4,057
Other	9,768	13,460
Accrued liabilities and other	$52,070	$50,056

18. Subsequent Event

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company's cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We expect the restructuring cost to be between $4.0 million to $6.0 million for the entire program.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and nine month periods ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.

Business Overview
CVG is a global provider of components, assemblies and systems to the traditional commercial vehicle market, the electric vehicle market, and the warehouse automation market.

Commercial Trends in the North America Commercial Truck Markets
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks. Heavy-duty truck OEMs generally dictate the specifications of component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
Current trends include future adoption of electric vehicles in the commercial truck segment. Commercial truck makers are developing electric models of all classes of trucks and buses in their fleets. This has created an increased number of platform opportunities relative to historical trends of platform changes. The Company competes to retain its existing positions on platforms that are getting refreshed, competitively win new positions on platforms on which it is not the incumbent supplier, and gain first fit positions on new Electric Vehicle platforms. The global truck market is evolving to include many offerings aimed at low emissions and less impact on the environment.
In general, demand for our heavy-duty (or "Class 8") truck products is generally dependent on the number of new heavy-duty trucks manufactured in North America, which in turn is a function of general economic conditions, supply chain constraints, interest rates, changes in government regulations, consumer spending, fuel costs, freight costs, fleet operators' financial health and access to capital, used truck prices and our customers’ inventory levels. New heavy-duty truck demand has historically been cyclical and is particularly sensitive to the industrial sector of the economy, which generates a significant portion of the freight tonnage hauled by commercial vehicles.
With respect to the North American medium-duty (or "Class 5-7") market, we primarily participate in the Class 6 and 7 portion of the market. The medium-duty truck market is influenced by overall economic conditions but has historically been less cyclical than the North American Class 8 truck market, with highs and lows generally not as pronounced as the Class 8 truck market.
The Company is a new entrant into making components, sub-assemblies and systems for the last-mile delivery vehicle market. This is a focus of business development activities and the Company has secured business for 2021 and beyond.
Commercial Trends in Warehouse Automation Subsystems
Demand for our warehouse automation subsystems is derived by expansion of supply chain infrastructures to accommodate increased customer orders in e-commerce. As the percentage of products ordered on-line increases, the delivery mechanisms must expand to increase output. Additionally, desire for cost reduction, increased throughput volume and SKU proliferation, a greater variety of order and package types, more frequent product returns by end consumers, and COVID-19-driven social distancing protocols on warehouse floors, all have driven increased investment in automated solutions by warehouse operators. The Company assembles the material handling subsystems incorporated into automated warehouses.
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
Other Key Developments
On April 30, 2021, the Company closed on $275 million in senior secured credit facilities, consisting of a $150 million Term Loan Facility and a $125 million Revolving Credit Facility. During the nine months ended September 30, 2021, the Company recognized a loss on extinguishment of debt of approximately $7.2 million, including a non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium, and certain fees related to the new Credit Facilities. The Company deferred $1.8 million of fees related to the new Credit Facilities. All amounts under the 2023 Term Loan Facility and ABL Revolving Credit Facility were repaid and discharged in full on April 30, 2021 and the TLS Agreement and Third ARLS Agreement were terminated.
On October 25, 2021, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the Company to engage in supply chain financing arrangements with financial institutions to cover up to $20.0 million in accounts receivable from customers per month. Additionally, the Amendment increases the Company’s capital expenditure investment threshold from $25.0 million to $32.0 million.
On October 25, 2021, the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. The Company is focused on implementing customer price increases where margin on product is not meeting profitability targets.
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
While backlog was strong in the truck markets during the quarter ended September 30, 2021, all markets we operate in were impacted by supply chain constraints which caused volatility on our customers' production schedules and had a negative impact on our results. Overall, we continued to experience global supply chain disruptions in the third quarter, including longer lead-times to procure parts from China and due to port backups, labor inflation, chip shortages, steel and other raw material inflation, and freight cost increases. The impact of the pandemic and related economic recovery continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and minimize to the extent possible disruptions and delays in production due to labor shortages or customer schedules, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.
As we begin the fourth quarter, supply chains for our products continue to be negatively impacted by the global shortage of semiconductor chips. We are proactively managing to the extent possible labor shortages due to local dynamics around our primary manufacturing facilities, material inflation, freight costs increases, and global supply constraints.
On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company’s cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We expect the restructuring cost to be between $4.0 million to $6.0 million for the entire program.
In late March 2020, the Company took action to right-size the business and working capital profile to protect profit margin and liquidity levels. We implemented a comprehensive program of cost reduction initiatives and manufacturing capacity rationalization initiatives. These actions continued through the end of 2020. Actions included headcount reductions, reduction in recurring consulting expenses, re-prioritization and decrease in capital spending and reduction in sales and marketing expenses. Additionally, the Company eliminated the Corporate Business Development, Aviation, Quality, Procurement and Operating Excellence departments. The Company also implemented other temporary measures including pay reductions, plant shutdowns, furloughs, elimination of most annual incentive pay, suspension of the employer 401(k) match, and reduction in non-essential travel in an effort to mitigate the uncertainty.

Consolidated Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$239,610	$187,697	$51,913	27.7%
Gross profit	$30,144	$24,159	$5,985	24.8%
Selling, general and administrative expenses	$18,772	$15,266	$3,506	23.0%
Interest expense	$1,630	$5,461	$(3,831)	(70.2)%
Provision (benefit) for income taxes	$2,417	$(959)	$3,376	NM [1]
Net income	$7,511	$4,178	$3,333	79.8%
1.Not meaningful

Revenues. The increase in consolidated revenues resulted from:

•a $15.8 million, or 22.9%, increase in OEM North American MD/HD Truck revenues;
•a $25.2 million, or 215.4%, increase in warehouse automation revenues;
•a $16.4 million, or 60.1%, increase in OEM construction equipment revenues;
•a $0.7 million, or 2.8%, increase in aftermarket and OES revenues; and
•a $6.2 million, or 15.1% decrease in other revenues.
Third quarter 2021 revenues were favorably impacted by foreign currency exchange translation of $2.4 million, which is reflected in the change in revenues above.
Gross Profit. The $6.0 million increase in gross profit is primarily attributable to the increase in sales volume, increased pricing to offset material cost increases, and an improved cost structure. Included in gross profit is cost of revenues, which increased $45.9 million, or 28.1%, as a result of an increase in raw material and purchased component costs of $32.8 million, or 30.9%, and an increase in labor and overhead expenses of $13.1 million, or 22.9%. As a percentage of revenues, gross profit margin was 12.6% for the three months ended September 30, 2021 compared to 12.9% for the three months ended September 30, 2020.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as Contingent Consideration, marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses increased $3.5 million compared to the three months ended September 30, 2020, primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 as a result of the temporary actions taken in response to the COVID-19 pandemic. As a percentage of revenues, SG&A expense was 7.8% for the three months ended September 30, 2021 compared to 8.1% for the three months ended September 30, 2020.
Interest Expense. Interest associated with our debt was $1.6 million and $5.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest expense primarily related to a $1.8 million decrease in Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020 and a lower interest expense of $2.0 million due to refinancing of the Company's long term debt in April 2021.
Provision (Benefit) for Income Taxes. An income tax provision of $2.4 million and an income tax benefit of $1.0 million were recorded for the three months ended September 30, 2021 and 2020, respectively. The period over period change in income tax was primarily attributable to a $6.7 million increase in pre-tax income versus the prior year period and a period-specific $2.0 million income tax benefit recorded in the prior year period for the impact of the high-tax exception to GILTI.

Net Income (loss). Net income was $7.5 million for the three months ended September 30, 2021 compared to $4.2 million for the three months ended September 30, 2020. The increase in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The table below sets forth certain Electrical Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$164,112	$121,067	$43,045	35.6%
Gross profit	$23,662	$16,118	$7,544	46.8%
Selling, general & administrative expenses	$5,878	$3,895	$1,983	50.9%
Operating income	$17,784	$12,223	$5,561	45.5%

Revenues. The increase in Electrical System Segment revenues resulted from:

•a $12.8 million, or 27.9%, increase in OEM North American MD/HD Truck revenues;
•a $26.4 million, or 249.1% increase in warehouse automation revenues;
•a $8.7 million, or 63.0%, increase in OEM construction equipment revenues;
•a $0.6 million, or 6.2% decrease in aftermarket and OES revenue; and
•a $4.3 million, or 10.4%, decrease in other revenues.
Electrical System Segment revenues were favorably impacted by foreign currency exchange translation of $0.7 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases. Included in gross profit is cost of revenues, which increased $35.5 million, or 33.8%, as a result of an increase in raw material and purchased component costs of $25.7 million, or 37.3%, and an increase in labor and overhead expenses of $9.8 million, or 27.2%. As a percentage of revenues, gross profit margin was 14.4% for the three months ended September 30, 2021 compared to 13.3% for the three months ended September 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in wages and benefits in the 2021 period compared to 2020 reduced wage and benefit levels as a result of the temporary actions taken in response to the COVID-19 pandemic, offset by a $0.4 million decrease in charge for Contingent Consideration. On a percentage of revenues basis, SG&A expense was consistent with the prior year period.
Global Seating Segment Results
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The table below sets forth certain Global Seating Segment operating data for the three months ended September 30 (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$76,490	$68,902	$7,588	11.0%
Gross profit	$6,484	$8,418	$(1,934)	(23.0)%
Selling, general & administrative expenses	$6,061	$3,646	$2,415	66.2%
Operating income	$423	$4,772	$(4,349)	(91.1)%
Revenues. The increase in Global Seating Segment revenues resulted from:

•a $3.0 million, or 12.9%, increase in OEM North American MD/HD Truck revenues;
•a $7.7 million, or 57.0%, increase in OEM construction equipment revenues;
•a $1.3 million, or 8.3%, increase in aftermarket and OES revenues; and
•a $4.4 million, or 26.3%, decrease in other revenues.
Global Seating Segment revenues were favorably impacted by foreign currency exchange translation of $1.7 million, which is reflected in the change in revenues above. The increase in revenue was primarily driven by increased pricing to mitigate material cost increases.
Gross Profit. The decrease in gross profit is primarily attributable to supply chain disruptions including labor constraints, material inflation and freight cost increases, partially offset by increased pricing to mitigate the material cost increases. Included in gross profit is cost of revenues, which increased $9.5 million, or 15.7%, as a result of an increase in raw material and purchased component costs of $5.9 million, or 14.9%, and an increase in labor and overhead expenses of $3.6 million, or 17.4%. As a percentage of revenues, gross profit margin was 8.5% for the three months ended September 30, 2021 compared to 12.2% for the three months ended September 30, 2020. The decrease in gross profit was primarily attributable to the challenges in passing along material and freight cost increases to our customers. Additionally, volatile customer schedules, supply chain constraints and freight cost inflation have caused inefficiencies in our operations.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic.

Consolidated Results of Operations

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The table below sets forth certain consolidated operating data for the nine months ended September 30, (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$742,673	$501,698	$240,975	48.0%
Gross profit	$95,633	$50,937	$44,696	87.7%
Selling, general and administrative expenses	$52,529	$50,066	$2,463	4.9%
Goodwill and other impairment	$—	$29,017	$(29,017)	(100.0)%
Other (income) expense	$(1,127)	$749	$(1,876)	NM [1]
Interest expense	$9,489	$15,393	$(5,904)	(38.4)%
Loss on extinguishment of debt	$7,155	$—	$7,155	100.0%
Provision (benefit) for income taxes	$6,491	$(11,375)	$17,866	NM [1]
Net income (loss)	$21,096	$(32,913)	$54,009	NM [1]
1.Not meaningful
Fluctuations in results from operations during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 were primarily driven by weak second and third quarters of 2020 as a result of the COVID-19 pandemic.
Revenues. The increase in consolidated revenues resulted from:

•a $90.1 million, or 51.5%, increase in OEM North American MD/HD Truck revenues;
•a $100.4 million, or 327.0%, increase in warehouse automation revenues;
•a $45.6 million, or 54.4%, increase in OEM construction equipment revenues;
•a $5.9 million, or 7.8%, increase in aftermarket and OES revenues; and
•a $1.0 million, or 1.1% decrease in other revenues.
Nine months ended 2021 revenues were favorably impacted by foreign currency exchange translation of $12.7 million, which is reflected in the change in revenues above.
Gross Profit. The $44.7 million increase in gross profit is primarily attributable to the increase in sales volume, increased pricing to offset material cost increases, and an improved cost structure. Included in gross profit is cost of revenues, which increased $196.3 million, or 43.5%, as a result of an increase in raw material and purchased component costs of $149.6 million, or 52.7%, and an increase in labor and overhead expenses of $46.7 million, or 27.9%. As a percentage of revenues, gross profit margin was 12.9% for the nine months ended September 30, 2021 compared to 10.2% for the nine months ended September 30, 2020.
Selling, General and Administrative Expenses. SG&A expenses increased $2.5 million compared to the nine months ended September 30, 2020, primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic. This increase was offset by a decrease in non-recurring payments relating to CEO transition and investigation expenses incurred during the nine months ended September 30, 2020 of $5.0 million, a $3.5 million decrease in charge for Contingent Consideration, and a $1.0 million decrease in charges associated with ongoing restructuring initiatives. As a percentage of revenues, SG&A expense was 7.1% for the nine months ended September 30, 2021 compared to 10.0% for the nine months ended September 30, 2020.
Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the nine months ended September 30, 2020. Accordingly, we recognized a $27.1 million impairment of goodwill and impairment of long-lived assets of $1.9 million for the nine months ended September 30, 2020.

Other Expense. Other expenses decreased $1.9 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due primarily to a favorable change in foreign currency of $1.3 million.
Interest Expense. Interest associated with our debt was $9.5 million and $15.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense primarily related to a lower interest expense of $3.5 million due to refinancing of the Company's long term debt in April 2021, a $1.4 million decrease in Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020 and a favorable change in interest rate swap adjustments of $1.0 million.
Loss on extinguishment of debt. On April 30, 2021, the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary prepayment premium of $3.0 million and $0.5 million of other fees associated with the new debt.
Provision (Benefit) for Income Taxes. An income tax provision of $6.5 million and an income tax benefit of $11.4 million were recorded for the nine months ended September 30, 2021 and 2020, respectively. The period over period change in income tax was primarily attributable to a $71.9 million increase in pre-tax income versus the prior year period.

Net Income (loss). Net income was $21.1 million for the nine months ended September 30, 2021 compared to a net loss of $32.9 million for the nine months ended September 30, 2020. The increase in net income is attributable to the factors noted above.

Segment Results
Electrical System Segment Results
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The table below sets forth certain Electrical Systems Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$501,458	$307,376	$194,082	63.1%
Gross profit	$67,710	$28,208	$39,502	140.0%
Selling, general & administrative expenses	$16,505	$15,884	$621	3.9%
Goodwill and other impairment	$—	$23,415	$(23,415)	(100.0)%
Operating income (loss)	$51,205	$(11,091)	$62,296	NM [1]
1.Not meaningful
Fluctuations in results from operations during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 were primarily driven by weak second and third quarters of 2020 as a result of the COVID-19 pandemic.

Revenues. The increase in Electrical System Segment revenues resulted from:

•a $73.2 million, or 68.0%, increase in OEM North American MD/HD Truck revenues;
•a $98.3 million, or 332.1% increase in warehouse automation revenues;
•a $21.4 million, or 52.2%, increase in OEM construction equipment revenues;
•a $5.0 million, or 17.6% increase in aftermarket and OES revenue; and
•a $3.8 million, or 3.8%, decrease in other revenues.
Electrical System Segment revenues were favorably impacted by foreign currency exchange translation of $4.1 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases. Included in gross profit is cost of revenues, which increased $154.6 million, or 55.4%, as a result of an increase in raw material and purchased component costs of $120.3 million, or 69.0%, and an increase in labor and overhead expenses of $34.3 million, or 32.7%. As a percentage of revenues, gross profit margin was 13.5% for the nine months ended September 30, 2021 compared to 9.2% for the nine months ended September 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in wages and benefits in the 2021 period compared to 2020 reduced wage and benefit levels as a result of the temporary actions taken in response to the COVID-19 pandemic, offset by a $3.5 million decrease in charge for Contingent Consideration and a $0.4 million decrease in charges associated with ongoing restructuring initiatives.

Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity for a period of time, the Company determined it had an impairment indicator during the nine months ended September 30, 2020. Accordingly, we recognized a $22.3 million impairment of goodwill and an impairment of long-lived assets of $1.1 million for the nine months ended September 30, 2020.
Global Seating Segment Results
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The table below sets forth certain Global Seating Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2021	2020	$ Change	% Change
Revenues	$252,482	$198,744	$53,738	27.0%
Gross profit	$27,966	$23,133	$4,833	20.9%
Selling, general & administrative expenses	$17,016	$12,379	$4,637	37.5%
Goodwill and other impairment	$—	$4,809	$(4,809)	(100.0)%
Operating income	$10,950	$5,945	$5,005	84.2%
Fluctuations in results from operations during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020 were primarily driven by weak second and third quarters of 2020 as a result of the COVID-19 pandemic.
Revenues. The increase in Global Seating Segment revenues resulted from:

•a $16.9 million, or 25.1%, increase in OEM North American MD/HD Truck revenues;
•a $24.2 million, or 56.5%, increase in OEM construction equipment revenues;
•a $0.9 million, or 1.9%, increase in aftermarket and OES sales; and
•a $11.8 million, or 28.9%, increase in other revenues.
Global Seating Segment revenues were favorably impacted by foreign currency exchange translation of $8.5 million, which is reflected in the change in revenues above.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume and increased pricing to offset material cost increases. Included in gross profit is cost of revenues, which increased $48.9 million, or 27.8%, as a result of an increase in raw material and purchased component costs of $36.2 million, or 31.8%, and an increase in labor and overhead expenses of $12.7 million, or 20.6%. As a percentage of revenues, gross profit margin was 11.1% for the nine months ended September 30, 2021 compared to 11.6% for the nine months ended September 30, 2020.

Selling, General and Administrative Expenses.  SG&A expenses increased $4.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in wages and benefits in the 2021 period compared to 2020 reduced wage and benefit levels as a result of the temporary actions taken in response to the COVID-19 pandemic, offset by a $0.2 million decrease in charges associated with ongoing restructuring initiatives.

Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity, the Company determined it had an impairment indicator during the nine months ended September 30, 2020. Accordingly, we recognized a $4.8 million impairment of goodwill for the nine months ended September 30, 2020.

Liquidity and Capital Resources
During the nine months ended September 30, 2021, the Company borrowed $31.3 million under its revolving credit facility. At September 30, 2021, the Company had liquidity of $125.9 million, consisting of $33.6 million of cash and $92.3 million of availability under the revolving credit facility.
Our primary sources of liquidity as of September 30, 2021 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of September 30, 2021, cash of $33.5 million was held by foreign subsidiaries. The Company had a $0.4 million deferred tax liability as of September 30, 2021 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity

Our ability to comply with the covenants in the Credit Agreement, as discussed in Note 4, Debt, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the Credit Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the Credit Agreement, the lenders could declare an event of default under the Credit Agreement and our indebtedness thereunder could be declared immediately due and payable. The Credit Agreement contain cross default provisions. If we are unable to borrow under the Credit Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

On October 25, 2021, the Company entered into the Amendment to the Credit Agreement. The Amendment permits the Company to engage in supply chain financing arrangements with financial institutions to cover up to $20.0 million in accounts receivable from customers per month. Additionally, the Amendment increases the Company’s capital expenditure investment threshold from $25.0 million to $32.0 million.

Sources and Uses of Cash

	September 30, 2021	September 30, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$(20,889)	$30,772
Net cash used in investing activities	(11,399)	(5,452)
Net cash provided by (used in) financing activities	16,073	(11,199)
Effect of currency exchange rate changes on cash	(685)	(31)
Net increase (decrease) in cash	$(16,900)	$14,090
Operating activities. For the nine months ended September 30, 2021, net cash used in operating activities was $20.9 million compared to net cash provided by operating activities of $30.8 million for the nine months ended September 30, 2020. Net cash used in operating activities is primarily attributable to the increase in working capital for the nine months ended September 30, 2021 as compared to the prior year period.
Investing activities. For the nine months ended September 30, 2021, net cash used in investing activities was $11.4 million compared to $5.5 million for the nine months ended September 30, 2020. In 2021, we expect capital expenditures to be in the range of $16 million to $20 million.
Financing activities. For the nine months ended September 30, 2021, net cash provided by financing activities was $16.1 million compared to net cash used in financing activities of $11.2 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 is attributable to $31.3 million of net borrowings under the revolving credit facility offset by $8.0 million of costs attributed to debt amendment and extinguishment completed during the nine months ended September 30, 2021 and a $5.0 million Contingent Consideration payment. Net cash used in financing activities for the nine months ended September 30, 2020 is attributable to an additional repayment of $5.0 million of the senior secured term loan credit facility and loan amendment costs of $2.6 million.
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
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K. At September 30, 2021, there have been no material changes to our critical accounting estimates from those disclosed in our 2020 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control, such as risks relating to (i) our financial condition and results of operations will be materially adversely affected by the coronavirus pandemic; (ii) volatility in and disruption to the global economic environment (including inflationary pressures), continued supply chain disruptions and changes in the regulatory and business environments in which we operate may have a material adverse effect on our business, results of operations and financial condition; (iii) material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock; (iv) our results of operations could be materially and adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in freight tonnage hauled and in infrastructure development and other construction projects; (v) volatility and cyclicality in the commercial vehicle market could adversely affect us; (vi) we may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be materially and adversely affected; (vii) we may be unable to complete strategic acquisitions or we may encounter unforeseen difficulties in integrating acquisitions; (viii) circumstances associated with our acquisition and divestiture strategy could adversely affect our results of operations and financial condition; (ix) our customer base is concentrated and the loss of business from a major customer or the discontinuation of particular commercial vehicle platforms could reduce our revenues; (x) our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected; (xi) our major OEM customers may exert significant influence over us; (xii) we are subject to certain risks associated with our foreign operations; (xiii) the U.K.’s exit from the European Union (EU) could materially and adversely impact our results of operations, financial condition and cash flows; (xiv) we are subject to certain risks associated with our Mexican operations; (xv) decreased availability or increased costs of materials could increase our costs of producing our products; (xvi) we have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized; (xvii) our inability to compete effectively in the highly competitive commercial vehicle component supply industry could result in lower prices for our products, loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results; (xviii) we may be unable to successfully introduce new products and, as a result, our business, and financial condition and results of operations could be materially and adversely affected (xix) we could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production; (xx) if we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be materially and adversely affected; (xxi) we may be adversely impacted by labor strikes, work stoppages and other matters; (xxii) our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary; (xxiii) our inability to successfully achieve operational efficiencies could result in the incurrence of additional costs and expenses that could adversely affect our reported earnings; (xxiv) the geographic profile of our taxable income could adversely impact our tax provision and therefore our results of operations; (xxv) exposure to currency exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could materially impact our results of operations; (xxvi) we have only limited protection for our proprietary rights in our intellectual property, which makes it difficult to prevent third parties from infringing upon our rights and our operations could be limited by the rights of others; (xxvii) our products may be susceptible to claims by third parties that our products infringe upon their proprietary rights; (xxviii) we may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources; (xxix) our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in a material adverse effect on our financial condition and results of operations; (xxx) the agreement governing our senior secured revolving credit facility and the agreement governing our senior secured term loan credit facility contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected; (xxxi) our indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness; (xxxii) the transition away from LIBOR may adversely affect our cost to obtain financing and may negatively impact our interest rate swap agreements; (xxxiii) our operating results, revenues and expenses may fluctuate significantly from quarter-to-quarter or year-to-year, which could have an adverse effect on the market price of our common stock; (xxxiv) our common stock has historically had a low trading volume with limited analyst coverage and, as a result, any sale of a significant number of shares may depress the trading price of our stock; stockholders may be unable to sell their shares above the purchase price; (xxxv) provisions in our charter documents and Delaware law could discourage potential acquisition proposals, could delay, deter or prevent a change in control and could limit the price certain investors might be willing to pay for our stock; (xxxvi) security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer; and (xxxvii) we face risks related to health epidemics that could impact our sales and operating results as outlined under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ending December 31, 2020 and the Company's filings with the SEC. There can be no assurance that statements made in this Form 10-Q relating to future events will be achieved. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K. As of September 30, 2021, there have been no material changes in our exposure to market risk from those disclosed in our 2020 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1         Legal Proceedings

We are subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, product liability claims, customer and supplier disputes, service provider disputes, examinations by taxing authorities, employment disputes, workers’ compensation claims, unfair labor practice charges, OSHA investigations, intellectual property disputes and environmental claims arising out of the conduct of our businesses. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to our business are not expected to have a material adverse impact on the consolidated financial position, results of operations, stockholders' equity or cash flows; however, such matters are subject to many uncertainties and the outcomes of individual matters are not predictable with any degree of assurance.

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
The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor's Occupational Safety and Health Administration (“OSHA”) is drafting an emergency regulation to carry out this mandate. We currently have no details as to the requirements of the regulations, and it is not possible to predict with certainty the impact the new regulation would have on us. As a company with more than 100 employees, this may result in increased costs, labor disruptions or employee attrition, which could be material. If we lose employees, it will be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs. Accordingly, the proposed new OSHA regulation when implemented could have a material adverse effect on our business and results of operations.

We may be unable to successfully implement price increases and, as a result, our businesses and financial position and results of operations could be materially and adversely affected.

Our ability to implement customer price increases where margin on product is not meeting profitability targets is subject to a variety of factors, such as fluctuations in our material, freight and labor costs or other competitive conditions, which are beyond our control. For example, customers may refuse to pay increased prices that meet our profitability targets, resource from other suppliers, or not issue purchase orders to us with large volumes. Any failure to successfully implement price increases could materially and adversely affect our business, results of operations and growth potential.

Our inability to compete effectively in the highly competitive warehouse automation industry could result in loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results.

The warehouse automation industry is highly competitive. Some of our competitors are companies that are larger and have greater financial and other resources than we do. Our products primarily compete on the basis of price, product quality, technical expertise, development capability, product delivery and product service. Increased competition may lead to price reductions or loss of business resulting in reduced gross margins and loss of market share.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the nine months ended September 30, 2021 that were not registered under the Securities Act of 1933, as amended.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company's cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We expect the restructuring cost to be between $4.0 million to $6.0 million for the entire program.
On October 29, 2021, Douglas F. Bowen, (65 years old), Senior Vice President and Managing Director, Global Seating, gave notice of retirement to the Company with a retirement date of December 31, 2021.
These disclosures are in lieu of filing Current Reports on Form 8-Ks.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 2, 2021	By	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2021	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)