Form 10-K
period 2021-12-31
Commercial Vehicle Group, Inc.
filed 2022-03-02
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
    Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2021, was $335,586,432.
As of March 1, 2022, 32,879,150 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 19, 2022 (the “2022 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”, “us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to its plans to improve financial results, the future of the Company’s end markets, including the short-term and long-term impact of the COVID-19 pandemic on our business and the global supply chain, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction equipment business, the Company’s prospects in the wire harness, warehouse automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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

ii

PART I
Item 1.    Business
COMPANY OVERVIEW
CVG is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the warehouse automation markets.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction vehicle original equipment manufacturers ("OEMs") and top e-commerce retailers.
Our Long-term Strategy
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
In the quarter ended December 31, 2021, we completed a strategic reorganization of our operations into four segments, Vehicle Solutions, Warehouse Automation, Electrical Systems and Aftermarket & Accessories. The reorganization will allow the Company to better focus on growth opportunities, capital allocation and enhancing shareholder value. As a result of the strategic reorganization, the prior period segment information has been reclassified to conform to the new organization structure. See Note 16, Segment Reporting, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.

Our segments offer various products which are sold into many end markets such as internal combustion commercial vehicles, electric vehicles, construction equipment, warehouse automation and military. Certain of our facilities manufacture and sell products through multiple business segments. The products produced by each of our segments are more specifically described below.

The Vehicle Solutions segment designs, manufactures and sells the following products:
•Commercial vehicle seats for the global commercial vehicle markets including heavy duty trucks, medium duty trucks, last mile delivery trucks and vans, construction and agriculture equipment in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the electric vehicle market;
•Plastic components ("Trim") primarily for the North America commercial vehicle market and recreational vehicle markets; and Cab structures for the North American medium-duty/heavy-duty ("MD/HD") truck market.

The Warehouse Automation segment designs, manufactures and sells the following products:
•Warehouse automation subsystems including control panels, electro-mechanical assemblies, cable assemblies, and power and communication solutions.
•The end markets for these products primarily include e-commerce, warehouse integration, transportation and the military/defense industry.

The Electrical Systems segment designs, manufactures and sells the following products:
•Cable and harness assemblies for both high and low voltage applications, control boxes, dashboard assemblies and design and engineering for these applications.
•The end markets for these products are construction, agricultural, industrial, automotive (both internal combustion and electric vehicles), truck, mining, rail and the military/ defense industries in North America, Europe and Asia-Pacific.

The Aftermarket & Accessories segment designs, manufactures and sells the following products:
•Seats and components sold into the commercial vehicle markets in North America, Europe and Asia-Pacific;
•Commercial vehicle accessories including wipers, mirrors, and sensors; and
•Office seats primarily in Europe and Asia-Pacific.

The charts below display CVG's net sales by segment and geography for the year ended December 31, 2021.

Sales by Segment

12%
19%
2021
51%
17%
Vehicle Solutions
Electrical Systems
Warehouse Automation
Aftermarket

Sales by Geography

15%
9%
2021
76%
North America
Asia Pacific
Europe

VEHICLE SOLUTIONS SEGMENT OVERVIEW

Vehicle Solutions Segment Products

Set forth below is a brief description of our products manufactured in the Vehicle Solutions Segment and their applications.

Seats and Seating Systems. We design, engineer and produce seats for MD/HD truck, bus, construction, agriculture and military markets. Our seats are primarily sold fully-assembled and ready for installation. We offer a wide range of seats that include mechanical and air suspension seats, static seats, bus seats and military seats. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and safety features. Our seats are designed to achieve a high level of operator comfort by adding a wide range of manual and power features such as lumbar support, cushion and back bolsters, and leg and thigh support. Our seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide level of price points.

Our seats are sold under multiple brands, including KAB Seating™, National Seating™, Bostrom Seating®, and Stratos™.

Plastic Assemblies and Components. We design, engineer and produce plastic components and assemblies for medium and heavy duty trucks, recreational vehicles, specialty vehicle applications, and diversified markets. We offer thermoformed products, injection molded products, reaction injection molded products (RIM), and decorated / hydrographic finished products. We also assemble components and fabrics to these formed plastic parts and deliver complete subassemblies. Our principal products in this category include:
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

Our plastic products are sold under several brand names including FinishTEK™ and AdvancTek™.

Cab Structures and Interior Parts. We design, engineer and produce complete cab structures and interior design components for commercial vehicles. Our principal products in this category include:
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

WAREHOUSE AUTOMATION SEGMENT OVERVIEW

Warehouse Automation Segment Products

Electrical Systems, Panel Assemblies, and Electro-Mechanical Assemblies. We offer a wide range of material handling equipment, electrical distribution systems, and related assemblies primarily for the e-commerce, warehouse integration, transportation and the military/ defense markets. Our principal products in this category include:
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
ELECTRICAL SYSTEMS SEGMENT OVERVIEW

Electrical Systems Segment Products

Wire Harness Assemblies. We design, engineer and produce a wide range of high and low voltage electrical wire systems for vehicles and subsystems, which include, Ethernet, battery cables and power distribution boxes. Our electrical wire harness assemblies function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial and other vehicles. Our wire harnesses are customized to fit specific end-user requirements and can be complex. Our production capabilities include low and high volume serial production with low and high volume circuitry, RIM (reaction injection molding) and specialized testing.

Cable Harness Assemblies. Our primary product offerings include engineering design for customized cable assemblies, control boxes, fuse boxes, dashboard assemblies in multiple sizes, complexity, and applications. Our engineering and production capabilities include virtual wiring boards, automatic plug insertion stations, system architecture and schematic development and prototyping.

Our electrical systems segment products are sold into the construction, agriculture, industrial, e-commerce and electric vehicles, traditional automotive, mining, rail and military end markets.
AFTERMARKET & ACCESSORIES SEGMENT OVERVIEW

Aftermarket & Accessories Segment Products

We design, manufacture, and provide a variety of seats, mirrors, wipers and wiper systems sold into the commercial MD/HD truck, military and specialty recreational vehicles, electric vehicle, office and home office markets. These products are sold under various brands including, Bostrom®, National Seating™, Moto Mirror®, KAB Seating™ (for both vehicles and Office markets), Sprague Devices® and RoadWatch®.

Our aftermarket products are primarily sold through the Original Equipment Service (OES) sales channel and direct into the retail aftermarket as replacements for original equipment in North America, Europe and Asia Pacific.

OUR CONSOLIDATED OPERATIONS
As a diverse global company, we are affected by economic and market developments around the world, supply chain disruptions, instability in certain regions, commodity prices, foreign currency volatility and policies regarding trade and imports. While we continue to operate, consistent with applicable government guidelines, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or unpredictable customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.

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
The following describes the major markets within the commercial vehicle market in which the Vehicle Solutions Segment competes:
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
Class 5-7 Truck Market. North American Class 5-7 ("Class 5-7" or "medium-duty") includes recreational vehicles, buses and medium-duty trucks. We primarily participate in the Class 6 and 7 portion of the medium-duty truck market. The medium-duty truck market is influenced by overall economic conditions but has historically been less cyclical than the North American Class 8 truck market.
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
Construction Equipment Market.     New vehicle demand in the global construction equipment market generally follows certain economic conditions including gross domestic product, infrastructure investment, housing starts, business investment, oil and energy investment and industrial production around the world. Within the construction market, there are two classes of construction equipment markets: the medium and heavy construction equipment market (weighing over 12 metric tons) and the light construction equipment market (weighing below 12 metric tons). We primarily supply OEMs with our wire harness and seating products. Our construction equipment products are primarily used in the medium and heavy construction equipment markets. The platforms that we generally participate in include: cranes, pavers, planers and profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, material handling and compactors. Demand in the medium and heavy construction equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other commodities industries.
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
Warehouse Automation Market.     Shifting retailer behavior and consumer expectations are creating a significant need for incremental automation within warehouses. Given consumer demands for next-day (and same-day) delivery, there has been a surge in demand for “last mile” urban fulfillment centers, which are typically supported by very large distribution centers located in the outer ring of a city. Additionally, increased throughput volume, a greater variety of order and package types, and more frequent product returns by end consumers, all support the rationale for continued investment in automated solutions by warehouse operators. We supply material handling subsystems incorporated into automated warehouses.
Our Customer Contracts, and Sales and Marketing

Our customers generally source business to us pursuant to written contracts, purchase orders or other commitments (“Commercial Arrangements”) with terms of price, quality, technology, and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these Commercial Arrangements provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these Commercial Arrangements may be terminated at any time by our customers (but generally not by us), such terminations have historically been minimal and have not had a material impact on our results of operations.

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
Our Supply Agreements
Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. Normally we do not carry inventories of raw materials or finished products in excess of what is reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing, we use methods such as market index pricing and competitive bidding to assist in reducing our overall cost. The impact of the COVID-19 pandemic on raw materials has affected the supply and prices of certain of our products. We strive to align our customer pricing and material costs to minimize the impact of price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer cost changes from these components. We generally are not dependent on a single supplier or limited group of suppliers for our raw materials.
Competition
Within each of our principal product categories we compete with a variety of independent suppliers and with vertically integrated in-house operations, primarily on the basis of price, breadth of product offerings, product quality, technical expertise, development capability, product delivery and product service.
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

We have systems in place that allow us to provide complete customized interior kits in returnable containers and disposable dunnage that are delivered in sequence. Several of our manufacturing facilities are strategically located near our customers’ assembly facilities, which facilitates this process and minimizes shipping costs.
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
Research and development costs for the years ended December 31, 2021, 2020 and 2019 totaled $9.1 million, $6.4 million and $9.9 million, respectively.
Intellectual Property
Our major brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, FinishTEK™ and AdvancTek™. We believe that our brands are valuable but that our business is not dependent on any one brand. We own U.S. federal trademark registrations for several of our product brands.
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
Human Capital, Environmental, Social and Governance

As of December 31, 2021, we had approximately 7,600 employees of which 7,300 were permanent employees and 300 (4%) were temporary employees. 6,100 (81%) of the Company's employees are international and 1,500 (20%) of the Company's employees are in the United States. It is customary for the company to employ temporary employees to both flex up / down to demand rates. Of our permanent workforce, approximately 1,000 (13%) were salaried and the remainder were hourly. As of December 31, 2021, all of the Company's U.S. employees were non-union and a majority of the Company's personnel in Mexico were unionized. Approximately 74% of our European, Asian and Australian operations were represented by some form of shop steward committees.

The Company is committed to establishing and developing a workforce to support our long term diversification and growth strategy through targeted external recruiting, and internal development and succession planning. We have developed leaders and emerging leaders for targeted training opportunities and have leveraged online learning platforms to make training more accessible for our workforce.

Compensation and Benefits - Our compensation programs reinforce a pay for performance philosophy with market-based compensation and benefits that are competitive for the manufacturing sector. Specific programs vary worldwide based on regional practices and benchmarks.

Diversity, Equity and Inclusion - The Company is intentional in its commitment to diversity, equity and inclusion including a diverse Board of Directors and executive leadership team. Approximately one fourth of our current Board is diverse by race or gender and one fourth of our current executive team is diverse by race or gender with others bringing diversity of experience, thought and perspective to their leadership roles. Among our global workforce, 44% is female, and among our domestic workforce, 27% is racially diverse.

The Company recognizes the importance of leveraging diversity, equity and inclusion in who we are and how we work. Our Executive Diversity & Inclusion Steering Committee continues to focus on expanding the diversity of our talent pipeline through our recruiting, development, communication, and retention. We will focus on the role our culture plays in creating the right environment for diverse thinking and inclusive approaches to work. During regular engagements with our leadership teams, we are highlighting how our organizational evolution benefits from a culture of diversity. We are also reestablishing the connection to the communities where our employees live and work, enabling our teams to grow both professionally and personally.

Safety - The safety of our workforce has always been a top priority and the Company is proud of our safety record, which includes three consecutive years of declining recordable incidents and five consecutive years of declining incident rates. Our 2021 full year incident rate of 0.63 is below the industry benchmarks and five of our global facilities were incident free in calendar year 2021.

The impact of the COVID-19 pandemic continues to require our focus and monitoring. We continued the evolution of safety practices and procedures to protect our employees, ensuring our work continuity as an essential manufacturing employer. During 2021, we maintained our prevention and mitigation strategies including minimal travel across borders where non-essential, visitor restrictions, and site screening protocols were in place. We continue to use safety programs in our largest facilities for rapid onsite antibody testing and high-capacity thermal scanners. As we see surges occur in local areas, our sites have adopted flexible programs regarding masks and social distancing as required. Some of our plants continue to operate with masking policies where we experience a surge in cases both in the facility or the larger community.
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
AVAILABLE INFORMATION
We maintain a website on the Internet at www.cvgrp.com. We make available free of charge through our website, by way of a hyperlink to a third-party Securities Exchange Commission ("SEC") filing website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as such reports are filed with the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
See Item 10. Directors, Executive Officers and Corporate Governance" in Part III of this Annual Report on Form 10-K.

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

Risks Related to COVID-19 Pandemic, health epidemics and Global Economy
Our financial condition and results of operations have been and will continue to be adversely affected by the coronavirus pandemic
The global spread of COVID-19 that was declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, significant volatility and uncertainty and economic disruptions. The outbreak has resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, vaccine mandates and other measures. While we continue to operate, consistent with applicable government guidelines, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or unpredictable customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.
The resulting financial impact of COVID-19 has adversely affected our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic subsides, we may experience adverse impacts to our business due to any resulting economic inflation, recession or depression that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers. Additionally, a significant outbreak of any other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and adversely impact our operating results.

Volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have an adverse effect on our business, results of operations and financial condition.
The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, may be deferred for many reasons. Future changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs, may adversely affect our ability to sell our products or source materials needed to manufacture our products. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have an adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, or inability of our suppliers to supply us may adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales, restarting or ramping up production or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Disruption in our supply chain has had and could continue to have an adverse effect on our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

Risks Related to Our Business and Industry
Our results of operations could be adversely affected by downturns in the U.S. and global economy which are naturally accompanied by related declines in new truck orders by fleets, freight tonnage hauled and in infrastructure development and other construction projects.
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
If we experience periods of low demand for our products or there is volatility in the commercial vehicle market in the future, it could have an adverse effect on our revenues, operating results and financial position.

We may be unable to successfully implement our business strategy and, as a result, our businesses and financial position and results of operations could be adversely affected.
Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge diminishing the current levels or any future expected growth in the commercial vehicle, warehouse automation or electric vehicle markets we supply or expect to penetrate, or we experience increased pressure on our margins. Any failure to successfully implement our business strategy could have an adverse effect on our business, results of operations and growth potential.

We may be unable to complete strategic acquisitions, or we may encounter unforeseen difficulties in integrating acquisitions.
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
Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our large customers or the loss of significant business from any of these customers could have an adverse effect on our business, financial condition and results of operations.
On October 25, 2021, the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. If no such agreement is reached, the loss of business from Volvo could have an adverse effect on our business, financial condition and results of operations as sales to Volvo represented more than 10% of reported consolidated net sales during each of the three most recent years.

Our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected or our costs are higher than expected.
We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. Our OEM customers have historically had a significant amount of leverage over us. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have limited provisions to terminate such contracts. We may become committed to supplying products to our customers at selling prices that are not sufficient to cover the direct cost to produce such products, which may be as a result of inflation or increased employment costs as a result of current labor markets or other factors. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, or if our costs are higher than anticipated, it would have an adverse effect on our business, financial condition and results of operations.
Additionally, we generally do not have clauses in our customer agreements that guarantee that we will recoup the design and development costs that we incurred to develop a product. In other cases, we share the design costs with the customer and thereby have some risk that not all the costs will be covered if the project does not go forward or if it is not as profitable as expected.

We may be unable to successfully implement price increases to offset inflation and, as a result, our businesses and financial position and results of operations could be adversely affected.

Our ability to implement customer price increases where margin on product is not meeting profitability targets is subject to a variety of factors, such as fluctuations in our material, freight and labor costs, inflation or other competitive conditions, which are beyond our control. For example, customers may refuse to pay increased prices that meet our profitability targets, resource from other suppliers, or not issue purchase orders to us with large volumes. Any failure to successfully implement price increases could have an adverse effect on our business, results of operations and growth potential.

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
We have operations in the Mexico, China, United Kingdom, Czech Republic, Ukraine, Belgium, Australia, India and Thailand, which collectively accounted for approximately 24% of our total revenues for the year ended December 31, 2021. There are certain risks inherent in our international business activities including, but not limited to:
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
•exposure to local social unrest, including any acts of war, terrorism or similar events;
•exposure to local minimum wage requirements;
•the difficulties associated with managing a large organization spread throughout various countries; and

•complications in complying with a variety of laws and regulations related to doing business with and in foreign countries, some of which may conflict with U.S. law or may be vague or difficult to comply with.
Additionally, our international business activities are also subject to risks arising from violations of U.S. laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions, and various export control and trade embargo laws and regulations, including those which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties that could have an adverse effect on our results of operations and financial condition.
Recently, Russian troops invaded Ukraine. The invasion of Ukraine by Russia and the retaliatory measures taken by the U.S., NATO and other countries have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We cannot be certain that similar international tensions will not affect our facility in the Ukraine, including due to the Russian invasion of Ukraine, electrical outages, cyber-attacks and periodic battles with separatists closer to our facility. In addition, certain of our employees in Ukraine are routinely conscripted into the military and/or sent to fight in the ongoing conflict. Furthermore, most of our products manufactured in Ukraine are shipped across the border from Ukraine to the Czech Republic for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, or if our customers decide to stop ordering from us or shift orders to our competitors, we would experience a loss of the use of our Ukrainian facility, which could have an adverse effect on our results of operations and financial condition.

Decreased availability or increased costs of materials could affect both our ability to produce products as well as the cost of producing our products.
We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components, semiconductor chips, electronics and electrical components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, from time to time, however, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. There is currently a well-publicized global shortage of semiconductor chips and several of the raw materials we use that could impact the Company and our customers. Inflationary and other increases in costs or shortages of the various materials that are needed for us to produce our products are currently having an impact on our business which may continue for the foreseeable future. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler availability or capacity and the cost of oil and gas. We are currently experiencing difficulty purchasing and obtaining timely delivery of certain raw materials required for our operations, which is having an adverse effect on our results of operations. In addition, to the extent we are unable to pass on the increased costs of raw materials, freight and labor to our customers, it could adversely affect our results of operations and financial condition.

We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent in part on us making the right investments at the right time in people, technology, product development, manufacturing capacity, and to expand into new markets including in warehouse automation and electric vehicle markets. If we fail to realize expected rates of return on our investments, we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors.
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

We may be unable to successfully introduce new products and, as a result, our business, and financial condition and results of operations could be adversely affected.
Product innovations have been and will continue to be a part of our business strategy. We believe it is important we continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, and design improvements and innovations that improve the quality and efficiency of our products including manufacturing seats with airbags, seatbelts and other safety devices and improvements. However, such development will require us to continue to invest in research and development and sales and marketing. Such investments are subject to the risks generally associated with product development, including difficulty in gaining market acceptance, delays in product development and failure of products to operate properly. Additionally, we have exposure to excess costs as we are engaged in multiple development programs for new electric vehicles, each with unique designs and timelines. These electric vehicle programs require the use of a higher level of technical expertise with increased costs and the incremental cost is variable depending on the pace and success rate of the innovation process, the prototyping and mule build process, the production tooling process and then production ramp-up. In addition, our competitors may develop new products before us or may produce similar products that compete with our new products. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation, which could have an adverse effect on our business, operating results and financial condition.

We rely on third parties for raw materials, parts, and components.
We may source a variety of systems, components, raw materials and parts, including but not limited to top covers, fabricated steel, semiconductor chips, chemicals, seat-foam, air bag, air bag inflators, seat belts, and other components from third parties. From time to time these third-party items may not meet the quality standards that we desire, which could harm our reputation, cause delays and cause us to incur significant costs. Furthermore, we may be unable to source third-party items in sufficient quantities or at acceptable prices. We are currently experiencing difficulty sourcing certain raw materials, parts and components required for our operations, which is having an adverse effect on our results of operations.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production.
We, as with other component manufactures in the commercial vehicle industry, sometimes ship products to the customers throughout the world so they are delivered on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) also sometimes use a similar method. This just-in-time method makes the logistics supply chain in the industries we serve very complex and very vulnerable to disruptions.
The potential loss of one of our suppliers or our own production sites could be caused by a myriad of factors. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. In the event of a reduction or stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to increased returns or cancellations. Similarly, a potential quality issue could force us to halt deliveries. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance. When we cease timely deliveries, we have to absorb our own costs for identifying and solving the root cause problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.
Additionally, if we are the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could include consequential losses such as lost profits. Thus, any supply chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to claims for compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all, and therefore our business and financial results could be adversely affected.

If we are unable to recruit or retain senior management and other skilled personnel, our business, operating results and financial condition could be adversely affected.
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
We may not be able to retain our current senior management and other skilled personnel or retain similarly skilled personnel in the future. If we lose senior management or the services of our skilled workforce, or if we are unable to attract, train, integrate and retain the highly skilled personnel we need, our business, operating results and financial condition could be adversely affected.

We may be adversely impacted by labor strikes, work stoppages and other matters.
As of December 31, 2021, a majority of employees based in Mexico are unionized. In addition, approximately 74% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
Many of our OEM customers and their suppliers also have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their other suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled commercial vehicles. In the event that one or more of our customers or their suppliers experience a material work stoppage, such work stoppage could have an adverse effect on our business.
Additionally, the rapid recovery of certain COVID-19-impacted markets and locales and the low unemployment rate is causing spot shortages of labor. The Company has exposure to cost premiums as we use temporary labor during demand ramp-ups which carries with it a temporary premium cost. The Company is currently at high levels of temporary labor which could have an adverse effect on our business.

Our earnings may be adversely affected by changes to the carrying values of our tangible and intangible assets as a result of recording any impairment charges deemed necessary.
We are required to perform impairment tests whenever events and circumstances indicate the carrying value of certain assets may not be recoverable. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows, the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions. A continued decline in our stock price may trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Any charge for impairment could adversely affect our reported net income and our stockholders’ equity.
We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have an adverse effect on our results of operations and financial condition. There can be no assurance that any current or future restructuring will be completed as planned or achieve the desired results. The failure to complete restructuring as planned could have an adverse effect our results of operations.
We have established and may establish in the future valuation allowances on deferred tax assets. These changes may have an adverse effect on our results of operations and financial position.
Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. There can be no assurance that we will not incur charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment. Any future impairments may adversely affect our results of operations.

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
Our future tax provision could be adversely affected by the geographic profile of our taxable income and by changes in the valuation of our deferred tax assets and liabilities. Our results could be adversely impacted by significant changes in our effective tax rate. Additionally, any changes to manufacturing activities could result in significant changes to our effective tax rate related to products manufactured either in the United States or in international jurisdictions. If the United States or another international jurisdiction implements a tax change related to products manufactured in a particular jurisdiction where we do business, our results could be adversely affected.

Exposure to currency exchange rate fluctuations on cross border transactions and translation of local currency results into United States dollars could adversely impact our results of operations.
Cross border transactions, both with external parties and intercompany relationships, result in increased exposure to foreign currency fluctuations. The strengthening or weakening of the United States dollar may result in favorable or unfavorable foreign currency translation effects in as much as the results of our foreign locations are translated into United States dollars. This could adversely impact our results of operations.

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
As we diversify and globalize our geographic footprint, we may encounter laws and practices in emerging markets that are not as stringent or enforceable as those present in developed markets, and thus incur a higher risk of intellectual property infringement, which could have an adverse effect on our results of operations.

Our products may be susceptible to claims by third parties that our products infringe upon their proprietary rights.
As the number of products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Regardless of their merit, any such claims could be time consuming and expensive to defend, may divert management’s attention and resources, could cause product shipment delays and could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to license the infringed or similar technology and/or product could have an adverse effect on our business, operating results and financial condition.

We may be subject to product liability claims, recalls or warranty claims, which could be expensive, damage our reputation and result in a diversion of management resources.
As a supplier of products and systems, we face an inherent business risk of exposure to product liability claims in the event that our products, or the equipment into which our products are incorporated, malfunction and result in injury to person or property or death. Product liability claims could result in significant losses as a result of expenses incurred in defending claims or the award of damages.
In addition, we may be required to participate in recalls involving systems or components sold by us if any prove to be defective, or we may or our customers may voluntarily initiate a recall and we have to make payments related to such recalls as a result of various industry or business practices, contractual obligations or the need to maintain good customer relationships. Such a recall would result in a diversion of management resources. While we maintain product liability insurance generally with a self-insured retention amount, we cannot assure you that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have an adverse effect on our results of operations.
We warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain customers that warranty certain of our products in the hands of customers of our customers, in some cases for many years. From time to time, we receive product warranty claims from our customers, pursuant to which we may be required to bear costs of repair or replacement of certain of our products. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which could adversely affect our results of operations.

Our businesses are subject to statutory environmental and safety regulations in multiple jurisdictions, and the impact of any changes in regulation and/or the violation of any applicable laws and regulations by our businesses could result in an adverse effect on our financial condition and results of operations.
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
The environmental laws to which we are subject have become more stringent over time, and we could incur material costs or expenses in the future to comply with environmental laws. If we violate or fail to comply with these laws and regulations or do not have the requisite permits, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could have an adverse effect on our financial condition and results of operations.

Risks Related to Our Indebtedness
The agreements governing our credit facilities contain covenants that may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. If we are unable to comply with these covenants, our business, results of operations and liquidity could be adversely affected.
Our senior secured revolving and term loan credit facilities require us to maintain certain financial ratios and to comply with various operational and other covenants. If we do not comply with those covenants, we would be precluded from borrowing under the senior secured revolving credit facility, which could have an adverse effect on our business, financial condition and liquidity. If we are unable to borrow under our senior secured revolving credit facility, we will need to meet our capital requirements using other sources; however, alternative sources of liquidity may not be available on acceptable terms. In addition, if we fail to comply with the covenants set forth in our credit facilities the lenders thereunder could declare an event of default and cause all amounts outstanding thereunder to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding credit facilities or other debt instruments we may have in place from time to time, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the credit facilities or such other debt instruments on acceptable terms.
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
Any of these factors could have an adverse effect on our business, financial condition and results of operations. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CVGI.” The trading volume and analyst coverage of our common stock has historically been limited as compared to common stock of an issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share prices. Because of the limited trading volume, holders of our securities may not be able to sell quickly any significant number of such shares, and any attempted sale of a large number of our shares may have an adverse impact on the price of our common stock. Additionally, because of the limited number of shares being traded, and changes in stock market analyst recommendations regarding our common stock or lack of analyst coverage, the price per share of our common stock is subject to volatility and may continue to be subject to rapid price swings in the future that may result in stockholders’ inability to sell their common stock at or above purchase price.

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

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
Our corporate office is located in New Albany, Ohio. Several of our facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. We have seven owned and 24 leased principal facilities. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and term loan credit facility as described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
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
As of March 1, 2022, there were approximately 150 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG.
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index and a Peer Group. The peer group includes Altra Industrial Motion Corp., American Railcar Industries Inc., ASTEC Industries Inc., Columbus McKinnon Corp., Dorman Products Inc., EnPro Industries, Federal Signal Corp., Freightcar America Inc., Gentherm Inc., L.B. Foster Company, LCI Industries, Modine Manufacturing, Shiloh Industries, Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., and Supreme Industries. Supreme Industries was purchased by Wabash National Corporation and is reported as part of the peer group only through 2017. American Railcar Industries, Inc. was purchased by ITE Management and is reported as part of the peer group only through 2018. Shiloh Industries was purchased by MiddleGround Capital LLC and is reported as part of the peer group only through 2020. The graph assumes that the value of the investment in the Company’s common stock in the peer group and the index (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

$300.00
$200.00
$100.00
$0.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Commercial Vehicle Group, Inc.
NASDAQ Composite
New Peer Group

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Commercial Vehicle Group, Inc.	100.00	160.21	85.42	95.16	129.52	120.69
NASDAQ Composite	100.00	151.41	147.16	201.22	291.89	356.72
New Peer Group	100.00	145.60	122.49	159.20	196.58	237.77
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
We did not repurchase any of our common stock on the open market during 2021. Our employees surrendered 148,358 shares of our common stock in 2021 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2014 Equity Incentive Plan and the 2020 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2021:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2021 through March 31, 2021	7,031	$10.45	—	—
October 1, 2021 through October 31, 2021	25,660	$10.19	—	—
December 1, 2021 through December 31, 2021	115,667	$8.15	—	—

No other shares were surrendered during the year ended December 31, 2021.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2021 that were not registered under the Securities Act of 1933, as amended.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the information set forth in our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our long-term strategy, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Business Overview

CVG is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the warehouse automation markets.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck markets, many construction vehicle OEMs and top e-commerce retailers.
Commercial Trends in the Vehicle Solutions and Aftermarket Segments
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks in North America. Heavy-duty truck OEMs generally dictate the specifications of component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
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
North American heavy-duty truck production was 264,470 units in 2021. According to a February 2022 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to 300,000 units in 2022. ACT Research estimated that the average age of active North American Class 8 trucks was 11 years in 2021. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production was 235,335 units in 2021. According to a February 2022 report by ACT Research, North American Class 5-7 truck production is expected to increase to 261,000 units in 2022. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
Commercial Trends in Warehouse Automation Segment
Demand for our warehouse automation subsystems is derived by expansion of supply chain infrastructures to accommodate increased customer orders in e-commerce and product movement globally. As the percentage of products ordered on-line increases, the delivery mechanisms must expand to increase output. Additionally, desire for cost reduction, increased throughput volume and SKU proliferation, a greater variety of order and package types, more frequent product returns by end consumers, and COVID-19-driven social distancing protocols on warehouse floors all have driven increased investment in automated solutions by warehouse operators. The Company assembles the material handling subsystems incorporated into automated warehouses.

Commercial Trends in the Electrical Systems Segment
Demand for our Electrical Systems products, such as wire harnesses, is primarily driven by construction equipment vehicle production. Demand for new vehicles in the global construction equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction equipment markets (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-duty construction equipment market is typically related to the level of large scale infrastructure development projects, such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries.
Other Key Developments

On October 25, 2021, the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. The Company is focused on implementing customer price increases where margin on product is not meeting profitability targets. If no such agreement is reached, the loss of business from Volvo could have an adverse effect on our business, financial condition and results of operations as sales to Volvo represented more than 10% of reported consolidated net sales during each of the three most recent years.

The COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or inconsistent customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on a number of factors beyond our control.

While backlog was strong in the truck markets during the year ended December 31, 2021, all markets we operate in were impacted by supply chain constraints which caused volatility on our customers' production schedules and had a negative impact on our results. Overall, we continued to experience global supply chain disruptions and significant inflation, including longer lead-times to procure parts from China and due to port backups, labor inflation, chip shortages, steel and other raw material inflation, and freight cost increases. The impact of the pandemic and related economic recovery continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and minimize to the extent possible disruptions and delays in production due to labor shortages or customer schedules, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company’s cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We incurred $1.9 million expense during the year ended December 31, 2021 related to this program and expect the cost to be between $4.0 million to $6.0 million for the entire program.
2022 Demand Outlook

According to a February 2022 report by ACT Research, a publisher of industry market research, 2021 North American Class 8 truck build production was 264,470 units and Class 5-7 production was 235,335 units. 2022 North American Class 8 truck production levels are forecast to be at 300,000 units. We are estimating the industry will be able to make approximately 270,000 trucks, or roughly flat to 2021. 2022 Class 5-7 production are expected to be at 261,000 units. This outlook supports demand for the Company’s truck products.
According to LogisticsIQ, demand for warehouse automation products is expected to grow approximately 14% per year through 2026. This outlook supports demand for the Company's warehouse automation products.
Our Long-term Strategy

The Company's long-term strategy is to increase its sales, profits and shareholder value by financially optimizing its core legacy businesses, organically growing in targeted areas, strengthening its product portfolio, increasing its margins and adding to its business segments through a focused M&A program. The Company expects to diversify its revenue and profits by product, customer, platform, and end market. Our products include seating systems, plastic components, cab structures, warehouse automation subsystems, electrical wire harnesses, mirrors, wipers and other accessories.

We believe we are having success with our strategy to strengthen our business, including:

•A growing current business in the warehouse automation market primarily through business expansion enabled by the FSE acquisition in 2019;
•A growing amount of future business in new emerging electric vehicle platforms as a multi-product global provider of electric vehicle design, subsystems and components; and
•A growing amount of new business wins that are in diverse end markets but fit the company’s current know-how, assets, and footprint.

We expect to lessen our dependence on certain products and markets, broaden the company’s customer list, broaden the company’s product offering and increase our margins. The goal is to become less cyclical and less customer concentrated and increase focus in other end markets.

We have a long-term strategy to globally optimize our cost structure through manufacturing process enhancements, low cost footprint and global sourcing. We periodically evaluate our short-term and long-term strategies and may adjust actions in response to changes in our business environment and other factors, such as implementing restructuring as needed.

We are also supplementing our organic strategies by evaluating strategic acquisition opportunities. The company has many opportunities to accomplish this type of business improvement and is being selective. The goal is to strengthen / enhance current positions, enter new markets, develop relationships with new customers, and enhance service to our customers, leading to increased return to our stockholders.

CONSOLIDATED RESULTS OF OPERATIONS
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2021		2020		2019
Revenues	$971,578	100.0%	$717,699	100.0%	$901,238	100.0%
Cost of revenues	852,591	87.8	643,623	89.7	796,101	88.3
Gross profit	118,987	12.2	74,076	10.3	105,137	11.7
Selling, general and administrative expenses	69,406	7.1	68,228	9.5	64,501	7.2
Goodwill and other impairment	—	—	29,017	4.0	—	—
Operating income (loss)	49,581	5.1	(23,169)	(3.2)	40,636	4.5
Other (income) expense	(878)	(0.1)	728	0.1	2,225	0.2
Interest expense	11,179	1.2	20,603	2.9	16,855	1.9
Loss on extinguishment of debt	7,155	0.7	—	—	—	—
Income (loss) before provision for income taxes	32,125	3.3	(44,500)	(6.2)	21,556	2.4
Provision (benefit) for income taxes	8,393	0.9	(7,451)	(1.0)	5,778	0.6
Net income (loss)	$23,732	2.4%	$(37,049)	(5.2)%	$15,778	1.8%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2021	2020	Dollar Change	% Change
Revenues	$971,578	$717,699	$253,879	35.4%
Gross profit	118,987	74,076	44,911	60.6
Selling, general and administrative expenses	69,406	68,228	1,178	1.7
Goodwill and other impairment	—	29,017	(29,017)	(100.0)
Other (income) expense	(878)	728	(1,606)	NM [1]
Interest expense	11,179	20,603	(9,424)	(45.7)
Loss on extinguishment of debt	7,155	—	7,155	100.0
Provision (benefit) for income taxes	8,393	(7,451)	15,844	NM [1]
Net income (loss)	23,732	(37,049)	60,781	NM [1]
1.Not meaningful
Fluctuations in results from operations during the twelve months ended December 31, 2021 compared to twelve months ended December 31, 2020 were primarily driven by weak operating performance during the second and third quarters of 2020 as a result of the COVID-19 pandemic.
Revenues. The increase in consolidated revenues resulted from:
•a $143.6 million, or 26.1%, increase in sales to OEM;
•a $99.1 million, or 151.9%, increase in warehouse automation sales;
•a $6.4 million, or 6.4%, increase in aftermarket and OES sales; and
•a $4.8 million, or 112.0%, increase in other revenues.
Twelve months ended December 31, 2021 revenues were favorably impacted by foreign currency exchange translation of $13.2 million, which is reflected in the change in revenues above.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The increase in gross profit is primarily attributable to the increase in sales volume, increased pricing to offset material cost increases, and an improved cost structure. Cost of revenues increased $209.0 million, or 32.5% as a result of an increase in raw material and purchased component costs of $160.7 million, or 39.3%; an increase in wages and benefits of $17.0 million, or 30.3%; and an increase in overhead expenses of $31.3 million, or 17.5%. As a percentage of revenues, gross profit margin was 12.2% for the year ended December 31, 2021 compared to 10.3% for the year ended December 31, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as Contingent Consideration, marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $1.2 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily as a result of wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic. The increase was offset by a decrease in non-recurring payments relating to CEO transition and investigation expense incurred during the twelve months ended December 31, 2020 of $5.2 million, a $4.4 million decrease in charge for Contingent Consideration, and a $1.5 million decrease in charges associated with ongoing restructuring initiatives. As a percentage of revenues, SG&A expense was 7.1% for the twelve months ended December 31, 2021 compared to 9.5% for the twelve months ended December 31, 2020.
Impairment Expense. As a result of the Company's market capitalization having a value less than the carrying value of its equity for a period of time and market conditions impacting long-lived assets, the Company determined it had impairment indicators during the twelve months ended December 31, 2020. Accordingly, we recognized a $27.1 million impairment of goodwill and impairment of long-lived assets of $1.9 million for the twelve months ended December 31, 2020, which did not recur in 2021.

Other (Income) Expense. Other income increased $1.6 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020 due primarily to a favorable change in foreign currency of $0.9 million.
Interest Expense.  Interest associated with our debt was $11.2 million and $20.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease primarily related to a lower interest expense of $7.0 million due to refinancing of the Company's long term debt in April 2021, a decrease of $3.2 million in Payment In Kind interest expense resulting from the loan amendment that occurred in the second quarter of 2020 and a favorable change in interest rate swap adjustments of $1.0 million.
Loss on extinguishment of debt. On April 30, 2021, the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary prepayment premium of $3.0 million and $0.5 million of other fees associated with the new debt.
Provision (Benefit) for Income Taxes. Income tax expense of $8.4 million and an income tax benefit of $7.5 million were recorded for the year ended December 31, 2021 and 2020, respectively. The period over period change in income tax was primarily attributable to the $32.1 million pre-tax income generated in the current year versus the $44.5 million pre-tax loss sustained in the prior year period.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2020	2019	Dollar Change	% Change
Revenues	$717,699	$901,238	$(183,539)	(20.4)%
Gross profit	74,076	105,137	(31,061)	(29.5)
Selling, general and administrative expenses	68,228	64,501	3,727	5.8
Goodwill and other impairment	29,017	—	29,017	NM1
Other expense	728	2,225	(1,497)	(67.3)
Interest expense	20,603	16,855	3,748	22.2
Provision (benefit) for income taxes	(7,451)	5,778	(13,229)	NM1
Net income (loss)	(37,049)	15,778	(52,827)	NM1
1.Not meaningful

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

Revenues. Consolidated revenues of $717.7 million decreased $183.5 million compared to 2019 primarily due to North American MD/HD truck production volume decreases in 2020, resulting in decreased sales into that market. Consolidated revenues in 2020 compared to 2019 were as follows:

•a $213.5 million, or 38.9%, decrease in sales to OEM;
•a $63.6 million, or 97.4%, increase in warehouse automation sales primarily attributable to the timing of the FSE acquisition which occurred in September 2019;
•a $31.2 million, or 24.0%, decrease in aftermarket and OES sales; and
•a $2.4 million, or 57.1%, decrease in other revenues.

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
(Benefit) Provision for Income Taxes. An income tax benefit of $7.5 million and an income tax provision of $5.8 million were recorded for the year ended December 31, 2020 and 2019, respectively. The period over period change in income tax was primarily attributable to the $44.5 million pre-tax loss sustained in 2020 versus the $21.6 million pre-tax income generated in 2019, and unfavorable valuation allowance adjustments resulting in $2.1 million income tax expense in 2020 versus a $2.1 million income tax benefit in 2019.
During the year ended December 31, 2020, the Company recorded a $1.3 million U.S. federal income tax benefit for the impact of the High-Tax Exception to GILTI which consisted of a $0.5 million tax benefit related to the year ended December 31, 2019, and a $0.8 million tax benefit related to the year ended December 31, 2018.

SEGMENT RESULTS OF OPERATIONS

Vehicle Solutions Segment Results

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The table below sets forth certain Vehicle Solutions Segment operating data for the twelve months ended, (dollars are in thousands):

	2021	2020	Dollar Change	% Change	2019	Dollar Change	% Change
Revenues	$498,913	$366,636	$132,277	36.1%	$577,989	$(211,353)	(36.6)%
Gross profit	50,608	32,398	18,210	56.2	65,121	(32,723)	(50.2)%
Selling, general & administrative expenses	26,959	22,510	4,449	19.8	24,875	(2,365)	(9.5)%
Goodwill and other impairment	—	7,245	(7,245)	(100.0)	—	7,245	NM [1]
Operating income (loss)	23,649	2,643	21,006	794.8	40,246	(37,603)	(93.4)%
Revenues.  The increase in 2021 revenues of $132.3 million from 2020 is primarily a result of volume and increased pricing to offset material cost increases. The decrease in 2020 revenues of $211.4 million from 2019 was primarily due to the COVID-19 pandemic causing demand reductions in the Class 8 truck market.
Gross Profit. The increase in 2021 gross profit of $18.2 million from 2020 was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases. Cost of revenues increased $114.1 million, or 34.1%, in line with the sales increase of 36.1%. The cost of revenue increase included an increase in raw material and purchased component costs of $92.4 million, or 45.1%; an increase in wages and benefits of $6.3 million, or 25.0%; and an increase in overhead expenses of $15.4 million, or 14.8%. The decrease in 2020 gross profit of $32.7 million from 2019 was primarily due to volume declines and the related Restructuring Initiatives and temporary actions taken in response to the COVID-19 pandemic.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2021, was 10.1%, 8.8%, and 11.3%, respectively. The decrease in 2020 was primarily due to fixed cost pressure during the height of the COVID-19 related disruptions.

Selling, General and Administrative Expenses.  The increase in 2021 SG&A expenses of $4.4 million from 2020 was primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic, which were reduced $2.4 million over 2019.
Impairment Expense. The Company recorded an impairment of goodwill and long-lived assets for the twelve months ended December 31, 2020.

Warehouse Automation Segment Results

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The table below sets forth certain Warehouse Automation Segment operating data for the twelve months ended, (dollars are in thousands):

	2021	2020	Dollar Change	% Change	2019	Dollar Change	% Change
Revenues	$187,912	$101,655	$86,257	84.9%	$12,803	$88,852	694.0%
Gross profit	29,669	13,205	16,464	124.7	1,248	11,957	958.1
Selling, general & administrative expenses	6,106	9,698	(3,592)	(37.0)	1,396	8,302	594.7
Goodwill and other impairment	—	19,829	(19,829)	(100.0)	—	19,829	NM [1]
Operating income (loss)	23,563	(16,322)	39,885	NM1	(148)	(16,174)	NM [1]

Revenues.  The increase in 2021 revenues of $86.3 million from 2020 is primarily a result of volume and increased pricing to offset material cost increases. The increase in 2020 revenues of $88.9 million from 2019 was primarily a result of the timing of the FSE acquisition which occurred in September 2019.
Gross Profit.  The increase in 2021 gross profit of $16.5 million from 2020 was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases. Cost of revenues increase $69.8 million, or 78.9%, in line with the sales increase of 84.9%. The cost of revenue increase included an increase in raw material and purchased component costs of $55.3 million, or 77.9%; an increase in wages and benefits of $3.7 million, or 58.6%; and an increase in overhead expenses of $10.7 million, or 96.8%. The increase in 2020 gross profit of $12.0 million from 2019 was primarily attributable to the timing of the FSE acquisition which occurred in September 2019.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2021, was 15.8%, 13.0%, and 9.7%, respectively. The sequential increase is primarily due to fixed cost leverage.

Selling, General and Administrative Expenses.  The decrease in 2021 SG&A expenses of $3.6 million from 2020 was primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic, offset by a $5.0 million decrease in charge for Contingent Consideration. In 2020 SG&A expenses had increased by $8.3 million over 2019 due to the timing of the FSE acquisition.

Impairment Expense. The Company recorded an impairment of goodwill and long-lived assets for the twelve months ended December 31, 2020.

Electrical Systems Segment Results

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The table below sets forth certain Electrical Systems Segment operating data for the twelve months ended, (dollars are in thousands):

	2021	2020	Dollar Change	% Change	2019	Dollar Change	% Change
Revenues	$168,971	$141,094	$27,877	19.8%	$178,398	$(37,304)	(20.9)%
Gross profit	20,773	12,185	8,588	70.5	16,588	(4,403)	(26.5)%
Selling, general & administrative expenses	6,213	3,996	2,217	55.5	5,331	(1,335)	(25.0)%
Goodwill and other impairment	—	1,150	(1,150)	(100.0)	—	1,150	NM [1]
Operating income	14,560	7,039	7,521	106.8	11,257	(4,218)	(37.5)%

Revenues.  The increase in 2021 revenues of $27.9 million from 2020 is primarily a result of volume and increased pricing to offset material cost increases. The decrease in 2020 revenues of $37.3 million from 2019 was primarily a result of the COVID-19 pandemic on the end markets we serve.
Gross Profit.  The increase in 2021 gross profit of $8.6 million from 2020 was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases. Cost of revenues increased $19.3 million, or 15.0%, in line with the sales increase of 19.8%. The cost of revenue increase included an increase in raw material and purchased component costs of $12.0 million, or 17.0%; an increase in wages and benefits of $3.7 million, or 18.7%; and an increase in overhead expenses of $3.5 million, or 9.2%. The decrease in 2020 gross profit of $4.4 million from 2019 was primarily due to volume declines and the related Restructuring Initiatives and temporary actions taken in response to the COVID-19 pandemic.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2021, was 12.3%, 8.6%, and 9.3%, respectively. The decrease in 2020 was primarily due to fixed cost pressure during the height of the COVID-19 related disruptions.

Selling, General and Administrative Expenses. The increase in 2021 SG&A expenses of $2.2 million from 2020 was primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic, which were reduced $1.3 million over 2019.

Impairment Expense. The Company recorded an impairment of goodwill and long-lived assets for the twelve months ended December 31, 2020.

Aftermarket & Accessories Segment Results

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 and Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The table below sets forth certain Aftermarket & Accessories Segment operating data for the twelve months ended, (dollars are in thousands):

	2021	2020	Dollar Change	% Change	2019	Dollar Change	% Change
Revenues	$115,782	$108,314	$7,468	6.9%	$132,048	$(23,734)	(18.0)%
Gross profit	17,980	16,658	1,322	7.9	22,252	(5,594)	(25.1)
Selling, general & administrative expenses	5,889	5,396	493	9.1	6,594	(1,198)	(18.2)
Operating income	12,091	11,262	829	7.4	15,658	(4,396)	(28.1)

Revenues.  The increase in 2021 revenues of $7.5 million from 2020 is primarily a result of volume and increased pricing to offset material cost increases. The decrease in 2020 revenues of $23.7 million from 2019 was primarily a result of the COVID-19 pandemic on the end markets we serve.
Gross Profit. The increase in 2021 gross profit of $1.3 million from 2020 was consistent with the revenue increase. Cost of revenues increased $6.1 million, or 6.7%, in line with the sales increase of 6.9%. The cost of revenue increase included an increase in raw material and purchased component costs of $1.1 million, or 1.8%; an increase in wages and benefits of $3.3 million, or 69.0%; and an increase in overhead expenses of $1.8 million, or 7.1%. The decrease in 2020 gross profit of $5.6 million from 2019 was primarily due to volume declines and the related Restructuring Initiatives and temporary actions taken in response to the COVID-19 pandemic.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2021, was 15.5%, 15.4%, and 16.9%, respectively. The decrease in 2020 was primarily due to fixed cost pressure during the height of the COVID-19 related disruptions.

Selling, General and Administrative Expenses.  The increase in 2021 SG&A expenses of $0.5 million from 2020 was primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken in response to the COVID-19 pandemic, which were reduced $1.2 million over 2019.
Liquidity and Capital Resources
During the year ended December 31, 2021, the Company borrowed $49.4 million under its revolving credit facility. At December 31, 2021, the Company had liquidity of $109.2 million; $35.0 million of cash and $74.2 million availability from its revolving credit facility.
We intend to allocate resources consistent with the following priorities: (1) invest in growth; (2) invest in operational improvements; (3) manage working capital; (4) to reduce debt; and (5) other actions deemed appropriate by management to improve operational performance.

Our primary source of liquidity during the year ended December 31, 2021 was cash and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures and servicing of our debt through the next twelve months. However, there is no assurance that these sources of capital will provide for our funding needs. We also rely on the timely collection of receivables as a source of liquidity. As of December 31, 2021, we had $49.4 million of borrowings under our revolving credit facility, outstanding letters of credit of $1.4 million and borrowing availability of $74.2 million.

On October 25, 2021, the Company entered into the Amendment to the Credit Agreement. The Amendment permits the Company to engage in supply chain financing arrangements with financial institutions to cover up to $20.0 million in accounts receivable from customers per month. Additionally, the Amendment increased the Company’s capital expenditure investment threshold from $25.0 million to $32.0 million.

As of December 31, 2021, cash of $34.6 million was held by foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of December 31, 2021 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity

Our ability to comply with the covenants in the Credit Agreement, as discussed in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant, if applicable, and other covenants in the Credit Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast we may not be able to comply with our financial covenants. If we do not comply with the financial and other covenants in the Credit Agreement, the lenders could declare an event of default under the Credit Agreement and our indebtedness thereunder could be declared immediately due and payable. The Credit Agreement contain cross default provisions. If we are unable to borrow under the Credit Agreement, we will need to meet our capital requirements using alternative sources of liquidity which may not be available on acceptable terms. Any of these events would have a material adverse effect on our business, financial condition and liquidity.

Cash Flows

	2021	2020	2019
	(In thousands)
Net cash (used) provided by operating activities	$(29,832)	$34,372	$36,746
Net cash used in investing activities	(17,566)	(6,420)	(57,979)
Net cash provided (used) in financing activities	31,011	(19,262)	(10,113)
Effect of currency exchange rate changes on cash	842	2,302	(56)
Net increase (decrease) in cash	$(15,545)	$10,992	$(31,402)

Operating activities. For the year ended December 31, 2021, net cash used in operations was $29.8 million compared to the net cash provided by operations of $34.4 million for the year ended December 31, 2020. Net cash used in operating activities is primarily attributable to the increase in working capital for the year ended December 31, 2021 as compared to the prior year period.

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

Investing activities. For the year ended December 31, 2021, net cash used in investing activities was $17.6 million compared to $6.4 million for the year ended December 31, 2020. In 2022, we expect capital expenditures to be in the range of $20 million to $25 million.

For the year ended December 31, 2020, net cash used in investing activities was $6.4 million compared to $58.0 million for the year ended December 31, 2019. The decrease in investing activities is primarily due to the FSE Acquisition for $34.0 million during 2019, and decreased capital spending in 2020.

Financing activities. For the year ended December 31, 2021, net cash provided by financing activities was $31.0 million compared to the net cash used in financing activities of $19.3 million for the year ended December 31, 2020. Net cash used in financing activities for the year ended December 31, 2021 is attributable to $49.4 million of net borrowings under the revolving credit facility offset by $8.0 million of costs attributed to debt amendment and extinguishment completed during the twelve months ended December 31, 2021 and a $5.0 million Contingent Consideration payment. Net cash used in financing activities for the twelve months ended December 31, 2020 is attributable to an additional repayment of $5.0 million of the senior secured term loan credit facility and loan amendment costs of $2.8 million

For the year ended December 31, 2020, net cash used in financing activities was $19.3 million compared to $10.1 million for the year ended December 31, 2019. Net cash used in financing activities for the year ended December 31, 2020 is attributable to additional repayment of $10.0 million of the senior secured term loan credit facility and associated fees, along with a contingent consideration milestone payment of $1.0 million related to the FSE acquisition.

Debt and Credit Facilities

The debt and credit facility summaries described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations	$195,650	$9,375	$30,000	$156,275	$—
Estimated interest payments	15,002	4,354	7,620	3,028	—
Leasing obligations	32,535	10,862	12,276	8,008	1,389
Non-U.S. pension funding	16,791	1,082	2,361	2,627	10,721
Total	$259,978	$25,673	$52,257	$169,938	$12,110

We estimated future interest payments based on the effective interest rate as of December 31, 2021. Since December 31, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
We expect to contribute approximately $1.1 million to our UK pension plan in 2022. No contributions are expected to be made to our U.S. pension plan in 2022.
Generally, we enter into agreements with our customers at the beginning of a given vehicle platform’s life to supply products for the entire life of that vehicle platform. These agreements generally provide for the supply of a customer’s production requirements for a particular platform rather than for the purchase of a specific quantity of products. The obligations under these agreements and regulations are not reflected in the contractual obligations table above.
As of December 31, 2021, we were not a party to significant purchase obligations for goods or services.
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
Revenue Recognition — We recognize revenue when our performance obligation has been satisfied and control of products has been transferred to a customer, which typically occurs upon shipment. Revenue is measured based on the amount of consideration we expect to receive in exchange for the transfer of goods or services. We enter into agreements with certain customers in the Vehicle Solutions segment at the beginning of a vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our requirements is our obligation for the entire production life of the platform and we have no provisions to terminate such contracts. Management judgments and estimates must be made in estimating sales returns and allowances relating to revenue recognized in a given period.
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
Interest Rate Risk
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company entered into an interest rate swap agreement to fix the interest rate on an initial aggregate amount of $73.1 million, which is 50% of the outstanding Term Loan Facility as of December 31, 2021 thereby reducing exposure to interest rate changes. A change in our variable interest rate of 100 basis points for a full twelve-month period would have an approximate $1.0 million impact on interest expense assuming approximately 50% of our average fiscal 2021 variable-rate term loan debt had not been hedged via an interest rate swap agreement.
In connection with the transition away from the use of the London interbank offered rate (LIBOR) as an interest rate benchmark, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that for U.S. dollar LIBOR, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors (overnight and one, three, six and 12 months). Prior to the USD LIBOR ceasing to be published or no longer represented, we will work with our credit lending banks and expect to come to an agreement to replace the benchmark rate on our floating rate debt to be in line with the industry recommended benchmark replacement, which is likely the Secured Overnight Financing Rate (SOFR) plus a spread adjustment.

Additionally, with respect to our interest rate swaps, we are managing the transition from LIBOR based on industry-wide LIBOR reform efforts, including the LIBOR protocols issued by the International Swaps and Derivatives Association.

We are in the process of managing the transition, and any financial impact will be accounted for under Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
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

Outstanding foreign currency forward exchange contracts at December 31, 2021 are more fully described in Note 6, Fair Value Measurement, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
At December 31, 2021 and 2020, the potential reduction in earnings from a hypothetical 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would have been immaterial.
Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2021 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2021 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Japanese Yen, Indian Rupee, Thai Baht, and Ukrainian Hryvnia. Foreign currency translation adversely impacted fiscal year 2021 revenues by $13.2 million.
Effects of Inflation
Inflation potentially affects us in two principal ways. First, borrowings under our revolving credit facility are tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor, and pension liabilities. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve.

Item 8.Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Documents Filed as Part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Testing of revenue

As discussed in Note 2 to the consolidated financial statements, revenue is recognized when a performance obligation has been satisfied and control of products has been transferred to the customer, usually at a designated shipping point and in accordance with customer specifications. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. For the year ended December 31, 2021, the Company recorded $971.6 million of revenue.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included controls over the IT systems and automated and manual process level controls related to the processing and recording of revenue. For a selection of transactions, we (1) compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and/or other relevant and reliable third-party data, including cash received from customers and (2) evaluated the timing of revenue recognition based on the shipment date. In addition, we involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 1, 2022

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands, except per share amounts)
Revenues	$971,578	$717,699	$901,238
Cost of revenues	852,591	643,623	796,101
Gross profit	118,987	74,076	105,137
Selling, general and administrative expenses	69,406	68,228	64,501
Goodwill and other impairment	—	29,017	—
Operating income (loss)	49,581	(23,169)	40,636
Other (income) expense	(878)	728	2,225
Interest expense	11,179	20,603	16,855
Loss on extinguishment of debt	7,155	—	—
Income (loss) before provision for income taxes	32,125	(44,500)	21,556
Provision (benefit) for income taxes	8,393	(7,451)	5,778
Net income (loss)	$23,732	$(37,049)	$15,778
Earnings (loss) per common share
Basic	$0.75	$(1.20)	$0.52
Diluted	$0.72	$(1.20)	$0.51
Weighted average shares outstanding
Basic	31,501	30,943	30,602
Diluted	32,790	30,943	30,823

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
Net income (loss)	$23,732	$(37,049)	$15,778
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,421)	5,008	(1,185)
Change in defined benefit plans, net of tax	4,673	(5,041)	2,738
Derivative instruments, net of tax	(684)	977	(32)
Other comprehensive income	2,568	944	1,521
Comprehensive income (loss)	$26,300	$(36,105)	$17,299

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

	2021	2020
ASSETS	(in thousands, except share and per share amounts)
Current assets:
Cash	$34,958	$50,503
Accounts receivable, net of allowances of $243 and $644, respectively	174,472	151,101
Inventories	141,045	91,247
Other current assets	20,201	17,686
Total current assets	370,676	310,537
Property, plant and equipment, net of accumulated depreciation of $172,536 and $159,026, respectively	63,126	62,776
Operating lease right-of-use asset, net	26,116	30,047
Intangible assets, net of accumulated amortization of $18,180 and $14,831, respectively	18,283	21,804
Deferred income taxes, net	24,108	25,981
Other assets	5,384	3,228
TOTAL ASSETS	$507,693	$454,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,915	$112,402
Current operating lease liabilities	9,048	9,236
Accrued liabilities and other	41,792	40,820
Current portion of long-term debt	9,375	2,429
Total current liabilities	162,130	164,887
Long-term debt	185,581	144,147
Long-term operating lease liabilities	18,519	23,932
Pension and other post-retirement liabilities	9,905	15,296
Other long-term liabilities	4,905	10,741
Total liabilities	381,040	359,003
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 32,034,592 and 31,249,811 shares issued and outstanding, respectively)	321	313
Treasury stock, at cost: 1,708,981 and 1,560,623 shares, respectively	(13,172)	(11,893)
Additional paid-in capital	255,566	249,312
Retained deficit	(73,624)	(97,356)
Accumulated other comprehensive loss	(42,438)	(45,006)
Total stockholders’ equity	126,653	95,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507,693	$454,373

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
Balance - December 31, 2018	30,512,843	$318	$(10,245)	$243,007	$(76,013)	$(47,471)	$109,596
Issuance of restricted stock	418,553	5	—	—	—	—	5
Surrender of common stock by employees	(130,141)	—	(985)	—	—	—	(985)
Share-based compensation expense	—	—	—	2,845	—	—	2,845
Cumulative effect of adoption of Topic 842	—	—	—	—	(72)	—	(72)
Total comprehensive income	—	—	—	—	15,778	1,521	17,299
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Issuance of restricted stock	544,787	(10)	—	—	—	—	(10)
Surrender of common stock by employees	(96,231)	—	(663)	—	—	—	(663)
Share-based compensation expense	—	—	—	3,460	—	—	3,460
Total comprehensive income	—	—	—	—	(37,049)	944	(36,105)
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Issuance of restricted stock	933,139	8	—	—	—	—	8
Surrender of common stock by employees	(148,358)	—	(1,279)	—	—	—	(1,279)
Share-based compensation expense	—	—	—	6,254	—	—	6,254
Total comprehensive income (loss)	—	—	—	—	23,732	2,568	26,300
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,732	$(37,049)	$15,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,495	18,493	15,514
Impairment expense	—	29,017	—
Noncash amortization of debt financing costs	1,008	1,929	1,393
Payment in kind interest expense	2,254	5,431	—
Shared-based compensation expense	6,254	3,460	2,843
Deferred income taxes	2,078	(12,129)	1,562
Noncash loss (gain) on forward exchange contracts	(788)	299	1,972
Loss on extinguishment of debt	7,155	—	—
Change in other operating items:
Accounts receivable	(23,569)	(34,284)	18,815
Inventories	(50,283)	(6,828)	9,495
Prepaid expenses	(1,910)	2,896	(1,793)
Accounts payable	(11,570)	48,046	(24,261)
Accrued liabilities	4,438	8,650	(3,525)
Other operating activities, net	(7,126)	6,441	(1,047)
Net cash (used in) provided by operating activities	(29,832)	34,372	36,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,653)	(7,142)	(24,002)
Proceeds from disposal/sale of property, plant and equipment	87	722	23
Payments for acquisition of business	—	—	(34,000)
Net cash used in investing activities	(17,566)	(6,420)	(57,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	150,000	—	—
Repayment of term loan facility	(3,750)	—	—
Repayment of 2023 term loan facility principal	(152,654)	(14,375)	(8,525)
Borrowings under revolving credit facility	86,200	—	—
Repayment of revolving credit facility	(36,800)	—	—
Borrowings under ABL revolving credit facility	11,300	15,000	35,700
Repayment of ABL revolving credit facility	(11,300)	(15,000)	(35,700)
Surrender of common stock by employees	(1,279)	(663)	(985)
Debt extinguishment payments and early payment fees on debt	(3,031)	—	—
Debt issuance and amendment costs	(2,333)	(2,779)	(160)
Contingent consideration payment	(5,000)	(1,000)	—
Other financing activities, net	(342)	(445)	(443)
Net cash provided by ( used in) financing activities	31,011	(19,262)	(10,113)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	842	2,302	(56)
NET INCREASE (DECREASE) IN CASH	(15,545)	10,992	(31,402)
CASH:
Beginning of period	50,503	39,511	70,913
End of period	$34,958	$50,503	$39,511
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,460	$12,193	$13,873
Cash paid for income taxes, net	$4,109	$2,483	$8,774
Unpaid purchases of property and equipment included in accounts payable	$1,063	$131	$624

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

1.    Significant Accounting Policies

Organization - Commercial Vehicle Group, Inc. and its subsidiaries is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the warehouse automation markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

We primarily manufacture customized products to meet the requirements of our customers. We believe our trucking products are used by a majority of the North American Commercial Truck markets, many construction vehicle original equipment manufacturers (“OEMs”), and top e-commerce retailers.
We report our financial results by business segment; more specifically, Vehicle Solutions, Warehouse Automation, Electrical Systems and Aftermarket & Accessories. In the quarter ended December 31, 2021, we completed a strategic reorganization of our operations into four segments, As a result of the strategic reorganization, the prior period segment information has been reclassified to conform to the new organization structure. The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews financial information for these four reportable segments and makes decisions regarding the allocation of resources based on these segments. See Note 17, Segment Reporting, for more information.

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

Inventories consisted of the following as of December 31:

	2021	2020
Raw materials	$107,505	$65,334
Work in process	21,671	13,373
Finished goods	11,869	12,540
Total Inventory	$141,045	$91,247
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation.
Property, plant, and equipment, net consisted of the following as of December 31:

	2021	2020
Land and buildings	$32,012	$30,305
Machinery and equipment	194,828	189,939
Construction in progress	8,822	1,558
Property, plant, and equipment, gross	235,662	221,802
Less accumulated depreciation	(172,536)	(159,026)
Property, plant and equipment, net	$63,126	$62,776
For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives (generally 15 to 40 years for buildings and building improvements, three to 20 years for machinery and equipment, three to seven years for tools and dies, and three to five years for computer hardware and software). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2021, 2020 and 2019 was $15.1 million, $15.1 million and $13.6 million, respectively.
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

Leases - The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company's accounting policy election is to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.
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
Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including foreign currency translation, derivative instruments and pension and other post-retirement adjustments. See Note 13, Accumulated Other Comprehensive Loss, for a rollforward of activity in accumulated comprehensive loss.
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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2021, receivables from our five top customers represented approximately 51% of total receivables.
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
Interest Rate Swap Agreement - We use an interest rate swap agreement to fix the interest rate on a portion of our variable interest debt thereby reducing exposure to interest rate changes. The interest rate swap agreement was formally designated at inception as a hedging instrument. Therefore, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income (loss) and recognized in the Consolidated Statement of Operations when the contracts are settled.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Also, in January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope", to clarify that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company will apply the guidance to impacted transactions during the transition period. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements Implemented During the Year Ended December 31, 2021
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and otherwise clarifies and amends existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company implemented ASU 2019-12 as of January 1, 2021 and the ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.
In October 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-10, "Codification Improvements". The ASU updates various codification topics by clarifying and improving disclosure requirements to align with the SEC's regulations. The Company implemented ASU 2020-10 as of January 1, 2021 and the ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

2.     Revenue Recognition

Our products include seating systems, plastic components, cab structures, warehouse automation subsystems, electrical wire harnesses, mirrors, wipers and other accessories. We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple end markets. The nature, timing and uncertainty of recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets is substantially consistent.

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

Amount and Timing of Revenue Recognition - The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2021, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $174.5 million as of December 31, 2021 and $151.1 million as of December 31, 2020. We generally do not have other assets or liabilities associated with customer arrangements.
Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Twelve Months Ended December 31, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$267,580	$—	$—	$55,377	$322,957
Electrical wire harnesses, panels and assemblies	2,682	25,329	168,108	11,214	207,333
Trim	154,205	—	—	2,555	156,760
Warehouse Automation	—	162,583	—	—	162,583
Cab structures	69,749	—	—	7,761	77,510
Mirrors, wipers and controls	4,697	—	863	38,875	44,435
Total	$498,913	$187,912	$168,971	$115,782	$971,578

	Twelve Months Ended December 31, 2020
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$205,232	$147	$—	$58,832	$264,211
Electrical wire harnesses, panels and assemblies	1,751	37,949	138,903	9,362	187,965
Trim	109,450	—	—	2,413	111,863
Warehouse Automation	—	63,559	—	—	63,559
Cab structures	46,483	—	—	3,298	49,781
Mirrors, wipers and controls	3,720	—	2,191	34,409	40,320
Total	$366,636	$101,655	$141,094	$108,314	$717,699

	Twelve Months Ended December 31, 2019
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$291,496	$—	$—	$71,272	$362,768
Electrical wire harnesses, panels and assemblies	2,404	11,652	172,341	11,799	198,196
Trim	193,918	—	342	1,827	196,087
Warehouse Automation	—	1,151	—	—	1,151
Cab structures	85,885	—	—	1,987	87,872
Mirrors, wipers and controls	4,286	—	5,715	45,163	55,164
Total	$577,989	$12,803	$178,398	$132,048	$901,238

3. Debt
Debt consisted of the following at December 31:

	2021	2020
Term loan facility due 2026	$146,250	$—
Revolving credit facility due 2026	49,400	—
Term loan and security agreement due 2023	—	150,950
Unamortized discount and issuance costs	(694)	(4,374)
	$194,956	$146,576
Less: current portion, net of unamortized discount and issuance costs of $0.7 million and $1.9 million, respectively	(9,375)	(2,429)
Total long-term debt, net of current portion	$185,581	$144,147
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
At December 31, 2021 we had $49.4 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.4 million and availability of $74.2 million. The unamortized deferred financing fees associated with the Revolving Credit Facility were $1.3 million as of December 31, 2021, which are being amortized over the remaining life of the Credit Agreement. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility were $0.4 million as of December 31, 2020. At December 31, 2020, we had outstanding letters of credit of $1.6 million.
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

Pricing Tier	Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
I	> 3.00 to 1.00	0.30%	3.00%	3.00%	2.00%
II	< 3.00 to 1.00 but > 2.00 to 1.00	0.25%	2.75%	2.75%	1.75%
III	< 2.00 to 1.00 but > 1.50 to 1.00	0.20%	2.50%	2.50%	1.50%
IV	< 1.50 to 1.00	0.20%	2.25%	2.25%	1.25%
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

The Credit Agreement also contains customary reporting and other affirmative covenants, as well as customary events of default, including, without limitation, nonpayment of obligations under the Credit Facilities when due; material inaccuracy of representations and warranties; violation of covenants in the Credit Agreement and certain other documents executed in connection therewith; breach or default of agreements related to material debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain material judgments; certain events of bankruptcy or insolvency; certain Employee Retirement Income Security Act events; and a change in control of the Company. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.
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
On October 25, 2021, the Company entered into the Amendment to the Credit Agreement. The Amendment permits the Company to engage in supply chain financing arrangements with financial institutions to cover up to $20.0 million in accounts receivable from customers per month. Additionally, the Amendment increased the Company’s capital expenditure investment threshold from $25.0 million to $32.0 million.
We were in compliance with the covenants as of December 31, 2021.
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
Term Loan and Security Agreement
On April 12, 2017, the Company entered into the $175.0 million 2023 Term Loan Facility, maturing on April 12, 2023, pursuant to a term loan and security agreement (the “TLS Agreement”). On April 30, 2021, the 2023 Term Loan Facility was fully repaid and terminated as described below.
ABL Revolving Credit Facility
On September 18, 2019, the Company entered into an amendment of the Third Amended and Restated Loan and Security Agreement (the “Third ARLS Agreement”), dated as of April 12, 2017, which governed the Company’s ABL Revolving Credit Facility.
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
The discharge resulted in a loss on extinguishment of debt of $7.2 million, including $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million, and $0.5 million of other fees associated with the new debt, recorded in our Consolidated Statements of Operations for the twelve months ended December 31, 2021.

4.    Intangible Assets
Our definite-lived intangible assets were comprised of the following:

	December 31, 2021
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,573	$(5,043)	$6,530
Customer relationships	15 years	14,770	(8,499)	6,271
Technical know-how	5 years	9,790	(4,487)	5,303
Covenant not to compete	5 years	330	(151)	179
		$36,463	$(18,180)	$18,283

	December 31, 2020
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,634	$(4,681)	$6,953
Customer relationships	15 years	14,881	(7,536)	7,345
Technical know-how	5 years	9,790	(2,529)	7,261
Covenant not to compete	5 years	330	(85)	245
		$36,635	$(14,831)	$21,804
The aggregate intangible asset amortization expense was $3.4 million for the fiscal year ended December 31, 2021 and $3.4 million and $2.0 million for the fiscal years ended December 31, 2020 and 2019 respectively. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2021 is $3.4 million for the years ending December 31, 2022 and 2023, $2.9 million for the year ending December 31, 2024 and $1.4 million for the years ending December 31, 2025 and 2026.

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

Our financial instruments consisted of cash, accounts receivable, accounts payable, accrued liabilities, pension assets and liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of December 31, 2021, hedge contracts for transactions denominated in Ukrainian Hryvnia and Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Consolidated Statements of Operations.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covers 50% of outstanding debt under the Term Loan Facility. Any changes in fair value are included in earnings or deferred through OCI, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the consolidated statements of operations.
Contingent Consideration. As a result of the acquisition of First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. As of December 31, 2021, the remaining undiscounted Contingent Consideration payment is estimated at $4.8 million and the fair value is $4.4 million, which is presented in the Consolidated Balance Sheets in accrued liabilities and other. A payment of $5.0 million was made during the second quarter of 2021 based on achievement of the second EBITDA threshold.

The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis as of December 31 and are categorized as follows:

	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$1,375	$—	$1,375	$—	$1,882	$—	$1,882	$—
Interest rate swap agreement	$241	$—	$241	$—	$936	$—	$936	$—
Liabilities:
Interest rate swap agreement	$498	$—	$498	$—	$2,080	$—	$2,080	$—
Contingent Consideration	$4,409	$—	$—	$4,409	$8,800	$—	$—	$8,800

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent Consideration liability balance at December 31, 2020	$8,800
Change in fair value	609
Payments	(5,000)
Contingent Consideration liability balance at December 31, 2021	$4,409
The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2021		2020
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$49,601	$48,712	$14,675	$16,558
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation of derivatives in the Consolidated Balance Sheets at December 31 :

	Derivative Asset
	Balance Sheet Location	Fair Value
		2021	2020
Foreign exchange contracts	Other assets	$1,375	$1,882
Interest Rate Swap Contract	Accrued liabilities and other	$241	$936

	Derivative Liability
	Balance Sheet Location	Fair Value
		2021	2020
Interest Rate Swap	Accrued liabilities and other	$498	$2,080

	Derivative Equity
	Balance Sheet Location	Fair Value
		2021	2020
Foreign exchange contracts	Accumulated other comprehensive loss	$757	$1,441
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations:

		2021	2020
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$2,452	$(1,811)
Interest rate swap agreement	Interest expense	$(9)	$(1,031)
Foreign exchange contracts	Other (income) expense	$134	$—

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

Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$145,556	$142,265	$—	$—
Term loan and security agreement [2]	$—	$—	$146,576	$144,878
Revolving Credit Facility [1]	$49,400	$49,400	$—	$—
1    Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $9.4 million and long-term debt of $185.6 million as of December 31, 2021.
2 Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $2.4 million and long-term debt of $144.1 million as of December 31, 2020.
Long-lived Assets. For the year ended December 31, 2020, an impairment charge of $1.1 million was recognized for the Electrical Systems segment, $0.4 million related to an operating lease right-of-use asset and $0.7 million related to property, plant and equipment. Additionally, for the period ended December 31, 2020, an impairment charge of $0.8 million was recognized for the corporate aircraft and was based on the selling price, less selling costs, of $0.3 million. These impairment charges are presented in impairment expense in the Consolidated Statements of Operations.

Goodwill Impairment. For the period ended December 31, 2020, an impairment charge of $27.1 million was recognized for goodwill and was based on the estimated fair values of goodwill for the reporting units compared to the net carrying values at March 31, 2020. The impairment charge is presented in impairment expense in the Consolidated Statements of Operations.

No non-recurring fair value measurements were assessed during the period ended December 31, 2021.

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

The components of lease expense are as follows:

	Twelve Months Ended December 31,
	2021	2020

Operating lease cost [1]	$10,082	$11,214
Finance lease cost:
Amortization of right-of-use assets	326	394
Interest on lease liabilities	27	43
Total finance lease cost	$353	$437
Short-term lease cost [2]	6,214	4,258
Total lease expense	$16,649	$15,909
1.The Company recognized accelerated lease costs of $1.1 million during the year ended December 31, 2020 related to the corporate research and development center.
2.Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,250	$10,571
Financing cash flows from finance leases	$348	$446

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2021	December 31, 2020
Operating Leases
Right-of-use assets, net	Operating lease right-of-use asset, net	$26,116	$30,047

Current liabilities	Current operating lease liabilities	9,048	9,236
Non-current liabilities	Long-term operating lease liabilities	18,519	23,932
Total operating lease liabilities		$27,567	$33,168

Finance Leases
Right-of-use assets, net	Other assets	$468	$767

Current liabilities	Accrued liabilities and other	194	293
Non-current liabilities	Other long-term liabilities	272	434
Total finance lease liabilities		$466	$727

Weighted Average Remaining Lease Term
Operating leases		4.0 years	4.5 years
Finance leases		2.9 years	3.2 years
Weighted Average Discount Rate
Operating leases		8.0%	8.0%
Finance leases		4.7%	5.1%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2022	$10,654	$208	$10,862
2023	6,724	140	6,864
2024	5,321	91	5,412
2025	4,594	49	4,643
2026	3,363	2	3,365
Thereafter	1,388	1	1,389
Total lease payments	$32,044	$491	$32,535
Less: Imputed interest	(4,477)	(25)	(4,502)
Present value of lease liabilities	$27,567	$466	$28,033

7.    Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2021	2020	2019
Domestic	$9,476	$(55,907)	$4,777
Foreign	22,649	11,407	16,779
Total	$32,125	$(44,500)	$21,556
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2021	2020	2019
Federal (benefit) provision at statutory rate	$6,746	$(9,345)	$4,527
U.S./Foreign tax rate differential	696	492	393
Foreign non-deductible expenses	515	702	2,059
Foreign tax provision	739	611	793
State taxes, net of federal benefit	315	(1,086)	308
State tax rate change, net of federal benefit	(432)	—	(41)
Change in uncertain tax positions	74	71	15
Change in valuation allowance	366	2,146	(2,054)
Tax credits	(1,341)	(143)	(2,652)
Share-based compensation	(857)	(15)	(14)
Executive compensation (IRC 162m)	1,128	—	—
Repatriation of foreign earnings	208	37	1,235
GILTI, net of related foreign tax credit	39	(1,340)	730
Other	197	419	479
(Benefit) Provision for income taxes	$8,393	$(7,451)	$5,778

The provision (benefit) for income taxes for the years ended December 31 follows:

	2021			2020			2019
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$46	$2,377	$2,423	$109	$(10,975)	$(10,866)	$(205)	$(336)	$(541)
State and local	152	(439)	(287)	120	(559)	(439)	214	883	1,097
Foreign	6,126	131	6,257	4,449	(595)	3,854	4,207	1,015	5,222
Total	$6,324	$2,069	$8,393	$4,678	$(12,129)	$(7,451)	$4,216	$1,562	$5,778

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2021	2020
Noncurrent deferred tax assets:
Amortization and fixed assets	$7,371	$5,094
Inventories	3,914	2,325
Pension obligations	2,599	2,827
Warranty obligations	354	473
Accrued benefits	400	551
Operating leases	308	664
Tax credit carryforwards	7,106	6,030
Net operating loss carryforwards	14,944	17,369
Other temporary differences	5,483	7,089
Total noncurrent deferred tax assets	$42,479	$42,422
Valuation allowance	(18,371)	(16,441)
Net noncurrent deferred tax assets	$24,108	$25,981
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(968)	$(952)
Inventories	103	115
Pension obligations	—	161
Other temporary differences	(303)	(385)
Total noncurrent tax liabilities	(1,168)	(1,061)
Total net deferred tax asset	$22,940	$24,920
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
During 2021, we recorded an additional valuation allowance of $2.5 million primarily related to the deferred tax assets of our United Kingdom subsidiary and certain U.S. federal and state tax attribute carryforwards, and released $0.6 million in valuation allowances primarily related to the deferred tax assets of our Luxembourg subsidiary. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
Activity for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Balance - Beginning of the year	$16,441	$11,992	$14,665
Provisions	2,529	4,511	706
Utilizations	(599)	(62)	(3,379)
Balance - End of the year	$18,371	$16,441	$11,992
As of December 31, 2021, the Company had net operating loss carryforwards of $109.9 million, of which $49.6 million related to foreign jurisdictions and $60.3 million related to U.S. state jurisdictions. The carryforward periods for these net operating losses range from five years to indefinite. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2021, we had $3.2 million of U.S. foreign tax credit carryforwards, net of a $2.3 million valuation allowance, primarily attributable to the deemed repatriation of the accumulated untaxed earnings of our foreign subsidiaries resulting from the U.S. Tax Reform. Utilization of these credits may be limited if the Company does not generate sufficient U.S. federal taxable income in future years. The credits begin to expire in 2027.
As of December 31, 2021, we had $1.0 million of research and development tax credit carryforwards related to our U.S. operations. Utilization of these credits may be limited if the Company does not generate sufficient U.S. federal taxable income in future years. The credits begin to expire in 2032.
As of December 31, 2021, cash of $34.6 million was held by foreign subsidiaries. During the year ended December 31, 2021, $5.3 million was repatriated from the Company's foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of December 31, 2021 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2017. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.
As of December 31, 2021, and 2020, we provided a liability of $1.1 million and $1.0 million, respectively, for unrecognized tax benefits associated with our U.S. federal and state, and foreign jurisdictions. The majority of these unrecognized tax benefits are netted against their related non-current deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.5 million and $0.5 million accrued for the payment of interest and penalties as of December 31, 2021 and December 31, 2020, respectively. Accrued interest and penalties are included in the $1.1 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2021	2020	2019
Balance - Beginning of the year	$1,006	$908	$894
Gross increase - tax positions in prior periods	75	73	70
Gross decreases - tax positions in prior periods	—	—	(39)
Lapse of statute of limitations	—	—	(12)
Currency translation adjustment	12	25	(5)
Balance - End of the year	$1,093	$1,006	$908

8.    Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2021	2020
Compensation and benefits	$16,677	$15,877
Accrued freight	5,628	2,556
Taxes payable	6,391	4,057
Contingent Consideration	4,409	4,870
Other	8,687	13,460
	$41,792	$40,820
9.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $4.0 million, $1.9 million and $4.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase in expense for the year ended December 31, 2021 as compared to the to the prior year period primarily resulted from the temporary suspension of the employer 401(k) match taken in response to the COVID-19 pandemic in the year ended December 31, 2020.
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
During the fourth quarter of the year ended December 31, 2021, the Audit Committee of the Board of Directors approved amendments to the U.S. Pension Plan to terminate the plan. The plan participants have been notified of the Company's intention to terminate the plan effective December 31, 2021 and settle plan liabilities through either lump sum distributions to plan participants or annuity contracts that cover vested benefits. The Company currently expects to complete the settlement of plan liabilities between the fourth quarter of 2022 and the first quarter of 2023.
The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation — Beginning of the year	$41,218	$39,577	$53,654	$44,841
Service cost	—	—	—	37
Interest cost	827	1,117	638	838
Participant contributions	1	2	—	—
Benefits paid	(2,422)	(2,344)	(1,692)	(1,820)
Actuarial (gain) loss	(776)	2,866	(3,595)	7,514
Exchange rate changes	—	—	(460)	2,244
Benefit obligation at end of the year	$38,848	$41,218	$48,545	$53,654
Change in plan assets:
Fair value of plan assets — Beginning of the year	$42,628	$40,045	$38,485	$34,321
Actual return on plan assets	966	4,907	1,169	3,474
Employer contributions	28	18	1,077	948
Participant contributions	1	2	—	—
Benefits paid	(2,422)	(2,344)	(1,692)	(1,820)
Exchange rate changes	—	—	(399)	1,562
Fair value of plan assets at end of the year	41,201	42,628	38,640	38,485
Funded status	$2,353	$1,410	$(9,905)	$(15,169)

Actuarial Gain - The projected U.S. benefit obligation includes a net gain of $0.8 million for the year ended December 31, 2021. The gain is a result of changes in key actuarial assumptions, including the change to termination basis and demographic gain due to higher mortality experience during 2020 than expected. The projected Non-U.S. benefit obligation includes a net gain of $3.6 million for the year ended December 31, 2021 driven primarily by an increase in the discount rate assumption.

Amounts recognized in the Consolidated Balance Sheets at December 31 consisted of:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2021	2020	2021	2020
Noncurrent assets	$2,479	$1,557	$—	$—
Current liabilities	(126)	(20)	—	—
Noncurrent liabilities	—	(127)	(9,906)	(15,169)
Amount recognized	$2,353	$1,410	$(9,906)	$(15,169)

The components of net periodic (benefit) cost for the years ended December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2021	2020	2019	2021	2020	2019
Interest cost	$827	$1,117	$1,483	$638	$838	$1,112
Expected return on plan assets	(2,212)	(2,075)	(2,393)	(1,000)	(1,093)	(1,117)
Amortization of prior service cost [1]	6	6	2,528	54	47	47
Recognized actuarial loss	283	283	308	953	592	531
Net periodic cost (benefit)	$(1,096)	$(669)	$1,926	$645	$384	$573
1 Includes $2.5 million non-cash settlement charge arising from the early payout of the U.S. defined benefit plan benefits in the year ended December 31, 2020.

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in Other (expense) income within the Consolidated Statements of Operations.

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) - Amounts recognized in Accumulated other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2021	2020	2019	2021	2020	2019
Net actuarial loss	$10,875	$10,689	$10,937	$13,923	$18,574	$13,783
Prior service cost	33	39	45	687	748	747
	$10,908	$10,728	$10,982	$14,610	$19,322	$14,530
Other Changes in Plan Assets and Benefit Obligations Recognized in Comprehensive Income (Loss) - Amounts recognized as other changes in plan assets and benefit obligations in comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plan
	2021	2020	2021	2020
Actuarial (gain) loss	$469	$34	$(3,717)	$5,428
Amortization of actuarial (loss) gain	(283)	(283)	(942)	(625)
Prior service credit	(6)	(6)	(53)	(11)
Total recognized in other comprehensive income (loss)	$180	$(255)	$(4,712)	$4,792
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2021	2020	2021	2020
Discount rate	2.07%	2.08%	1.80%	1.20%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Plans			Non-U.S. Pension Plan
	2021	2020	2019	2021	2020	2019
Discount rate	2.08%	2.93%	3.40%	1.20%	1.95%	2.80%
Expected return on plan assets	5.34%	5.34%	5.34%	2.60%	3.30%	3.70%
The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. Our pension plan investment strategy is reviewed periodically, but no less frequently than annually. Due to the termination of the U.S. Pension Plan effective December 31, 2021, the related investments were reallocated to fixed income securities.

We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.1 million to our pension plans and our other post-retirement benefit plans in 2022.
Our investment allocation target for our pension plans for 2021 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocations
	2021		2020		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and cash equivalents	21	—	1	—	21	1	1	5
Equity/Balanced securities	—	53	29	52	—	52	29	49
Fixed income securities	79	47	61	48	54	47	61	46
Real estate	—	—	9	—	25	—	9	—
	100%	100%	100%	100%	100%	100%	100%	100%

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

The fair values of our pension plan assets by asset category and by level as described in Note 6, Fair Value Measurement, for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Net Asset Value Per Share
	Total	Level 1	Level 2	NAV
Cash and cash equivalents	$9,192	$442	$—	$8,750
Balanced	20,239	—		20,239
Fixed income securities:
Corporate bonds	37,117	—	22,361	14,756
Other	13,294	—	10,091	3,203
Total pension fund assets	$79,842	$442	$32,452	$46,948

	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,125	$2,125	$—	$—
Equities:
U.S. large value	2,525	2,525	—	—
U.S. large growth	2,741	2,741	—	—
International blend	5,253	—	5,253	—
Emerging markets	1,717	1,717	—	—
Balanced	18,958	—	18,958	—
Fixed income securities:
Corporate bonds	40,485	—	40,485	—
Other	3,221	—	3,221	—
Real Estate:
U.S. property	4,088	—	—	4,088
Total pension fund assets	$81,113	$9,108	$67,917	$4,088

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows:

	2021	2020
Beginning balance	$4,088	$4,070
Actual return on assets held at reporting date	—	18
Purchases, sales and settlements, net	(4,088)	—
Ending balance	$—	$4,088

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2022 (1)	$40,504
2023	$1,822
2024	$1,881
2025	$1,846
2026	$1,919
2027 to 2031	$10,096
1.It is not practical to estimate at this time how much of the U.S. Pension Plan liabilities will be settled in 2022 or 2023; therefore, the table above assumes that all settlement occurs in 2022.

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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2020	$976
Forfeitures	(309)
Adjustments	1,218
Payments	(651)
Adjusted Award Value at December 31, 2021	$1,234

The Company generally grants performance awards in the first quarter of each year. Unrecognized compensation expense was $1.5 million as of December 31, 2021.

11.    Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $6.3 million, $3.5 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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
Performance Stock Awards Settled in Stock – Performance-based stock awards have similar restrictions as restricted stock. They vest over the specified period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period if the Company meets the performance targets set at the time the award was granted. Performance targets are based on relative total shareholder return in terms of ranking as compared to the peer group over the performance period.
As of December 31, 2021, there was approximately $5.0 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of December 31, 2021 and changes during the twelve-month period ending December 31, 2021, is presented below:

	2021
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested - beginning of year	1,263	$3.48
Granted	487	9.90
Vested	(933)	4.82
Forfeited	(34)	7.78
Non-vested - end of year	783	$5.68
As of December 31, 2021, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
We have elected to report forfeitures as they occur as opposed to estimating future forfeitures in our share-based compensation expense.
Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2021; however, our employees surrendered 148 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

12.    Stockholders’ Equity
Common Stock - Our authorized capital stock includes common stock of 60,000,000 shares with a par value of $0.01 per share, with 32,034,592 and 31,249,811 shares outstanding as of December 31, 2021 and 2020, respectively.
Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2021 and 2020.
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

Diluted earnings (loss) per share for years ended December 31, 2021, 2020 and 2019 includes the effects of potential common shares when dilutive and is as follows:

	2021	2020	2019
Net income (loss) attributable to common stockholders	$23,732	$(37,049)	$15,778
Weighted average number of common shares outstanding	31,501	30,943	30,602
Dilutive effect of restricted stock grants after application of the treasury stock method	1,289	—	221
Dilutive shares outstanding	32,790	30,943	30,823
Basic earnings (loss) per share attributable to common stockholders	$0.75	$(1.20)	$0.52
Diluted earnings (loss) per share attributable to common stockholders	$0.72	$(1.20)	$0.51
There were no anti-dilutive shares for the year ended December 31, 2021. For the year ended December 31, 2020, diluted earnings (loss) per share excludes 220 thousand shares, of non-vested restricted stock as the effect would have been anti-dilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Credit Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.
Shareholder Rights Plan

On June 23, 2020, the Company’s Board of Directors adopted a limited duration rights plan and declared a dividend distribution of one right (each, a “Right” and together with all other such rights distributed or issued pursuant thereto, the “Rights”) for each outstanding share of common stock, par value $0.01, of the Company, as of July 5, 2020, the record date for such dividend. Each holder of common stock as of the record date received a dividend of one Right per share of common stock. On April 15, 2021, the Company amended the rights plan. Pursuant to the amendment, the final expiration date of the Rights was advanced from June 24, 2021 to April 15, 2021. As a result of the amendment, the Rights are no longer outstanding, thereby resulting in termination of the rights plan.

13.    Other Comprehensive (Income) Loss
The activity for each item of accumulated other comprehensive loss is as follows:

	Foreign currency items	Pension and Other Post-Retirement Benefit Plans	Derivative Instruments	Accumulated other comprehensive loss
Balance - December 31, 2019	$(24,032)	$(22,382)	$464	$(45,950)
Net current period change	5,008	(4,597)	—	411
Derivative instruments	—	—	977	977
Reclassification adjustments for losses reclassified into income	—	(444)	—	(444)
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	$(1,421)	$4,576	$—	$3,155
Derivative instruments	—	—	(684)	(684)
Reclassification adjustments for losses reclassified into income	—	97	—	97
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)

The related tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2021 and 2020 are as follows:

2021	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit	$4,620	$(44)	$4,576
Reclassification of actuarial loss and prior service cost to net income	97	—	97
Net unrealized gain	4,717	(44)	4,673
Cumulative translation adjustment	(1,421)	—	(1,421)
Derivative instruments	(898)	214	(684)
Total other comprehensive gain	$2,398	$170	$2,568

2020	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial loss and prior service credit	$(4,537)	$(60)	$(4,597)
Reclassification of actuarial loss and prior service cost to net income	(505)	61	(444)
Net unrealized loss	(5,042)	1	(5,041)
Cumulative translation adjustment	5,008	—	5,008
Derivative instruments	1,419	(442)	977
Total other comprehensive gain	$1,385	$(441)	$944

14.    Cost Reduction and Manufacturing Capacity Rationalization

During 2019, the Company began implementing cost reduction and manufacturing capacity rationalization initiatives (the "Restructuring Initiatives") in response to declines in end market volumes. Furthermore, in 2020, the Company began implementing additional cost reduction initiatives and further manufacturing capacity rationalization initiatives in response to the COVID-19 pandemic ("2020 Initiatives"). The Restructuring Initiatives and 2020 Initiatives consist primarily of headcount reductions in each segment and at corporate, as well as other costs associated with transfer of production and subsequent closure of facilities, and expansion of production footprint to manufacture warehouse automation subsystems.

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company's cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We expect the restructuring cost to be between $4.0 million to $6.0 million for the entire program.

The changes in accrued restructuring balances are as follows:

Total
Balance - December 31, 2019	$2,324
New charges	6,914
Payments and other adjustments	(8,559)
Balance - December 31, 2020	$679
New charges	1,895
Payments and other adjustments	(2,088)
Balance - December 31, 2021	$486
Substantially all of the $1.9 million costs incurred in the twelve months ended December 31, 2021, related to headcount reductions and none related to facility exit and other costs. More than half of the costs were incurred in the Electrical Systems segment with the remainder split between Vehicle Solutions and Warehouse Automation segments. Of the $1.9 million costs incurred, $1.2 million was recorded in cost of revenues and $0.7 million was recorded in selling, general and administrative expenses.

Of the $6.9 million costs incurred in the twelve months ended December 31, 2020, $3.5 million primarily related to headcount reductions and $3.4 million related to facility exit and other costs. The headcount reductions were primarily related to the Vehicle Solutions segment and Corporate, and the facility costs were primarily related to the Vehicle Solutions segment. Of the $6.9 million costs incurred, $4.7 million was recorded in cost of revenues and $2.2 million was recorded in selling, general and administrative expenses.

15.    Commitments and Contingencies
Leases - As disclosed in Note 6, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2021, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2021 and 2020, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2021 and 2020, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets. The following presents a summary of the warranty provision for the years ended December 31:

	2021	2020
Balance - beginning of the year	$2,041	$3,082
Provision for warranty claims	942	656
Deduction for payments made and other adjustments	(1,493)	(1,697)
Balance - end of year	$1,490	$2,041

Debt Payments - As disclosed in Note 3, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2026; no payments are due thereafter:

Year Ending December 31,
2022	$9,375
2023	$13,125
2024	$16,875
2025	$20,625
2026	$135,650
Thereafter	$—

16.    Segment Reporting
In the quarter ended December 31, 2021, we completed a strategic reorganization of our operations into four segments,
Vehicle Solutions, Warehouse Automation, Electrical Systems and Aftermarket & Accessories. The reorganization will allow the Company to better focus on growth opportunities, capital allocation and enhancing shareholder value. As a result of the strategic reorganization, the prior period amounts have been reclassified to conform to the new organization structure.
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”), which is our President and Chief Executive Officer. Each of these segments consists of a number of manufacturing facilities. Certain of our facilities manufacture and sell products through multiple segments. Our segments are more specifically described below.

The Vehicle Solutions segment designs, manufactures and sells the following products:
•Commercial vehicle seats for the global commercial vehicle markets including heavy duty trucks, medium duty trucks, last mile delivery trucks and vans, construction and agriculture equipment in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the electric vehicle market;
•Plastic components ("Trim") primarily for the North America commercial vehicle market and recreational vehicle markets; and Cab structures for the North American medium-duty/heavy-duty ("MD/HD") truck market.

The Warehouse Automation segment designs, manufactures and sells the following products:
•Warehouse automation subsystems including control panels, electro-mechanical assemblies, cable assemblies, and power and communication solutions.
•The end markets for these products primarily include e-commerce, warehouse integration, transportation and the military/defense industry.

The Electrical Systems segment designs, manufactures and sells the following products:
•Cable and harness assemblies for both high and low voltage applications, control boxes, dashboard assemblies and design and engineering for these applications.
•The end markets for these products are construction, agricultural, industrial, automotive (both internal combustion and electric vehicles), truck, mining, rail and the military/ defense industries in North America, Europe and Asia-Pacific.

The Aftermarket & Accessories segment designs, manufactures and sells the following products:
•Seats and components sold into the commercial vehicle markets in North America, Europe and Asia-Pacific;
•Commercial vehicle accessories including wipers, mirrors, and sensors; and
•Office seats primarily in Europe and Asia-Pacific.
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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	For the year ended December 31, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/ Other	Total
Revenues	$498,913	$187,912	$168,971	$115,782	$—	$971,578
Gross profit	$50,608	$29,669	$20,773	$17,980	$(43)	$118,987
Selling, general & administrative expenses	26,959	6,106	6,213	5,889	24,239	69,406
Operating income (loss)	$23,649	$23,563	$14,560	$12,091	$(24,282)	$49,581

Capital expenditures and other items:
Capital expenditures	$6,203	$4,480	$5,976	$482	$512	$17,653
Depreciation expense	$7,911	$687	$3,550	$1,240	$1,671	$15,059

	For the year ended December 31, 2020
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/ Other	Total
Revenues	$366,636	$101,655	$141,094	$108,314	$—	$717,699
Gross profit	$32,398	$13,205	$12,185	$16,658	$(370)	$74,076
Selling, general & administrative expenses	22,510	9,698	3,996	5,396	26,628	68,228
Goodwill and other impairment	7,245	19,829	1,150	—	793	29,017
Operating income (loss)	$2,643	$(16,322)	$7,039	$11,262	$(27,791)	$(23,169)

Capital expenditures and depreciation expense:
Capital expenditures	$3,599	$1,288	$857	$358	$1,040	$7,142
Depreciation expense	$7,682	$377	$3,552	$1,436	$2,012	$15,059

	For the year ended December 31, 2019
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/ Other	Total
Revenues	$577,989	$12,803	$178,398	$132,048	$—	$901,238
Gross profit	$65,121	$1,248	$16,588	$22,252	$(72)	$105,137
Selling, general & administrative expenses	24,875	1,396	5,331	6,594	26,305	64,501
Operating income (loss)	$40,246	$(148)	$11,257	$15,658	$(26,377)	$40,636

Capital expenditures and depreciation expense:
Capital expenditures	$13,967	$433	$6,586	$463	$2,668	$24,117
Depreciation expense	$6,876	$49	$3,027	$1,126	$2,484	$13,562

The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2021		2020		2019
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$738,937	$60,260	$536,846	$60,605	$691,224	$70,870
All other countries	232,641	29,450	180,853	32,985	210,014	38,568
	$971,578	$89,710	$717,699	$93,590	$901,238	$109,438

Sales to A.B. Volvo and two other customers, were in excess of 10% of total Company revenues in each of the years ended December 31, 2021, 2020 and 2019, as noted in the table below. No other customers exceed 10% of the Company’s revenues in any period presented. The following table presents revenue from the above mentioned customers as a percentage of total revenue:

		Years Ended December 31,
Customer	Primary Segment	2021	2020	2019
A.B. Volvo	Vehicle Solutions	17%	16%	22%
Customer B	Warehouse Automation	17%	9%	—%
Customer C	Vehicle Solutions	12%	14%	17%

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Commercial Vehicle Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
/s/ KPMG LLP
Columbus, Ohio
March 1, 2022

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance

A.Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 1, 2022:

Name	Age	Principal Position(s)
Robert C. Griffin	73	Chairman and Director
Harold C. Bevis	62	President, Chief Executive Officer and Director
Roger L. Fix	67	Director
Wayne M. Rancourt	59	Director
James R. Ray, Jr.	58	Director
J. Michael Nauman	59	Director
Ruth Gratzke	50	Director
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
Harold C. Bevis has served as President and Chief Executive Officer since March 2020 and as a Director since June 2014. He brings 30+ years of leadership experience to the position, including 25+ years of experience as a business leader with leadership assignments at GE and Emerson Electric; and 17 years of experience as a CEO, President and Director of global manufacturing companies. He has worked in public companies for 15+ years and private companies for 15+ years. Mr. Bevis served as President, Chief Executive Officer and Director of Xerium Technologies, Inc. (NYSE:XRM) from August 2012 to April 2017, and served as Chairman and CEO of Boxlight Corporation (NASDAQ: BOXL) from January 2020 to March 2020 and served as a Director of Boxlight Corporation from March 2018 to March 2020.
Qualifications: Mr. Bevis has broad strategic, operational, management and governance experience. He has over 25 years of experience in senior and executive management positions with multi-national corporations including responsibility for determining and executing successful business growth and profit improvement. Mr. Bevis has also served on eight Boards of Directors and on Audit, Compensation and Governance Committees of Boards. Mr. Bevis earned a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree in Industrial Engineering from Iowa State University.
Roger L. Fix has served as a Director since June 2014. He served as a member of the Board of Directors of Standex International Corporation from 2001 until 2017, when he retired from the Standex board. He served as Non-Executive Chairman from 2014 to 2016, and President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s President and Chief Operating Officer from 2001 to 2003. Prior to joining Standex, Mr. Fix held a number of general management positions at Emerson Electric, the TI Group, plc and TRW over a period of more than 20 years. Mr. Fix has served as a Director of Flowserve Corporation since 2006 where he was Chairman of the Corporate Nominating and Governance Committee and a member of the Compensation, Finance and Audit Committees. Mr. Fix also served as the Non-Executive

Chairman of the Board of Flowserve Corporation from 2017-2021. Mr. Fix currently serves as a Director of Thermon Holdings, where he serves as a member of the Compensation, Finance and Corporate Governance Committees.

Qualifications: Mr. Fix has broad operational, management and governance experience. He has over 35 years of experience in senior and executive management positions with multi-national corporations that served a broad mix of end user markets which included responsibility for determining and executing successful business strategies. Mr. Fix has significant international business experience and M&A experience. Mr. Fix has also served on several public company Boards and on Audit, Compensation, Finance and Governance Committees of Boards. Mr. Fix earned a Master’s degree in Mechanical Engineering from the University of Texas and a Bachelor of Science degree in Mechanical Engineering from the University of Nebraska.
Wayne M. Rancourt has served as a Director since July 2016. In May 2021, Mr. Rancourt retired as Executive Vice President, Chief Financial Officer & Treasurer of Boise Cascade Company, a $5.5 billion in revenues North American based manufacturing and distribution company. He served in that role beginning in August 2009. Mr. Rancourt has over 30 years of experience in various finance roles including chief financial officer, treasurer, investor relations, strategic planning, as well as internal audit.

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

James R. Ray has served as Director since March 2020. In November 2020, Mr. Ray retired as President, Engineered Fastening at Stanley Black & Decker, Inc. where he held various global industrial P&L and operational leadership roles since 2013. Prior to Stanley Black & Decker, Mr. Ray spent more than 25 years in global P&L and engineering leadership roles at TE Connectivity, Delphi and GM. Mr. Ray joined the Board of Spirit Aerosystems in February of 2022, has served on the Board of RR Donnelley and Sons since February 2021 and Leslie's Inc. since August 2021.

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

J. Michael Nauman has served as a Director since July 2021. Mr. Nauman has served on Brady Corporation's Board of Directors and as the President and CEO of Brady Corporation since 2014. Prior to joining Brady Corporation, Mr. Nauman spent 20 years at Molex Incorporated, where he led global businesses in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. In 2007, he become Molex's Senior Vice President leading its Global Integrated Products Division and was named Executive Vice President in 2009. Before joining Molex in 1994, Mr. Nauman was a tax accountant and auditor with Arthur Anderson and Controller and then President of Ohio Associated Enterprises, Inc.

Qualifications: Mr. Nauman brings more than 35 years of experience in commercial and operational leadership, strategy development, restructuring and mergers and acquisitions. He is a board member of the Little Rock Museum of Discovery, the Quapaw Area Council of the Boy Scouts of America, and the Anthony School Board of Trustees. He holds a bachelor of science degree in management from Case Western Reserve University. Mr. Nauman is a certified public accountant and chartered global management accountant.
Ruth Gratzke has served as a Director since July 2021. Ms. Gratzke has served as President & CEO, Siemens Industry, Inc. and as President of Siemens Smart Infrastructure, United States, Siemens AG, since 2020, after rejoining the company in 2019. From 2017 to 2019, Ms. Gratzke was Divisional Vice President, Power Systems at Hubbell Incorporated, and from 2014 to 2017, Ms. Gratzke was General Manager and Global Product Line Lead, Industrial Breakers, Power Components at General Electric Company. Prior to joining GE, MS. Gratzke held a number of general management positions at Siemens AG over a period of 19 years.
Qualifications: Ms. Gratzke brings more than 25 years of commercial experienced and expertise on a multitude of topics including business development, industrial manufacturing operations, strategic planning, project management and international business operations. Ms. Gratzke earned her master of science degree in Electric Engineering from University of Erlangen-Nuremberg (Germany).

B.Executive Officers
The following table sets forth certain information with respect to our executive officers as of March 1, 2022:

Name	Age	Principal Position(s)
Harold C. Bevis	62	President, Chief Executive Officer and Director
Christopher H. Bohnert	55	Chief Financial Officer
Richard Tajer	56	Senior Vice President and Chief Commercial Officer
Aneezal H. Mohamed	58	General Counsel, Compliance Officer and Secretary
Kristin Mathers	47	Chief Human Resources Officer
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
Christopher H. Bohnert has served as Chief Financial Officer since October 2020. Mr. Bohnert, has more than 30 years of global financial leadership experience across a wide range of industries. Mr. Bohnert was previously with Calumet Specialty Products Partners, L.P. where he served as Chief Accounting Officer and subsequently Chief Financial Officer for Finished Lubricants & Chemicals, from 2017 to October 2020. Prior to that, Mr. Bohnert served as Chief Accounting Officer of Titan International, Inc. from 2015 to 2017. From 2013 to 2015, Mr. Bohnert served as Chief Financial Officer of Silgan Plastics Corporation. From 2005 to 2012, Mr. Bohnert was Chief Financial Officer of AB Mauri Fleischmann’s. Mr. Bohnert began his career in public accounting at KPMG LLP. Mr. Bohnert holds a Bachelor of Science degree in Business Administration, Economics, and Accountancy from the University of Missouri, and a Master of Science in Accountancy from the University of South Carolina. Mr. Bohnert is also a Certified Public Accountant (Inactive status).
Richard Tajer has served as Senior Vice President and Managing Director of Global Wire Harness Group since January 2019 and Chieft Commercial Officer since November 2021. Prior to joining CVG, Mr. Tajer spent 20 years with Yazaki North America, where he served most recently as Executive Vice President of Electronics, Instrumentation and Components with P&L responsibility for nine manufacturing facilities and $1 billion in sales. Prior to Yazaki, Mr. Tajer obtained relevant commercial and engineering experience from Alcoa Fujikura and United Technologies. Mr. Tajer is a graduate of the University of Michigan with a Bachelor of Science in Electrical and Computer Engineering. He also holds a Master of Business Administration from Wayne State University. He is an active member of SAE International, the International Institute of Connector and Interconnector Technology, and the MENTTIUM corporate mentoring program.
Aneezal H. Mohamed has served as General Counsel, Compliance Officer and Secretary since February 2016 and prior to that, held positions of increasing responsibility since joining the company in November 2013. Mr. Mohamed was counsel with Kegler Brown Hill & Ritter and served in several capacities at Cardinal Health, including Senior Counsel, Vice President & Associate General Counsel and Assistant General Counsel. Prior to that, Mr. Mohamed was in-house counsel to CMS Energy Corporation. Mr. Mohamed graduated from Cooley Law School at Western Michigan University with a Juris Doctorate in 1997. He has his Bachelor’s in Political Science and Economics from Towson State University, and he is licensed to practice law in Ohio and Michigan. He was formerly Chairman of the Board of Directors and is a current Board member of the Columbus Council on World Affairs and is a member of the Board of Directors of the Ohio Chamber of Commerce.
Kristin Mathers has served as Chief Human Resources Officer since September 2021. Ms. Mathers comes to CVG from Baker Hughes in Houston, Texas where she served most recently as Vice President of Talent Management with responsibility for all aspects of global talent acquisition, recruitment, succession & retention, leadership programs, and training & development. Ms. Mathers has been with Baker Hughes and its legacy parent, GE, since 2000 and has broad experience including HR leadership assignments in GE’s transportation business, appliance business, lighting business and corporate headquarters. She has held progressively responsible roles within Baker Hughes as Head of North American Human Resources and Vice President of HR Transformation. Ms. Mathers holds a Bachelor of Science in Mathematics with a specialization in Actuary Science from Slippery Rock University in Pennsylvania and an MBA from the University of Phoenix.
There are no family relationships between any of our directors or executive officers.

C.Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2022 Proxy Statement.
Item 11.Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2020 Director Compensation Table” and “Executive Compensation” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2022 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2021:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2020 Equity Incentive Plan approved by security holders	—	$—	2,852,044
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2022 Proxy Statement.
Item 13    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2022 Proxy Statement.
Item 14.Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Columbus, OH, Auditor Firm ID: 185
The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditor Fees” which appears in CVG’s 2022 Proxy Statement.

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

3.8	Amendment to the Amended and Restated By-Laws of the Company, Article VII, Exclusive Forum (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-34365,) filed on June 1, 2021).

4.1	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

4.2	Commercial Vehicle Group, Inc. Rights Agreement, dated as of May 21, 2009, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.3	Form of Rights Certificate (included as Exhibit B to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.4	Form of Summary of Rights to Purchase (included as Exhibit C to the Rights Agreement) (incorporated by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on May 22, 2009).

4.5	Commercial Vehicle Group, Inc. Amendment No. 1 to Rights Agreement, dated as of March 9, 2011, by and between the Company and Computershare Trust Company, N.A. (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 9, 2011).

4.6	Form of Certificate of Common Stock of the Company (incorporated by reference to the Company’s registration statement on Form S-1/A (File No. 333-115708), filed August 3, 2004).

4.7	Amended and Restated Loan and Security Agreement, dated as of April 26, 2011, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 28, 2011).

4.8	Second Amended and Restated Loan and Security Agreement, dated as of November 15, 2013, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender, (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 21, 2013).

4.9	Third Amended and Restated Loan and Security Agreement, dated as of April 12, 2017, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.10	Term Loan Agreement, dated as of April 12, 2017, by and among the Company, Bank of America, N.A., as administrative agent, and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.11	Description of Securities (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020.
4.12
Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent, dated as of June 25, 2020 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on June 25, 2020).

4.13
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

10.32
Amendment No. 3 to the Third Amended and Restated Loan and Security Agreement originally dated as of April 12, 2017, among Commercial Vehicle Group, Inc. and certain of its subsidiaries and Bank of America, N.A., as agent, and certain financial institutions as lenders dated as of March 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (File No. 001-34365), filed on May 5, 2021).

10.33
Term Loan Agreement, dated as of April 30, 2021, between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 4, 2021).

10.34*	Change in Control & Non-Competition Agreement dated October 27, 2014 with Aneezal Mohamed.

10.35*	Change in Control & Non-Competition Agreement dated January 1, 2020 with Richard Tajer.

10.36*	Offer letter, dated July 22, 2021, to Kristin Mathers.

10.37*	Change in Control & Non-Competition Agreement dated December 31, 2021 with Kristin Mathers.

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.

31.2	302 Certification by Christopher H. Bohnert, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Harold C. Bevis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by Christopher H. Bohnert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S—K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.
    All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ Harold C. Bevis
Harold C. Bevis
President and Chief Executive Officer
Date: March 1, 2022
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2022.

Signature	Title

/s/ Robert C. Griffin	Chairman and Director
Robert C. Griffin

/s/ Harold C. Bevis	President, Chief Executive Officer
Harold C. Bevis	(Principal Executive Officer) and Director

/s/ Roger L. Fix	Director
Roger L. Fix

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ James R. Ray, Jr.	Director
James R. Ray, Jr.

/s/ J. Michael Nauman	Director
J. Michael Nauman

/s/ Ruth Gratzke	Director
Ruth Gratzke

/s/ Christopher H. Bohnert	Chief Financial Officer
Christopher H. Bohnert	(Principal Financial Officer)

/s/ Angela M. O'Leary	Chief Accounting Officer
Angela M. O'Leary	(Principal Accounting Officer)