Form 10-Q
period 2022-03-31
Commercial Vehicle Group, Inc.
filed 2022-05-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 4, 2022 was 32,945,987 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(Unaudited) (In thousands, except per share amounts)
Revenues	$244,374	$245,122
Cost of revenues	218,991	214,001
Gross profit	25,383	31,121
Selling, general and administrative expenses	16,999	15,718
Operating income	8,384	15,403
Other (income) expense	1,041	(656)
Interest expense	1,961	5,041
Income before provision for income taxes	5,382	11,018
Provision for income taxes	1,400	2,528
Net income	$3,982	$8,490
Earnings per Common Share:
Basic	$0.12	$0.27
Diluted	$0.12	$0.26
Weighted average shares outstanding:
Basic	32,065	31,264
Diluted	32,685	32,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2022	2021
	(Unaudited) (In thousands)
Net income	$3,982	$8,490
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	327	(2,072)
Minimum pension liability, net of tax	(29)	286
Derivative instrument, net of tax	2,814	(426)
Other comprehensive income (loss)	3,112	(2,212)
Comprehensive income	$7,094	$6,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$38,208	$34,958
Accounts receivable, net of allowances of $340 and $243, respectively	210,378	174,472
Inventories	158,355	141,045
Other current assets	22,951	20,201
Total current assets	429,892	370,676
Property, plant and equipment, net	64,751	63,126
Intangible assets, net	17,407	18,283
Deferred income taxes	23,538	24,108
Other assets, net	30,200	31,500
Total assets	$565,788	$507,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,942	$101,915
Accrued liabilities and other	46,412	50,840
Current portion of long-term debt	10,313	9,375
Total current liabilities	185,667	162,130
Long-term debt	213,608	185,581
Pension and other post-retirement benefits	9,423	9,905
Other long-term liabilities	22,689	23,424
Total liabilities	431,387	381,040
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 32,157,210 and 32,034,592 shares issued and outstanding respectively)	322	321
Treasury stock, at cost: 1,764,351 and 1,708,981 shares, respectively	(13,636)	(13,172)
Additional paid-in capital	256,683	255,566
Retained deficit	(69,642)	(73,624)
Accumulated other comprehensive loss	(39,326)	(42,438)
Total stockholders’ equity	134,401	126,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$565,788	$507,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,982	$8,490
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,432	4,642
Noncash amortization of debt financing costs	113	538
Payment in kind interest expense	—	1,705
Shared-based compensation expense	1,117	965
Deferred income taxes	532	1,603
Non-cash loss (income) on derivative contracts	599	(212)
Change in other operating items:
Accounts receivable	(36,212)	(35,564)
Inventories	(17,502)	(18,255)
Prepaid expenses	(2,599)	(3,426)
Accounts payable	27,998	22,930
Other operating activities, net	(3,858)	1,213
Net cash used in operating activities	(21,398)	(15,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,590)	(1,736)
Proceeds from disposal/sale of property, plant and equipment	—	27
Net cash used in investing activities	(3,590)	(1,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan facility	(1,875)	—
Repayment of 2023 term loan facility principal	—	(1,094)
Borrowing under revolving credit facility	55,200	—
Repayment of revolving credit facility	(24,400)	—
Borrowings under ABL revolving credit facility	—	6,800
Surrender of common stock by employees	(464)	—
Other financing activities	(55)	(232)
Net cash provided by financing activities	28,406	5,474

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(168)	(761)

NET INCREASE (DECREASE) IN CASH	3,250	(12,367)

CASH:
Beginning of period	34,958	50,503
End of period	$38,208	$38,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Share-based compensation expense	132,034	2	—	965	—	—	967
Total comprehensive income (loss)	—	—	—	—	8,490	(2,212)	6,278
Balance - March 31, 2021	31,381,845	$315	$(11,893)	$250,277	$(88,866)	$(47,218)	$102,615

Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Share-based compensation expense	122,618	1	(464)	1,117	—	—	654
Total comprehensive income (loss)	—	—	—	—	3,982	3,112	7,094
Balance - March 31, 2022	32,157,210	$322	$(13,636)	$256,683	$(69,642)	$(39,326)	$134,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts and where specifically disclosed)
1. Description of Business and Basis of Presentation
At Commercial Vehicle Group, Inc. and its subsidiaries, we deliver real solutions to complex design, engineering and manufacturing problems across a range of global industries by innovating, constantly adding value, and treating our customer's bottom line as if it were our own. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

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

These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), which includes a complete set of footnote disclosures, including the Company's significant accounting policies.
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $210.4 million as of March 31, 2022 and $174.5 million as of December 31, 2021. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended March 31, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$69,808	$—	$—	$15,788	$85,596
Electrical wire harnesses, panels and assemblies	—	1,795	39,876	3,321	44,992
Trim	44,758	—	—	1,296	46,054
Warehouse Automation	—	32,331	—	—	32,331
Cab structures	25,591	—	—	—	25,591
Mirrors, wipers and controls	—	—	—	9,810	9,810
Total	$140,157	$34,126	$39,876	$30,215	$244,374

	Three Months Ended March 31, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$67,502	$—	$—	$14,077	$81,579
Electrical wire harnesses, panels and assemblies	695	3,252	46,127	3,472	53,546
Trim	36,757	—	—	560	37,317
Warehouse Automation	—	41,120	—	—	41,120
Cab structures	17,913	—	—	2,747	20,660
Mirrors, wipers and controls	1,475	—	335	9,090	10,900
Total	$124,342	$44,372	$46,462	$29,946	$245,122

4. Debt
Debt consisted of the following:

	March 31, 2022	December 31, 2021
Term loan facility due 2026	$144,375	$146,250
Revolving credit facility due 2026	80,200	49,400
Unamortized discount and issuance costs	(654)	(694)
	$223,921	$194,956
Less: current portion, net of unamortized discount and issuance costs of $0.00 and $0.7 million, respectively	(10,313)	(9,375)
Total long-term debt, net of current portion	$213,608	$185,581
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
At March 31, 2022, we had $80.2 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $43.6 million. The unamortized deferred financing fees associated with the Revolving Credit Facility of $1.2 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2021, we had $49.4 million of borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.4 million.
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
We were in compliance with the covenants as of March 31, 2022.
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
Cash Paid for Interest
For the three months ended March 31, 2022 and 2021, cash payments for interest were $1.6 million and $3.0 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		March 31, 2022			December 31, 2021
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,597	$(5,145)	$6,452	$11,573	$(5,043)	$6,530
Customer relationships	15 years	14,673	(8,694)	5,979	14,770	(8,499)	6,271
Technical know-how	5 years	9,790	(4,976)	4,814	9,790	(4,487)	5,303
Covenant not to compete	5 years	330	(168)	162	330	(151)	179
		$36,390	$(18,983)	$17,407	$36,463	$(18,180)	$18,283

The aggregate intangible asset amortization expense was $0.9 million for the three months ended March 31, 2022 and 2021.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts which are recorded in the Condensed Consolidated Balance Sheets at fair value. The hedge contracts for transactions denominated in Mexican Pesos are designated as cash flow hedge instruments and gains and losses as a result of the changes in fair value of the hedge contract are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of March 31, 2022, the hedge contracts for transactions denominated in Ukrainian Hryvnia and Czech Crown were not designated as hedging instruments; therefore, they are marked-to-market and the fair value of the agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
Contingent Consideration. As a result of the acquisition of First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. As of March 31, 2022, the remaining undiscounted Contingent Consideration payment is estimated at $4.8 million and the fair value is $4.5 million, which is presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other.
The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis are categorized as follows:

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$2,371	$—	$2,371	$—	$1,375	$—	$1,375	$—
Interest rate swap agreement	$2,700	$—	$2,700	$—	$241	$—	$241	$—
Liabilities:
Foreign exchange contract	$799	$—	$799	$—	$—	$—	$—	$—
Interest rate swap agreement	$—	$—	$—	$—	$498	$—	$498	$—
Contingent consideration	$4,528	$—	$—	$4,528	$4,409	$—	$—	$4,409

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent consideration liability balance at December 31, 2021	$4,409
Change in fair value	119
Contingent consideration liability balance at March 31, 2022	$4,528
The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2022		December 31, 2021
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$36,477	$36,474	$49,601	$48,712
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		March 31, 2022	December 31, 2021
Foreign exchange contracts	Other current assets	$2,371	$1,375
Interest rate swap agreement	Other current assets	$2,700	$241

	Derivative Liability
	Balance Sheet Location	Fair Value
		March 31, 2022	December 31, 2021
Foreign exchange contracts	Accrued liabilities and other	$799	$—
Interest rate swap agreement	Accrued liabilities and other	$—	$498

	Derivative Equity
	Balance Sheet Location	Fair Value
		March 31, 2022	December 31, 2021
Derivative instruments	Accumulated other comprehensive (loss) income	$3,571	$757
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2022	2021
	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
Foreign exchange contracts	Cost of revenues	$456	$(307)
Interest rate swap agreement	Interest and other expense	$(193)	$2
Foreign exchange contracts	Other (income) expense	$(671)	$(182)
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$143,721	$140,291	$145,556	$142,265
Revolving credit facility	$80,200	$80,200	$49,400	$49,400
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $10.3 million and long-term debt of $213.6 million as of March 31, 2022, and current portion of long-term debt of $9.4 million and long-term debt of $185.6 million as of December 31, 2021.

7. Leases
The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,578	$2,500
Finance lease cost
Amortization of right-of-use assets	71	92
Interest on lease liabilities	5	8
Total finance lease cost	76	100
Short-term lease cost	1,525	1,370
Total lease expense	$4,179	$3,970

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Operating Leases
Right-of-use assets, net	Other assets, net	$24,629	$26,116

Current liabilities	Accrued liabilities and other	8,738	9,048
Non-current liabilities	Other long-term liabilities	17,127	18,519
Total operating lease liabilities		$25,865	$27,567

Finance Leases
Right-of-use assets, net	Other assets	$398	$468

Current liabilities	Accrued liabilities and other	168	194
Non-current liabilities	Other long-term liabilities	236	272
Total finance lease liabilities		$404	$466

For the three months ended March 31, 2022 and 2021, cash payments on operating leases were $2.0 million and $2.2 million, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2022	$7,898	$141	$8,039
2023	6,766	140	6,906
2024	5,042	91	5,133
2025	4,382	50	4,432
2026	3,392	2	3,394
Thereafter	1,428	—	1,428
Total lease payments	$28,908	$424	$29,332
Less: Imputed interest	(3,043)	(20)	(3,063)
Present value of lease liabilities	$25,865	$404	$26,269
8. Income Taxes
For the three months ended March 31, 2022, we recorded a $1.4 million tax provision, or 26% effective tax rate for the period, compared to a $2.5 million tax provision for the three months ended March 31, 2021. Income tax expense for the three months ended March 31, 2022 and 2021 is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2022 could be different from the forecasted amount used to estimate the income tax expense for the three months ended March 31, 2022.
For the three months ended March 31, 2022 and 2021, cash paid for taxes, net of refunds received were $1.4 million and $1.0 million, respectively.

9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Interest cost	195	208	215	161
Expected return on plan assets	(207)	(553)	(275)	(250)
Amortization of prior service cost	2	2	13	14
Recognized actuarial loss	84	74	164	239
Net (benefit) cost	$74	$(269)	$117	$164

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in other expense (income) within the Condensed Consolidated Statements of Operations.

During the year ended December 31, 2021, the Audit Committee of the Board of Directors approved amendments to the U.S. Pension Plan to terminate the plan. The plan participants were notified of the Company's intention to terminate the plan effective December 31, 2021 and settle plan liabilities through either lump sum distributions to plan participants or annuity contracts that cover vested benefits. The Company currently expects to complete the settlement of plan liabilities between the fourth quarter of 2022 and the first quarter of 2023.
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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2021	$1,234
New grants	—
Forfeitures	—
Adjustments	287
Payments	(300)
Adjusted Award Value at March 31, 2022	$1,221
Unrecognized compensation expense was $1.3 million and $3.0 million as of March 31, 2022 and 2021, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
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
As of March 31, 2022, there was approximately $3.9 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of March 31, and changes during the three months ended March 31, are presented below:

	2022
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2021	783	$5.68
Granted	124	2.43
Vested	(178)	3.16
Forfeited	(4)	7.62
Nonvested - March 31, 2022	725	$5.74
As of March 31, 2022, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, of which, 32,157,210 and 32,034,592 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2022 and December 31, 2021.

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
Diluted earnings per share for the three months ended March 31, 2022 and 2021 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2022	2021
Net income	$3,982	$8,490
Weighted average number of common shares outstanding (in '000s)	32,065	31,264
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	620	1,043
Dilutive shares outstanding	32,685	32,307
Basic earnings (loss) per share	$0.12	$0.27
Diluted earnings (loss) per share	$0.12	$0.26

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive loss
Balance - December 31, 2021	$(20,445)	$(22,750)	757	$(42,438)
Net current period change	327	(29)		298
Derivative instruments	—		2,814	2,814
Balance - March 31, 2022	$(20,118)	$(22,779)	$3,571	$(39,326)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive loss
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	(2,072)	—	—	(2,072)
Derivative instruments	—	—	(426)	(426)
Amortization of actuarial losses	—	286	—	286
Balance - March 31, 2021	$(21,096)	$(27,137)	$1,015	$(47,218)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2022
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial gains	$1	$(30)	$(29)
Cumulative translation adjustment	327	—	327
Derivative instruments	3,752	(938)	2,814
Total other comprehensive income (loss)	$4,080	$(968)	$3,112

	Three Months Ended March 31, 2021
	Before Tax Amount	Tax Expense	After Tax Amount
Amortization of actuarial losses	$399	$(113)	$286
Cumulative translation adjustment	(2,072)	—	(2,072)
Derivative instruments	(556)	130	(426)
Total other comprehensive income (loss)	$(2,229)	$17	$(2,212)

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

The changes in accrued restructuring balances are as follows:

Total
Balance - December 31, 2020	$679
New charges	—
Payments and other adjustments	(262)
Balance - March 31, 2021	$417

Balance - December 31, 2021	$486
New charges	989
Payments and other adjustments	(1,092)
Balance - March 31, 2022	$383
Of the $1.0 million costs incurred in the three months ended March 31, 2022 for restructuring, $0.9 million related to facility exit and other costs and $0.1 million related to headcount reductions. Of the $1.0 million costs incurred, $0.2 million related to Vehicle Solutions segment, $0.4 million related to Electrical Systems segment and $0.4 million related to Aftermarket segment. Of the $1.0 million costs incurred, $0.9 million was recorded in cost of revenues and $0.1 million was recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2022, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2022 and 2021, we had no such guarantees.

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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended March 31, 2022 and 2021, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following presents a summary of the warranty provision for the three months ended March 31, 2022:

Balance - December 31, 2021	$1,490
Provision for warranty claims	7
Deduction for payments made and other adjustments	(242)
Balance - March 31, 2022	$1,255
Debt Payments - As disclosed in Note 4, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years:

Total
Remainder of 2022	$7,500
2023	$13,125
2024	$16,875
2025	$20,625
2026	$86,250
Thereafter	$80,200

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
•The end markets for these products primarily include e-commerce, warehouse integration, transportation, and the military/defense industry.

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended March 31, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$140,157	$34,126	$39,876	$30,215	$—	$244,374
Gross profit	12,907	4,991	3,401	4,086	$(2)	25,383
Selling, general & administrative expenses	6,588	1,324	1,640	1,465	$5,982	16,999
Operating income	$6,319	$3,667	$1,761	$2,621	$(5,984)	$8,384

	Three Months Ended March 31, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$124,342	$44,372	$46,462	$29,946	$—	$245,122
Gross profit	13,808	5,440	6,324	5,585	(36)	31,121
Selling, general & administrative expenses	6,325	1,531	1,468	1,422	4,972	15,718
Operating income	$7,483	$3,909	$4,856	$4,163	$(5,008)	$15,403

17. Other Financial Information
Items reported in inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$124,549	$107,505
Work in process	20,690	21,671
Finished goods	13,116	11,869
	$158,355	$141,045
Items reported in property, plant, and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Land and buildings	$32,235	$32,012
Machinery and equipment	195,738	194,828
Construction in progress	12,653	8,822
Property, plant, and equipment, gross	240,626	235,662
Less accumulated depreciation	(175,875)	(172,536)
Property, plant and equipment, net	$64,751	$63,126
Items reported in accrued expenses and other liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Compensation and benefits	$15,093	$16,677
Accrued freight	5,434	5,628
Taxes payable	5,980	6,391
Operating lease liabilities	8,738	9,048
Contingent Consideration	4,528	4,409
Other	6,639	8,687
	$46,412	$50,840

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describe material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

Business Overview

At CVG, we deliver real solutions to complex design, engineering and manufacturing problems across a range of global industries by innovating, constantly adding value, and treating our customer's bottom line as if it were our own.
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
Key Developments
In the first quarter of 2022, Russian military forces invaded Ukraine. We have approximately 1,200 employees in the Ukraine located in our facility near L'viv. While the facility was temporarily shut-down, we have resumed operations in L'viv and also set up additional capacity in the Czech Republic. During both the three months ended March 31, 2022 and the twelve months ended December 31, 2021, our Ukraine facility represented approximately 1% of the Company's long-lived assets.

The invasion of Ukraine by Russia and the retaliatory measures taken by the U.S., NATO and other countries have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We cannot be certain that international tensions will not affect our facility in the Ukraine, including due to the Russian invasion, electrical outages, cyber-attacks and periodic battles with separatists closer to our facility. In addition, certain of our employees in Ukraine may be conscripted into the military and/or sent to fight in the ongoing conflict. Furthermore, most of our products manufactured in Ukraine are shipped across the border from Ukraine to the Czech Republic for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, or if our customers decide to stop ordering from us or shift orders to our competitors, we would experience a loss of the use of our Ukrainian facility, which could have an adverse effect on our results of operations and financial condition.
During the first quarter of 2022, we experienced shutdowns at our plant in Shanghai, China due to the COVID-19 pandemic. The COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or inconsistent customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on a number of factors beyond our control.

While backlog continues to be strong in the truck markets, all markets we operate in were impacted by supply chain constraints which caused volatility on our customers' production schedules and had a negative impact on our results. Overall, we continued to experience global supply chain disruptions and significant inflation, including longer lead-times to procure parts from China and due to port backups, labor inflation, chip shortages, steel and other raw material inflation, and freight cost increases. The impact of the pandemic and related economic recovery continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and minimize to the extent reasonably possible disruptions and delays in production due to labor shortages or customer schedules, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company’s cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We incurred expenses totaling $1.0 million during the three months ended March 31, 2022 related to this program and expect the cost to be between $4.0 million to $6.0 million for the entire program.
On October 25, 2021, the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. During the first quarter, we continued negotiations with Volvo. The Company is focused on implementing customer price increases where margin on product is not meeting profitability targets.

Consolidated Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$244,374	$245,122	$(748)	(0.3)%
Gross profit	25,383	31,121	(5,738)	(18.4)
Selling, general and administrative expenses	16,999	15,718	1,281	8.1
Other (income) expense	1,041	(656)	1,697	NM [1]
Interest expense	1,961	5,041	(3,080)	(61.1)
Provision for income taxes	1,400	2,528	(1,128)	(44.6)
Net income	3,982	8,490	(4,508)	(53.1)
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $8.3 million, or 4.7%, increase in sales to OEM;

•a $10.2 million, or 24.4%, decrease in warehouse automation sales;
•a $2.2 million, or 8.3%, decrease in aftermarket and OES sales; and
•a $3.4 million, or 1776.2%, increase in other revenues.
First quarter 2022 revenues were favorably impacted by foreign currency exchange translation of $1.1 million, which is reflected in the change in revenues above. The decrease in revenues is due to lower shipments caused by the COVID lockdowns in China, the Ukraine conflict and lower demand in the warehouse automation business. These impacts were nearly offset by price increases in all of the business segments.
Gross Profit. The $5.7 million decrease in gross profit is primarily attributable to the decrease in sales volume, partially offset by increased pricing to offset inflation. Included in gross profit is cost of revenues, which increased $5.0 million, or 2.3%, as a result of an increase in raw material and purchased component costs of $0.5 million, or 0.3%, and an increase in labor and overhead expenses of $4.5 million, or 6.5%. As a percentage of revenues, gross profit margin was 10.4% for the three months ended March 31, 2022 compared to 12.7% for the three months ended March 31, 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses increased $1.3 million compared to the three months ended March 31, 2021, primarily as a result of wages, benefits and travel returning to or increasing beyond pre-pandemic levels and legal cost increases. As a percentage of revenues, SG&A expense was 7.0% for the three months ended March 31, 2022 compared to 6.4% for the three months ended March 31, 2021.
Other Expense. Other expenses increased $1.7 million in the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 due primarily to an unfavorable change in the fair value of foreign currency forward exchange contracts in 2022 versus a favorable change in the fair value of foreign currency forward exchange contracts in 2021.
Interest Expense. Interest associated with our debt, and other expense was $2.0 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense primarily related to refinancing of the Company's long term debt in April 2021, including elimination of PIK interest.
Provision (Benefit) for Income Taxes. An income tax provision of $1.4 million and $2.5 million were recorded for the three months ended March 31, 2022 and 2021, respectively. The period over period change in income tax was primarily attributable to a $5.6 million decrease in pre-tax income versus the prior year period.

Net Income (loss). Net income was $4.0 million for the three months ended March 31, 2022 compared to $8.5 million for the three months ended March 31, 2021. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended March 31 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$140,157	$124,342	$15,815	12.7%
Gross profit	12,907	13,808	(901)	(6.5)
Selling, general & administrative expenses	6,588	6,325	263	4.2
Operating income	6,319	7,483	(1,164)	(15.6)
Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased pricing to offset material cost pass-through and new business wins offset by lower shipments caused by the COVID shutdown in China.
Gross Profit. The decrease in gross profit was primarily attributable to cost of revenues, which increased $16.7 million, or 15.1%, as a result of an increase in raw material and purchased component costs of $11.5 million, or 15.5%, and an increase in labor and overhead expenses of $5.2 million, or 14.3%.

As a percentage of revenues, gross profit margin was 9.2% for the three months ended March 31, 2022 compared to 11.1% for the three months ended March 31, 2021.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, consistent with the prior year amount on a percent of sales basis.
Warehouse Automation Segment Results
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The table below sets forth certain Warehouse Automation Segment operating data for the three months ended March 31 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$34,126	$44,372	$(10,246)	(23.1)%
Gross profit	4,991	5,440	(449)	(8.3)
Selling, general & administrative expenses	1,324	1,531	(207)	(13.5)
Operating income	3,667	3,909	(242)	(6.2)
Revenues. The decrease in Warehouse Automation Segment revenues primarily resulted from lower sales volume.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $9.8 million, or 25.2%, as a result of a decrease in raw material and purchased component costs of $8.5 million, or 27.3%, and a decrease in labor and overhead expenses of $1.3 million, or 16.8%.
As a percentage of revenues, gross profit margin was 14.6% for the three months ended March 31, 2022 compared to 12.3% for the three months ended March 31, 2021.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, consistent with the prior year amount on a percent of sales basis.

Electrical Systems Segment Results
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The table below sets forth certain Electric Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$39,876	$46,462	$(6,586)	(14.2)%
Gross profit	3,401	6,324	(2,923)	(46.2)
Selling, general & administrative expenses	1,640	1,468	172	11.7
Operating income	1,761	4,856	(3,095)	(63.7)
Revenues. The decrease in Electric Systems Segment revenues primarily resulted from lower sales volumes due to supply chain and semi-conductor chip shortages at our customer plants, and the disruption caused by the war in the Ukraine.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $3.7 million, or 9.1%, as a result of a decrease in raw material and purchased component costs of $3.3 million, or 14.1%, and a decrease in labor and overhead expenses of $0.3 million, or 2.0%.
As a percentage of revenues, gross profit margin was 8.5% for the three months ended March 31, 2022 compared to 13.6% for the three months ended March 31, 2021.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Aftermarket & Accessories Segment Results
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended March 31 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$30,215	$29,946	$269	0.9%
Gross profit	4,086	5,585	(1,499)	(26.8)
Selling, general & administrative expenses	1,465	1,422	43	3.0
Operating income	2,621	4,163	(1,542)	(37.0)
Revenues. The modest increase in Aftermarket & Accessories Segment revenues primarily resulted from sales volume and pricing to offset material cost pass-through.
Gross Profit. The decrease in gross profit is primarily attributable to cost of revenues, which increased $1.8 million, or 7.3%, as a result of an increase in raw material and purchased component costs of $0.9 million, or 5.4%, and an increase in labor and overhead expenses of $0.9 million, or 10.7%.
As a percentage of revenues, gross profit margin was 13.5% for the three months ended March 31, 2022 compared to 18.7% for the three months ended March 31, 2021 due to lagging price-cost offsets.

Selling, General and Administrative Expenses.  SG&A expenses were flat year over year and consistent with the prior year amount on a percent of sales basis.

Liquidity and Capital Resources
As of March 31, 2022, the Company had $80.2 million of outstanding borrowings on its revolving credit facility, $38.2 million of cash and $43.6 million of availability from the revolving credit facility, resulting in total liquidity of $81.8 million.
Our primary sources of liquidity as of March 31, 2022 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of March 31, 2022, cash of $38.1 million was held by foreign subsidiaries. The Company had a $0.3 million deferred tax liability as of March 31, 2022 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

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

Sources and Uses of Cash

	March 31, 2022	March 31, 2021
	(In thousands)
Net cash provided by (used in) operating activities	$(21,398)	$(15,371)
Net cash used in investing activities	(3,590)	(1,709)
Net cash provided by financing activities	28,406	5,474
Effect of currency exchange rate changes on cash	(168)	(761)
Net increase (decrease) in cash	$3,250	$(12,367)
Operating activities. For the three months ended March 31, 2022, net cash used in operating activities was $21.4 million compared to $15.4 million for the three months ended March 31, 2021. Net cash used in operating activities is primarily attributable to the increase in working capital for the three months ended March 31, 2022.
Investing activities. For the three months ended March 31, 2022, net cash used in investing activities was mainly due to capital expenditures and was $3.6 million compared to $1.7 million for the three months ended March 31, 2021. In 2022, we expect capital expenditures to be in the range of $20 million to $25 million.
Financing activities. For the three months ended March 31, 2022, net cash provided by financing activities was $28.4 million compared to $5.5 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 is attributable to borrowings under the revolving credit facility to fund the working capital increase.
Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2021 Form 10-K.
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. At March 31, 2022, there have been no material changes to our critical accounting estimates from those disclosed in our 2021 Form 10-K.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K. As of March 31, 2022, there have been no material changes in our exposure to market risk from those disclosed in our 2021 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended March 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, the risk factors discussed in "Risk Factors" and other risks discussed in our 2021 Form 10-K and our filings with the SEC since December 31, 2021. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable.

ITEM 6    Exhibits

10.1*	Harold Bevis' Storage Fee Agreement Dated February 3, 2022
31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.
31.2	302 Certification by Christopher H. Bohnert, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 4, 2022	By	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2022	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)