Form 10-Q
period 2022-06-30
Commercial Vehicle Group, Inc.
filed 2022-08-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 4, 2022 was 33,405,217 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands, except per share amounts)
Revenues	$250,849	$257,941	$495,223	$503,063
Cost of revenues	228,970	223,573	447,961	437,574
Gross profit	21,879	34,368	47,262	65,489
Selling, general and administrative expenses	15,652	18,039	32,651	33,757
Operating income	6,227	16,329	14,611	31,732
Other (income) expense	(167)	(285)	874	(941)
Interest expense	2,118	2,818	4,079	7,859
Loss on extinguishment of debt	921	7,155	921	7,155
Income before provision for income taxes	3,355	6,641	8,737	17,659
Provision for income taxes	870	1,546	2,270	4,074
Net income	$2,485	$5,095	$6,467	$13,585
Earnings per Common Share:
Basic	$0.08	$0.16	$0.20	$0.43
Diluted	$0.08	$0.16	$0.20	$0.42
Weighted average shares outstanding:
Basic	32,237	31,458	32,152	31,361
Diluted	33,039	32,674	33,009	32,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands)
Net income	$2,485	$5,095	$6,467	$13,585
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(5,523)	1,488	(5,196)	(584)
Minimum pension liability, net of tax	1,476	387	1,447	673
Derivative instrument, net of tax	(641)	(77)	2,173	(503)
Other comprehensive income (loss)	(4,688)	1,798	(1,576)	(414)
Comprehensive income (loss)	$(2,203)	$6,893	$4,891	$13,171
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$28,500	$34,958
Accounts receivable, net of allowances of $485 and $243, respectively	219,312	174,472
Inventories	150,025	141,045
Other current assets	19,066	20,201
Total current assets	416,903	370,676
Property, plant and equipment, net	65,275	63,126
Intangible assets, net	16,416	18,283
Deferred income taxes	24,470	24,108
Other assets, net	33,508	31,500
Total assets	$556,572	$507,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,450	$101,915
Accrued liabilities and other	58,337	50,840
Current portion of long-term debt	8,750	9,375
Total current liabilities	192,537	162,130
Long-term debt	197,157	185,581
Pension and other post-retirement benefits	7,043	9,905
Other long-term liabilities	26,381	23,424
Total liabilities	423,118	381,040
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 32,447,768 and 32,034,592 shares issued and outstanding respectively)	325	321
Treasury stock, at cost: 1,832,518 and 1,708,981 shares, respectively	(14,084)	(13,172)
Additional paid-in capital	258,384	255,566
Retained deficit	(67,157)	(73,624)
Accumulated other comprehensive loss	(44,014)	(42,438)
Total stockholders’ equity	133,454	126,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$556,572	$507,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,467	$13,585
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,006	9,308
Noncash amortization of debt financing costs	199	781
Payment in kind interest expense	—	2,254
Share-based compensation expense	2,818	3,165
Deferred income taxes	(1,454)	1,819
Non-cash loss (income) on derivative contracts	34	(424)
Loss on extinguishment of debt	921	7,155
Settlement of derivative contract	3,900	—
Change in other operating items:
Accounts receivable	(48,157)	(50,839)
Inventories	(11,802)	(37,043)
Prepaid expenses	(2,743)	(4,931)
Accounts payable	26,191	28,874
Other operating activities, net	10,113	1,484
Net cash used in operating activities	(4,507)	(24,812)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,616)	(6,944)
Proceeds from disposal/sale of property, plant and equipment	—	35
Net cash used in investing activities	(8,616)	(6,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	30,625	150,000
Repayment of term loan facility	(1,875)	—
Repayment of 2023 term loan facility principal	—	(152,654)
Borrowings under revolving credit facility	65,200	35,500
Repayment of revolving credit facility	(83,600)	—
Borrowings under ABL revolving credit facility	—	11,300
Repayment of ABL revolving credit facility	—	(11,300)
Surrender of common stock by employees	(912)	—
Debt extinguishment payments and early payment fees on debt	—	(3,031)
Debt issuance and amendment costs	(648)	(2,333)
Contingent Consideration payment	—	(5,000)
Other financing activities	(131)	(241)
Net cash provided by financing activities	8,659	22,241
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,994)	(52)
NET INCREASE (DECREASE) IN CASH	(6,458)	(9,532)

CASH:
Beginning of period	34,958	50,503
End of period	$28,500	$40,971
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Share-based compensation expense	132,034	2	—	965	—	—	967
Total comprehensive income (loss)	—	—	—	—	8,490	(2,212)	6,278
Balance - March 31, 2021	31,381,845	$315	$(11,893)	$250,277	$(88,866)	$(47,218)	$102,615
Share-based compensation expense	187,904	1	(73)	2,201	—	—	2,129
Total comprehensive income	—	—	—	—	5,095	1,798	6,893
Balance - June 30, 2021	31,569,749	$316	$(11,966)	$252,478	$(83,771)	$(45,420)	$111,637

Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Share-based compensation expense	122,618	1	(464)	1,117	—	—	654
Total comprehensive income	—	—	—	—	3,982	3,112	7,094
Balance - March 31, 2022	32,157,210	$322	$(13,636)	$256,683	$(69,642)	$(39,326)	$134,401
Share-based compensation expense	290,558	3	(448)	1,701	—	—	1,256
Total comprehensive income (loss)	—	—	—	—	2,485	(4,688)	(2,203)
Balance - June 30, 2022	32,447,768	$325	$(14,084)	$258,384	$(67,157)	$(44,014)	$133,454
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $219.3 million as of June 30, 2022 and $174.5 million as of December 31, 2021. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended June 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$65,304	$—	$—	$20,884	$86,188
Electrical wire harnesses, panels and assemblies	—	5,397	47,345	1,813	54,555
Trim	47,469	—	—	—	47,469
Warehouse Automation	—	23,150	—	—	23,150
Cab structures	28,787	—	—	—	28,787
Mirrors, wipers and controls	1,225	—	—	9,475	10,700
Total	$142,785	$28,547	$47,345	$32,172	$250,849

	Three Months Ended June 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$68,958	$—	$—	$13,517	$82,475
Electrical wire harnesses, panels and assemblies	614	2,784	43,842	2,937	50,177
Trim	39,466	—	—	749	40,215
Warehouse Automation	—	51,540	—	—	51,540
Cab structures	19,454	—	—	2,234	21,688
Mirrors, wipers and controls	1,738	—	353	9,755	11,846
Total	$130,230	$54,324	$44,195	$29,192	$257,941

	Six Months Ended June 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$135,112	$—	$—	$36,671	$171,783
Electrical wire harnesses, panels and assemblies	—	7,193	87,222	5,135	99,550
Trim	92,227	—	—	1,296	93,523
Warehouse Automation	—	55,480	—	—	55,480
Cab structures	54,377	—	—	—	54,377
Mirrors, wipers and controls	1,225	—	—	19,285	20,510
Total	$282,941	$62,673	$87,222	$62,387	$495,223

	Six Months Ended June 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$136,459	$—	$—	$27,594	$164,053
Electrical wire harnesses, panels and assemblies	1,309	6,035	89,970	6,409	103,723
Trim	76,223	—	—	1,309	77,532
Warehouse Automation	—	92,661	—	—	92,661
Cab structures	37,367	—	—	4,981	42,348
Mirrors, wipers and controls	3,214	—	687	18,845	22,746
Total	$254,572	$98,696	$90,657	$59,138	$503,063
4. Debt
Debt consisted of the following:

	June 30, 2022	December 31, 2021
Term loan facility	$175,000	$146,250
Revolving credit facility	31,000	49,400
Unamortized issuance costs and discount	(93)	(694)
	$205,907	$194,956
Less: current portion	(8,750)	(9,375)
Total long-term debt, net of current portion	$197,157	$185,581
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
On May 12, 2022, the Company and certain of its subsidiaries entered into a second amendment (the “Amendment”) to its Credit Agreement pursuant to which the Lenders upsized the existing term loan facility to $175 million in aggregate principal amount and increased the revolving credit facility commitments by $25 million to an aggregate of $150 million in revolving credit facility commitments. The Revolving Credit Facility includes a $10 million swing line sublimit and a $10 million letter of credit sublimit. The Amended Credit Agreement provides for an incremental term facility agreement and/or an increase of the Revolving Credit Facility (together, the “Incremental Facilities”), in a maximum aggregate amount of (a) up to the date of receipt of financial statements for the fiscal quarter ending June 30, 2022, $75 million, and (b) thereafter, (i) $75 million less the aggregate principal amount of Incremental Facilities incurred before such date, plus (ii) an unlimited amount if the pro forma consolidated total leverage ratio (assuming the Incremental Facilities are fully drawn) is less than 2.50:1.0. Further, separate from the Company’s annual $35 million capital spending cap, a one-time $45 million capital project basket was included in the amendment. All other key provisions, including the $75 million accordion, acquisition holiday, and other baskets remain unchanged. The Credit Facilities mature on May 12, 2027 (the “Maturity Date”).
The Amendment resulted in a loss on extinguishment of debt of $0.9 million, including $0.6 million non-cash write off relating to deferred financing costs and unamortized discount of the Term Loan Facility and $0.3 million of other fees associated with the amended debt, recorded in our Consolidated Statements of Operations for the six months ended June 30, 2022.
The proceeds of the Credit Facilities will be used, together with cash on hand of the Company, to (a) pay transaction costs, fees and expenses incurred in connection therewith and in connection with the Amended Credit Agreement and (b) for working capital and other lawful corporate purposes of the Company and its subsidiaries.
At June 30, 2022, we had $31.0 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $117.8 million. The unamortized deferred financing fees associated with the Revolving Credit Facility of $1.4 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2021, we had $49.4 million of borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.4 million.
Interest rates and fees
Amounts outstanding under the Credit Facilities and the commitment fee payable in connection with the Credit Facilities accrue interest at a per annum rate equal to (at the Company’s option) the base rate or the Term Secured Overnight Financing Rate ("SOFR"), including a credit spread adjustment, plus a rate which will vary according to the Consolidated Total Leverage Ratio as set forth in the most recent compliance certificate received by the Administrative Agent, as set out in the following table:

Pricing Tier	Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
I	> 3.50 to 1.00	0.35%	2.75%	2.75%	1.75%
II	< 3.50 to 1.00 but > 2.75 to 1.00	0.30%	2.50%	2.50%	1.50%
III	< 2.75 to 1.00 but > 2.00 to 1.00	0.25%	2.25%	2.25%	1.25%
IV	< 2.00 to 1.00 but > 1.50 to 1.00	0.20%	2.00%	2.00%	1.00%
V	< 1.50 to 1.00	0.15%	1.75%	1.75%	0.75%
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
Covenants and other terms
The Credit Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; make acquisitions; and other matters customarily included in senior secured loan agreements.
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

The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which will be subject to step-downs to 3.50:1.0 at the end of the fiscal quarter ending March 31, 2023; to 3.25:1.0 at the end of the fiscal quarter ending June 30, 2023; and to 3.00:1.0 for each fiscal quarter on and after the fiscal quarter ending September 30, 2023).
We were in compliance with the covenants as of June 30, 2022.
Repayment and prepayment
The Credit Agreement requires the Company to make quarterly amortization payments to the Term Loan Facility at an annualized rate of the loans under the Term Loan Facility for every year as follows: 5.0%, 7.5%, 10.0%, 12.5% and 15%. The Credit Agreement also requires all outstanding amounts under the Credit Facilities to be repaid in full on the Maturity Date.
The Credit Agreement requires mandatory prepayments from the receipt of proceeds of dispositions or debt issuance, subject to certain exceptions and ability to re-invest and use proceeds towards acquisitions permitted by the Credit Agreement.
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
The discharge resulted in a loss on extinguishment of debt of $7.2 million, including $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million, and $0.5 million of other fees associated with the new debt, recorded in our Consolidated Statements of Operations for the six months ended June 30, 2021.
Cash Paid for Interest
For the six months ended June 30, 2022 and 2021, cash payments for interest were $3.5 million and $5.4 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		June 30, 2022			December 31, 2021
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,509	$(5,202)	$6,307	$11,573	$(5,043)	$6,530
Customer relationships	15 years	14,430	(8,791)	5,639	14,770	(8,499)	6,271
Technical know-how	5 years	9,790	(5,466)	4,324	9,790	(4,487)	5,303
Covenant not to compete	5 years	330	(184)	146	330	(151)	179
		$36,059	$(19,643)	$16,416	$36,463	$(18,180)	$18,283

The aggregate intangible asset amortization expense was $0.9 million for the three months ended June 30, 2022 and 2021. The aggregate intangible asset amortization expense was $1.7 million for the six months ended June 30, 2022 and 2021.

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
Our financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, pension assets and liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts which are recorded in the Condensed Consolidated Balance Sheets at fair value. The hedge contracts for transactions denominated in Mexican Pesos are designated as cash flow hedge instruments and gains and losses as a result of the changes in fair value of the hedge contract are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of June 30, 2022, the hedge contracts for transactions denominated in Ukrainian Hryvnia and Czech Crown were not designated as hedging instruments; therefore, they are marked-to-market and the fair value of the agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense. Settlements of hedge transactions are recognized in cost of revenues in the Condensed Consolidated Statements of Operations in the period they are settled.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covers 50% of outstanding debt under the Term Loan Facility. Any changes in fair value are included in earnings or deferred through Accumulated other comprehensive loss, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations.

During the second quarter ended June 30, 2022, the Company entered into transactions to cash settle existing interest rate swaps and received proceeds of $3.9 million. The gain on the swap settlement has been recorded in Other comprehensive income (loss) and will be recognized over the life of the settled swaps. Following the settlement of the existing interest rate swaps, we entered into a new interest rate swap agreement to align with the SOFR rate and maturity date of the Credit Agreement.
Contingent Consideration. As a result of the acquisition of First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. As of June 30, 2022, the remaining undiscounted Contingent Consideration payment is estimated at $4.8 million and the fair value is $4.6 million, which is presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other. A payment of $5.0 million was made during the second quarter of 2021 based on achievement of the second EBITDA threshold.
The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis are categorized as follows:

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$1,650	$—	$1,650	$—	$1,375	$—	$1,375	$—
Interest rate swap agreement	$278	$—	$278	$—	$241	$—	$241	$—
Liabilities:
Foreign exchange contract	$1	$—	$1	$—	$—	$—	$—	$—
Interest rate swap agreement	$1,694	$—	$1,694	$—	$498	$—	$498	$—
Contingent consideration	$4,647	$—	$—	$4,647	$4,409	$—	$—	$4,409

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent consideration liability balance at December 31, 2021	$4,409
Change in fair value	238
Contingent consideration liability balance at June 30, 2022	$4,647
The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2022		December 31, 2021
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$24,743	$21,520	$49,601	$48,712

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		June 30, 2022	December 31, 2021
Foreign exchange contracts	Other current assets	$1,650	$1,375
Interest rate swap agreement	Accrued liabilities and other	$—	$241

	Derivative Liability
	Balance Sheet Location	Fair Value
		June 30, 2022	December 31, 2021
Foreign exchange contracts	Accrued liabilities and other	$1	$—
Interest rate swap agreement	Other long-term liabilities	$1,133	$—
Interest rate swap agreement	Accrued liabilities and other	$283	$498

	Derivative Equity
	Balance Sheet Location	Fair Value
		June 30, 2022	December 31, 2021
Derivative instruments	Accumulated other comprehensive (loss) income	$2,930	$757
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts	Cost of revenues	$844	$(540)	$1,300	$(847)
Interest rate swap agreements	Interest and other expense	$(84)	$4	$(277)	$6
Foreign exchange contracts	Other (income) expense	$637	$(41)	$(34)	$(223)
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$174,907	$164,188	$145,556	$142,265
Revolving credit facility [1]	$31,000	$31,000	$49,400	$49,400
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $8.8 million and long-term debt of $197.2 million as of June 30, 2022 and current portion of long-term debt of $9.4 million and long-term debt of $185.6 million as of December 31, 2021.

7. Leases
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,550	$2,474	$5,128	$4,974
Finance lease cost	71	93	147	193
Short-term lease cost	913	1,602	2,438	2,972
Total lease expense	$3,534	$4,169	$7,713	$8,139

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Operating Leases
Right-of-use assets, net	Other assets, net	$28,269	$26,116

Current liabilities	Accrued liabilities and other	7,480	9,048
Non-current liabilities	Other long-term liabilities	21,409	18,519
Total operating lease liabilities		$28,889	$27,567

Finance Leases
Right-of-use assets, net	Other assets, net	$321	$468

Current liabilities	Accrued liabilities and other	136	194
Non-current liabilities	Other long-term liabilities	199	272
Total finance lease liabilities		$335	$466

For the six months ended June 30, 2022 and 2021, cash payments on operating leases were $5.0 million and $5.8 million, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2022	$5,019	$75	$5,094
2023	8,444	136	8,580
2024	4,648	89	4,737
2025	4,830	49	4,879
2026	4,218	2	4,220
Thereafter	10,854	—	10,854
Total lease payments	$38,013	$351	$38,364
Less: Imputed interest	(9,124)	(16)	(9,140)
Present value of lease liabilities	$28,889	$335	$29,224
8. Income Taxes
For the three and six months ended June 30, 2022, we recorded a $0.9 million and $2.3 million tax provision, respectively, or 26% effective tax rate for each period, compared to a $1.5 million and $4.1 million tax provision for the three and six months ended June 30, 2021, respectively, or 23% effective tax rate for each period. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in

2022 could be different from the forecasted amount used to estimate the income tax expense for the three and six months ended June 30, 2022.
For the six months ended June 30, 2022 and 2021, cash paid for taxes, net of refunds received, were $3.1 million and $1.7 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Interest cost	$193	$206	$200	$162
Expected return on plan assets	(208)	(553)	(258)	(254)
Amortization of prior service cost	2	2	13	14
Recognized actuarial loss	81	66	153	243
Net (benefit) cost	$68	$(279)	$108	$165

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Six months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest cost	$388	$414	$415	$323
Expected return on plan assets	(415)	(1,106)	(533)	(504)
Amortization of prior service cost	4	4	26	28
Recognized actuarial loss	165	140	317	482
Net (benefit) cost	$142	$(548)	$225	$329

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
Restricted Cash Awards – Restricted cash is a grant that is earned and payable in cash based upon the Company’s relative total shareholder return in terms of ranking as compared to the peer group and Return on Invested Capital ("ROIC") component established by the Compensation Committee of the Board of Directors.
Performance Stock Awards Settled in Cash – Performance-based stock award is a grant that is earned and payable in cash. The total amount payable as of the award's vesting date is determined based upon the number of shares allocated to a participant, the Company’s relative total shareholder return in terms of ranking which can fluctuate as compared to the peer group over the performance period, ROIC performance, and the share price of the Company's stock.
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
ROIC is defined as adjusted net income plus interest expense (net of tax), divided by total assets less current liabilities plus current debt. A five-point average is used to calculate the asset denominator.
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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2021	$1,234
New grants	2,101
Forfeitures	(86)
Adjustments	(1,595)
Payments	(300)
Adjusted Award Value at June 30, 2022	$1,354
Unrecognized compensation expense was $2.4 million and $2.8 million as of June 30, 2022 and 2021, respectively.
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
Performance Stock Awards Settled in Stock – Performance-based stock awards have similar restrictions as restricted stock. They vest over the specified period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the vesting period if the Company meets the performance targets set at the time the award was granted. Performance targets are based on relative total shareholder return in terms of ranking as compared to the peer group over the performance period and ROIC performance.
As of June 30, 2022, there was approximately $6.4 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of June 30, 2022 and changes during the six months ended June 30, 2022, are presented below:

	2022
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2021	783	$5.68
Granted	580	7.85
Vested	(537)	3.77
Forfeited	(6)	7.61
Nonvested - June 30, 2022	820	$7.18
As of June 30, 2022, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.

12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 32,447,768 and 32,034,592 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share. No preferred shares were outstanding as of June 30, 2022 and December 31, 2021.
Earnings Per Share - Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share presented is determined by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period as determined by the treasury stock method. Potential common shares are included in the diluted earnings per share calculation when dilutive.
Diluted earnings per share for the three and six months ended June 30, 2022 and 2021 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,485	$5,095	$6,467	$13,585
Weighted average number of common shares outstanding (in '000s)	32,237	31,458	32,152	31,361
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	802	1,216	857	1,293
Dilutive shares outstanding	33,039	32,674	33,009	32,654
Basic earnings per share	$0.08	$0.16	$0.20	$0.43
Diluted earnings per share	$0.08	$0.16	$0.20	$0.42

There were 19 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2022 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2021. There were 21 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2022 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2021.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	(5,196)	—	—	(5,196)
Derivative instruments	—	—	2,173	2,173
Amortization of actuarial gain	—	1,447	—	1,447
Balance - June 30, 2022	$(25,641)	$(21,303)	$2,930	$(44,014)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	(584)	—	—	(584)
Derivative instruments	—	—	(503)	(503)
Amortization of actuarial gain	—	673	—	673
Balance - June 30, 2021	$(19,608)	$(26,750)	$938	$(45,420)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	(5,523)	—	(5,523)	(5,196)	—	(5,196)
Amortization of actuarial gain	$1,384	$92	$1,476	$1,385	$62	$1,447
Derivative instruments	(786)	145	(641)	2,966	(793)	2,173
Total other comprehensive income (loss)	$(4,925)	$237	$(4,688)	$(845)	$(731)	$(1,576)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	1,488	—	1,488	(584)	—	(584)
Amortization of actuarial gain (loss)	$654	$(267)	$387	$1,053	$(380)	$673
Derivative instruments	(100)	23	(77)	(656)	153	(503)
Total other comprehensive income (loss)	$2,042	$(244)	$1,798	$(187)	$(227)	$(414)

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

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company's cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We expect the restructuring cost to be between $4.6 million to $6.0 million for the entire program.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
December 31, 2021	$230	$417	$—	$—	$(161)	$486
New charges	204	350	—	435	—	989
Payments and other adjustments	(309)	(770)	—	(435)	422	(1,092)
March 31, 2022	$125	$(3)	$—	$—	$261	$383
New charges	—	314	571	560	306	1,751
Payments and other adjustments	(91)	(311)	(571)	(560)	(444)	(1,977)
June 30, 2022	$34	$—	$—	$—	$123	$157

	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
December 31, 2020	$349	$—	$—	$40	$290	$679
Payments and other adjustments	(186)	—	—	(40)	(36)	(262)
March 31, 2021	$163	$—	$—	$—	$254	$417
Payments and other adjustments	(67)	—	—	—	(171)	(238)
June 30, 2021	$96	$—	$—	$—	$83	$179
Of the $1.8 million costs incurred in the three months ended June 30, 2022, $0.6 million primarily related to headcount reductions and $1.2 million related to facility exit and other costs. Of the $1.8 million costs incurred, $1.5 million was recorded in cost of revenues and $0.3 million was recorded in selling, general and administrative expenses.
Of the $2.7 million costs incurred in the six months ended June 30, 2022, $0.7 million primarily related to headcount reductions and $2.0 million related to facility exit and other costs. Of the $2.7 million costs incurred, $2.3 million was recorded in cost of revenues and $0.4 million was recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2022, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2022 and 2021, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended June 30, 2022 and 2021, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following presents a summary of the warranty provision for the six months ended June 30, 2022:

Balance - December 31, 2021	$1,490
Provision for warranty claims	158
Deduction for payments made and other adjustments	(473)
Balance - June 30, 2022	$1,175

Debt Payments - As disclosed in Note 4, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years:

	Term loan facility	Revolving credit facility	Total
Remainder of 2022	$4,375	$—	$4,375
2023	$10,938	$—	$10,938
2024	$15,313	$—	$15,313
2025	$19,688	$—	$19,688
2026	$24,063	$—	$24,063
Thereafter	$100,623	$31,000	$131,623

16. Segment Reporting
In the quarter ended December 31, 2021, we completed a strategic reorganization of our operations into four segments, Vehicle Solutions, Warehouse Automation, Electrical Systems and Aftermarket & Accessories. The reorganization has allowed allow the Company to better focus on growth opportunities, capital allocation and enhancing shareholder value. As a result of the strategic reorganization, the prior period amounts have been reclassified to conform to the new organization structure.
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

The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended June 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$142,785	$28,547	$47,345	$32,172	$—	$250,849
Gross profit	8,912	2,855	7,245	2,867	—	21,879
Selling, general & administrative expenses	7,403	1,547	1,303	1,735	3,664	15,652
Operating income (loss)	$1,509	$1,308	$5,942	$1,132	$(3,664)	$6,227

	Three Months Ended June 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$130,230	$54,324	$44,195	$29,192	$—	$257,941
Gross profit	14,963	9,686	4,588	5,135	(4)	34,368
Selling, general & administrative expenses	6,721	1,206	1,459	1,449	7,204	18,039
Operating income (loss)	$8,242	$8,480	$3,129	$3,686	$(7,208)	$16,329

	Six Months Ended June 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$282,941	$62,673	$87,222	$62,387	$—	$495,223
Gross profit	21,817	7,846	10,647	6,952	—	47,262
Selling, general & administrative expenses	13,990	2,871	2,942	3,199	9,649	32,651
Operating income (loss)	$7,827	$4,975	$7,705	$3,753	$(9,649)	$14,611

	Six Months Ended June 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$254,572	$98,696	$90,657	$59,138	$—	$503,063
Gross profit	28,771	15,126	10,912	10,720	(40)	65,489
Selling, general & administrative expenses	13,046	2,738	2,927	2,871	12,175	33,757
Operating income (loss)	$15,725	$12,388	$7,985	$7,849	$(12,215)	$31,732

17. Other Financial Information
Items reported in inventories consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$116,572	$107,505
Work in process	19,490	21,671
Finished goods	13,963	11,869
Inventories	$150,025	$141,045

Items reported in property, plant, and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Land and buildings	$32,215	$32,012
Machinery and equipment	201,100	194,828
Construction in progress	8,911	8,822
Property, plant, and equipment, gross	242,226	235,662
Less accumulated depreciation	(176,951)	(172,536)
Property, plant and equipment, net	$65,275	$63,126
Items reported in accrued expenses and other liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Compensation and benefits	$17,040	$16,677
Taxes payable	9,053	6,391
Operating lease liabilities	7,480	9,048
Accrued freight	5,677	5,628
Contingent Consideration	4,647	4,409
Deferred tooling revenue	4,071	851
Other	10,369	7,836
Accrued liabilities and other	$58,337	$50,840

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

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
Key Developments
On May 12, 2022 the Company entered into an amendment to increase its existing senior secured credit facilities to $325 million from $275 million consisting of a $175 million Term Loan A (the “Term Loan A”) and a $150 million Revolving Credit Facility (the “Revolver” and together with the Term Loan A the “Senior Secured Credit Facilities”). The amendment provides the Company with additional capital flexibility to execute upon its transformation and growth initiatives. As part of the amended terms of the agreement, the maturity date of the Senior Secured Credit Facilities has been extended by twelve months to May 12, 2027, the interest rate decreased by 50 bps at various leverage ratios based on SOFR, and pro-forma leverage increased from 3.25x to 3.75x until December 31, 2022 with a quarterly step down of 25 bps to 3.00x leverage by September 30, 2023 and remain at this level thereafter. Further, separate from the Company’s annual $35 million capital spending cap, a one-time $45 million capital project basket was included in the amendment. All other key provisions, including the $75 million accordion, acquisition holiday, and other baskets remain unchanged.

In the first quarter of 2022, Russian military forces invaded Ukraine. We have approximately 1,200 employees in the Ukraine located in our facility near L'viv. While the facility was temporarily shut-down, we have resumed operations in L'viv and also set up additional capacity in the Czech Republic. During both the six months ended June 30, 2022 and the twelve months ended December 31, 2021, our Ukraine facility represented approximately 1% of the Company's long-lived assets.

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
During the six months ended June 30, 2022, we experienced shutdowns at our plant in Shanghai, China due to the COVID-19 pandemic. The COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or inconsistent customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on a number of factors beyond our control.

While backlog continues to be strong in the truck markets, all markets we operate in were impacted by supply chain constraints which caused volatility on our customers' production schedules and had a negative impact on our results. Overall, we continued to experience global supply chain disruptions and significant inflation, including longer lead-times to procure parts from China and due to port backups, labor inflation, chip shortages, steel and other raw material inflation, and freight cost increases. The impact of the pandemic, the related economic recovery and global inflationary pressures continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and minimize to the extent reasonably possible disruptions and delays in production due to labor shortages or customer schedules, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company’s cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments. We incurred expenses totaling $1.8 million and $2.7 million during the three and six months ended June 30, 2022 and none in 2021, related to this program and expect the cost to be between $4.6 million to $6.0 million for the entire program.
On October 25, 2021, the Company provided notice to the Volvo Group (“Volvo”) of the Company’s intention to terminate its agreement with Volvo, with such termination to become effective twelve months from the date of notice, absent the parties reaching mutually agreeable terms upon which to continue their relationship. We completed the renegotiation of our agreement with Volvo during the second quarter ended June 30, 2022 and will continue the relationship based on the mutually agreed upon terms.

Consolidated Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$250,849	$257,941	$(7,092)	(2.7)%
Gross profit	21,879	34,368	(12,489)	(36.3)%
Selling, general and administrative expenses	15,652	18,039	(2,387)	(13.2)%
Interest expense	2,118	2,818	(700)	(24.8)%
Loss on extinguishment of debt	921	7,155	(6,234)	(87.1)%
Provision for income taxes	870	1,546	(676)	(43.7)%
Net income	2,485	5,095	(2,610)	(51.2)%
Revenues. The decrease in consolidated revenues resulted from:

•a $6.1 million, or 3.5%, increase in OEM;
•a $25.8 million, or 47.5%, decrease in warehouse automation revenues;
•a $14.7 million, or 57.6%, increase in aftermarket and OES revenues; and
•a $2.1 million, or 92.2% decrease in other revenues.
Second quarter 2022 revenues were unfavorably impacted by foreign currency exchange translation of $4.8 million, which is reflected in the change in revenues above. The decrease in revenues is primarily driven by volume decrease in Warehouse Automation, offset by increased pricing to offset material cost increases across all other segments.
Gross Profit. The $12.5 million decrease in gross profit is primarily attributable to cost of revenues, which increased $5.4 million, or 2.4%, as a result of an increase in raw material and purchased component costs of $1.3 million, or 0.9%, and an increase in labor and overhead expenses of $4.1 million, or 5.5%. As a percentage of revenues, gross profit margin was 8.7% for the three months ended June 30, 2022 compared to 13.3% for the three months ended June 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The three months ended June 30, 2021 results include charges of $1.5 million associated with the restructuring program.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as Contingent Consideration, marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses decreased $2.4 million compared to the three months ended June 30, 2021, primarily due to lower incentive compensation and health care expense. As a percentage of revenues, SG&A expense was 6.2% for the three months ended June 30, 2022 compared to 7.0% for the three months ended June 30, 2021.
Interest Expense. Interest associated with our debt was $2.1 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in interest expense primarily related to lower rates resulting from the April 2021 and May 2022 debt refinancing and amendment, partially offset by a higher average debt balance during the respective comparative periods.
Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other fees associated with the new debt. During the three months ended June 30, 2021 the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million and $0.5 million of other fees associated with the new debt.
Provision (Benefit) for Income Taxes. An income tax provision of $0.9 million and $1.5 million were recorded for the three months ended June 30, 2022 and 2021, respectively. The period over period change in income tax was primarily attributable to a $3.3 million decrease in pre-tax income versus the prior year period.

Net Income (loss). Net income was $2.5 million for the three months ended June 30, 2022 compared to $5.1 million for the three months ended June 30, 2021. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended June 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$142,785	$130,230	$12,555	9.6%
Gross profit	8,912	14,963	(6,051)	(40.4)%
Selling, general & administrative expenses	7,403	6,721	682	10.1%
Operating income	1,509	8,242	(6,733)	(81.7)%
Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased pricing to offset material cost pass-through offset by lower shipments caused by the COVID shutdown in China.
Gross Profit. The decrease in gross profit was primarily attributable to cost of revenues, which increased $18.6 million, or 16.1%, as a result of an increase in raw material and purchased component costs of $15.2 million, or 20.1%, and an increase in labor and overhead expenses of $3.4 million, or 8.6%.
As a percentage of revenues, gross profit margin was 6.2% for the three months ended June 30, 2022 compared to 11.5% for the three months ended June 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, consistent with the prior year amount on a percent of sales basis.
Warehouse Automation Segment Results
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The table below sets forth certain Warehouse Automation Segment operating data for the three months ended June 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$28,547	$54,324	$(25,777)	(47.5)%
Gross profit	2,855	9,686	(6,831)	(70.5)%
Selling, general & administrative expenses	1,547	1,206	341	28.3%
Operating income	1,308	8,480	(7,172)	(84.6)%
Revenues. The decrease in Warehouse Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $18.9 million, or 42.4%, as a result of a decrease in raw material and purchased component costs of $15.5 million, or 43.1%, and a decrease in labor and overhead expenses of $3.4 million, or 39.6%.
As a percentage of revenues, gross profit margin was 10.0% for the three months ended June 30, 2022 compared to 17.8% for the three months ended June 30, 2021. The three months ended June 30, 2021 results include charges of $0.3 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Electrical Systems Segment Results
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The table below sets forth certain Electric Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$47,345	$44,195	$3,150	7.1%
Gross profit	7,245	4,588	2,657	57.9
Selling, general & administrative expenses	1,303	1,459	(156)	(10.7)
Operating income	5,942	3,129	2,813	89.9
Revenues. The increase in Electric Systems Segment revenues primarily resulted from increased pricing to offset material cost pass-through and operational improvements.
Gross Profit. The increase in gross profit is primarily attributable to cost of revenues, which increased $0.5 million, or 1.2%, as a result of a decrease in raw material and purchased component costs of $1.1 million, or 4.9%, and an increase in labor and overhead expenses of $1.6 million, or 9.2%.
As a percentage of revenues, gross profit margin was 15.3% for the three months ended June 30, 2022 compared to 10.4% for the three months ended June 30, 2021. The increase in gross profit margin is primarily due to improved pricing. The three months ended June 30, 2021 results include charges of $0.6 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Aftermarket & Accessories Segment Results
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended June 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$32,172	$29,192	$2,980	10.2%
Gross profit	2,867	5,135	(2,268)	(44.2)
Selling, general & administrative expenses	1,735	1,449	286	19.7
Operating income	1,132	3,686	(2,554)	(69.3)
Revenues. The increase in Aftermarket & Accessories Segment revenues primarily resulted from increased pricing to offset material cost pass-through.
Gross Profit. The decrease in gross profit is primarily attributable to cost of revenues, which increased $5.2 million, or 21.8%, as a result of an increase in raw material and purchased component costs of $2.7 million, or 17.6%, and an increase in labor and overhead expenses of $2.5 million, or 29.4%.
As a percentage of revenues, gross profit margin was 8.9% for the three months ended June 30, 2022 compared to 17.6% for the three months ended June 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The three months ended June 30, 2021 results include charges of $0.6 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Consolidated Results of Operations

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The table below sets forth certain consolidated operating data for the six months ended June 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$495,223	$503,063	$(7,840)	(1.6)%
Gross profit	47,262	65,489	(18,227)	(27.8)%
Selling, general and administrative expenses	32,651	33,757	(1,106)	(3.3)%
Other (income) expense	874	(941)	1,815	NM [1]
Interest expense	4,079	7,859	(3,780)	(48.1)%
Loss on extinguishment of debt	921	7,155	(6,234)	(87.1)%
Provision for income taxes	2,270	4,074	(1,804)	(44.3)%
Net income	6,467	13,585	(7,118)	(52.4)%
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $14.3 million, or 4.1%, increase in OEM;
•a $36.0 million, or 36.5%, decrease in warehouse automation revenues;
•a $12.5 million, or 24.0%, increase in aftermarket and OES revenues; and
•a $1.3 million, or 61.8% increase in other revenues.
Six months ended 2022 revenues were unfavorably impacted by foreign currency exchange translation of $5.9 million, which is reflected in the change in revenues above. The decrease in revenues is primarily driven by volume decrease in Warehouse Automation, offset by increased pricing to offset material cost increases.
Gross Profit. The $18.2 million decrease in gross profit is primarily attributable to cost of revenues, which increased $10.4 million, or 2.4%, as a result of an increase in raw material and purchased component costs of $1.9 million, or 0.6%, and an increase in labor and overhead expenses of $8.5 million, or 5.9%. As a percentage of revenues, gross profit margin was 9.5% for the six months ended June 30, 2022 compared to 13.0% for the six months ended June 30, 2021. The six months ended June 30, 2022 results include charges of $2.3 million associated with the restructuring program.
Selling, General and Administrative Expenses. SG&A expenses decreased $1.1 million compared to the six months ended June 30, 2021, primarily due to lower incentive compensation and health care expense. As a percentage of revenues, SG&A expense was 6.6% for the six months ended June 30, 2022 compared to 6.7% for the six months ended June 30, 2021.
Other (Income) Expense. Other expenses increased $1.8 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due primarily to an unfavorable change in foreign currency of $0.9 million.
Interest Expense. Interest associated with our debt was $4.1 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest expense primarily related to lower rates resulting from the April 2021 and May 2022 debt refinancing and amendment, partially offset by a higher average debt balance during the respective comparative periods.
Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other fees associated with the new debt. During the six months ended June 30, 2021 the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million and $0.5 million of other fees associated with the new debt.

Provision (Benefit) for Income Taxes. An income tax provision of $2.3 million and $4.1 million were recorded for the six months ended June 30, 2022 and 2021, respectively. The period over period change in income tax was primarily attributable to the $8.9 million decrease in pre-tax income versus the prior year period.

Net Income (loss). Net income was $6.5 million for the six months ended June 30, 2022 compared to $13.6 million for the six months ended June 30, 2021. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The table below sets forth certain Vehicle Solutions Segment operating data for the six months ended June 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$282,941	$254,572	$28,369	11.1%
Gross profit	21,817	28,771	(6,954)	(24.2)%
Selling, general & administrative expenses	13,990	13,046	944	7.2%
Operating income (loss)	7,827	15,725	(7,898)	(50.2)%

Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased pricing to offset material cost pass-through and new business wins offset by lower shipments caused by the COVID shutdown in China.
Gross Profit. The decrease in gross profit was primarily attributable cost of revenues, which increased $35.3 million, or 15.6%, as a result of an increase in raw material and purchased component costs of $26.7 million, or 17.8%, and an increase in labor and overhead expenses of $8.6 million, or 11.3%.
As a percentage of revenues, gross profit margin was 7.7% for the six months ended June 30, 2022 compared to 11.3% for the six months ended June 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The six months ended June 30, 2022 results include charges of $0.1 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, consistent with the prior year amount on a percent of sales basis. The increase was primarily due to legal expenses related to a customer dispute.
Warehouse Automation Segment Results
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The table below sets forth certain Warehouse Automation Segment operating data for the six months ended June 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$62,673	$98,696	$(36,023)	(36.5)%
Gross profit	7,846	15,126	(7,280)	(48.1)%
Selling, general & administrative expenses	2,871	2,738	133	4.9%
Operating income	4,975	12,388	(7,413)	(59.8)%
Revenues. The decrease in Warehouse Automation Segment revenues resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $28.7 million, or 34.4%, as a result of a decrease in raw material and purchased component costs of $24.0 million, or 35.8%, and a decrease in labor and overhead expenses of $4.8 million, or 28.8%.

As a percentage of revenues, gross profit margin was 12.5% for the six months ended June 30, 2022 compared to 15.3% for the six months ended June 30, 2021. The six months ended June 30, 2022 results include charges of $0.7 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Electrical Systems Segment Results
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The table below sets forth certain Electric Systems Segment operating data for the six months ended June 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$87,222	$90,657	$(3,435)	(3.8)%
Gross profit	10,647	10,912	(265)	(2.4)%
Selling, general & administrative expenses	2,942	2,927	15	0.5%
Operating income	7,705	7,985	(280)	(3.5)%
Revenues. The decrease in Electrical Systems Segment revenues resulted from lower sales volumes due to supply chain and semi-conductor chip shortages at our customer plants, and the disruption caused by the war in the Ukraine. The decreases were offset by increased pricing to offset material cost pass-through and operational improvements.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $3.2 million, or 4.0%, as a result of a decrease in raw material and purchased component costs of $4.4 million, or 9.6%, and an increase in labor and overhead expenses of $1.2 million, or 3.7%.
As a percentage of revenues, gross profit margin was 12.2% for the six months ended June 30, 2022 compared to 12.0% for the six months ended June 30, 2021. The six months ended June 30, 2022 results include charges of $0.6 million associated with the restructuring program.

Selling, General and Administrative Expenses. SG&A expenses were flat year over year and consistent with the prior year amount on a percent of sales basis.
Aftermarket & Accessories Segment Results
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The table below sets forth certain Aftermarket & Accessories Segment operating data for the six months ended June 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$62,387	$59,138	$3,249	5.5%
Gross profit	6,952	10,720	(3,768)	(35.1)%
Selling, general & administrative expenses	3,199	2,871	328	11.4%
Operating income	3,753	7,849	(4,096)	(52.2)%
Revenues. The increase in Aftermarket & Accessories Segment revenues resulted from sales volume and pricing to offset material cost pass-through.
Gross Profit. The decrease in gross profit is primarily attributable to cost of revenues, which increased $7.0 million, or 14.5%, as a result of an increase in raw material and purchased component costs of $3.6 million, or 11.4%, and an increase in labor and overhead expenses of $3.4 million, or 20.1%.

As a percentage of revenues, gross profit margin was 11.1% for the six months ended June 30, 2022 compared to 18.1% for the six months ended June 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The six months ended June 30, 2022 results include charges of $1.0 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, consistent with the prior year amount on a percent of sales basis.

Liquidity and Capital Resources
As of June 30, 2022, the Company had $31.0 million of outstanding borrowings under its revolving credit facility, $28.5 million of cash and $117.8 million of availability under the revolving credit facility, resulting in total liquidity of $146.3 million.
Our primary sources of liquidity as of June 30, 2022 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of June 30, 2022, cash of $28.4 million was held by foreign subsidiaries. The Company had a $0.4 million deferred tax liability as of June 30, 2022 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

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

On May 12, 2022 the Company entered into an amendment to increase its existing senior secured credit facilities to $325 million from $275 million consisting of a $175 million Term Loan A and a $150 million Revolving Credit Facility. The amendment provides the Company with additional capital flexibility to execute upon its transformation and growth initiatives. As part of the amended terms of the agreement, the maturity date of the Senior Secured Credit Facilities has been extended by twelve months to May 12, 2027, the interest rate decreased by 50 bps at various leverage ratios based on SOFR, and pro-forma leverage increased from 3.25x to 3.75x until December 31, 2022 with a quarterly step down of 25 bps to 3.00x leverage by September 30, 2023 and remain at this level thereafter. Further, separate from the Company’s annual $35 million capital spending cap, a one-time $45 million capital project basket was included in the amendment. All other key provisions, including the $75 million accordion, acquisition holiday, and other baskets remain unchanged.

Sources and Uses of Cash

	June 30, 2022	June 30, 2021
	(In thousands)
Net cash used in operating activities	$(4,507)	$(24,812)
Net cash used in investing activities	(8,616)	(6,909)
Net cash provided by financing activities	8,659	22,241
Effect of currency exchange rate changes on cash	(1,994)	(52)
Net decrease in cash	$(6,458)	$(9,532)

Operating activities. For the six months ended June 30, 2022, net cash used in operating activities was $4.5 million compared to $24.8 million for the six months ended June 30, 2021. Net cash used in operating activities is primarily attributable to a smaller increase in working capital for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Investing activities. For the six months ended June 30, 2022, net cash used in investing activities was $8.6 million compared to $6.9 million for the six months ended June 30, 2021. In 2022, we expect capital expenditures to be in the range of $22 million to $25 million.
Financing activities. For the six months ended June 30, 2022, net cash provided by financing activities was $8.7 million compared to $22.2 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 is attributable to $30.6 million of net borrowings under the amended credit facility offset by $18.4 million net repayments of the revolving credit facility and $1.9 million repayments of the credit facility. Net cash provided by financing activities for the six months ended June 30, 2021 is attributable to $35.5 million of borrowings under the revolving credit facility offset by $8.0 million of costs attributed to debt amendment and extinguishment completed during the six months ended June 30, 2021 and a $5.0 million Contingent Consideration payment.
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
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. At June 30, 2022, there have been no material changes to our critical accounting estimates from those disclosed in our 2021 Form 10-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K. As of June 30, 2022, there have been no material changes in our exposure to market risk from those disclosed in our 2021 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the six months ended June 30, 2022 that were not registered under the Securities Act of 1933, as amended.

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

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable

ITEM 6        Exhibits

10.1
Second Amendment dated May 12, 2022 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2022).

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 4, 2022	By	/s/ Christopher H. Bohnert
Christopher H. Bohnert
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2022	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)