Form 10-Q
period 2022-09-30
Commercial Vehicle Group, Inc.
filed 2022-11-02
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 2, 2022 was 33,373,982 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands, except per share amounts)
Revenues	$251,412	$239,610	$746,635	$742,673
Cost of revenues	224,570	209,466	672,531	647,040
Gross profit	26,842	30,144	74,104	95,633
Selling, general and administrative expenses	17,304	18,772	49,955	52,529
Operating income	9,538	11,372	24,149	43,104
Other (income) expense	1,924	(186)	2,798	(1,127)
Interest expense	2,813	1,630	6,892	9,489
Loss on extinguishment of debt	—	—	921	7,155
Income before provision for income taxes	4,801	9,928	13,538	27,587
Provision for income taxes	1,250	2,417	3,520	6,491
Net income	$3,551	$7,511	$10,018	$21,096
Earnings per Common Share:
Basic	$0.11	$0.24	$0.30	$0.67
Diluted	$0.11	$0.23	$0.30	$0.64
Weighted average shares outstanding:
Basic	32,460	31,570	32,950	31,432
Diluted	32,922	32,706	33,645	32,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited) (In thousands)
Net income	$3,551	$7,511	$10,018	$21,096
Other comprehensive loss:
Foreign currency exchange translation adjustments	(4,493)	(1,225)	(9,689)	(1,809)
Minimum pension liability, net of tax	(362)	1,421	1,085	2,094
Derivative instrument, net of tax	1,838	(549)	4,011	(1,052)
Other comprehensive loss	(3,017)	(353)	(4,593)	(767)
Comprehensive income	$534	$7,158	$5,425	$20,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$38,713	$34,958
Accounts receivable, net of allowances of $343 and $243, respectively	178,340	174,472
Inventories	150,347	141,045
Other current assets	15,788	20,201
Total current assets	383,188	370,676
Property, plant and equipment, net	64,755	63,126
Intangible assets, net	15,468	18,283
Deferred income taxes	24,381	24,108
Other assets, net	33,658	31,500
Total assets	$521,450	$507,693
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$121,350	$101,915
Accrued liabilities and other	48,446	50,840
Current portion of long-term debt	9,844	9,375
Total current liabilities	179,640	162,130
Long-term debt	174,490	185,581
Pension and other post-retirement benefits	7,704	9,905
Other long-term liabilities	23,855	23,424
Total liabilities	385,689	381,040
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 32,551,341 and 32,034,592 shares issued and outstanding respectively)	326	321
Treasury stock, at cost: 1,842,407 and 1,708,981 shares, respectively	(14,138)	(13,172)
Additional paid-in capital	260,210	255,566
Retained deficit	(63,606)	(73,624)
Accumulated other comprehensive loss	(47,031)	(42,438)
Total stockholders’ equity	135,761	126,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$521,450	$507,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,018	$21,096
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,606	13,879
Noncash amortization of debt financing costs	274	895
Payment in kind interest expense	—	2,254
Share-based compensation expense	4,644	5,029
Deferred income taxes	(1,118)	2,771
Non-cash loss (income) on derivative contracts	30	(642)
Loss on extinguishment of debt	921	7,155
Settlement of derivative contract	3,900	—
Change in other operating items:
Accounts receivable	(9,193)	(41,452)
Inventories	(14,414)	(55,913)
Prepaid expenses	(1,587)	(2,452)
Accounts payable	23,544	25,225
Other operating activities, net	3,169	1,266
Net cash provided by (used in) operating activities	33,794	(20,889)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,541)	(11,441)
Proceeds from disposal/sale of property, plant and equipment	16	42
Net cash used in investing activities	(12,525)	(11,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	30,625	150,000
Repayment of term loan facility	(4,063)	(1,875)
Repayment of 2023 term loan facility principal	—	(152,654)
Borrowings under revolving credit facility	65,200	51,800
Repayment of revolving credit facility	(103,013)	(20,500)
Borrowings under ABL revolving credit facility	—	11,300
Repayment of ABL revolving credit facility	—	(11,300)
Surrender of shares to pay withholding taxes	(966)	(73)
Debt extinguishment payments and early payment fees on debt	—	(3,031)
Debt issuance and amendment costs	(648)	(2,333)
Contingent Consideration payment	—	(5,000)
Other financing activities	(166)	(261)
Net cash provided by (used in) financing activities	(13,031)	16,073
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(4,483)	(685)
NET INCREASE (DECREASE) IN CASH	3,755	(16,900)

CASH:
Beginning of period	34,958	50,503
End of period	$38,713	$33,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Share-based compensation expense	132,034	2	—	965	—	—	967
Total comprehensive income (loss)	—	—	—	—	8,490	(2,212)	6,278
Balance - March 31, 2021	31,381,845	$315	$(11,893)	$250,277	$(88,866)	$(47,218)	$102,615
Share-based compensation expense	187,904	1	(73)	2,201	—	—	2,129
Total comprehensive income	—	—	—	—	5,095	1,798	6,893
Balance - June 30, 2021	31,569,749	$316	$(11,966)	$252,478	$(83,771)	$(45,420)	$111,637
Share-based compensation expense	—	—	—	1,863	—	—	1,863
Total comprehensive income (loss)	—	—	—	—	7,511	(353)	7,158
Balance - September 30, 2021	31,569,749	$316	$(11,966)	$254,341	$(76,260)	$(45,773)	$120,658

Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Share-based compensation expense	122,618	1	(464)	1,117	—	—	654
Total comprehensive income	—	—	—	—	3,982	3,112	7,094
Balance - March 31, 2022	32,157,210	$322	$(13,636)	$256,683	$(69,642)	$(39,326)	$134,401
Share-based compensation expense	290,558	3	(448)	1,701	—	—	1,256
Total comprehensive income (loss)	—	—	—	—	2,485	(4,688)	(2,203)
Balance - June 30, 2022	32,447,768	$325	$(14,084)	$258,384	$(67,157)	$(44,014)	$133,454
Share-based compensation expense	103,573	1	(54)	1,826	—	—	1,773
Total comprehensive income	—	—	—	—	3,551	(3,017)	534
Balance - September 30, 2022	32,551,341	$326	$(14,138)	$260,210	$(63,606)	$(47,031)	$135,761
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
2. Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Also, in January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope", to clarify that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company applies the guidance to impacted transactions during the transition period. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $178.3 million as of September 30, 2022 and $174.5 million as of December 31, 2021. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended September 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$77,843	$—	$—	$20,080	$97,923
Electrical wire harnesses, panels and assemblies	45	3,416	45,608	2,744	51,813
Trim	45,980	—	—	2,623	48,603
Warehouse Automation	—	10,700	521	—	11,221
Cab structures	28,739	—	—	497	29,236
Mirrors, wipers and controls	1,417	—	—	11,199	12,616
Total	$154,024	$14,116	$46,129	$37,143	$251,412

	Three Months Ended September 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$60,813	$—	$—	$15,533	$76,346
Electrical wire harnesses, panels and assemblies	597	14,334	39,938	1,476	56,345
Trim	39,164	—	—	730	39,894
Warehouse Automation	—	37,347	—	—	37,347
Cab structures	15,863	—	—	2,780	18,643
Mirrors, wipers and controls	1,477	—	147	9,411	11,035
Total	$117,914	$51,681	$40,085	$29,930	$239,610

	Nine Months Ended September 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$212,956	$—	$—	$56,751	$269,707
Electrical wire harnesses, panels and assemblies	45	10,609	132,830	7,879	151,363
Trim	138,207	—	—	3,919	142,126
Warehouse Automation	—	66,180	520	—	66,700
Cab structures	83,116	—	—	497	83,613
Mirrors, wipers and controls	2,642	—	—	30,484	33,126
Total	$436,966	$76,789	$133,350	$99,530	$746,635

	Nine Months Ended September 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Total
Seats	$197,272	$—	$—	$43,127	$240,399
Electrical wire harnesses, panels and assemblies	1,906	20,370	129,907	7,884	160,067
Trim	115,388	—	—	2,039	117,427
Warehouse Automation	—	130,008	—	—	130,008
Cab structures	53,230	—	—	7,761	60,991
Mirrors, wipers and controls	4,691	—	835	28,255	33,781
Total	$372,487	$150,378	$130,742	$89,066	$742,673
4. Debt
Debt consisted of the following:

	September 30, 2022	December 31, 2021
Term loan facility	$172,813	$146,250
Revolving credit facility	11,588	49,400
Unamortized issuance costs and discount	(67)	(694)
	$184,334	$194,956
Less: current portion	(9,844)	(9,375)
Total long-term debt, net of current portion	$174,490	$185,581
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
The Amendment resulted in a loss on extinguishment of debt of $0.9 million, including $0.6 million non-cash write off relating to deferred financing costs and unamortized discount of the Term Loan Facility and $0.3 million of other fees associated with the Amendment, recorded in our Consolidated Statements of Operations for the nine months ended September 30, 2022.
The proceeds of the Credit Facilities will be used, together with cash on hand of the Company, to (a) pay transaction costs, fees and expenses incurred in connection therewith and in connection with the Amended Credit Agreement and (b) for working capital and other lawful corporate purposes of the Company and its subsidiaries.
At September 30, 2022, we had $11.6 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $137.2 million. The unamortized deferred financing fees associated with the Revolving Credit Facility of $1.3 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2021, we had $49.4 million of borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.4 million.
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

Pricing Tier	Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term SOFR Loans	Base Rate Loans
I	> 3.50 to 1.00	0.35%	2.75%	2.75%	1.75%
II	< 3.50 to 1.00 but > 2.75 to 1.00	0.30%	2.50%	2.50%	1.50%
III	< 2.75 to 1.00 but > 2.00 to 1.00	0.25%	2.25%	2.25%	1.25%
IV	< 2.00 to 1.00 but > 1.50 to 1.00	0.20%	2.00%	2.00%	1.00%
V	< 1.50 to 1.00	0.15%	1.75%	1.75%	0.75%
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
We were in compliance with these covenants as of September 30, 2022.
Repayment and prepayment
The Credit Agreement requires the Company to make quarterly amortization payments to the Term Loan Facility at an annualized rate of the loans under the Term Loan Facility for every year as follows: 5.0%, 7.5%, 10.0%, 12.5% and 15.0%. The Credit Agreement also requires all outstanding amounts under the Credit Facilities to be repaid in full on the Maturity Date.
The Credit Agreement requires mandatory prepayments from the receipt of proceeds of dispositions or debt issuance, subject to certain exceptions and the Company's ability to re-invest and use proceeds towards acquisitions permitted by the Credit Agreement.
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
Termination of TLS Agreement and Third ARLS Agreement
Effective on April 30, 2021, the Company issued a notice of redemption in respect of its 2023 Term Loan Facility and the ABL Revolving Credit Facility and deposited with the Bank of America, N.A., as Administrative Agent under the TLS Agreement and the Third ARLS Agreement proceeds from the Credit Facilities, together with cash on hand in an amount sufficient to discharge the Company’s obligations under the TLS Agreement and the Third ARLS Agreement and respective related agreements. All amounts under the 2023 Term Loan Facility and ABL Revolving Credit Facility were repaid and discharged in full on April 30, 2021 and the TLS Agreement and Third ARLS Agreement were terminated.
The discharge resulted in a loss on extinguishment of debt of $7.2 million, including $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million, and $0.5 million of other associated fees, recorded in our Consolidated Statements of Operations for the nine months ended September 30, 2021.
Cash Paid for Interest
For the nine months ended September 30, 2022 and 2021, cash payments for interest were $6.2 million and $7.0 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		September 30, 2022			December 31, 2021
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,447	$(5,268)	$6,179	$11,573	$(5,043)	$6,530
Customer relationships	15 years	14,243	(8,918)	5,325	14,770	(8,499)	6,271
Technical know-how	5 years	9,790	(5,955)	3,835	9,790	(4,487)	5,303
Covenant not to compete	5 years	330	(201)	129	330	(151)	179
		$35,810	$(20,342)	$15,468	$36,463	$(18,180)	$18,283

The aggregate intangible asset amortization expense was $0.9 million for the three months ended September 30, 2022 and 2021. The aggregate intangible asset amortization expense was $2.6 million for the nine months ended September 30, 2022 and 2021.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts which are recorded in the Condensed Consolidated Balance Sheets at fair value. The hedge contracts for transactions denominated in Mexican Pesos are designated as cash flow hedge instruments and gains and losses as a result of the changes in fair value of the hedge contract are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of September 30, 2022, the hedge contracts for transactions denominated in Ukrainian Hryvnia and Czech Crown were not designated as hedging instruments; therefore, they are marked-to-market and the fair value of the agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense. Settlements of hedge transactions are recognized in cost of revenues in the Condensed Consolidated Statements of Operations in the period they are settled.
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
Contingent Consideration. As a result of the acquisition of First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. As of September 30, 2022, the remaining undiscounted Contingent Consideration payment is estimated at $4.8 million and the fair value is $4.8 million, which is presented in the Condensed Consolidated Balance Sheets in accrued liabilities and other. A payment of $5.0 million was made during the second quarter of 2021 based on achievement of the second EBITDA threshold.
The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis are categorized as follows:

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$981	$—	$981	$—	$1,375	$—	$1,375	$—
Interest rate swap agreement	$1,944	$—	$1,944	$—	$241	$—	$241	$—
Liabilities:
Foreign exchange contract	$134	$—	$134	$—	$—	$—	$—	$—
Interest rate swap agreement	$—	$—	$—	$—	$498	$—	$498	$—
Contingent Consideration	$4,750	$—	$—	$4,750	$4,409	$—	$—	$4,409

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent Consideration liability balance at December 31, 2021	$4,409
Change in fair value	341
Contingent Consideration liability balance at September 30, 2022	$4,750
The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2022		December 31, 2021
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$12,640	$12,863	$49,601	$48,712

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		September 30, 2022	December 31, 2021
Foreign exchange contracts	Other current assets	$981	$1,375
Interest rate swap agreement	Other current assets	$389	$—
Interest rate swap agreement	Other assets, net	$1,555	$—
Interest rate swap agreement	Accrued liabilities and other	$—	$241

	Derivative Liability
	Balance Sheet Location	Fair Value
		September 30, 2022	December 31, 2021
Foreign exchange contracts	Accrued liabilities and other	$134	$—
Interest rate swap agreement	Accrued liabilities and other	$—	$498

	Derivative Equity
	Balance Sheet Location	Fair Value
		September 30, 2022	December 31, 2021
Derivative instruments	Accumulated other comprehensive (loss) income	$4,768	$757
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts	Cost of revenues	$776	$807	$2,076	$1,654
Interest rate swap agreements	Interest and other expense	$(67)	$(1)	$(344)	$(7)
Foreign exchange contracts	Other (income) expense	$(185)	$63	$(219)	$286
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$172,746	$161,081	$145,556	$142,265
Revolving credit facility [1]	$11,588	$11,588	$49,400	$49,400
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $9.8 million and long-term debt of $174.5 million as of September 30, 2022 and current portion of long-term debt of $9.4 million and long-term debt of $185.6 million as of December 31, 2021.

7. Leases
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2,484	$2,519	$7,612	$7,493
Finance lease cost	29	87	176	280
Short-term lease cost	1,470	1,799	3,908	4,771
Total lease expense	$3,983	$4,405	$11,696	$12,544

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating Leases
Right-of-use assets, net	Other assets, net	$26,807	$26,116

Current liabilities	Accrued liabilities and other	7,172	9,048
Non-current liabilities	Other long-term liabilities	20,198	18,519
Total operating lease liabilities		$27,370	$27,567

Finance Leases
Right-of-use assets, net	Other assets, net	$290	$468

Current liabilities	Accrued liabilities and other	129	194
Non-current liabilities	Other long-term liabilities	166	272
Total finance lease liabilities		$295	$466

For the nine months ended September 30, 2022 and 2021, cash payments on operating leases were $7.5 million and $8.5 million, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2022	$2,412	$40	$2,452
2023	8,554	146	8,700
2024	4,835	104	4,939
2025	5,044	65	5,109
2026	4,465	2	4,467
Thereafter	10,861	—	10,861
Total lease payments	$36,171	$357	$36,528
Less: Imputed interest	(8,801)	(62)	(8,863)
Present value of lease liabilities	$27,370	$295	$27,665
8. Income Taxes
For the three and nine months ended September 30, 2022, we recorded a $1.3 million, and $3.5 million tax provision, respectively, or 26% effective tax rate for each period, compared to a $2.4 million and $6.5 million tax provision for the three and nine months ended September 30, 2021, respectively, or approximately 24% effective tax rate for each period. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2022 could be different from the forecasted amount used to estimate the income tax expense for the three and nine months ended September 30, 2022.
We have recorded valuation allowances in prior years related to certain foreign subsidiaries due to multiple year cumulative losses. Given the current earnings and anticipated future earnings of some of the Company's foreign locations, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow it to reach a conclusion that the valuation allowance on the deferred tax assets of certain foreign entities will no longer be needed. Releasing the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.
For the nine months ended September 30, 2022 and 2021, cash paid for taxes, net of refunds received, were $4.2 million and $3.1 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Interest cost	$193	$207	$187	$160
Expected return on plan assets	(208)	(553)	(244)	(251)
Amortization of prior service cost [1]	1,118	2	11	12
Recognized actuarial loss	82	70	142	239
Net (benefit) cost	$1,185	$(274)	$96	$160

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest cost	$581	$621	$602	$483
Expected return on plan assets	(623)	(1,659)	(777)	(755)
Amortization of prior service cost [1]	1,122	6	37	40
Recognized actuarial loss	247	210	459	721
Net (benefit) cost	$1,327	$(822)	$321	$489
1.Includes $1.1 million non-cash settlement charge.
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
During the nine months ended September 30, 2022, the Company partially settled the U.S. Pension Plan liabilities. Payouts totaling $4.4 million were made out of plan assets and, as reflected in amortization of prior service cost in the table above, resulted in a non-cash settlement charge of $1.1 million, which was recorded in other expense in the Condensed Consolidated Statements of Income.
On October 3, 2022, the Company settled the remaining U.S. Pension Plan liabilities through purchase of an annuity contract. The contract totaling $25.2 million was paid out of plan assets and is expected to result in an $8.1 million non-cash settlement charge, which will be recognized in the three months ending December 31, 2022.

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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2021	$1,234
New grants	2,108
Forfeitures	(513)
Adjustments	(1,287)
Payments	(300)
Adjusted Award Value at September 30, 2022	$1,242
Unrecognized compensation expense was $2.0 million and $2.3 million as of September 30, 2022 and 2021, respectively.
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

As of September 30, 2022, there was approximately $4.2 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of September 30, 2022 and changes during the nine months ended September 30, 2022, are presented below:

	2022
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2021	783	$5.68
Granted	600	7.58
Vested	(650)	3.46
Forfeited	(50)	8.45
Nonvested - September 30, 2022	683	$6.81
As of September 30, 2022, a total of 2.9 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 32,551,341 and 32,034,592 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share. No preferred shares were outstanding as of September 30, 2022 and December 31, 2021.
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
Diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,551	$7,511	$10,018	$21,096
Weighted average number of common shares outstanding (in '000s)	32,460	31,570	32,950	31,432
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	462	1,136	695	1,306
Dilutive shares outstanding	32,922	32,706	33,645	32,738
Basic earnings per share	$0.11	$0.24	$0.30	$0.67
Diluted earnings per share	$0.11	$0.23	$0.30	$0.64

There were 8 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2022 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2021. There were 10 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2021.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	(9,689)	—	—	(9,689)
Derivative instruments	—	—	4,011	4,011
Amortization of actuarial gain	—	1,085	—	1,085
Balance - September 30, 2022	$(30,134)	$(21,665)	$4,768	$(47,031)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	(1,809)	—	—	(1,809)
Derivative instruments	—	—	(1,052)	(1,052)
Amortization of actuarial gain	—	2,094	—	2,094
Balance - September 30, 2021	$(20,833)	$(25,329)	$389	$(45,773)

The related tax effects allocated to each component of other comprehensive loss are as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(4,493)	$—	$(4,493)	$(9,689)	$—	$(9,689)
Amortization of actuarial gain (loss)	(396)	34	(362)	989	96	1,085
Derivative instruments	2,494	(656)	1,838	5,460	(1,449)	4,011
Total other comprehensive income (loss)	$(2,395)	$(622)	$(3,017)	$(3,240)	$(1,353)	$(4,593)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(1,225)	$—	$(1,225)	$(1,809)	$—	$(1,809)
Amortization of actuarial gain	1,308	113	1,421	1,754	340	2,094
Derivative instruments	(717)	168	(549)	(1,373)	321	(1,052)
Total other comprehensive income (loss)	$(634)	$281	$(353)	$(1,428)	$661	$(767)

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

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
December 31, 2021	$230	$417	$—	$—	$(161)	$486
New charges	204	350	—	435	—	989
Payments and other adjustments	(309)	(770)	—	(435)	422	(1,092)
March 31, 2022	$125	$(3)	$—	$—	$261	$383
New charges	—	314	571	560	306	1,751
Payments and other adjustments	(91)	(311)	(571)	(560)	(444)	(1,977)
June 30, 2022	$34	$—	$—	$—	$123	$157
New charges	66	136	—	445	—	647
Payments and other adjustments	(90)	(46)	—	(445)	(123)	(704)
September 30, 2022	$10	$90	$—	$—	$—	$100

	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
December 31, 2020	$349	$—	$—	$40	$290	$679
Payments and other adjustments	(186)	—	—	(40)	(36)	(262)
March 31, 2021	$163	$—	$—	$—	$254	$417
Payments and other adjustments	(67)	—	—	—	(171)	(238)
June 30, 2021	$96	$—	$—	$—	$83	$179
New charges	$—	$—	$—	$—	$—	$—
Payments and other adjustments	$(96)	$—	$—	$—	$(83)	$(179)
September 30, 2021	$—	$—	$—	$—	$—	$—
Of the $0.6 million costs incurred in the three months ended September 30, 2022, $0.1 million primarily related to headcount reductions and $0.5 million related to facility exit and other costs. Substantially all costs incurred were recorded in cost of revenues.
Of the $3.4 million costs incurred in the nine months ended September 30, 2022, $0.9 million primarily related to headcount reductions and $2.5 million related to facility exit and other costs. Of the $3.4 million costs incurred, $3.0 million was recorded in cost of revenues and $0.4 million was recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2022, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2022 and 2021, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended September 30, 2022 and 2021, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
The following presents a summary of the warranty provision for the nine months ended September 30, 2022:

Balance - December 31, 2021	$1,490
Provision for warranty claims	491
Deduction for payments made and other adjustments	(745)
Balance - September 30, 2022	$1,236

Debt Payments - As disclosed in Note 4, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years:

	Term loan facility	Revolving credit facility	Total
Remainder of 2022	$2,187	$—	$2,187
2023	$10,938	$—	$10,938
2024	$15,313	$—	$15,313
2025	$19,688	$—	$19,688
2026	$24,063	$—	$24,063
Thereafter	$100,624	$11,588	$112,212

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended September 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$154,024	$14,116	$46,129	$37,143	$—	$251,412
Gross profit	13,839	404	6,210	6,389	—	26,842
Selling, general & administrative expenses	4,279	1,371	1,055	1,436	9,163	17,304
Operating income (loss)	$9,560	$(967)	$5,155	$4,953	$(9,163)	$9,538

	Three Months Ended September 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$117,914	$51,681	$40,085	$29,930	$—	$239,610
Gross profit	10,143	9,486	6,633	3,885	(3)	30,144
Selling, general & administrative expenses	7,222	1,461	1,718	1,536	6,835	18,772
Operating income (loss)	$2,921	$8,025	$4,915	$2,349	$(6,838)	$11,372

	Nine Months Ended September 30, 2022
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$436,966	$76,789	$133,350	$99,530	$—	$746,635
Gross profit	35,657	8,249	16,857	13,341	—	74,104
Selling, general & administrative expenses	18,269	4,242	3,998	4,636	18,810	49,955
Operating income (loss)	$17,388	$4,007	$12,859	$8,705	$(18,810)	$24,149

	Nine Months Ended September 30, 2021
	Vehicle Solutions	Warehouse Automation	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$372,487	$150,378	$130,742	$89,066	$—	$742,673
Gross profit	38,914	24,612	17,545	14,605	(43)	95,633
Selling, general & administrative expenses	20,269	4,199	4,646	4,407	19,008	52,529
Operating income (loss)	$18,645	$20,413	$12,899	$10,198	$(19,051)	$43,104

17. Other Financial Information
Items reported in inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$119,361	$107,505
Work in process	16,688	21,671
Finished goods	14,298	11,869
Inventories	$150,347	$141,045

Items reported in property, plant, and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Land and buildings	$32,158	$32,012
Machinery and equipment	204,436	194,828
Construction in progress	6,217	8,822
Property, plant, and equipment, gross	242,811	235,662
Less accumulated depreciation	(178,056)	(172,536)
Property, plant and equipment, net	$64,755	$63,126
Items reported in accrued expenses and other liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Compensation and benefits	$14,622	$16,677
Taxes payable	5,730	6,391
Operating lease liabilities	7,172	9,048
Accrued freight	7,094	5,628
Contingent Consideration	4,750	4,409
Deferred tooling revenue	1,401	851
Other	7,677	7,836
Accrued liabilities and other	$48,446	$50,840

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describes material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K.

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
Key Developments
In the first quarter of 2022, Russian military forces invaded Ukraine. We have approximately 1,200 employees in the Ukraine located in our facility near L'viv. While the facility was temporarily shut-down, we have resumed operations in L'viv and also set up additional capacity in the Czech Republic. During both the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, our Ukraine facility represented approximately 1% of the Company's long-lived assets.

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
During the nine months ended September 30, 2022, we experienced shutdowns at our plant in Shanghai, China due to the COVID-19 pandemic. The COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or inconsistent customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on a number of factors beyond our control.

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

Consolidated Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$251,412	$239,610	$11,802	4.9%
Gross profit	26,842	30,144	(3,302)	(11.0)%
Selling, general and administrative expenses	17,304	18,772	(1,468)	(7.8)%
Other (income) expense	1,924	(186)	2,110	NM1
Interest expense	2,813	1,630	1,183	72.6%
Provision for income taxes	1,250	2,417	(1,167)	(48.3)%
Net income	3,551	7,511	(3,960)	(52.7)%
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $39.1 million, or 28.5%, increase in OEM;
•a $37.6 million, or 72.7%, decrease in warehouse automation revenues;
•a $1.8 million, or 3.9%, increase in aftermarket and OES revenues; and
•a $8.5 million, or 172.4% increase in other revenues.
Third quarter 2022 revenues were unfavorably impacted by foreign currency exchange translation of $6.5 million, which is reflected in the change in revenues above. The increase in revenues is primarily driven by increased pricing to offset material cost increases and volume, offset by volume decrease in Warehouse Automation.

Gross Profit. The $3.3 million decrease in gross profit is primarily attributable to the decrease in warehouse automation revenues and the cost of revenues, which increased $15.1 million, or 7.2%, as a result of an increase in raw material and purchased component costs of $12.1 million, or 8.7%, and an increase in labor and overhead expenses of $3.0 million, or 4.3%. As a percentage of revenues, gross profit margin was 10.7% for the three months ended September 30, 2022 compared to 12.6% for the three months ended September 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The three months ended September 30, 2022 results include charges of $0.6 million associated with the restructuring program.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as Contingent Consideration, marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses decreased $1.5 million compared to the three months ended September 30, 2021, primarily due to lower incentive compensation and health care expense. As a percentage of revenues, SG&A expense was 6.9% for the three months ended September 30, 2022 compared to 7.8% for the three months ended September 30, 2021.
Other (Income) Expense. Other expenses increased $2.1 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due primarily to partial settlement of the Company's U.S. Pension Plan liabilities of $1.1 million as well as an unfavorable change in foreign currency of $0.4 million.
Interest Expense. Interest associated with our debt was $2.8 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense primarily related to higher base interest rates on our variable rate debt and a higher average debt balance during the respective comparative period.
Provision (Benefit) for Income Taxes. An income tax provision of $1.3 million and $2.4 million were recorded for the three months ended September 30, 2022 and 2021, respectively. The period over period change in income tax was primarily attributable to a $5.1 million decrease in pre-tax income versus the prior year period.

Net Income (loss). Net income was $3.6 million for the three months ended September 30, 2022 compared to $7.5 million for the three months ended September 30, 2021. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended September 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$154,024	$117,914	$36,110	30.6%
Gross profit	13,839	10,143	3,696	36.4%
Selling, general & administrative expenses	4,279	7,222	(2,943)	(40.8)%
Operating income	9,560	2,921	6,639	227.3%
Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased pricing to offset material cost pass-through and favorable volume.
Gross Profit. The increase in gross profit was primarily attributable to volume leverage, increased pricing and lower health care expense. Included in gross profit is cost of revenues, which increased $32.4 million, or 30.1%, as a result of an increase in raw material and purchased component costs of $28.7 million, or 40.5%, and an increase in labor and overhead expenses of $3.7 million, or 10.1%.
As a percentage of revenues, gross profit margin was 9.0% for the three months ended September 30, 2022 compared to 8.6% for the three months ended September 30, 2021.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lower incentive compensation and health care expense.
Warehouse Automation Segment Results
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The table below sets forth certain Warehouse Automation Segment operating data for the three months ended September 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$14,116	$51,681	$(37,565)	(72.7)%
Gross profit	404	9,486	(9,082)	(95.7)%
Selling, general & administrative expenses	1,371	1,461	(90)	(6.2)%
Operating income (loss)	(967)	8,025	(8,992)	(112.0)%
Revenues. The decrease in Warehouse Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to lower sales volume. Included in gross profit is cost of revenues, which decreased $28.5 million, or 67.5%, as a result of a decrease in raw material and purchased component costs of $23.9 million, or 70.5%, and a decrease in labor and overhead expenses of $4.6 million, or 55.2%.
As a percentage of revenues, gross profit margin was 2.9% for the three months ended September 30, 2022 compared to 18.4% for the three months ended September 30, 2021. The decrease is due to loss of volume leverage.
Selling, General and Administrative Expenses.  SG&A expenses decreased $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Electrical Systems Segment Results
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The table below sets forth certain Electric Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$46,129	$40,085	$6,044	15.1%
Gross profit	6,210	6,633	(423)	(6.4)
Selling, general & administrative expenses	1,055	1,718	(663)	(38.6)
Operating income	5,155	4,915	240	4.9
Revenues. The increase in Electric Systems Segment revenues primarily resulted from increased pricing to offset material cost pass-through and new business wins.
Gross Profit. The decrease in gross profit is primarily attributable to cost of revenues, which increased $6.5 million, or 19.3%, as a result of an increase in raw material and purchased component costs of $5.3 million, or 29.7%, and an increase in labor and overhead expenses of $1.2 million, or 7.4%.
As a percentage of revenues, gross profit margin was 13.5% for the three months ended September 30, 2022 compared to 16.5% for the three months ended September 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Aftermarket & Accessories Segment Results
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended September 30 (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$37,143	$29,930	$7,213	24.1%
Gross profit	6,389	3,885	2,504	64.5
Selling, general & administrative expenses	1,436	1,536	(100)	(6.5)
Operating income	4,953	2,349	2,604	110.9
Revenues. The increase in Aftermarket & Accessories Segment revenues resulted from increased sales volume and pricing to offset material cost pass-through.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume and pricing. Included in gross profit is cost of revenues, which increased $4.7 million, or 18.1%, as a result of an increase in raw material and purchased component costs of $2.0 million, or 11.7%, and an increase in labor and overhead expenses of $2.7 million, or 29.7%.
As a percentage of revenues, gross profit margin was 17.2% for the three months ended September 30, 2022 compared to 13.0% for the three months ended September 30, 2021. The increase in gross profit margin is primarily due to increased pricing to offset material cost pass-through. The three months ended September 30, 2022 results include charges of $0.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Consolidated Results of Operations

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The table below sets forth certain consolidated operating data for the nine months ended September 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$746,635	$742,673	$3,962	0.5%
Gross profit	74,104	95,633	(21,529)	(22.5)%
Selling, general and administrative expenses	49,955	52,529	(2,574)	(4.9)%
Other (income) expense	2,798	(1,127)	3,925	NM [1]
Interest expense	6,892	9,489	(2,597)	(27.4)%
Loss on extinguishment of debt	921	7,155	(6,234)	(87.1)%
Provision for income taxes	3,520	6,491	(2,971)	(45.8)%
Net income	10,018	21,096	(11,078)	(52.5)%
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $43.1 million, or 9.6%, increase in OEM;
•a $73.6 million, or 48.9%, decrease in warehouse automation revenues;
•a $14.1 million, or 10.4%, increase in aftermarket and OES revenues; and
•a $20.3 million, or 288.2% increase in other revenues.

Nine months ended 2022 revenues were unfavorably impacted by foreign currency exchange translation of $12.4 million, which is reflected in the change in revenues above. The increase in revenues is primarily driven by increased pricing to offset material cost increases and volume, offset by volume decreases in Warehouse Automation.
Gross Profit. The $21.5 million decrease in gross profit is primarily attributable to the decrease in warehouse automation revenues and the cost of revenues, which increased $25.5 million, or 3.9%, as a result of an increase in raw material and purchased component costs of $13.9 million, or 3.2%, and an increase in labor and overhead expenses of $11.6 million, or 5.4%. As a percentage of revenues, gross profit margin was 9.9% for the nine months ended September 30, 2022 compared to 12.9% for the nine months ended September 30, 2021. The nine months ended September 30, 2022 results include charges of $3.0 million associated with the restructuring program.
Selling, General and Administrative Expenses. SG&A expenses decreased $2.6 million compared to the nine months ended September 30, 2021, primarily due to lower incentive compensation and health care expense. As a percentage of revenues, SG&A expense was 6.7% for the nine months ended September 30, 2022 compared to 7.1% for the nine months ended September 30, 2021.
Other (Income) Expense. Other expenses increased $3.9 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due primarily to partial settlement of the Company's U.S. Pension Plan liabilities of $1.1 million as well as an unfavorable change in foreign currency of $1.3 million.
Interest Expense. Interest associated with our debt was $6.9 million and $9.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense primarily related to lower rates, partially offset by a higher average debt balance during the respective comparative periods.
Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other associated fees. During the nine months ended September 30, 2021 the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million and $0.5 million of other associated fees.
Provision (Benefit) for Income Taxes. An income tax provision of $3.5 million and $6.5 million were recorded for the nine months ended September 30, 2022 and 2021, respectively. The period over period change in income tax was primarily attributable to the $14.0 million decrease in pre-tax income versus the prior year period.

Net Income (loss). Net income was $10.0 million for the nine months ended September 30, 2022 compared to $21.1 million for the nine months ended September 30, 2021. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The table below sets forth certain Vehicle Solutions Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$436,966	$372,487	$64,479	17.3%
Gross profit	35,657	38,914	(3,257)	(8.4)%
Selling, general & administrative expenses	18,269	20,269	(2,000)	(9.9)%
Operating income	17,388	18,645	(1,257)	(6.7)%

Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased pricing to offset material cost pass-through and new business wins offset by lower shipments caused by the COVID shutdown in China.
Gross Profit. The decrease in gross profit was primarily attributable to cost of revenues, which increased $67.7 million, or 20.3%, as a result of an increase in raw material and purchased component costs of $55.4 million, or 25.1%, and an increase in labor and overhead expenses of $12.3 million, or 10.9%.
As a percentage of revenues, gross profit margin was 8.2% for the nine months ended September 30, 2022 compared to 10.4% for the nine months ended September 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The nine months ended September 30, 2022 results include charges of $0.2 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to lower incentive compensation and healthcare expense.
Warehouse Automation Segment Results
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The table below sets forth certain Warehouse Automation Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$76,789	$150,378	$(73,589)	(48.9)%
Gross profit	8,249	24,612	(16,363)	(66.5)%
Selling, general & administrative expenses	4,242	4,199	43	1.0%
Operating income	4,007	20,413	(16,406)	(80.4)%
Revenues. The decrease in Warehouse Automation Segment revenues resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to the decrease in sales volume. Included in gross profit is cost of revenues, which decreased $57.2 million, or 45.5%, as a result of a decrease in raw material and purchased component costs of $47.9 million, or 47.4%, and a decrease in labor and overhead expenses of $9.3 million, or 37.6%.
As a percentage of revenues, gross profit margin was 10.7% for the nine months ended September 30, 2022 compared to 16.4% for the nine months ended September 30, 2021. The nine months ended September 30, 2022 results include charges of $0.8 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses were flat year over year.
Electrical Systems Segment Results
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The table below sets forth certain Electric Systems Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$133,350	$130,742	$2,608	2.0%
Gross profit	16,857	17,545	(688)	(3.9)%
Selling, general & administrative expenses	3,998	4,646	(648)	(13.9)%
Operating income	12,859	12,899	(40)	(0.3)%
Revenues. The increase in Electrical Systems Segment revenues resulted from increased pricing to offset material cost pass-through, and new business wins.

Gross Profit. The decrease in gross profit is primarily attributable to the cost of revenues, which increased $3.3 million, or 2.9%, as a result of an increase in raw material and purchased component costs of $0.9 million, or 1.4%, and an increase in labor and overhead expenses of $2.4 million, or 4.8%.
As a percentage of revenues, gross profit margin was 12.6% for the nine months ended September 30, 2022 compared to 13.4% for the nine months ended September 30, 2021. The decrease is primarily due to supply chain and semi-conductor chip shortages at our customer plants, and the disruption caused by the war in the Ukraine. The nine months ended September 30, 2022 results include charges of $0.6 million associated with the restructuring program.

Selling, General and Administrative Expenses. SG&A expenses decreased $0.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, consistent with the prior year amount on a percent of sales basis.
Aftermarket & Accessories Segment Results
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The table below sets forth certain Aftermarket & Accessories Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2022	2021	$ Change	% Change
Revenues	$99,530	$89,066	$10,464	11.7%
Gross profit	13,341	14,605	(1,264)	(8.7)%
Selling, general & administrative expenses	4,636	4,407	229	5.2%
Operating income (loss)	8,705	10,198	(1,493)	(14.6)%
Revenues. The increase in Aftermarket & Accessories Segment revenues resulted from increased sales volume and pricing to offset material cost pass-through.
Gross Profit. The decrease in gross profit is primarily attributable to cost of revenues, which increased $11.7 million, or 15.8%, as a result of an increase in raw material and purchased component costs of $5.5 million, or 11.5%, and an increase in labor and overhead expenses of $6.2 million, or 23.4%.
As a percentage of revenues, gross profit margin was 13.4% for the nine months ended September 30, 2022 compared to 16.4% for the nine months ended September 30, 2021. The decrease in gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The nine months ended September 30, 2022 results include charges of $1.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, consistent with the prior year amount on a percent of sales basis.

Liquidity and Capital Resources
As of September 30, 2022, the Company had $11.6 million of outstanding borrowings under its revolving credit facility, $38.7 million of cash and $137.2 million of availability under the revolving credit facility, resulting in total liquidity of $175.9 million.
Our primary sources of liquidity as of September 30, 2022 were cash reserves and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of September 30, 2022, cash of $35.0 million was held by foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of September 30, 2022 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity

On May 12, 2022, the Company entered into an amendment to increase its existing senior secured credit facilities to $325 million from $275 million consisting of a $175 million Term Loan A and a $150 million Revolving Credit Facility. The amendment provides the Company with additional capital flexibility to execute upon its transformation and growth initiatives. As part of the amended terms of the agreement, the maturity date of the Senior Secured Credit Facilities has been extended by twelve months to May 12, 2027, the interest rate decreased by 50 bps at various leverage ratios based on SOFR, and the maximum consolidated total leverage ratio increased from 3.25x to 3.75x until December 31, 2022 with a quarterly step down of 25 bps to 3.00x leverage by September 30, 2023 and remain at this level thereafter. Further, separate from the Company’s annual $35 million capital spending cap, a one-time $45 million capital project basket was included in the amendment. All other key provisions, including the $75 million accordion, acquisition holiday, and other baskets remain unchanged.

Our ability to comply with the covenants in the Credit Agreement, as discussed in Note 4, Debt, of our Condensed Consolidated Financial Statements may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant and other covenants in the Credit Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants.

Sources and Uses of Cash

	September 30, 2022	September 30, 2021
	(In thousands)
Net cash provided by (used in) operating activities	$33,794	$(20,889)
Net cash used in investing activities	(12,525)	(11,399)
Net cash provided by (used in) financing activities	(13,031)	16,073
Effect of currency exchange rate changes on cash	(4,483)	(685)
Net increase (decrease) in cash	$3,755	$(16,900)
Operating activities. For the nine months ended September 30, 2022, net cash provided by operating activities was $33.8 million compared to net cash used in operating activities of $20.9 million for the nine months ended September 30, 2021. Net cash provided by operating activities is primarily attributable to a decrease in working capital for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Investing activities. For the nine months ended September 30, 2022, net cash used in investing activities was $12.5 million compared to $11.4 million for the nine months ended September 30, 2021. In 2022, we expect capital expenditures to be approximately $22 million.
Financing activities. For the nine months ended September 30, 2022, net cash used in financing activities was $13.0 million compared to net cash provided by financing activities of $16.1 million for the nine months ended September 30, 2021. Net cash used in financing activities for the nine months ended September 30, 2022 is primarily attributable to $11.3 million of net repayments under our credit facilities. Net cash provided by financing activities for the nine months ended September 30, 2021 is attributable to $26.8 million of borrowings, offset by $5.4 million of costs attributed to debt amendment and extinguishment completed during the nine months ended September 30, 2021 and a $5.0 million Contingent Consideration payment.
Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt of our Condensed Consolidated Financial Statements are incorporated in this section by reference.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2021 Form 10-K.

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K. At September 30, 2022, there have been no material changes to our critical accounting estimates from those disclosed in our 2021 Form 10-K.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K. As of September 30, 2022, there have been no material changes in our exposure to market risk from those disclosed in our 2021 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions
Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. In 2022, the countries in which we operate experienced significantly heightened inflationary pressures which we expect to continue into 2023. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.
Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, our customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results.
Economic weakness and geopolitical uncertainty may also lead us to impair assets, take restructuring actions or adjust our operating strategy and reduce expenses in response to decreased sales or margins. We may not be able to adequately adjust our cost structure in a timely fashion, which could have an adverse effect on our operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transact business, which could have an adverse effect on our operating results.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the nine months ended September 30, 2022 that were not registered under the Securities Act of 1933, as amended.

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

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable

ITEM 6        Exhibits

10.1	Andy Cheung Offer Letter dated September 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 14, 2022)
10.2	Separation Agreement and General Release between the Company and Christopher Bohnert dated September 13, 2022.
31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.
31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 2, 2022	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2022	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)