Form 10-K
period 2022-12-31
Commercial Vehicle Group, Inc.
filed 2023-03-06
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
    Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022, was $197,931,385.
As of March 6, 2023, 33,345,544 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 11, 2023 (the “2023 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”, “us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to its plans to improve financial results, and the future of the Company’s end markets may be deemed to be forward-looking statements. We are subject to risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to the short-term and long-term impact of the COVID-19 pandemic on our business and the global supply chain, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction equipment business, the Company’s prospects in the wire harness, industrial automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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

ii

PART I
Item 1.    Business
COMPANY OVERVIEW
At Commercial Vehicle Group, Inc. and its subsidiaries, we deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction vehicle original equipment manufacturers ("OEMs"), parts and service dealers, distributors, as well as top e-commerce retailers.
Our Long-term Strategy
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
Contemporaneously with the filing of this Form 10-K, we updated our reportable segments to rename Warehouse Automation to Industrial Automation. We continue to report our results in four segments - Vehicle Solutions, Electrical Systems, Aftermarket & Accessories and Industrial Automation. The segment name change did not result in any change to the composition of the Company's segments and therefore did not result in any change to historical results.
Our segments offer various products which are sold into many end markets such as internal combustion commercial vehicles, electric vehicles, construction equipment, power sports, industrial automation and military. Certain of our facilities manufacture and sell products through multiple business segments. The products produced by each of our segments are more specifically described below.

The Vehicle Solutions segment designs, manufactures and sells the following products:
•Commercial vehicle seats for the global commercial vehicle markets including heavy duty trucks, medium duty trucks, last mile delivery trucks and vans, construction and agriculture equipment in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the electric vehicle market.
•Plastic components ("Trim") primarily for the North America commercial vehicle market and power sports markets; and Cab structures for the North American medium-duty/heavy-duty ("MD/HD") truck market.

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

The Aftermarket & Accessories segment designs, manufactures and sells the following products:
•Seats and components sold into the commercial vehicle channels that provide repair and refurbishing. These channels include Original Equipment Service ("OES") centers and retail distributors, and are spread across North America, Europe and Asia-Pacific.
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.
•Office seats primarily sold into the commercial and home office furniture distribution channels in Europe and Asia-Pacific.

The Industrial Automation segment designs, manufactures and sells the following products:
•Warehouse automation subsystems including control panels, electro-mechanical assemblies, cable assemblies, and power and communication solutions.
•The end markets for these products primarily include e-commerce, warehouse integration, transportation and the military/defense industry.

The charts below display CVG's net sales by segment and geography for the year ended December 31, 2022.
VEHICLE SOLUTIONS SEGMENT OVERVIEW

Vehicle Solutions Segment Products

Set forth below is a brief description of our products manufactured in the Vehicle Solutions Segment and their applications.

Seats and Seating Systems. We design, engineer and produce seats for MD/HD truck, bus, construction, agriculture and military markets. Our seats are primarily sold fully-assembled and ready for installation. We offer a wide range of seats that include mechanical and air suspension seats, static seats, bus seats and military seats. As a result of our product design and product technology, we believe we are a leader in designing seats with convenience and safety features. Our seats are designed to achieve a high level of operator comfort by adding a wide range of manual and power features such as lumbar support, cushion and back bolsters, and leg and thigh support. Our seats are built to meet customer requirements in low volumes and produced in numerous feature combinations to form a full-range product line with a wide range of price points.

Our seats are sold under multiple brands, including KAB Seating™, National Seating™, Bostrom Seating®, and Stratos™.

Plastic Assemblies and Components. We design, engineer and produce plastic components and assemblies for MD/HD, power sports vehicles, specialty vehicle applications, and diversified markets. We offer thermoformed products, injection molded products, reaction injection molded products (RIM), and decorated / hydrographic finished products. We also assemble components and fabrics to these formed plastic parts and deliver complete subassemblies in bulk and sequenced VIN specific. Our principal products in this category include:
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
AFTERMARKET & ACCESSORIES SEGMENT OVERVIEW

Aftermarket & Accessories Segment Products

We design, manufacture, and provide a variety of seats, mirrors, wipers and wiper systems sold into the commercial MD/HD truck, military and specialty power sports vehicles, electric vehicle, office and home office markets. These products are sold under various brands including, Bostrom®, National Seating™, Moto Mirror®, KAB Seating™ (for both vehicles and Office markets), Sprague Devices® and RoadWatch®.

Our aftermarket products are primarily sold through the Original Equipment Service (OES) sales channel and direct into the retail aftermarket as replacements for original equipment in North America, Europe and Asia Pacific.

INDUSTRIAL AUTOMATION SEGMENT OVERVIEW

Industrial Automation Segment Products

Electrical Systems, Control Panel Assemblies, and Electro-Mechanical Assemblies. We offer a wide range of material handling equipment, electrical distribution systems, and related assemblies primarily for the e-commerce, warehouse integration, transportation and the military/ defense markets. Our principal products in this category include:

Control Panel Assemblies. We offer integrated assemblies and cabinets that are installed in industrial machinery equipment and transportation vehicles and may be integrated with our wire harness assemblies. These components provide the user control over multiple operational functions and features.

Electro-Mechanical Assemblies. We offer electro-mechanical assemblies, including box builds, complex automated and robotic systems, and large multi-cabinet control cabinets with power distribution, communication and cabling. Our service includes mechanical assembly, wire and cable routing, automated wire preparation capabilities, complex configurations, test and custom palletizing and crating solutions.

OUR CONSOLIDATED OPERATIONS
As a diverse global company, we are affected by supply chain disruptions, instability in certain regions, commodity prices, foreign currency volatility and policies regarding trade and imports. While we continue to operate, consistent with applicable government guidelines, we are experiencing, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or unpredictable customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation.
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
Industrial Automation Market.     Shifting retailer behavior and consumer expectations are creating a significant need for incremental automation within warehouses. Given consumer demands for next-day (and same-day) delivery, there has been a surge in demand for “last mile” urban fulfillment centers, which are typically supported by very large distribution centers located in the outer ring of a city. Additionally, increased throughput volume, a greater variety of order and package types, and more frequent product returns by end consumers, all support the rationale for continued investment in automated solutions by warehouse operators. We supply material handling subsystems incorporated into automated warehouses.
Our Customer Contracts, and Sales and Marketing

Our customers generally source business to us pursuant to written contracts, purchase orders or other commitments (“Commercial Arrangements”) with terms of price, quality, technology, and delivery. Awarded business generally covers the supply of all or a portion of a customer’s production and service requirements for a particular product program rather than the supply of a specific quantity of products. In general, these Commercial Arrangements provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these Commercial Arrangements may be terminated at any time by our customers (but generally not by us without advance notice), such terminations have generally been minimal and have not had a material impact on our results of operations.

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
Our Supply Agreements
Our supply agreements generally provide for fixed pricing but do not require us to purchase any specified quantities. Normally we do not carry inventories of raw materials or finished products in excess of what is reasonably required to meet production and shipping schedules, as well as service requirements. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components comprise the most significant portion of our raw material costs. We typically purchase steel, copper and petroleum-based products at market prices that are fixed over varying periods of time. Due to the volatility in pricing, we use methods such as market index pricing and competitive bidding to assist in reducing our overall cost. The impact of the COVID-19 pandemic and the global economy on raw material sourcing has affected the supply and prices of certain of our products. We strive to align our customer pricing and material costs to minimize the impact of price fluctuations. Certain component purchases and suppliers are directed by our customers, so we generally will pass through directly to the customer cost changes from these components. We generally are not dependent on a single supplier or limited group of suppliers for our raw materials.
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
Research and development costs for the years ended December 31, 2022, 2021 and 2020 totaled $7.1 million, $9.1 million and $6.4 million, respectively.
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
Human Capital, Environmental, Social and Governance

As of December 31, 2022, we had approximately 8,000 employees of which 7,600 were permanent employees and 400 (5)% were temporary employees. 6,100 (80)% of the Company's employees are international and 1,500 (20)% of the Company's employees are in the United States. It is customary for the company to employ temporary employees to both flex up / down to demand rates. Of our permanent workforce, approximately 1,000 (13)% were salaried and the remainder were hourly As of December 31, 2022, all of the Company's U.S. employees were non-union and a majority of the Company's personnel in Mexico were unionized. Approximately 74% of our European, Asian and Australian operations were represented by some form of shop steward committees.

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

Diversity, Equity and Inclusion - The Company is intentional in its commitment to diversity, equity and inclusion including a diverse Board of Directors and executive leadership team. Approximately one fourth of our current Board is diverse by race or gender and one fourth of our current executive team is diverse by race or gender with others bringing diversity of experience, thought and perspective to their leadership roles. Among our global workforce, 47% is female, and among our domestic workforce, 32% is racially diverse.

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

Safety - The safety of our workforce has always been a top priority and the Company is proud of our safety record, which includes three consecutive years of declining recordable incidents and five consecutive years of declining incident rates. Our 2022 full year incident rate of 0.52 is below the industry benchmarks and a 20% decrease year over year while working approximately 300,000 more hours.

The impact of the COVID-19 pandemic during 2022 continued to require our focus and monitoring. We continued the evolution of safety practices and procedures to protect our employees, ensuring our work continuity as an essential manufacturing employer. During 2022, we maintained our prevention and mitigation strategies including minimal travel across borders where non-essential, visitor restrictions, and site screening protocols were in place. We continue to use safety programs in our largest facilities for rapid onsite antibody testing and high-capacity thermal scanners. As we see surges occur in local areas, our sites have adopted flexible programs regarding masks and social distancing as required. Some of our plants continue to operate with masking policies where we experience a surge in cases both in the facility or the larger community.

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

Risks Related to COVID-19 Pandemic, health epidemics and Global Economy
Our financial condition and results of operations have been and will continue to be adversely affected by the coronavirus pandemic.
The global spread of COVID-19 that was declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak have caused, significant volatility and uncertainty and economic disruptions. The outbreak resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, vaccine mandates and other measures. While we continue to operate, consistent with applicable government guidelines, we have experienced, and may continue to experience, production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or unpredictable customer demand. In addition, many of our suppliers and customers are also experiencing, and may continue to experience, production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. During 2022, we experienced shutdowns at our plant in Shanghai, China due to the COVID-19 pandemic.
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

We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.
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

Risks Related to Our Business and Industry
Our results of operations could be adversely affected by declines in new truck orders by fleets, freight tonnage hauled and in infrastructure development and other construction projects as a result of a downturn in the U.S. and/or global economy or other reasons.
Our results of operations are directly impacted by declines in freight tonnage hauled and in infrastructure development and other construction projects resulting from U.S. and/or other global economic conditions or other reasons because, among other things:
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
Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, we may not be successful in implementing our strategy if unforeseen factors emerge diminishing the current levels or any future expected growth in the commercial vehicle or electric vehicle markets we supply or expect to penetrate, or we experience increased pressure on our margins. Any failure to successfully implement our business strategy could have an adverse effect on our business, results of operations and growth potential.

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
We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, if the actual production of these vehicles is significantly less than anticipated, our gross margin on these products would be adversely affected. Our OEM customers have historically had a significant amount of leverage over us. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have limited provisions to terminate such contracts. We are committed to supplying products to our customers at selling prices that may, with the benefit of hindsight, not be sufficient to cover the direct cost to produce such products, which may be as a result of among other factors, inflation or increased employment costs due to current labor markets or other factors, as we experienced in 2020, 2021 and 2022. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, or if our costs are higher than anticipated, it would have an adverse effect on our business, financial condition and results of operations.
Additionally, we generally do not have clauses in our customer agreements that guarantee that we will recoup the design and development costs that we incurred to develop a product. In other cases, we share the design costs with the customer and thereby have some risk that not all the costs will be covered if the project does not go forward or if it is not as profitable as expected.

Many of our new and targeted customers are start-up or early-stage companies and these customers are at substantial risk that their businesses will not succeed.
Our success depends, in part, upon our ability to maintain or increase our market share. Many of our new business wins and targeted prospects are early-stage or start-up companies. Early-stage or start-up companies are at substantial risk that the company’s business will not succeed. If the customer’s business does not succeed or the customer experiences cash flow problems, the customer may not be able to find financing or may not be able to pay us for our products and services, which may adversely affect our results of operations and financial condition. In addition, our future estimates and projections contemplate a continued business relationship and sales to these early-stage or start-up companies. If one or more of these customers no longer purchase products or services from us in the future, our sales and revenue will be adversely effected.

Finally, we may incur significant initial costs in order to meet the production demands of these new customers, and our ability to recoup those costs requires a longer-term business relationship with the customer. Therefore, a failure of an early-stage or start-up customer may result in our inability to recoup the initial costs we incurred to prepare for production of products for that customer, which could adversely affect our business, results of operations, growth prospects and financial condition.

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

Our inability to compete effectively in the highly competitive industrial automation industry could result in loss of market share and reduced gross margins, which could have an adverse effect on our revenues and operating results.

The industrial automation industry is highly competitive. Some of our competitors are companies that are larger and have greater financial and other resources than we do. Our products primarily compete on the basis of price, product quality, technical expertise, development capability, product delivery and product service. Increased competition may lead to price reductions or loss of business resulting in reduced gross margins and loss of market share.

We are subject to certain risks associated with our foreign operations.
We have operations in the Mexico, China, United Kingdom, Czech Republic, Ukraine, Belgium, Australia, India and Thailand, which collectively accounted for approximately 24% of our total revenues for the year ended December 31, 2022. There are certain risks inherent in our international business activities including, but not limited to:
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
We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components, semiconductor chips, electronics and electrical components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, from time to time, however, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. There is currently a well-publicized global shortage of semiconductor chips and several of the raw materials we use. Inflationary and other increases in costs or shortages of the various materials that are needed for us to produce our products are currently having an impact on our business which may continue for the foreseeable future. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler availability or capacity and the cost of oil and gas. We are currently experiencing difficulty purchasing and obtaining timely delivery of certain raw materials required for our operations, which is having an adverse effect on our results of operations. In addition, to the extent we are unable to pass on the increased costs of raw materials, freight and labor to our customers, it could adversely affect our results of operations and financial condition.

We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent in part on us making the right investments at the right time in people, technology, product development, manufacturing capacity, and to expand into new markets including in electric vehicle markets. If we fail to realize expected rates of return on our investments, we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets, potentially resulting in lost market share to our competitors.
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
Product innovations have been and will continue to be a part of our business strategy. We believe it is important for us to continue to meet our customers’ demands for product innovation, improvement and enhancement, including the continued development of new-generation products, and design improvements and innovations that improve the quality and efficiency of our products including manufacturing seats with airbags, seatbelts and other safety devices and improvements. However, such development will require us to continue to invest in research and development and sales and marketing. Such investments are subject to the risks generally associated with product development, including difficulty in gaining market acceptance, delays in product development and failure of products to operate properly. Additionally, we have exposure to excess costs as we are engaged in multiple development programs for new electric vehicles, each with unique designs and timelines. These electric vehicle programs require the use of a higher level of technical expertise with increased costs and the incremental cost is variable depending on the pace and success rate of the innovation process, the prototyping and mule build process, the production tooling process and then production ramp-up. In addition, our competitors may develop new products before us or may produce similar products that compete with our new products. We may, as a result of these factors, be unable to meaningfully focus on product innovation as a strategy and may therefore be unable to meet our customers’ demands for product innovation, which could have an adverse effect on our business, operating results and financial condition.

We rely on third parties for raw materials, parts, and components.
We source a variety of systems, components, raw materials and parts, including but not limited to top covers, fabricated steel, semiconductor chips, chemicals, seat-foam, air bag, air bag inflators, seat belts, and other components from third parties. From time to time these third-party items do not meet the quality standards that we desire, which could harm our reputation, cause delays and cause us to incur significant costs. Furthermore, we may be unable to source third-party items in sufficient quantities or at acceptable prices. We are currently experiencing difficulty sourcing certain raw materials, parts and components required for our operations, which is having an adverse effect on our results of operations.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production.
We, as with other component manufactures in the commercial vehicle industry, sometimes ship products to the customers throughout the world so they are delivered on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) also sometimes use a similar method. This just-in-time method makes the logistics supply chain in the industries we serve complex and vulnerable to disruptions.
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
During 2021 and 2022, we experienced supply chain disruptions (including longer lead-times to procure parts from China and due to port backups) that caused volatility on our customers' production schedules and had a negative impact on our results.

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

As of December 31, 2022, a majority of employees based in Mexico are unionized. In addition, approximately 74% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
We warrant the workmanship and materials of many of our products under limited warranties and have entered into warranty agreements with certain customers that warranty certain of our products in the hands of customers of our customers, in some cases for many years. From time to time, we receive product warranty claims from our customers, pursuant to which we have or may be required to bear costs of repair or replacement of certain of our products. Accordingly, we are subject to risk of warranty claims in the event that our products do not conform to our customers’ specifications or, in some cases in the event that our products do not conform to their customers’ expectations. It is possible for warranty claims to result in costly product recalls, significant repair costs and damage to our reputation, all of which could adversely affect our results of operations.

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
Our operating results, revenues and expenses have in the past varied and may in the future vary significantly from quarter-to-quarter or year-to-year. These fluctuations have in the past and could have in the future an adverse effect on the market price of our common stock.
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
We rely on technology for the operation of our business. Systems failures or outages could compromise our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, civil unrest, an industrial accident, a cyber-attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees for an extended period of time. While technology can streamline many business processes and ultimately reduce the costs of operations, technology initiatives present short-term cost and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness of the end product. These issues could escalate over time. If we were unable to find and retain associates with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, financial information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Like most companies, our systems are under attack on a routine basis. Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber attacks, cyber frauds or other computer related penetrations. While we take commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal and state-sponsored cybercrime and cyber threats. While we are not aware of having experienced a material breach of our cybersecurity systems in the recent past, administrative, internal accounting and technical controls as well as other preventative actions may be insufficient to prevent security breaches to our systems or those of third parties with whom we do business. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses, ransomware and malware. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business and our results of operations.

Item 1B.Unresolved Staff Comments

None.
Item 2.Properties
Our corporate office is located in New Albany, Ohio. Several of our facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. We have seven owned and 23 leased principal facilities. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and term loan credit facility as described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in the regions. All locations are principally used for manufacturing, assembly, distribution or warehousing, except for our New Albany, Ohio facility, which is principally an administrative office, and the research and development facility in Phoenix, AZ.
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
As of March 6, 2023, there were approximately 141 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG.
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index, our Legacy Peer Group, and New Peer Group. The composition of our Legacy Peer Group and our New Peer Group are discussed below. The graph assumes that the value of the investment in the Company’s common stock, in the legacy peer group, in the new peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

The legacy peer group includes Altra Industrial Motion Corp., American Railcar Industries Inc., ASTEC Industries Inc., Columbus McKinnon Corp., Dorman Products Inc., EnPro Industries, Federal Signal Corp., Freightcar America Inc., Gentherm Inc., L.B. Foster Company, LCI Industries, Modine Manufacturing, Shiloh Industries, Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., and Supreme Industries (the "Legacy Peer Group"). Supreme Industries was purchased by Wabash National Corporation and is reported as part of the peer group only through 2017. American Railcar Industries, Inc. was purchased by ITE Management and is reported as part of the peer group only through 2018. Shiloh Industries was purchased by MiddleGround Capital LLC and is reported as part of the peer group only through 2020.

The new peer group includes Altra Industrial Motion Corp., ASTEC Industries Inc., Blue Bird Corp., Columbus McKinnon Corp., Cooper-Standard Holdings Inc., EnPro Industries, Federal Signal Corp., Gentherm Inc., L.B. Foster Company, Modine Manufacturing, Motorcar Parts of America, Inc., Myers Industries, Inc., NN Inc., Standard Motor Products Inc., Stoneridge Inc., Superior Industries International Inc., The Shyft Group Inc., and Wabash National Corp (the "New Peer Group").

$300.00
$200.00
$100.00
$0.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Commercial Vehicle Group, Inc.
NASDAQ Composite
Legacy Peer Group
New Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Commercial Vehicle Group, Inc.	100.00	53.32	59.40	80.85	75.33	63.62
NASDAQ Composite	100.00	97.18	132.88	192.74	235.56	158.97
Legacy Peer Group	100.00	84.13	103.68	128.02	153.68	134.41
New Peer Group	100.00	65.48	78.55	93.23	103.52	99.48

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
We did not repurchase any of our common stock on the open market during 2022. Our employees surrendered 191,015 shares of our common stock in 2022 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2014 Equity Incentive Plan and the 2020 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2022:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2022 through March 31, 2022	55,370	$8.37	—	—
June 1, 2022 through June 30, 2022	68,167	$6.57	—	—
September 1, 2022 through September 30, 2022	9,889	$5.52	—	—
October 1, 2022 through October 31, 2022	5,656	$4.16	—	—
November 1, 2022 through November 30, 2022	347	$6.40	—	—
December 1, 2022 through December 31, 2022	51,586	$6.81	—	—

No other shares were surrendered during the year ended December 31, 2022.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2022 that were not registered under the Securities Act of 1933, as amended.

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
Business Overview

CVG is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the industrial automation markets. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve.
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
Commercial Trends in the Vehicle Solutions and Aftermarket & Accessories Segments
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks in North America. Heavy-duty truck OEMs generally dictate the specifications of component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
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
North American heavy-duty truck production was 315,128 units in 2022. According to a February 2023 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decrease to 305,000 units in 2023. ACT Research estimated that the average age of active North American Class 8 trucks was 5.8 years in 2022. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production was 241,172 units in 2022. According to a February 2023 report by ACT Research, North American Class 5-7 truck production is expected to increase to 242,000 units in 2023. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
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

The invasion of Ukraine by Russia and the retaliatory measures taken by the U.S., NATO and other countries have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We cannot be certain that international tensions will not affect our facility in the Ukraine, including due to the Russian invasion, electrical outages, cyber-attacks and periodic battles with separatists closer to our facility. In addition, certain of our employees in Ukraine may be conscripted into the military and/or sent to fight in the ongoing conflict. Furthermore, most of our products manufactured in Ukraine are shipped across the border from Ukraine to the Czech Republic for further delivery to our customers. If the border crossing were to be closed or restricted for any reason, or if our customers decide to stop ordering from us or shift orders to our competitors, we would experience a loss of the use of our Ukrainian facility, which could have an adverse effect on our results of operations and financial condition.

The COVID-19 pandemic has caused and continues to cause, significant volatility, uncertainty and economic disruptions to our business. During the twelve months ended December 31, 2022, we experienced shutdowns at our plant in Shanghai, China due to the COVID-19 pandemic. While we continue to operate our facilities, we may experience production slowdowns and/or shutdowns at our manufacturing facilities in North America, Europe and Asia Pacific as a result of government orders, our inability to obtain component parts from suppliers and/or inconsistent customer demand. In addition, many of our suppliers and customers may experience production slowdowns and/or shutdowns, which may further impact our business, sales and results of operation. The extent of the adverse effect of the COVID-19 pandemic on our business results depends on a number of factors beyond our control.

While backlog continues to be strong in the truck markets, all markets we operate in were impacted by supply chain constraints which caused volatility on our customers' production schedules and had a negative impact on our results. Overall, we continued to experience global supply chain disruptions and significant inflation, including longer lead-times to procure parts from China and due to port backups, labor inflation, chip shortages, steel and other raw material inflation, labor shortages and freight cost increases. The impact of the pandemic, the related economic recovery and global inflationary pressures continue to be uneven from period to period and across our global footprint based on local and regional outbreaks. We continue to proactively monitor, assess and seek to minimize disruptions and delays in production due to labor shortages or customer schedules, focus on cost control and recovery through pricing adjustments, and take reasonable measures to protect our workforce.
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

CONSOLIDATED RESULTS OF OPERATIONS
The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated (dollars are in thousands):

	2022		2021		2020
Revenues	$981,553	100.0%	$971,578	100.0%	$717,699	100.0%
Cost of revenues	895,048	91.2	852,591	87.8	643,623	89.7
Gross profit	86,505	8.8	118,987	12.2	74,076	10.3
Selling, general and administrative expenses	66,361	6.8	69,406	7.1	68,228	9.5
Goodwill and other impairment	—	—	—	—	29,017	4.0
Operating income (loss)	20,144	2.1	49,581	5.1	(23,169)	(3.2)
Other (income) expense	10,463	1.1	(878)	(0.1)	728	0.1
Interest expense	9,827	1.0	11,179	1.2	20,603	2.9
Loss on extinguishment of debt	921	0.1	7,155	0.7	—	—
Income (loss) before provision for income taxes	(1,067)	(0.1)	32,125	3.3	(44,500)	(6.2)
Provision (benefit) for income taxes	20,904	2.1	8,393	0.9	(7,451)	(1.0)
Net income (loss)	$(21,971)	(2.2)%	$23,732	2.4%	$(37,049)	(5.2)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2022	2021	Dollar Change	% Change
Revenues	$981,553	$971,578	$9,975	1.0%
Gross profit	86,505	118,987	(32,482)	(27.3)
Selling, general and administrative expenses	66,361	69,406	(3,045)	(4.4)
Other (income) expense	10,463	(878)	11,341	NM [1]
Interest expense	9,827	11,179	(1,352)	(12.1)
Loss on extinguishment of debt	921	7,155	(6,234)	(87.1)
Provision (benefit) for income taxes	20,904	8,393	12,511	149.1
Net income (loss)	(21,971)	23,732	(45,703)	NM [1]
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:
•a $68.5 million, or 11.1%, increase in sales to OEM;
•a $91.6 million, or 55.7%, decrease in industrial automation sales;
•a $12.2 million, or 6.8%, increase in aftermarket and OES sales; and
•a $20.9 million, or 228.4%, increase in other revenues.
Twelve months ended December 31, 2022 revenues were unfavorably impacted by foreign currency exchange translation of $18.6 million, which is reflected in the change in revenues above. The increase in revenues was primarily driven by increased pricing to offset material cost increases and increased sales volume, offset by sales volume decreases in the Industrial Automation segment.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The decrease in gross profit is primarily attributable to the Industrial Automation segment which experienced decreased sales volume and an inventory charge of $10.4 million during the year ended December 31, 2022. Cost of revenues increased $42.5 million, or 5.0% as a result of an increase in raw material and purchased component costs of $23.5 million, or 4.1%; an increase in wages and benefits of $3.5 million, or 4.8%; and an increase in overhead expenses of $15.5 million, or 7.4%. As a percentage of revenues, gross profit margin was 8.8% for the year ended December 31, 2022 compared to 12.2% for the year ended December 31, 2021.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as Contingent Consideration, marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $3.0 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to lower incentive compensation and health care expense. As a percentage of revenues, SG&A expense was 6.8% for the twelve months ended December 31, 2022 compared to 7.1% for the twelve months ended December 31, 2021.
Other (Income) Expense. Other expense increased $11.3 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021 due primarily to a settlement of the Company's U.S. Pension Plan liabilities of $9.2 million as well as an unfavorable change in foreign currency of $1.3 million.
Interest Expense.  Interest associated with our debt was $9.8 million and $11.2 million for the years ended December 31, 2022 and 2021, respectively. The decrease primarily related to lower interest rates, partially offset by a higher average debt balance during the respective comparative periods.
Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term Loan facility due 2026 and $0.3 million of other associated fees. During the twelve months ended December 31, 2021 the Company refinanced its long-term debt, which resulted in a loss of $7.2 million, including a $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of $3.0 million and $0.5 million of other associated fees.
Provision (Benefit) for Income Taxes. Income tax expense of $20.9 million and $8.4 million were recorded for the year ended December 31, 2022 and 2021, respectively. The period over period change in income tax was primarily impacted by establishing a full valuation allowance on our U.S. deferred tax assets of $24.5 million offset by the elimination of a $9.9 million valuation allowance on our United Kingdom (U.K.) deferred tax asset.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2021	2020	Dollar Change	% Change
Revenues	$971,578	$717,699	$253,879	35.4%
Gross profit	118,987	74,076	44,911	60.6
Selling, general and administrative expenses	69,406	68,228	1,178	1.7
Goodwill and other impairment	—	29,017	(29,017)	(100.0)
Other (income) expense	(878)	728	(1,606)	NM1
Interest expense	11,179	20,603	(9,424)	(45.7)
Loss on extinguishment of debt	7,155	—	7,155	100.0
Provision (benefit) for income taxes	8,393	(7,451)	15,844	NM1
Net income (loss)	23,732	(37,049)	60,781	NM1
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
•a $99.1 million, or 151.9%, increase in industrial automation sales;

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

SEGMENT RESULTS OF OPERATIONS

Vehicle Solutions Segment Results

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The table below sets forth certain Vehicle Solutions Segment operating data for the twelve months ended, (dollars are in thousands):

	2022	2021	Dollar Change	% Change	2020	Dollar Change	% Change
Revenues	$579,731	$498,913	$80,818	16.2%	$366,636	$132,277	36.1%
Gross profit	45,979	50,608	(4,629)	(9.1)	32,398	18,210	56.2
Selling, general & administrative expenses	24,930	26,959	(2,029)	(7.5)	22,510	4,449	19.8
Goodwill and other impairment	—	—	—	—	7,245	(7,245)	(100.0)
Operating income (loss)	21,049	23,649	(2,600)	(11.0)	2,643	21,006	794.8
Revenues.  The increase in 2022 revenues of $80.8 million from 2021 primarily resulted from increased pricing to offset material cost pass-through and new business wins offset by lower shipments caused by the COVID-19 shutdown in China. The increase in 2021 revenues of $132.3 million from 2020 was primarily a result of increased sales volume and increased pricing to offset material cost increases.
Gross Profit. The decrease in 2022 gross profit of $4.6 million from 2021 was primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. Included in gross profit is cost of revenues, which increased $85.4 million, or 19.1%, in line with the sales increase of 16.2%. The cost of revenue increase included an increase in raw material and purchased component costs of $66.4 million, or 22.3%; an increase in wages and benefits of $3.2 million, or 10.2%; and an increase in overhead expenses of $15.8 million, or 13.2%. The increase in 2021 gross profit of $18.2 million from 2020 was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2022, was 7.9%, 10.1%, and 8.8%, respectively. The decrease in gross profit in 2022 from 2021 was primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The increase in gross profit in 2021 from 2020 was primarily due to recovery from COVID-19 related disruptions which peaked during 2020.

Selling, General and Administrative Expenses.  The decrease in 2022 SG&A expenses of $2.0 million from 2021 was primarily due to lower incentive compensation and health care expense. The increase in 2021 SG&A expenses of $4.4 million from 2020 was primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the Company's temporary actions taken in response to the COVID-19 pandemic.
Impairment Expense. The Company recorded an impairment of goodwill and long-lived assets for the twelve months ended December 31, 2020.

Electrical Systems Segment Results

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The table below sets forth certain Electrical Systems Segment operating data for the twelve months ended, (dollars are in thousands):

	2022	2021	Dollar Change	% Change	2020	Dollar Change	% Change
Revenues	$180,404	$168,971	$11,433	6.8%	$141,094	$27,877	19.8%
Gross profit	23,993	20,773	3,220	15.5	12,185	8,588	70.5
Selling, general & administrative expenses	5,775	6,213	(438)	(7.0)	3,996	2,217	55.5
Goodwill and other impairment	—	—	—	—	$1,150	(1,150)	(100.0)
Operating income	18,218	14,560	3,658	25.1	7,039	7,521	106.8
Revenues.  The increase in 2022 revenues of $11.4 million from 2021 is primarily attributable to increased pricing to offset material cost pass-through and new business wins. The increase in 2021 revenues of $27.9 million from 2020 was primarily a result of increased sales volume and increased pricing to offset material cost increases.
Gross Profit.  The increase in 2022 gross profit of $3.2 million from 2021 was primarily due to increased sales volume and increased pricing to offset material cost increases. Included in gross profit is cost of revenues, which increased $8.2 million, or 5.5%, in line with the sales increase of 6.8%. The cost of revenue increase included an increase in raw material and purchased component costs of $4.7 million, or 5.6%; an increase in wages and benefits of $3.8 million, or 16.3%; and a decrease in overhead expenses of $0.3 million, or 0.7%. The increase in 2021 gross profit of $8.6 million from 2020 was primarily attributable to the increase in sales volume and increased pricing to offset material cost increases.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2022, was 13.3%, 12.3%, and 8.6%, respectively. The increase in 2022 gross profit margin was primarily due to increased sales volume and increased pricing to offset material cost increases. The increase in 2021 from 2020 was primarily due to recovery from COVID-19 related disruptions which peaked during 2020.

Selling, General and Administrative Expenses. 2022 SG&A expenses decreased $0.4 million from 2021, essentially flat on a percent of sales basis. The increase in 2021 SG&A expenses of $2.2 million from 2020 was primarily due to wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the temporary actions taken by the Company in response to the COVID-19 pandemic.

Impairment Expense. The Company recorded an impairment of goodwill and long-lived assets for the twelve months ended December 31, 2020.

Aftermarket & Accessories Segment Results

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The table below sets forth certain Aftermarket & Accessories Segment operating data for the twelve months ended, (dollars are in thousands):

	2022	2021	Dollar Change	% Change	2020	Dollar Change	% Change
Revenues	$133,671	$115,782	$17,889	15.5%	$108,314	$7,468	6.9%
Gross profit	18,836	17,980	856	4.8	16,658	1,322	7.9
Selling, general & administrative expenses	6,925	5,889	1,036	17.6	5,396	493	9.1
Operating income	11,911	12,091	(180)	(1.5)	11,262	829	7.4

Revenues.  The increase in 2022 revenues of $17.9 million from 2021 resulted from increased sales volume and increased pricing to offset material cost pass-through. The increase in 2021 revenues of $7.5 million from 2020 was primarily a result of increased sales volume and increased pricing to offset material cost increases.
Gross Profit. The increase in 2022 gross profit of $0.9 million from 2021 is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. Included in gross profit is cost of revenues, which increased $17.0 million, or 17.4%. The cost of revenue increase included an increase in raw material and purchased component costs of $7.9 million, or 12.6%; an increase in wages and benefits of $2.9 million, or 35.6%; and an increase in overhead expenses of $6.2 million, or 23.3%. The increase in 2021 gross profit of $1.3 million from 2020 was consistent with the revenue increase.

As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2022, was 14.1%, 15.5%, and 15.4%, respectively. The decrease in 2022 gross profit margin is primarily due to global supply chain and market disruptions which have resulted in increased labor costs, raw material inflation, and freight cost increases. The twelve months ended December 31, 2022 results include charges of $1.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  The increase in 2022 SG&A expenses of $1.0 million from 2021, consistent with the prior year amount on a percent of sales basis.

Industrial Automation Segment Results

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 and Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Contemporaneously with the filing of this Form 10-K, we updated our reportable segments to rename Warehouse Automation to Industrial Automation. The table below sets forth certain Industrial Automation Segment operating data for the twelve months ended, (dollars are in thousands):

	2022	2021	Dollar Change	% Change	2020	Dollar Change	% Change
Revenues	$87,747	$187,912	$(100,165)	(53.3)%	$101,655	$86,257	84.9%
Gross profit	(2,303)	29,669	(31,972)	NM [1]	13,205	16,464	124.7
Selling, general & administrative expenses	5,564	6,106	(542)	(8.9)	9,698	(3,592)	(37.0)
Goodwill and other impairment	—	—	—	—	19,829	(19,829)	(100.0)
Operating income (loss)	(7,867)	23,563	(31,430)	NM [1]	(16,322)	39,885	NM [1]
1.Not meaningful
Revenues.  The decrease in 2022 revenues of $100.2 million from 2021 primarily resulted from lower sales volume due to decreased customer demand. The increase in 2021 revenues of $86.3 million from 2020 was primarily a result of increased volume of sales and increased pricing to offset material cost increases.
Gross Profit.  The decrease in 2022 gross profit of $32.0 million from 2021 was primarily attributable to lower sales volume and an inventory charge of $10.4 million. Included in gross profit is cost of revenues, which decreased $68.2 million, or 43.1%, in line with the sales decrease of 53.3%. The cost of revenue decrease included a decrease in raw material and purchased component costs of $55.5 million, or 44.0%; a decrease in wages and benefits of $6.4 million, or 63.3%; and a decrease in overhead expenses of $6.3 million, or 28.8%. The increase in 2021 gross profit of $16.5 million from 2020 was primarily attributable to the increase in sale volume and increased pricing to offset material cost increases.
As a percentage of revenues, gross profit for each of the years in the three‑year period ended December 31, 2022, was (2.6)%, 15.8%, and 13.0%, respectively. The decrease in gross profit as a percentage of revenues in 2022 from 2021 is a result of lower sales volumes and the increase in 2021 from 2020 was primarily due to fixed cost leverage. The twelve months ended December 31, 2022 results include charges of $1.7 million associated with the restructuring program.
Selling, General and Administrative Expenses.  SG&A expenses decreased $0.5 million in 2022 compared to 2021. SG&A expenses decreased $3.6 million in 2021 compared to 2020 as a result of wages and benefits returning to or increasing beyond pre-pandemic levels in 2021 when compared to the reduced wages and benefits in 2020 due to the Company's temporary actions taken in response to the COVID-19 pandemic, offset by a $5.0 million decrease in charge for Contingent Consideration.

Impairment Expense. The Company recorded an impairment of goodwill and long-lived assets for the twelve months ended December 31, 2020.

Liquidity and Capital Resources
At December 31, 2022, the Company had no borrowings under its revolving credit facility. At December 31, 2022, the Company had liquidity of $180.6 million, consisting of $31.8 million of cash and $148.8 million availability from its revolving credit facility.
We intend to allocate resources consistent with the following priorities: (1) invest in growth; (2) invest in operational improvements; (3) manage working capital; (4) to reduce debt; and (5) other actions deemed appropriate by management to improve operational performance.
Our primary source of liquidity during the year ended December 31, 2022 was cash and availability under our revolving credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, planned capital expenditures and servicing of our debt through the next twelve months. However, there is no assurance that these sources of capital will provide for our funding needs. We also rely on the timely collection of receivables as a source of liquidity. As of December 31, 2022, we had no borrowings under our revolving credit facility, outstanding letters of credit of $1.2 million and borrowing availability of $148.8 million.
As of December 31, 2022, cash of $31.7 million was held by foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of December 31, 2022 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

Covenants and Liquidity
On May 12, 2022, the Company entered into an amendment to increase its existing senior secured credit facilities to $325 million from $275 million consisting of a $175 million Term Loan A and a $150 million Revolving Credit Facility. The amendment provides the Company with additional capital flexibility to execute upon its transformation and growth initiatives. As part of the amended terms of the agreement, the maturity date of the Senior Secured Credit Facilities has been extended by twelve months to May 12, 2027, the interest rate decreased by 50 bps at various leverage ratios based on SOFR, and the maximum consolidated total leverage ratio increased from 3.25x to 3.75x until December 31, 2022 with a quarterly step down of 25 bps to 3.00x leverage by September 30, 2023 and the maximum consolidated total leverage ratio will remain at this level thereafter. Further, separate from the Company’s annual $35 million capital spending cap, a one-time $45 million capital project basket was included in the amendment. All other key provisions, including the $75 million accordion, acquisition holiday, and other baskets remain unchanged.
Our ability to comply with the covenants in the Credit Agreement, as discussed in Note 3, Debt, of our Consolidated Financial Statements may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant and other covenants in the Credit Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants.

Cash Flows

	2022	2021	2020
	(In thousands)
Net cash provided (used) by operating activities	$68,947	$(29,832)	$34,372
Net cash used in investing activities	(19,710)	(17,566)	(6,420)
Net cash (used) provided in financing activities	(50,091)	31,011	(19,262)
Effect of currency exchange rate changes on cash	(2,279)	842	2,302
Net (decrease) increase in cash	$(3,133)	$(15,545)	$10,992

Operating activities. For the year ended December 31, 2022, net cash provided by operations was $68.9 million compared to net cash used in operations of $29.8 million for the year ended December 31, 2021. Net cash provided by operating activities is primarily attributable to the decrease in working capital expenditures for the year ended December 31, 2022 as compared to the prior year period.
For the year ended December 31, 2021, net cash used in operations was $29.8 million compared to net cash provided by operations of $34.4 million for the year ended December 31, 2020. Net cash used in operating activities is primarily attributable to the increase in working capital expenditures for the year ended December 31, 2021 as compared to the prior year period.
In 2023, we expect capital expenditures to be in the range of $20 million to $25 million.
Investing activities. For the year ended December 31, 2022, net cash used in investing activities was $19.7 million compared to $17.6 million for the year ended December 31, 2021.
For the year ended December 31, 2021, net cash used in investing activities was $17.6 million compared to $6.4 million for the year ended December 31, 2020. The increase in net cash used in investing activities is primarily due to a return to normal investment following the COVID-19 pandemic slowdown which impacted 2020.
Financing activities. For the year ended December 31, 2022, net cash used in financing activities was $50.1 million compared to the net cash provided by financing activities of $31.0 million for the year ended December 31, 2021. Net cash used in financing activities for the year ended December 31, 2022 is primarily attributable to $43.2 million of net repayments under our credit facilities compared to net borrowings of $43.0 million in the prior year.
For the year ended December 31, 2021, net cash provided by financing activities was $31.0 million compared to the net cash used in financing activities of $19.3 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 is attributable to $49.4 million of net borrowings under the revolving credit facility offset by $8.0 million of costs attributed to debt amendment and extinguishment completed during the twelve months ended December 31, 2021 and a $5.0 million Contingent Consideration payment.

Debt and Credit Facilities

The debt and credit facility summaries described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Debt obligations	$152,500	$10,938	$35,001	$106,561	$—
Estimated interest payments	37,321	10,451	17,969	8,901	—
Leasing obligations	35,785	9,359	11,007	6,282	9,137
Non-U.S. pension funding	22,031	1,072	2,288	2,533	16,138
Total	$247,637	$31,820	$66,265	$124,277	$25,275

We estimated future interest payments based on the effective interest rate as of December 31, 2022. Since December 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
We expect to contribute approximately $1.1 million to our U.K. pension plan in 2023. During the year ended December 31, 2022, the Company settled its U.S. Pension Plan liabilities.
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
As of December 31, 2022, we were not a party to significant purchase obligations for goods or services.
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
Interest Rate Risk
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company entered into an interest rate swap agreement to fix the interest rate on approximately 50% of the outstanding Term Loan Facility, which was an initial aggregate amount of $87.5 million thereby reducing exposure to interest rate changes. A change in our variable interest rate of 100 basis points for a full twelve-month period would have an approximate $1.0 million impact on interest expense assuming approximately 50% of our average fiscal 2022 variable-rate term loan debt had not been hedged via an interest rate swap agreement.
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
Outstanding foreign currency forward exchange contracts at December 31, 2022 are more fully described in Note 6, Fair Value Measurement, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
At December 31, 2022 and 2021, the potential reduction in earnings from a hypothetical 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would have been immaterial.
Foreign Currency Transactions
A portion of our revenues during the year ended December 31, 2022 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2022 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Indian Rupee, Thai Baht, and Ukrainian Hryvnia. Foreign currency translation adversely impacted fiscal year 2022 revenues by $18.6 million.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of revenue

As discussed in Note 2 to the consolidated financial statements, revenue is recognized when a performance obligation has been satisfied and control of a product has been transferred to the customer, usually at a designated shipping point and in accordance with customer specifications. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. For the year ended December 31, 2022, the Company recorded $981.6 million of revenue.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included controls over the IT systems and automated and manual process level controls related to the processing and recording of revenue. We performed a software-assisted data analysis to assess certain relationships among revenue transactions. For a selection of transactions, we (1) compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and/or other relevant and reliable third-party data, including cash received from customers and (2) evaluated the timing of revenue recognition based on the shipment date. In addition, we involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 6, 2023

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands, except per share amounts)
Revenues	$981,553	$971,578	$717,699
Cost of revenues	895,048	852,591	643,623
Gross profit	86,505	118,987	74,076
Selling, general and administrative expenses	66,361	69,406	68,228
Goodwill and other impairment	—	—	29,017
Operating income (loss)	20,144	49,581	(23,169)
Other (income) expense	10,463	(878)	728
Interest expense	9,827	11,179	20,603
Loss on extinguishment of debt	921	7,155	—
Income (loss) before provision for income taxes	(1,067)	32,125	(44,500)
Provision (benefit) for income taxes	20,904	8,393	(7,451)
Net income (loss)	$(21,971)	$23,732	$(37,049)
Earnings (loss) per common share
Basic	$(0.68)	$0.75	$(1.20)
Diluted	$(0.68)	$0.72	$(1.20)
Weighted average shares outstanding
Basic	32,334	31,501	30,943
Diluted	32,334	32,790	30,943

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
Net income (loss)	$(21,971)	$23,732	$(37,049)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,366)	(1,421)	5,008
Change in defined benefit plans, net of tax	11,238	4,673	(5,041)
Derivative instruments, net of tax	4,016	(684)	977
Other comprehensive income	10,888	2,568	944
Comprehensive income (loss)	$(11,083)	$26,300	$(36,105)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021
ASSETS	(in thousands, except share and per share amounts)
Current assets:
Cash	$31,825	$34,958
Accounts receivable, net of allowances of $306 and $243, respectively	152,626	174,472
Inventories	142,542	141,045
Other current assets	12,582	20,201
Total current assets	339,575	370,676
Property, plant and equipment, net of accumulated depreciation of $184,131 and $172,536, respectively	67,805	63,126
Operating lease right-of-use asset, net	26,372	26,116
Intangible assets, net of accumulated amortization of $21,148 and $18,180, respectively	14,620	18,283
Deferred income taxes, net	12,275	24,108
Other assets	9,621	5,384
TOTAL ASSETS	$470,268	$507,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,091	$101,915
Current operating lease liabilities	7,421	9,048
Accrued liabilities and other	35,388	41,792
Current portion of long-term debt	10,938	9,375
Total current liabilities	175,838	162,130
Long-term debt	141,499	185,581
Long-term operating lease liabilities	19,422	18,519
Pension and other post-retirement liabilities	8,428	9,905
Other long-term liabilities	5,041	4,905
Total liabilities	350,228	381,040
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 32,826,852 and 32,034,592 shares issued and outstanding, respectively)	328	321
Treasury stock, at cost: 1,899,996 and 1,708,981 shares, respectively	(14,514)	(13,172)
Additional paid-in capital	261,371	255,566
Retained deficit	(95,595)	(73,624)
Accumulated other comprehensive loss	(31,550)	(42,438)
Total stockholders’ equity	120,040	126,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,268	$507,693

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
Balance - December 31, 2019	30,801,255	$323	$(11,230)	$245,852	$(60,307)	$(45,950)	$128,688
Issuance of restricted stock	544,787	(10)	—	—	—	—	(10)
Surrender of common stock by employees	(96,231)	—	(663)	—	—	—	(663)
Share-based compensation expense	—	—	—	3,460	—	—	3,460
Total comprehensive income (loss)	—	—	—	—	(37,049)	944	(36,105)
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Issuance of restricted stock	933,139	8	—	—	—	—	8
Surrender of common stock by employees	(148,358)	—	(1,279)	—	—	—	(1,279)
Share-based compensation expense	—	—	—	6,254	—	—	6,254
Total comprehensive income	—	—	—	—	23,732	2,568	26,300
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Issuance of restricted stock	983,275	10	—	—	—	—	10
Surrender of common stock by employees	(191,015)	(3)	(1,342)	—	—	—	(1,345)
Share-based compensation expense	—	—	—	5,805	—	—	5,805
Total comprehensive income	—	—	—	—	(21,971)	10,888	(11,083)
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,971)	$23,732	$(37,049)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,181	18,495	18,493
Impairment expense	—	—	29,017
Noncash amortization of debt financing costs	350	1,008	1,929
Pension plan settlement	9,202	—	—
Payment in kind interest expense	—	2,254	5,431
Shared-based compensation expense	5,805	6,254	3,460
Deferred income taxes	12,480	2,078	(12,129)
Noncash loss (gain) on forward exchange contracts	(43)	(788)	299
Loss on extinguishment of debt	921	7,155	—
Settlement of derivative contract	3,900	—	—
Change in other operating items:
Accounts receivable	19,173	(23,569)	(34,284)
Inventories	(3,675)	(50,283)	(6,828)
Prepaid expenses	966	(1,910)	2,896
Accounts payable	21,842	(11,570)	48,046
Accrued liabilities	(912)	4,438	8,650
Other operating activities, net	2,728	(7,126)	6,441
Net cash (used in) provided by operating activities	68,947	(29,832)	34,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,710)	(17,653)	(7,142)
Proceeds from disposal/sale of property, plant and equipment	—	87	722
Net cash used in investing activities	(19,710)	(17,566)	(6,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	30,625	150,000	—
Repayment of term loan facility	(24,375)	(3,750)	—
Repayment of 2023 term loan facility principal	—	(152,654)	(14,375)
Borrowings under revolving credit facility	65,200	86,200	—
Repayment of revolving credit facility	(114,600)	(36,800)	—
Borrowings under ABL revolving credit facility	—	11,300	15,000
Repayment of ABL revolving credit facility	—	(11,300)	(15,000)
Surrender of common stock by employees	(1,342)	(1,279)	(663)
Debt extinguishment payments and early payment fees on debt	—	(3,031)	—
Debt issuance and amendment costs	(648)	(2,333)	(2,779)
Contingent consideration payment	(4,750)	(5,000)	(1,000)
Other financing activities, net	(201)	(342)	(445)
Net cash provided by (used in) financing activities	(50,091)	31,011	(19,262)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(2,279)	842	2,302
NET INCREASE (DECREASE) IN CASH	(3,133)	(15,545)	10,992
CASH:
Beginning of period	34,958	50,503	39,511
End of period	$31,825	$34,958	$50,503
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,305	$8,460	$12,193
Cash paid for income taxes, net	$4,041	$4,109	$2,483
Unpaid purchases of property and equipment included in accounts payable	$1,701	$1,063	$131
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

1.    Significant Accounting Policies

Organization - Commercial Vehicle Group, Inc. and its subsidiaries is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the industrial automation markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Belgium, Czech Republic, Ukraine, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction vehicle original equipment manufacturers ("OEMs"), parts and service dealers, distributors, as well as top e-commerce retailers.
We report our financial results by business segment; more specifically, Vehicle Solutions, Electrical Systems, Aftermarket & Accessories and Industrial Automation. The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews financial information for these four reportable segments and makes decisions regarding the allocation of resources based on these segments. See Note 16, Segment Reporting, for more information.

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
Inventories - Inventories are valued at the lower of first-in, first-out basis or market and are measured at the lower of cost or net realizable value. Inventory quantities on-hand are regularly reviewed and when necessary provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use. During the years ended December 31, 2022 and 2021, we recorded an inventory charge of $10.4 million and zero, respectively. The charge recorded during the year ended December 31, 2022 was primarily related to decreased demand in the Industrial Automation segment.

Inventories consisted of the following as of December 31:

	2022	2021
Raw materials	$108,417	$107,505
Work in process	17,757	21,671
Finished goods	16,368	11,869
Total Inventory	$142,542	$141,045
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation.
Property, plant, and equipment, net consisted of the following as of December 31:

	2022	2021
Land and buildings	$32,267	$32,012
Machinery and equipment	212,352	194,828
Construction in progress	7,317	8,822
Property, plant, and equipment, gross	251,936	235,662
Less accumulated depreciation	(184,131)	(172,536)
Property, plant and equipment, net	$67,805	$63,126
For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives (generally 15 to 40 years for buildings and building improvements, three to 20 years for machinery and equipment, three to seven years for tools and dies, and three to five years for computer hardware and software). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2022, 2021 and 2020 was $14.8 million, $15.1 million and $15.1 million, respectively.
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

Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources including foreign currency translation, derivative instruments and pension and other post-retirement adjustments. See Note 13, Other Comprehensive (Income) Loss, for a rollforward of activity in accumulated comprehensive loss.
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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2022, receivables from our five top customers represented approximately 47.7% of total receivables.
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Also, in January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848): Scope", to clarify that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company will apply the guidance to impacted transactions during the transition period. The Company does not expect the adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements. Effective May 12, 2022, the Company transitioned all of its U.S. Dollar borrowings from LIBOR to the Secured Overnight Financing Rate ("SOFR"). See Note 3, Debt for further discussion.

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

Amount and Timing of Revenue Recognition - The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2022, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $152.6 million as of December 31, 2022 and $174.5 million as of December 31, 2021. We generally do not have other assets or liabilities associated with customer arrangements.
Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Twelve Months Ended December 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$286,391	$—	$75,824	$—	$362,215
Electrical wire harnesses, panels and assemblies	89	179,849	10,316	14,927	205,181
Trim	179,910	—	5,552	—	185,462
Industrial Automation	—	520	—	72,820	73,340
Cab structures	109,268	—	1,356	—	110,624
Mirrors, wipers and controls	4,073	35	40,623	—	44,731
Total	$579,731	$180,404	$133,671	$87,747	$981,553

	Twelve Months Ended December 31, 2021
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$267,580	$—	$55,377	$—	$322,957
Electrical wire harnesses, panels and assemblies	2,682	168,108	11,214	25,329	207,333
Trim	154,205	—	2,555	—	156,760
Industrial Automation	—	—	—	162,583	162,583
Cab structures	69,749	—	7,761	—	77,510
Mirrors, wipers and controls	4,697	863	38,875	—	44,435
Total	$498,913	$168,971	$115,782	$187,912	$971,578

	Twelve Months Ended December 31, 2020
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$205,232	$—	$58,832	$147	$264,211
Electrical wire harnesses, panels and assemblies	1,751	138,903	9,362	37,949	187,965
Trim	109,450	—	2,413	—	111,863
Industrial Automation	—	—	—	63,559	63,559
Cab structures	46,483	—	3,298	—	49,781
Mirrors, wipers and controls	3,720	2,191	34,409	—	40,320
Total	$366,636	$141,094	$108,314	$101,655	$717,699

3. Debt
Debt consisted of the following at December 31:

	2022	2021
Term loan facility	$152,500	$146,250
Revolving credit facility	—	49,400
Unamortized discount and issuance costs	(63)	(694)
	$152,437	$194,956
Less: current portion	(10,938)	(9,375)
Total long-term debt, net of current portion	$141,499	$185,581
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
The Amendment resulted in a loss on extinguishment of debt of $0.9 million, including $0.6 million non-cash write off relating to deferred financing costs and unamortized discount of the Term Loan Facility and $0.3 million of other fees associated with the Amendment, recorded in our Consolidated Statements of Operations for the twelve months ended December 31, 2022.
The proceeds of the Credit Facilities will be used, together with cash on hand of the Company, to (a) pay transaction costs, fees and expenses incurred in connection therewith and in connection with the Amended Credit Agreement and (b) for working capital and other lawful corporate purposes of the Company and its subsidiaries.
At December 31, 2022 we had no borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $148.8 million. The unamortized deferred financing fees associated with the Revolving Credit Facility were $1.3 million as of December 31, 2022 and December 31, 2021, and are being amortized over the remaining life of the Credit Agreement. At December 31, 2021, we had $49.4 million of borrowings under the Revolving Credit Facility and outstanding letters of credit of $1.4 million.
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
We were in compliance with the covenants as of December 31, 2022.
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
The discharge resulted in a loss on extinguishment of debt of $7.2 million, including $3.7 million non-cash write off relating to deferred financing costs and unamortized discount of the 2023 Term Loan Facility, a voluntary repayment premium of

$3.0 million, and $0.5 million of other associated fees, recorded in our Consolidated Statements of Operations for the Twelve Months Ended December 31, 2021.

4.    Intangible Assets
Our definite-lived intangible assets were comprised of the following:

	December 31, 2022
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,487	$(5,377)	$6,110
Customer relationships	15 years	14,161	(9,109)	5,052
Technical know-how	5 years	9,790	(6,445)	3,345
Covenant not to compete	5 years	330	(217)	113
		$35,768	$(21,148)	$14,620

	December 31, 2021
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,573	$(5,043)	$6,530
Customer relationships	15 years	14,770	(8,499)	6,271
Technical know-how	5 years	9,790	(4,487)	5,303
Covenant not to compete	5 years	330	(151)	179
		$36,463	$(18,180)	$18,283
The aggregate intangible asset amortization expense was $3.4 million for the fiscal year ended December 31, 2022, 2021 and 2020. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2022 is $3.4 million for the years ending December 31, 2023, $2.9 million for the year ending December 31, 2024 and $1.4 million for the years ending December 31, 2025 through 2027.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of December 31, 2022, hedge contracts for transactions denominated Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Consolidated Statements of Operations.
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
Contingent Consideration. As a result of the acquisition of First Source Electronics, LLC (“FSE”) on September 17, 2019, the Company agreed to pay up to $10.8 million in contingent milestone payments (“Contingent Consideration”). The Contingent Consideration is payable based on achieving certain earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds over the periods from (a) September 18, 2019 through September 17, 2020, (b) September 18, 2019 through March 17, 2021, (c) September 18, 2019 through September 17, 2022 and (d) March 18, 2021 through September 17, 2022. The payment amount will be determined on a sliding scale for reaching between 90% and 100% of the respective EBITDA targets. The fair value for the milestone payments is based on a Monte Carlo simulation utilizing forecasted EBITDA through September 17, 2022. A payment of $5.0 million was made during the second quarter of 2021 based on achievement of the second EBITDA threshold, and the final payment of $4.8 million was made during the fourth quarter of 2022 based on achievement of the third EBITDA threshold. As of December 31, 2022, there was no remaining Contingent Consideration obligations.

The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis as of December 31 and are categorized as follows:

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$—	$—	$—	$—	$1,375	$—	$1,375	$—
Interest rate swap agreement	$1,849	$—	$1,849	$—	$241	$—	$241	$—
Liabilities:
Foreign exchange contract	$356	$—	$356	$—	$—	$—	$—	$—
Interest rate swap agreement	$—	$—	$—	$—	$498	$—	$498	$—
Contingent Consideration	$—	$—	$—	$—	$4,409	$—	$—	$4,409

Details of the changes in value for the Contingent Consideration that is measured using significant unobservable inputs (Level 3) are as follows:

Amount
Contingent Consideration liability balance at December 31, 2021	$4,409
Change in fair value	341
Payments	(4,750)
Contingent Consideration liability balance at December 31, 2022	$—
The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2022		2021
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$55,220	$53,847	$49,601	$48,712
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation of derivatives in the Consolidated Balance Sheets at December 31 :

	Derivative Asset
	Balance Sheet Location	Fair Value
		2022	2021
Foreign exchange contracts	Other current assets	$—	$1,375
Interest rate swap agreement	Other assets	$1,849	$—
Interest rate swap agreement	Accrued liabilities and other	$—	$241

	Derivative Liability
	Balance Sheet Location	Fair Value
		2022	2021
Foreign exchange contracts	Accrued liabilities and other	$356	$—
Interest rate swap agreement	Accrued liabilities and other	$—	$498

	Derivative Equity
	Balance Sheet Location	Fair Value
		2022	2021
Derivative instruments	Accumulated other comprehensive (loss) income	$3,777	$757
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations:

		2022	2021
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Cost of revenues	$3,236	$2,452
Interest rate swap agreements	Interest expense	$(80)	$(9)
Foreign exchange contracts	Other (income) expense	$(334)	$134

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

Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$152,437	$143,477	$145,556	$142,265
Revolving Credit Facility [1]	$—	$—	$49,400	$49,400
1    Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $10.9 million and long-term debt of $141.5 million as of December 31, 2022, and current portion of long-term debt of $9.4 million and long-term debt of $185.6 million as of December 31, 2021.

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

The components of lease expense are as follows:

	Twelve Months Ended December 31,
	2022	2021

Operating lease cost	$10,283	$10,082
Finance lease cost:
Amortization of right-of-use assets	194	326
Interest on lease liabilities	13	27
Finance lease cost	$207	$353
Short-term lease cost [1]	5,406	6,214
Total lease expense	$15,896	$16,649
1.Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,022	$11,250
Financing cash flows from finance leases	$205	$348

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2022	December 31, 2021
Operating Leases
Right-of-use assets, net	Operating lease right-of-use asset, net	$26,372	$26,116

Current liabilities	Current operating lease liabilities	7,421	9,048
Non-current liabilities	Long-term operating lease liabilities	19,422	18,519
Total operating lease liabilities		$26,843	$27,567

Finance Leases
Right-of-use assets, net	Other assets	$270	$468

Current liabilities	Accrued liabilities and other	131	194
Non-current liabilities	Other long-term liabilities	139	272
Total finance lease liabilities		$270	$466

Weighted Average Remaining Lease Term
Operating leases		6.0 years	4.0 years
Finance leases		2.3 years	2.9 years
Weighted Average Discount Rate
Operating leases		8.4%	8.0%
Finance leases		3.9%	4.7%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2023	$9,206	$153	$9,359
2024	5,423	106	5,529
2025	5,413	65	5,478
2026	4,556	2	4,558
2027	1,724	—	1,724
Thereafter	9,137	—	9,137
Total lease payments	$35,459	$326	$35,785
Less: Imputed interest	(8,616)	(56)	(8,672)
Present value of lease liabilities	$26,843	$270	$27,113

7.    Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2022	2021	2020
Domestic	$(30,401)	$9,476	$(55,907)
Foreign	29,334	22,649	11,407
Total	$(1,067)	$32,125	$(44,500)
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2022	2021	2020
Federal (benefit) provision at statutory rate	$(224)	$6,746	$(9,345)
U.S./Foreign tax rate differential	2,320	696	492
Foreign non-deductible expenses	(1,084)	515	702
Foreign tax provision	1,734	739	611
State taxes, net of federal benefit	(297)	315	(1,086)
State tax rate change, net of federal benefit	(33)	(432)	—
Change in uncertain tax positions	38	74	71
Change in valuation allowance	14,776	366	2,146
Tax credits	(1,244)	(1,341)	(143)
Share-based compensation	(91)	(857)	(15)
Executive compensation (IRC 162m)	871	1,128	—
Repatriation of foreign earnings	1,245	208	37
GILTI, net of related foreign tax credit	365	39	(1,340)
Pension settlement	3,394	—	—
Other	(866)	197	419
(Benefit) Provision for income taxes	$20,904	$8,393	$(7,451)

The provision (benefit) for income taxes for the years ended December 31 follows:

	2022			2021			2020
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(338)	$16,831	$16,493	$46	$2,377	$2,423	$109	$(10,975)	$(10,866)
State and local	276	4,039	4,315	152	(439)	(287)	120	(559)	(439)
Foreign	8,486	(8,390)	96	6,126	131	6,257	4,449	(595)	3,854
Total	$8,424	$12,480	$20,904	$6,324	$2,069	$8,393	$4,678	$(12,129)	$(7,451)

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2022	2021
Noncurrent deferred tax assets:
Amortization and fixed assets	$9,653	$7,371
Inventories	8,514	3,914
Pension obligations	2,182	2,599
Warranty obligations	242	354
Accrued benefits	465	400
Operating leases	7,595	3,917
Tax credit carryforwards	6,703	7,106
Net operating loss carryforwards	11,809	14,944
Other temporary differences	3,797	5,483
Total noncurrent deferred tax assets	$50,960	$46,088
Valuation allowance	(31,090)	(18,371)
Net noncurrent deferred tax assets	$19,870	$27,717
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(827)	$(968)
Inventories	127	103
Operating leases	(7,585)	(3,596)
Other temporary differences	(287)	(315)
Total noncurrent tax liabilities	(8,572)	(4,776)
Net noncurrent deferred tax liabilities	$(8,572)	$(4,776)
Total net deferred tax asset	$11,298	$22,941
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Net non-current deferred tax assets	$12,275	$24,108
Non-current deferred tax liabilities (included in Other long-term liabilities)	$(977)	$(1,167)
Total net deferred tax asset	$11,298	$22,941
We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with unused tax attributes expiring and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company believes that significant uncertainty exists with respect to the future realization of our U.S. deferred tax assets and has therefore established a full valuation allowance as of December 31, 2022. Separately, the Company reversed the valuation allowance on its U.K. deferred tax assets as it believes that the weight of the positive evidence, including the cumulative income position in the three most recent years and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence during the year ended December 31, 2022.

During 2022, we recorded an additional valuation allowance of $24.5 million primarily related to establishing a full valuation allowance on our U.S. deferred tax assets, and released $11.8 million in valuation allowances, $9.9 million of which related to the deferred tax assets of our U.K. subsidiary. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.

Activity for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Balance - Beginning of the year	$18,371	$16,441	$11,992
Provisions	24,506	2,529	4,511
Utilizations	(11,787)	(599)	(62)
Balance - End of the year	$31,090	$18,371	$16,441

As of December 31, 2022, the Company had net operating loss carryforwards of $90.5 million, of which $39.8 million related to foreign jurisdictions and $50.7 million related to U.S. state jurisdictions. The carryforward periods for these net operating losses range from five years to indefinite. Utilization of these losses is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. We have established valuation allowances for all net operating losses that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2022, we had $5.0 million of U.S. foreign tax credit carryforwards, primarily attributable to the deemed repatriation of the accumulated untaxed earnings of our foreign subsidiaries resulting from the U.S. Tax Reform. Utilization of these credits may be limited if the Company does not generate sufficient U.S. federal taxable income in future years. The credits begin to expire in 2027. We have established valuation allowances for all foreign tax credits that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2022, we had $1.7 million of research and development tax credit carryforwards related to our U.S. operations. Utilization of these credits may be limited if the Company does not generate sufficient U.S. federal taxable income in future years. The credits begin to expire in 2032. We have established valuation allowances for all foreign tax credits that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2022, cash of $31.7 million was held by foreign subsidiaries. During the year ended December 31, 2022, $11.7 million was repatriated from the Company's foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of December 31, 2022 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2017. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.

As of December 31, 2022, and 2021, we provided a liability of $1.1 million and $1.1 million, respectively, for unrecognized tax benefits associated with our U.S. federal and state, and foreign jurisdictions. The majority of these unrecognized tax benefits are netted against their related non-current deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.9 million and $0.5 million accrued for the payment of interest and penalties as of December 31, 2022 and December 31, 2021, respectively. Accrued interest and penalties are included in the $1.1 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2022	2021	2020
Balance - Beginning of the year	$1,093	$1,006	$908
Gross increase - tax positions in prior periods	426	75	73
Gross decreases - tax positions in prior periods	—	—	—
Lapse of statute of limitations	(389)	—	—
Currency translation adjustment	(41)	12	25
Balance - End of the year	$1,089	$1,093	$1,006

8.    Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2022	2021
Compensation and benefits	$13,370	$16,677
Accrued freight	4,225	5,628
Taxes payable	5,092	6,391
Contingent Consideration	—	4,409
Warranty Costs	1,433	1,490
Other	11,268	7,197
	$35,388	$41,792

9.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $4.6 million, $4.0 million and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase in expense for the year ended December 31, 2021 as compared to the to the prior year period primarily resulted from the temporary suspension of the employer 401(k) match taken in response to the COVID-19 pandemic in the year ended December 31, 2020.
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
During the year ended December 31, 2022, the Company settled its U.S. Pension Plan liabilities through lump-sum payments and purchase of an annuity contract. The lump-sum payments of $4.4 million and the annuity contract totaling $25.2 million were paid out of plan assets and resulted in an $9.2 million non-cash settlement charge, which was recorded in Other comprehensive income in the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2022.

The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation — Beginning of the year	$38,848	$41,218	$48,545	$53,654
Service cost	—	—	—	—
Interest cost	617	827	785	638
Participant contributions	—	1	—	—
Benefits paid	(31,600)	(2,422)	(1,744)	(1,692)
Actuarial (gain) loss	(7,780)	(776)	(12,931)	(3,595)
Exchange rate changes	—	—	(4,770)	(460)
Benefit obligation at end of the year	$85	$38,848	$29,885	$48,545
Change in plan assets:
Fair value of plan assets — Beginning of the year	$41,201	$42,628	$38,640	$38,485
Actual return on plan assets	(5,664)	966	(12,631)	1,169
Employer contributions	30	28	1,016	1,077
Participant contributions	—	1	—	—
Benefits paid	(31,600)	(2,422)	(1,744)	(1,692)
Exchange rate changes	—	—	(3,744)	(399)
Fair value of plan assets at end of the year	3,967	41,201	21,537	38,640
Funded status	$3,882	$2,353	$(8,348)	$(9,905)

Actuarial Gain - The projected U.S. benefit obligation includes a net gain of $7.8 million for the year ended December 31, 2022, which was a result of significant increase in actual interest rates as compared to the discount rate used in 2021 to estimate the total pension obligation. The projected Non-U.S. benefit obligation includes a net gain of $12.9 million for the year ended December 31, 2022 driven primarily by a significant increase in the discount rate assumption.

Amounts recognized in the Consolidated Balance Sheets at December 31 consisted of:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2022	2021	2022	2021
Noncurrent assets	$3,967	$2,479	$—	$—
Current liabilities	(6)	(126)	—	—
Noncurrent liabilities	(79)	—	(8,348)	(9,905)
Amount recognized	$3,882	$2,353	$(8,348)	$(9,905)
The components of net periodic cost (benefit) for the years ended December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2022	2021	2020	2022	2021	2020
Interest cost	$617	$827	$1,117	$785	$638	$838
Expected return on plan assets	(681)	(2,212)	(2,075)	(1,016)	(1,000)	(1,093)
Amortization of prior service cost [1]	9,208	6	6	48	54	47
Recognized actuarial loss	373	283	283	603	953	592
Net periodic cost (benefit)	$9,517	$(1,096)	$(669)	$420	$645	$384
1 Includes $9.2 million non-cash settlement charge arising from the early payout of the U.S. defined benefit plan benefits in the year ended December 31, 2022.

Net periodic cost (benefit) components, not inclusive of service costs, are recognized in Other (income) expense within the Consolidated Statements of Operations.

Amounts Recognized in Other Comprehensive Income (Loss) - Amounts recognized in Other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2022	2021	2020	2022	2021	2020
Net actuarial loss	$(148)	$10,875	$10,689	$13,603	$13,923	$18,574
Prior service cost	27	33	39	618	687	748
	$(121)	$10,908	$10,728	$14,221	$14,610	$19,322
Other Changes in Plan Assets and Benefit Obligations Recognized in Comprehensive Income (Loss) - Amounts recognized as other changes in plan assets and benefit obligations in comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plan
	2022	2021	2022	2021
Actuarial (gain) loss	$(1,435)	$469	$615	$(3,717)
Amortization of actuarial (loss) gain	(9,575)	(283)	(672)	(942)
Prior service credit	(6)	(6)	(54)	(53)
Total recognized in other comprehensive income (loss)	$(11,016)	$180	$(111)	$(4,712)
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans		Non-U.S. Pension Plan
	2022	2021	2022	2021
Discount rate	4.84%	2.07%	4.75%	1.80%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	U.S. Pension and Other Post-Retirement Plans			Non-U.S. Pension Plan
	2022	2021	2020	2022	2021	2020
Discount rate	2.38%	2.08%	2.93%	1.80%	1.20%	1.95%
Expected return on plan assets	2.07%	5.34%	5.34%	2.90%	2.60%	3.30%
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
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.1 million to our pension plans and our other post-retirement benefit plans in 2023.

Our investment allocation target for our pension plans for 2022 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation				Actual Allocations
	2022		2021		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and cash equivalents	100	—	21	—	100	—	21	1
Equity/Balanced securities	—	42	—	53	—	42	—	52
Fixed income securities	—	58	79	47	—	58	54	47
Real estate and other	—	—	—	—	—	—	25	—
	100%	100%	100%	100%	100%	100%	100%	100%

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
The fair values of our pension plan assets by asset category and by level as described in Note 6, Fair Value Measurement, for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Net Asset Value Per Share
	Total	Level 1	Level 2	NAV
Cash and cash equivalents	$4,107	$150	$—	$3,957
Balanced	8,989	—	—	8,989
Fixed income securities:
Corporate bonds	10	—	10	—
Other	12,398	—	—	12,398
Total pension fund assets	$25,504	$150	$10	$25,344

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Net Asset Value Per Share
	Total	Level 1	Level 2	NAV
Cash and cash equivalents	$9,192	$442	$—	$8,750
Balanced	20,239	—	—	20,239
Fixed income securities:
Corporate bonds	37,117	—	22,361	14,756
Other	13,293	—	10,090	3,203
Total pension fund assets	$79,841	$442	$32,451	$46,948

The fair value of our pension plan assets measured using significant unobservable inputs (Level 3) at December 31 are as follows:

2021
Beginning balance	$4,088
Actual return on assets held at reporting date	—
Purchases, sales and settlements, net	(4,088)
Ending balance	$—

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2023	$1,813
2024	$1,870
2025	$1,834
2026	$1,904
2027	$1,909
2028 to 2032	$10,032

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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2021	$1,234
New grants	2,108
Forfeitures	(513)
Adjustments	(341)
Payments	(300)
Adjusted Award Value at December 31, 2022	$2,188

The Company generally grants performance awards in the first quarter of each year. Unrecognized compensation expense was $3.0 million as of December 31, 2022.

11.    Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $5.8 million, $6.3 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
As of December 31, 2022, there was approximately $3.3 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of December 31, 2022 and changes during the twelve-month period ending December 31, 2022, is presented below:

	2022
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested - beginning of year	783	$5.68
Granted	634	7.53
Vested	(983)	4.24
Forfeited	(51)	8.45
Non-vested - end of year	383	$7.68
As of December 31, 2022, a total of 2.3 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.

Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2022; however, our employees surrendered 191 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

12.    Stockholders’ Equity
Common Stock - Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 32,826,852 and 32,034,592 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.
Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2022 and 2021.
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
Diluted earnings (loss) per share for years ended December 31, 2022, 2021 and 2020 includes the effects of potential common shares when dilutive and is as follows:

	2022	2021	2020
Net income (loss) attributable to common stockholders	$(21,971)	$23,732	$(37,049)
Weighted average number of common shares outstanding	32,334	31,501	30,943
Dilutive effect of restricted stock grants after application of the treasury stock method	—	1,289	—
Dilutive shares outstanding	32,334	32,790	30,943
Basic earnings (loss) per share attributable to common stockholders	$(0.68)	$0.75	$(1.20)
Diluted earnings (loss) per share attributable to common stockholders	$(0.68)	$0.72	$(1.20)
For the year ended December 31, 2022, diluted earnings per share excludes 113 thousand shares, of non-vested restricted stock as the effect would have been anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2021. For the year ended December 31, 2020, diluted earnings (loss) per share excludes 220 thousand shares, of non-vested restricted stock as the effect would have been anti-dilutive.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Credit Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.

13.    Other Comprehensive (Income) Loss
The activity for each item of accumulated other comprehensive loss is as follows:

	Foreign currency items	Pension and Other Post-Retirement Benefit Plans	Derivative Instruments	Accumulated other comprehensive loss
Balance - December 31, 2020	$(19,024)	$(27,423)	$1,441	$(45,006)
Net current period change	(1,421)	4,576	—	3,155
Reclassification adjustments for losses reclassified into income	—	97	—	97
Derivative instruments	—	—	(684)	(684)
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	$(4,366)	$11,207	$—	$6,841
Reclassification adjustments for losses reclassified into income	—	31	—	31
Derivative instruments	—	—	4,016	4,016
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)

The related tax effects allocated to each component of other comprehensive (loss) income for the years ended December 31, 2022 and 2021 are as follows:

2022	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial gain and prior service credit [1]	$10,936	$271	$11,207
Reclassification of actuarial loss and prior service cost to net income	31	—	31
Net unrealized gain	10,967	271	11,238
Cumulative translation adjustment	(4,366)	—	(4,366)
Derivative instruments	4,019	(3)	4,016
Total other comprehensive gain	$10,620	$268	$10,888

2021	Before Tax Amount	Tax Expense	After Tax Amount
Retirement benefits adjustment:
Net actuarial loss and prior service credit	$4,620	$(44)	$4,576
Reclassification of actuarial loss and prior service cost to net income	97	—	97
Net unrealized gain	4,717	(44)	4,673
Cumulative translation adjustment	(1,421)	—	(1,421)
Derivative instruments	(898)	214	(684)
Total other comprehensive gain	$2,398	$170	$2,568

1 Included in Net actuarial gain and prior service credit is $9.2 million US pension non-cash settlement charge as of December 31, 2022. The Company reclassified to earnings all residual tax amounts relating to its pension liability during the year ended December 31, 2022 as a result of plan termination.
14.    Cost Reduction and Manufacturing Capacity Rationalization

On November 1, 2021, the Company's Board of Directors approved a restructuring program to align the Company's cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2021	230	417	—	—	(161)	486
New charges	751	674	1,909	1,725	306	5,365
Payments and other adjustments	(986)	(1,091)	(1,909)	(1,267)	(145)	(5,398)
December 31, 2022	$(5)	$—	$—	$458	$—	$453

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2020	349	—	40	—	290	679
New charges	458	1,025	—	364	48	1,895
Payments and other adjustments	(577)	(608)	(40)	(364)	(499)	(2,088)
December 31, 2021	$230	$417	$—	$—	$(161)	$486
Of the $5.4 million costs incurred in the twelve months ended December 31, 2022, $2.5 million primarily related to headcount reductions and $2.8 million related to facility exit and other costs. For the twelve months ended December 31, 2022, the Vehicle Solutions segment had new charges of $0.5 million and $0.3 million related to headcount and facilities, respectively. The Electrical Systems segment had a new charges of $0.7 million related to headcount. The Aftermarket & Accessories segment had new charges of $0.6 million and $1.3 million related to headcount and facilities respectively. The Industrial

Automation segment had new charges of $0.5 million and $1.2 million related to headcount and facilities, respectively. Corporate had a new charge of $0.3 million related to headcount. Of the $5.4 million costs incurred, $4.0 million was recorded in cost of revenues and $1.4 million was recorded in selling, general and administrative expenses.
Substantially all of the $1.9 million costs incurred in the twelve months ended December 31, 2021, related to headcount reductions and none related to facility exit and other costs. More than half of the costs were incurred in the Electrical Systems segment with the remainder split between Vehicle Solutions and Industrial Automation segments. Of the $1.9 million costs incurred, $1.2 million was recorded in cost of revenues and $0.7 million was recorded in selling, general and administrative expenses.

15.    Commitments and Contingencies
Leases - As disclosed in Note 6, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2022, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2022 and 2021, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2022 and 2021, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets. The following presents a summary of the warranty provision for the years ended December 31:

	2022	2021
Balance - beginning of the year	$1,490	$2,041
Provision for warranty claims	1,019	942
Deduction for payments made and other adjustments	(1,076)	(1,493)
Balance - end of year	$1,433	$1,490

Debt Payments - As disclosed in Note 3, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2027; no payments are due thereafter:

Year Ending December 31,
2023	$10,938
2024	$15,313
2025	$19,688
2026	$24,063
2027	$82,498
Thereafter	$—

16.    Segment Reporting
Contemporaneously with the filing of this Form 10-K, we updated our reportable segments to rename Warehouse Automation to Industrial Automation. We continue to report our results in four segments - Vehicle Solutions, Electrical Systems, Aftermarket & Accessories and Industrial Automation. The segment name change did not result in any change to the composition of the Company's segments and therefore did not result in any change to historical results.
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

The Vehicle Solutions segment designs, manufactures and sells the following products:
•Commercial vehicle seats for the global commercial vehicle markets including heavy duty trucks, medium duty trucks, last mile delivery trucks and vans, construction and agriculture equipment in North America, Europe and Asia-Pacific. This segment includes a portion of the company’s activities in the electric vehicle market.
•Plastic components ("Trim") primarily for the North America commercial vehicle market and power sports markets; and Cab structures for the North American MD/HD truck market.

The Electrical Systems segment designs, manufactures and sells the following products:
•Cable and harness assemblies for both high and low voltage applications, control boxes, dashboard assemblies and design and engineering for these applications.
•The end markets for these products are construction, agricultural, warehouse, automotive (both internal combustion and electric vehicles), truck, mining, rail and the military/ defense industries in North America, Europe and Asia-Pacific.

The Aftermarket & Accessories segment designs, manufactures and sells the following products:
•Seats and components sold into the commercial vehicle channels that provide repair and refurbishing. These channels include OES centers and retail distributors, and are spread across North America, Europe and Asia-Pacific.
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.
•Office seats primarily sold into the commercial and home office furniture distribution channels in Europe and Asia-Pacific.

The Industrial Automation segment designs, manufactures and sells the following products:
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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	For the year ended December 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
Revenues	$579,731	$180,404	$133,671	$87,747	$—	$981,553
Gross profit	$45,979	$23,993	$18,836	$(2,303)	$—	$86,505
Selling, general & administrative expenses	24,930	5,775	6,925	5,564	23,167	66,361
Operating income (loss)	$21,049	$18,218	$11,911	$(7,867)	$(23,167)	$20,144

Capital expenditures and other items:
Capital expenditures	$8,151	$3,936	$3,692	$3,702	$229	$19,710
Depreciation expense	$8,343	$3,496	$1,323	$503	$1,105	$14,770

	For the year ended December 31, 2021
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
Revenues	$498,913	$168,971	$115,782	$187,912	$—	$971,578
Gross profit	$50,608	$20,773	$17,980	$29,669	$(43)	$118,987
Selling, general & administrative expenses	26,959	6,213	5,889	6,106	24,239	69,406
Operating income (loss)	$23,649	$14,560	$12,091	$23,563	$(24,282)	$49,581

Capital expenditures and depreciation expense:
Capital expenditures	$6,203	$5,976	$482	$4,480	$512	$17,653
Depreciation expense	$7,911	$3,550	$1,240	$687	$1,671	$15,059

	For the year ended December 31, 2020
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
Revenues	$366,636	$141,094	$108,314	$101,655	$—	$717,699
Gross profit	$32,398	$12,185	$16,658	$13,205	$(370)	$74,076
Selling, general & administrative expenses	22,510	3,996	5,396	9,698	26,628	68,228
Goodwill and other impairment	7,245	1,150	—	19,829	793	29,017
Operating income (loss)	$2,643	$7,039	$11,262	$(16,322)	$(27,791)	$(23,169)

Capital expenditures and depreciation expense:
Capital expenditures	$3,599	$857	$358	$1,288	$1,040	$7,142
Depreciation expense	$7,682	$3,552	$1,436	$377	$2,012	$15,059

The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2022		2021		2020
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$749,700	$70,047	$738,937	$60,260	$536,846	$60,605
All other countries	231,853	24,400	232,641	29,450	180,853	32,985
	$981,553	$94,447	$971,578	$89,710	$717,699	$93,590
Sales to two customers were individually in excess of 10% of total Company revenues in each of the years ended December 31, 2022, 2021 and 2020, as noted in the table below. No other customers exceed 10% of the Company’s revenues in any period presented. The following table presents revenue from the above mentioned customers as a percentage of total revenue:

		Years Ended December 31,
Customer	Primary Segment	2022	2021	2020
Customer A	Vehicle Solutions	22%	17%	16%
Customer B	Vehicle Solutions	12%	12%	14%

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Commercial Vehicle Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements), and our report dated March 6, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 6, 2023

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance

A.Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 6, 2023:

Name	Age	Principal Position(s)
Robert C. Griffin	75	Chairman and Director
Harold C. Bevis	63	President, Chief Executive Officer and Director
Roger L. Fix	68	Director
Wayne M. Rancourt	60	Director
James R. Ray, Jr.	59	Director
J. Michael Nauman	60	Director
Ruth Gratzke	51	Director
The following biographies describe the business experience of our directors:

Background
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

Qualifications
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

Background
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

Qualifications
Mr. Bevis has broad strategic, operational, management and governance experience. He has over 25 years of experience in senior and executive management positions with multi-national corporations including responsibility for determining and executing successful business growth, profit improvement, building high performing teams, and be a responsible corporate citizen. Mr. Bevis has also served on eight Boards of Directors and on Audit, Compensation and Governance Committees of Boards. Mr. Bevis earned a Master of Business Administration degree from Columbia Business School and a Bachelor of Science degree in Industrial Engineering from Iowa State University.

Background
Roger L. Fix has served as a Director since June 2014. He served as a member of the Board of Directors of Standex International Corporation from 2001 until 2017, when he retired from the Standex board. He served as Non-Executive Chairman from 2014 to 2016, and President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s

President and Chief Operating Officer from 2001 to 2003. Prior to joining Standex, Mr. Fix held a number of general management positions at Emerson Electric, the TI Group, plc and TRW over a period of more than 20 years. Mr. Fix served as a Director of Flowserve Corporation from 2006 until 2022 where he was Chairman of the Corporate Nominating and Governance Committee and a member of the Compensation, Finance and Audit Committees. Mr. Fix also served as the Non-Executive Chairman of the Board of Flowserve Corporation from 2017-2021. Mr. Fix retired from the Flowserve board after serving for 16 years. Mr. Fix currently serves as a Director of Thermon Holdings, where he serves as a member of the Compensation, Finance and Corporate Governance Committees.

Qualifications
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

Background
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

Qualifications
Mr. Rancourt brings strong financial expertise to the Board through his experience in various finance roles. He has over 30 years of experience in senior and executive management positions in the finance field which includes responsibility for determining and executing successful strategies. Mr. Rancourt received a Bachelor of Science degree in Accounting from Central Washington University.

Background
James R. Ray has served as Director since March 2020. In November 2020, Mr. Ray retired as President, Engineered Fastening at Stanley Black & Decker, Inc. where he held various global industrial P&L and operational leadership roles since 2013. Prior to Stanley Black & Decker, Mr. Ray spent more than 25 years in global P&L and engineering leadership roles at TE Connectivity, Delphi and GM. Mr. Ray joined the Board of Spirit Aerosystems in February of 2022, has served on the Board of Leslie's Inc., since August 2021. Mr. Ray served on the Board of RR Donnelley and Sons from February 2021 to February 2022.

Qualifications
Mr. Ray brings extensive expertise in electronics and electrical engineering within global industrial and automotive operations which is closely aligned with CVG’s long-term growth strategy. Mr. Ray earned a Master of Science degree in Manufacturing Management from Kettering University and a Bachelor of Science degree in Electrical and Electronics Engineering from Howard University.

Background
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

Qualifications
Ms. Gratzke brings more than 25 years of commercial experienced and expertise on a multitude of topics including business development, industrial manufacturing operations, strategic planning, project management and international business operations. Ms. Gratzke earned her Master of Science degree in Electric Engineering from University of Erlangen-Nuremberg (Germany).

Background
J. Michael Nauman had served on Brady Corporation’s Board of Directors and as the President and CEO of Brady Corporation since 2014 until 2022 . Prior to joining Brady Corporation, Mr. Nauman spent 20 years at Molex Incorporated, where he led global businesses in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. In 2007, he became Molex's Senior Vice President leading its Global Integrated Products Division and was named Executive Vice President in 2009. Before joining Molex in 1994, Mr. Nauman was a tax accountant and auditor with Arthur Andersen and Controller and then President of Ohio Associated Enterprises, Inc.

Qualifications
Mr. Nauman brings more than 35 years of experience in commercial and operational leadership, strategy development, restructuring, and mergers and acquisitions. He is a board member of the Little Rock Museum of Discovery, the Quapaw Area Council of the Boy Scouts of America, and the Anthony School Board of Trustees. He holds a bachelor of science degree in management from Case Western Reserve University. Mr. Nauman is a certified public accountant and chartered global management accountant.

B.Executive Officers
The following table sets forth certain information with respect to our executive officers as of March 6, 2023:

Name	Age	Principal Position(s)
Harold C. Bevis	63	President, Chief Executive Officer and Director
Andy Cheung	48	Executive Vice President and Chief Financial Officer
Richard Tajer	57	Senior Vice President and Chief Commercial Officer
Aneezal H. Mohamed	59	Chief Legal Officer, Compliance Officer and Secretary
Kristin Mathers	48	Chief Human Resources Officer
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
Andy Cheung joined CVG in October 2022. Prior to this appointment, Mr. Cheung spent more than 25 years at Johnson Controls, progressing through a variety of roles and departments, including positions in finance, general management, procurement, and corporate development. He has held several senior level positions throughout his career, and lived and worked in Japan, China, Belgium, and the United States during his tenure. Cheung is joining CVG directly from Johnson Controls where he was most recently serving as Vice President & Chief Financial Officer of Global Products. Mr. Cheung brings global business experience in the automotive and building industries. He also has extensive experience with acquisitions, joint ventures and partnerships which will prove valuable as CVG enters its next phase of profitable diversified growth. Mr. Cheung was born in Hong Kong and received his Bachelor of Business Administration in Accounting from Hong Kong University of Science & Technology, and an MBA from the University of Chicago. Cheung is also a Certified Public Accountant.
Richard Tajer has served as Senior Vice President and Managing Director of Global Wire Harness Group since January 2019 and Chief Commercial Officer since November 2021. Prior to joining CVG, Mr. Tajer spent 20 years with Yazaki North America, where he served most recently as Executive Vice President of Electronics, Instrumentation and Components with P&L responsibility for nine manufacturing facilities and $1 billion in sales. Prior to Yazaki, Mr. Tajer obtained relevant commercial and engineering experience from Alcoa Fujikura and United Technologies. Mr. Tajer is a graduate of the University of Michigan with a Bachelor of Science in Electrical and Computer Engineering. He also holds a Master of Business Administration from Wayne State University. He is an active member of SAE International, the International Institute of Connector and Interconnector Technology, and the MENTTIUM corporate mentoring program.
Aneezal H. Mohamed has served as Chief Legal Officer (with a title change from General Counsel), Compliance Officer and Secretary since February 2016 and prior to that, held positions of increasing responsibility since joining the company in November 2013. Mr. Mohamed was counsel with Kegler Brown Hill & Ritter and served in several capacities at Cardinal Health, including Senior Counsel, Vice President & Associate General Counsel and Assistant General Counsel. Prior to that, Mr. Mohamed was in-house counsel to CMS Energy Corporation. Mr. Mohamed graduated from Cooley Law School at Western Michigan University with a Juris Doctorate in 1997. He has his Bachelor’s in Political Science and Economics from

Towson State University, and he is licensed to practice law in Ohio and Michigan. He was formerly Chairman of the Board of Directors and is a current Board member of the Columbus Council on World Affairs and is a member of the Board of Directors of the Ohio Chamber of Commerce.
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
C.Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2023 Proxy Statement.
Item 11.Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2022 Director Compensation Table”, “Executive Compensation”, "Pay Versus Performance" and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2023 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2022:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2020 Equity Incentive Plan approved by security holders	—	$—	2,305,789
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2023 Proxy Statement.
Item 13    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2023 Proxy Statement.
Item 14.Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Columbus, OH, Auditor Firm ID: 185
The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditor Fees” which appears in CVG’s 2023 Proxy Statement.

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

3.7
Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to the Company’s Current Report (File No. 001-34365), filed on June 25, 2020).

3.8	Amendment to the Amended and Restated By-Laws of the Company, Article VII, Exclusive Forum (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-34365), filed on June 1, 2021).

3.9	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A (File No. 001-34365), filed on February 7, 2023).

4.1	Registration Rights Agreement, dated July 6, 2005, among the Company, the subsidiary guarantors party thereto and the purchasers named therein (incorporated herein by reference to the Company’s current report on Form 8-K (File No. 000-50890), filed on July 8, 2005).

4.8	Second Amended and Restated Loan and Security Agreement, dated as of November 15, 2013, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and lender, (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 21, 2013).

4.9	Third Amended and Restated Loan and Security Agreement, dated as of April 12, 2017, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.10	Term Loan Agreement, dated as of April 12, 2017, by and among the Company, Bank of America, N.A., as administrative agent, and other lender parties thereto (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on April 13, 2017).

4.11	Description of Securities (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020.

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

10.34*	Change in Control & Non-Competition Agreement dated October 27, 2014 with Aneezal Mohamed (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.35*	Change in Control & Non-Competition Agreement dated January 1, 2020 with Richard Tajer (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.36*	Offer letter, dated July 22, 2021, to Kristin Mathers (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.37*	Change in Control & Non-Competition Agreement dated December 31, 2021 with Kristin Mathers (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.38	Second Amendment dated May 12, 2022 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto.

10.39*	Andy Cheung Offer Letter dated September 8, 2022(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 14, 2022).

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.

31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by Harold C. Bevis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by Andy Cheung pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**	The schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.
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
Harold C. Bevis
President and Chief Executive Officer
Date: March 6, 2023
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2023.

Signature	Title

/s/ Robert C. Griffin	Chairman and Director
Robert C. Griffin

/s/ Harold C. Bevis	President, Chief Executive Officer
Harold C. Bevis	(Principal Executive Officer) and Director

/s/ Roger L. Fix	Director
Roger L. Fix

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ James R. Ray, Jr.	Director
James R. Ray, Jr.

/s/ J. Michael Nauman	Director
J. Michael Nauman

/s/ Ruth Gratzke	Director
Ruth Gratzke

/s/ Andy Cheung	Chief Financial Officer
Chung Kin Cheung ("Andy Cheung")	(Principal Financial Officer)

/s/ Angela M. O'Leary	Chief Accounting Officer
Angela M. O'Leary	(Principal Accounting Officer)