Form 10-Q
period 2023-03-31
Commercial Vehicle Group, Inc.
filed 2023-05-02
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CVGI	The NASDAQ Global Select Market

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 2, 2023 was 33,473,336 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(Unaudited) (In thousands, except per share amounts)
Revenues	$262,709	$244,374
Cost of revenues	227,500	218,991
Gross profit	35,209	25,383
Selling, general and administrative expenses	20,565	16,999
Operating income	14,644	8,384
Other (income) expense	(202)	1,041
Interest expense	2,890	1,961
Income before provision for income taxes	11,956	5,382
Provision for income taxes	3,256	1,400
Net income	$8,700	$3,982
Earnings per Common Share:
Basic	$0.26	$0.12
Diluted	$0.26	$0.12
Weighted average shares outstanding:
Basic	32,868	32,065
Diluted	33,182	32,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
	(Unaudited) (In thousands)
Net income	$8,700	$3,982
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	2,557	327
Minimum pension liability, net of tax	140	(29)
Derivative instrument, net of tax	1,343	2,814
Other comprehensive income	4,040	3,112
Comprehensive income	$12,740	$7,094
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$41,484	$31,825
Accounts receivable, net of allowances of $192 and $306, respectively	171,878	152,626
Inventories	139,553	142,542
Other current assets	20,112	12,582
Total current assets	373,027	339,575
Property, plant and equipment, net	68,939	67,805
Intangible assets, net	13,791	14,620
Deferred income taxes	10,996	12,275
Other assets, net	31,087	35,993
Total assets	$497,840	$470,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,057	$122,091
Accrued liabilities and other	47,340	42,809
Current portion of long-term debt and short-term debt	16,399	10,938
Total current liabilities	182,796	175,838
Long-term debt	149,221	141,499
Pension and other post-retirement benefits	8,470	8,428
Other long-term liabilities	23,564	24,463
Total liabilities	364,051	350,228
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 32,991,468 and 32,826,852 shares issued and outstanding respectively)	330	328
Treasury stock, at cost: 2,009,162 and 1,899,996 shares, respectively	(15,278)	(14,514)
Additional paid-in capital	263,142	261,371
Retained deficit	(86,895)	(95,595)
Accumulated other comprehensive loss	(27,510)	(31,550)
Total stockholders’ equity	133,789	120,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$497,840	$470,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,700	$3,982
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,262	4,432
Noncash amortization of debt financing costs	76	113
Pension cash reversion	2,942	—
Shared-based compensation expense	1,771	1,117
Deferred income taxes	(467)	532
Non-cash loss (income) on derivative contracts	(658)	599
Change in other operating items:
Accounts receivable	(18,429)	(36,212)
Inventories	3,594	(17,502)
Prepaid expenses	(2,694)	(2,599)
Accounts payable	(4,340)	27,998
Other operating activities, net	5,301	(3,858)
Net cash (used in) provided by operating activities	58	(21,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,321)	(3,590)
Net cash used in investing activities	(3,321)	(3,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan facility	(2,188)	(1,875)
Borrowing under revolving credit facility	11,000	55,200
Repayment of revolving credit facility	—	(24,400)
Surrender of common stock by employees	(764)	(464)
Other financing activities	4,329	(55)
Net cash provided by financing activities	12,377	28,406

EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	545	(168)

NET INCREASE IN CASH	9,659	3,250

CASH:
Beginning of period	31,825	34,958
End of period	$41,484	$38,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Share-based compensation expense	122,618	1	(464)	1,117	—	—	654
Total comprehensive income	—	—	—	—	3,982	3,112	7,094
Balance - March 31, 2022	32,157,210	$322	$(13,636)	$256,683	$(69,642)	$(39,326)	$134,401

Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Share-based compensation expense	164,616	2	(764)	1,771	—	—	1,009
Total comprehensive income	—	—	—	—	8,700	4,040	12,740
Balance - March 31, 2023	32,991,468	$330	$(15,278)	$263,142	$(86,895)	$(27,510)	$133,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts and where specifically disclosed)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries, is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the industrial automation markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Thailand, India, Australia and Morocco. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

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

These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), which includes a complete set of footnote disclosures, including the Company's significant accounting policies.
2. Recently Issued Accounting Pronouncements

New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $171.9 million as of March 31, 2023 and $152.6 million as of December 31, 2022. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended March 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$76,990	$—	$19,164	$—	$96,154
Electrical wire harnesses, panels and assemblies	—	54,749	3,786	—	58,535
Trim	46,423	—	2,873	—	49,296
Industrial Automation	—	—	—	9,747	9,747
Cab structures	33,903	—	998	—	34,901
Mirrors, wipers and controls	3,268	—	10,808	—	14,076
Total	$160,584	$54,749	$37,629	$9,747	$262,709

	Three Months Ended March 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$69,808	$—	$15,788	$—	$85,596
Electrical wire harnesses, panels and assemblies	—	39,876	3,321	1,795	44,992
Trim	44,758	—	1,296	—	46,054
Industrial Automation	—	—	—	32,331	32,331
Cab structures	25,591	—	—	—	25,591
Mirrors, wipers and controls	—	—	9,810	—	9,810
Total	$140,157	$39,876	$30,215	$34,126	$244,374

4. Debt
Debt consisted of the following:

	March 31, 2023	December 31, 2022
Term loan facility	$150,312	$152,500
Revolving credit facility	11,000	—
China credit facility	4,368	—
Unamortized discount and issuance costs	(60)	(63)
	$165,620	$152,437
Less: current portion of long-term debt and short-term debt	(16,399)	(10,938)
Total long-term debt, net of current portion	$149,221	$141,499
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

At March 31, 2023, we had $11.0 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $137.8 million. Combined with availability under our newly established foreign credit facilities of approximately $8.7 million, total consolidated availability was $146.5 million as of March 31, 2023. The unamortized deferred financing fees associated with the Revolving Credit Facility of $1.2 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2022, we had no borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.2 million.
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

The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which was subject to step-down to 3.50:1.0 at the end of the fiscal quarter ending March 31, 2023; and will be subject to step-downs to 3.25:1.0 at the end of the fiscal quarter ending June 30, 2023; and to 3.00:1.0 for each fiscal quarter on and after the fiscal quarter ending September 30, 2023).
We were in compliance with the covenants as of March 31, 2023.
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

Foreign Facilities
In the quarter ended March 31, 2023, we established a credit facility in China with availability of approximately $13.1 million (denominated in the local currency) consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had $4.4 million and $0 million outstanding under the China Credit Facility as of March 31, 2023 and December 31, 2022, respectively, which are included in Current portion of long-term debt and short-term debt on the Condensed Consolidated Balance Sheets. At March 31, 2023, we had $8.7 million availability under the China Credit Facility.
Cash Paid for Interest
For the three months ended March 31, 2023 and 2022, cash payments for interest were $3.2 million and $1.6 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		March 31, 2023			December 31, 2022
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,474	$(5,453)	$6,021	$11,487	$(5,377)	$6,110
Customer relationships	15 years	14,200	(9,381)	4,819	14,161	(9,109)	5,052
Technical know-how	5 years	9,790	(6,935)	2,855	9,790	(6,445)	3,345
Covenant not to compete	5 years	330	(234)	96	330	(217)	113
		$35,794	$(22,003)	$13,791	$35,768	$(21,148)	$14,620

The aggregate intangible asset amortization expense was $0.8 million for the three months ended March 31, 2023 and $0.9 million for the three months ended March 31, 2022, respectively.

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
Recurring Measurements

Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of March 31, 2023, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.

Interest Rate Swaps. To manage our exposure to variable interest rates, we have entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covers approximately 50% of outstanding debt under the Term Loan Facility. Any changes in fair value are included in earnings or deferred through Accumulated other comprehensive loss, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the consolidated statements of operations.

The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract	$3,109	$—	$3,109	$—	$—	$—	$—	$—
Interest rate swap agreement	$954	$—	$954	$—	$1,849	$—	$1,849	$—
Liabilities:
Foreign exchange contract	$—	$—	$—	$—	$356	$—	$356	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2023		December 31, 2022
	U.S. $ Equivalent	U.S. Equivalent Fair Value	U.S. $ Equivalent	U.S. Equivalent Fair Value
Commitments to buy or sell currencies	$41,230	$43,553	$55,220	$53,847
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		March 31, 2023	December 31, 2022
Foreign exchange contracts	Other current assets	$3,109	$—
Interest rate swap agreement	Other assets, net	$954	$1,849

	Derivative Liability
	Balance Sheet Location	Fair Value
		March 31, 2023	December 31, 2022
Foreign exchange contracts	Accrued liabilities and other	$—	$356

	Derivative Equity
	Balance Sheet Location	Fair Value
		March 31, 2023	December 31, 2022
Derivative instruments	Accumulated other comprehensive (loss) income	$6,115	$3,777

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2023	2022
	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
Foreign exchange contracts	Cost of revenues	$451	$456
Interest rate swap agreement	Interest expense	$454	$(193)
Foreign exchange contracts	Other (income) expense	$469	$(671)
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

Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$150,252	$144,052	$152,437	$143,477
Revolving credit facility	$11,000	$11,000	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets are the current portion of long-term debt of $12.0 million and long-term debt of $149.2 million as of March 31, 2023, and current portion of long-term debt of $10.9 million and long-term debt of $141.5 million as of December 31, 2022.

7. Leases
The components of lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,348	$2,578
Finance lease cost	47	76
Short-term lease cost	1,931	1,525
Total lease expense	$4,326	$4,179

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Operating Leases
Right-of-use assets, net	Other assets, net	$25,711	$26,372

Current liabilities	Accrued liabilities and other	6,537	7,421
Non-current liabilities	Other long-term liabilities	19,603	19,422
Total operating lease liabilities		$26,140	$26,843

Finance Leases
Right-of-use assets, net	Other assets, net	$221	$270

Current liabilities	Accrued liabilities and other	118	131
Non-current liabilities	Other long-term liabilities	112	139
Total finance lease liabilities		$230	$270

For the three months ended March 31, 2023 and 2022, cash payments on operating leases were $2.7 million and $2.0 million, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2023	$7,279	$97	$7,376
2024	5,873	89	5,962
2025	5,856	50	5,906
2026	4,599	2	4,601
2027	1,736	—	1,736
Thereafter	9,137	—	9,137
Total lease payments	$34,480	$238	$34,718
Less: Imputed interest	(8,340)	(8)	(8,348)
Present value of lease liabilities	$26,140	$230	$26,370
8. Income Taxes
For the three months ended March 31, 2023, we recorded a $3.3 million tax provision, or 27% effective tax rate for the period, compared to a $1.4 million tax provision, or 26% effective tax rate for the three months ended March 31, 2022. Income tax expense for the three months ended March 31, 2023 and 2022 is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2023 could be different from the forecasted amount used to estimate the income tax expense for the three months ended March 31, 2023.
For the three months ended March 31, 2023 and 2022, cash paid for taxes, net of refunds received were $2.0 million and $1.4 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended March 31,
	2023	2022
Interest cost	347	215
Expected return on plan assets	(295)	(275)
Amortization of prior service cost	12	13
Recognized actuarial loss	185	164
Net cost	$249	$117

Net periodic (benefit) cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.

10. Performance Awards

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2022	$2,188
New grants	—
Forfeitures	—
Adjustments	844
Payments	(1,159)
Adjusted Award Value at March 31, 2023	$1,873
Unrecognized compensation expense was $5.0 million as of March 31, 2023.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of March 31, 2023, there was approximately $5.3 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of March 31, 2023 and changes during the three months ended March 31, 2023 are presented below:

	2023
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2022	383	$7.68
Granted	233	6.98
Vested	(274)	7.28
Forfeited	(1)	8.45
Nonvested - March 31, 2023	341	$7.52
As of March 31, 2023, a total of 2.1 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, of which, 32,991,468 and 32,826,852 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2023 and December 31, 2022.
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

Diluted earnings per share for the three months ended March 31, 2023 and 2022 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2023	2022
Net income	$8,700	$3,982
Weighted average number of common shares outstanding (in '000s)	32,868	32,065
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	314	620
Dilutive shares outstanding	33,182	32,685
Basic earnings per share	$0.26	$0.12
Diluted earnings per share	$0.26	$0.12

There were 134 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 as the effect would have been antidilutive and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive loss
Balance - December 31, 2022	$(24,811)	$(11,512)	4,773	$(31,550)
Net current period change	2,557	140		2,697
Derivative instruments	—		1,343	1,343
Balance - March 31, 2023	$(22,254)	$(11,372)	$6,116	$(27,510)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive loss
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	327	(29)	—	298
Derivative instruments	—	—	2,814	2,814
Balance - March 31, 2022	$(20,118)	$(22,779)	$3,571	$(39,326)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2023
	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	2,557	—	2,557
Amortization of actuarial losses	$137	$3	$140
Derivative instruments	1,815	(472)	1,343
Total other comprehensive income	$4,509	$(469)	$4,040

	Three Months Ended March 31, 2022
	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	327	—	327
Amortization of actuarial gains	$1	$(30)	$(29)
Derivative instruments	3,752	(938)	2,814
Total other comprehensive income	$4,080	$(968)	$3,112

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program includes aligning cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems		Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
December 31, 2022	$(5)	$—		$—	$458	$—	$453
New charges	83	8		—	622	—	713
Payments and other adjustments	(78)	(8)		—	(369)	—	(455)
March 31, 2023	$—	$—	$—	$—	$711	$—	$711

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
December 31, 2021	$230	$417	$—	$—	$(161)	$486
New charges	204	—	435	350	—	989
Payments and other adjustments	(309)	(417)	(435)	(353)	422	(1,092)
March 31, 2022	$125	$—	$—	$(3)	$261	$383

Of the $0.7 million costs incurred in the three months ended March 31, 2023 for restructuring, $0.5 million related to facility exit and other costs and $0.2 million related to headcount reductions were recorded in cost of revenues. Of the $0.7 million costs incurred in the three months ended March 31, 2023 for restructuring, $0.6 million primarily related to the Industrial Automation segment and were recorded in Cost of revenues in the Condensed Consolidated Statements of Operations.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2023, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2023 and December 31, 2022, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended March 31, 2023 and December 31, 2022, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.

The following presents a summary of the warranty provision for the three months ended March 31, 2023:

Balance - December 31, 2022	$1,433
Provision for warranty claims	393
Deduction for payments made and other adjustments	(227)
Balance - March 31, 2023	$1,599
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

Total
Remainder of 2023	$8,750
2024	$15,313
2025	$19,688
2026	$24,063
2027	$93,498
Thereafter	$—

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

Corporate expenses consist of certain overhead and shared costs that are not directly attributable to the operations of a segment. For purposes of business segment performance measurement, some of these costs that are for the benefit of the operations are allocated based on a combination of methodologies. The costs that are not allocated to a segment are considered stewardship costs and remain at corporate in our segment reporting
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended March 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$160,584	$54,749	$37,629	$9,747	$—	$262,709
Gross profit	19,471	8,297	7,227	214	$—	35,209
Selling, general & administrative expenses	6,077	2,227	1,650	1,076	$9,535	20,565
Operating income	$13,394	$6,070	$5,577	$(862)	$(9,535)	$14,644

	Three Months Ended March 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$140,157	$39,876	$30,215	$34,126	$—	$244,374
Gross profit	12,907	3,401	4,086	4,991	(2)	25,383
Selling, general & administrative expenses	6,588	1,640	1,465	1,324	5,982	16,999
Operating income	$6,319	$1,761	$2,621	$3,667	$(5,984)	$8,384

17. Other Financial Information
Items reported in inventories consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$103,506	$108,417
Work in process	18,045	17,757
Finished goods	18,002	16,368
Total Inventory	$139,553	$142,542
Items reported in property, plant, and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Land and buildings	$32,599	$32,267
Machinery and equipment	214,324	212,352
Construction in progress	5,548	7,317
Property, plant, and equipment, gross	252,471	251,936
Less accumulated depreciation	(183,532)	(184,131)
Property, plant and equipment, net	$68,939	$67,805
Items reported in accrued expenses and other liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Compensation and benefits	$16,822	$13,370
Taxes payable	9,426	5,092
Operating lease liabilities	6,537	7,421
Accrued freight	4,298	4,225
Warranty costs	1,599	1,433
Other	8,658	11,268
	$47,340	$42,809

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below describe material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K.

Business Overview

CVG is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the industrial automation markets. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Thailand, India, Australia and Morocco. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck markets, many construction vehicle OEMs parts and service dealers distributors, as well as top e-commerce retailers.
Key Developments

During the quarter ended March 31, 2023, CVG established two new plant locations: one in Tangier, Morocco, and another in Aldama, Mexico. Both locations are expected to be large scale facilities and production is targeted for third quarter of 2023. These plants are a cornerstone in CVG's strategy of expanding its electrification systems business.

Consolidated Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$262,709	$244,374	$18,335	7.5%
Gross profit	35,209	25,383	9,826	38.7
Selling, general and administrative expenses	20,565	16,999	3,566	21.0
Other (income) expense	(202)	1,041	(1,243)	NM [1]
Interest expense	2,890	1,961	929	47.4
Provision for income taxes	3,256	1,400	1,856	132.6
Net income	8,700	3,982	4,718	118.5
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $40.0 million, or 24.1%, increase in sales to OEM;
•a $21.9 million, or (69.2)%, decrease in industrial automation sales;
•a $0.4 million, or (1.0)%, decrease in aftermarket and OES sales; and
•a $0.7 million, or 20.1%, increase in other revenues.
First quarter 2023 revenues were unfavorably impacted by foreign currency exchange translation of $3.6 million, which is reflected in the change in revenues above. The increase in revenues was primarily driven by increased pricing to offset material cost increases and increased sales volume, offset by sales volume decreases in the Industrial Automation segment.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $9.8 million increase in gross profit is primarily attributable to the increase in sales volume. Cost of revenues increased $8.5 million, or 3.9%, as a result of an increase in raw material and purchased component costs of $2.5 million, or 1.7%, and an increase in labor and overhead expenses of $6.0 million, or 8.1%. As a percentage of revenues, gross profit margin was 13.4% for the three months ended March 31, 2023 compared to 10.4% for the three months ended March 31, 2022.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses for the three months ended March 31, 2023 increased $3.6 million compared to the three months ended March 31, 2022, primarily as a result of higher incentive compensation expenses. As a percentage of revenues, SG&A expense was 7.8% for the three months ended March 31, 2023 compared to 7.0% for the three months ended March 31, 2022.
Other (Income) Expense. Other expenses decreased $1.2 million in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 due primarily to a favorable change in the fair value of foreign currency forward exchange contracts in 2023 versus an unfavorable change in the fair value of foreign currency forward exchange contracts in 2022.
Interest Expense. Interest associated with our debt, and other expense was $2.9 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense primarily related to higher interest rates on variable rate debt.
Provision for Income Taxes. An income tax provision of $3.3 million and $1.4 million were recorded for the three months ended March 31, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to a $6.6 million increase in pre-tax income versus the prior year period.

Net Income. Net income was $8.7 million for the three months ended March 31, 2023 compared to $4.0 million for the three months ended March 31, 2022. The increase in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended March 31 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$160,584	$140,157	$20,427	14.6%
Gross profit	19,471	12,907	6,564	50.9
Selling, general & administrative expenses	6,077	6,588	(511)	(7.8)
Operating income	13,394	6,319	7,075	112.0
Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased sales volume and increased pricing to offset material cost increases.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $13.9 million, or 10.9%, as a result of an increase in raw material and purchased component costs of $10.1 million, or 11.8%, and an increase in labor and overhead expenses of $3.8 million, or 9.1%.
As a percentage of revenues, gross profit margin was 12.1% for the three months ended March 31, 2023 compared to 9.2% for the three months ended March 31, 2022, driven by lower startup costs, improved manufacturing efficiencies, increased pricing to offset material cost inflation and freight costs.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to overhead reductions.

Electrical Systems Segment Results
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The table below sets forth certain Electrical Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$54,749	$39,876	$14,873	37.3%
Gross profit	8,297	3,401	4,896	144.0
Selling, general & administrative expenses	2,227	1,640	587	35.8
Operating income	6,070	1,761	4,309	244.7
Revenues. The increase in Electrical Systems Segment revenues primarily resulted from volume, increased pricing to offset material cost pass-through and new business.
Gross Profit. The increase in gross profit was primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $10.0 million, or 27.4%, as a result of an increase in raw material and purchased component costs of $5.2 million, or 25.8%, and an increase in labor and overhead expenses of $4.8 million, or 29.4%.
As a percentage of revenues, gross profit margin was 15.2% for the three months ended March 31, 2023 compared to 8.5% for the three months ended March 31, 2022, driven by volume, increased pricing and manufacturing efficiencies.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, consistent with the prior year amount on a percent of sales basis.

Aftermarket & Accessories Segment Results
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended March 31 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$37,629	$30,215	$7,414	24.5%
Gross profit	7,227	4,086	3,141	76.9
Selling, general & administrative expenses	1,650	1,465	185	12.6
Operating income	5,577	2,621	2,956	112.8
Revenues. The increase in Aftermarket & Accessories Segment revenues primarily resulted from increased sales volume and increased pricing to offset material cost pass-through.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume. Included in gross profit is cost of revenues, which increased $4.3 million, or 16.4%, as a result of an increase in raw material and purchased component costs of $3.0 million, or 17.8%, and an increase in labor and overhead expenses of $1.3 million, or 14.0%.
As a percentage of revenues, gross profit margin was 19.2% for the three months ended March 31, 2023 compared to 13.5% for the three months ended March 31, 2022. This was primarily due to increased pricing offsetting moderating cost inflation.

Selling, General and Administrative Expenses. SG&A expenses increased $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Industrial Automation Segment Results
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The table below sets forth certain Industrial Automation Segment operating data for the three months ended March 31 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$9,747	$34,126	$(24,379)	(71.4)%
Gross profit	214	4,991	(4,777)	(95.7)
Selling, general & administrative expenses	1,076	1,324	(248)	(18.7)
Operating income (loss)	(862)	3,667	(4,529)	NM [1]
1.Not meaningful
Revenues. The modest decrease in Industrial Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand which was commensurate with market contraction.
Gross Profit. The decrease in gross profit is primarily attributable to lower sales volume. Included in gross profit is cost of revenues, which decreased $19.6 million, or 67.3%, as a result of a decrease in raw material and purchased component costs of $15.8 million, or 69.8%, and a decrease in labor and overhead expenses of $3.8 million, or 58.6%.
As a percentage of revenues, gross profit margin was 2.2% for the three months ended March 31, 2023 compared to 14.6% for the three months ended March 31, 2022 due to volume reduction and restructuring expenses.

Selling, General and Administrative Expenses. SG&A expenses decreased $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by overhead reduction.

Liquidity and Capital Resources
As of March 31, 2023, the Company had total liquidity of $188.0 million, including $41.5 million of cash and $146.5 million of availability from its US and China credit facilities.
Our primary sources of liquidity as of March 31, 2023 were cash reserves and availability under our credit facilities. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of March 31, 2023, cash of $41.5 million was held by foreign subsidiaries. The Company had a $1.3 million deferred tax liability as of March 31, 2023 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

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

Sources and Uses of Cash

	March 31, 2023	March 31, 2022
	(In thousands)
Net cash (used in) provided by operating activities	$58	$(21,398)
Net cash used in investing activities	(3,321)	(3,590)
Net cash provided by financing activities	12,377	28,406
Effect of currency exchange rate changes on cash	545	(168)
Net increase in cash	$9,659	$3,250
Operating activities. For the three months ended March 31, 2023, net cash provided by operating activities was $0.1 million compared to net cash used in operating activities of $21.4 million for the three months ended March 31, 2022. Net cash provided by operating activities is primarily attributable to a smaller increase in working capital for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Investing activities. For the three months ended March 31, 2023, net cash used in investing activities was mainly due to capital expenditures and was $3.3 million compared to $3.6 million for the three months ended March 31, 2022. In 2023, we expect capital expenditures to be in the range of $20 million to $25 million.
Financing activities. For the three months ended March 31, 2023, net cash provided by financing activities was $12.4 million compared to $28.4 million for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 is attributable to borrowings under the revolving credit facility to fund the working capital increase.
Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2022 Form 10-K.
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. At March 31, 2023, there have been no material changes to our critical accounting estimates from those disclosed in our 2022 Form 10-K.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K. As of March 31, 2023, there have been no material changes in our exposure to market risk from those disclosed in our 2022 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, the risk factors discussed in "Risk Factors" and other risks discussed in our 2022 Form 10-K and our filings with the SEC since December 31, 2022. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2023 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the three months ended March 31, 2023.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Not applicable.

ITEM 6    Exhibits

3.1	Amended and Restated Bylaws of Commercial Vehicle Group, Inc., effective February 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 2, 2023).
10.1*	Restricted Stock Agreement between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of March 31, 2023
10.2*	Performance Award Agreement (ROIC cash) between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of March 31, 2023.
10.3*	Performance Award Agreement (ROIC stock) between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of March 31, 2023.
10.4*	Performance Award Agreement (TSR cash) between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of March 31, 2023.
10.5*	Performance Award Agreement (TSR stock) between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of March 31, 2023.
10.6*	Form of Restricted Stock Agreement pursuant to Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.
10.7*	Form of Performance Award Agreement (ROIC stock to cash) pursuant to Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.
10.8*	Form of Performance Award Agreement (TSR stock to cash) pursuant to Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.
31.1	302 Certification by Harold C. Bevis, President and Chief Executive Officer.
31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

*	Management contract or compensatory arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 2, 2023	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2023	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)