Form 10-Q
period 2023-06-30
Commercial Vehicle Group, Inc.
filed 2023-08-08
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-34365

1.6
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 7, 2023 was 33,744,600 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands, except per share amounts)
Revenues	$262,194	$250,849	$524,903	$495,223
Cost of revenues	223,793	228,970	451,293	447,961
Gross profit	38,401	21,879	73,610	47,262
Selling, general and administrative expenses	22,457	15,652	43,022	32,651
Operating income	15,944	6,227	30,588	14,611
Other (income) expense	307	(167)	105	874
Interest expense	2,804	2,118	5,694	4,079
Loss on extinguishment of debt	—	921	—	921
Income before provision for income taxes	12,833	3,355	24,789	8,737
Provision for income taxes	2,693	870	5,949	2,270
Net income	$10,140	$2,485	$18,840	$6,467
Earnings per Common Share:
Basic	$0.31	$0.08	$0.57	$0.20
Diluted	$0.30	$0.08	$0.57	$0.20
Weighted average shares outstanding:
Basic	33,051	32,237	32,960	32,152
Diluted	33,429	33,039	33,312	33,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands)
Net income	$10,140	$2,485	$18,840	$6,467
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(1,051)	(5,523)	1,506	(5,196)
Minimum pension liability, net of tax	(147)	1,476	(7)	1,447
Derivative instrument, net of tax	1,298	(641)	2,641	2,173
Other comprehensive income (loss)	100	(4,688)	4,140	(1,576)
Comprehensive income (loss)	$10,240	$(2,203)	$22,980	$4,891
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current Assets:
Cash	$42,441	$31,825
Accounts receivable, net of allowances of $322 and $306, respectively	173,461	152,626
Inventories	131,695	142,542
Other current assets	22,180	12,582
Total current assets	369,777	339,575
Property, plant and equipment, net	70,371	67,805
Intangible assets, net	12,924	14,620
Deferred income taxes	11,004	12,275
Other assets, net	36,414	35,993
Total assets	$500,490	$470,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,310	$122,091
Accrued liabilities and other	54,680	42,809
Current portion of long-term debt and short-term debt	17,260	10,938
Total current liabilities	178,250	175,838
Long-term debt	143,943	141,499
Pension and other post-retirement benefits	8,780	8,428
Other long-term liabilities	25,757	24,463
Total liabilities	356,730	350,228
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,092,992 and 32,826,852 shares issued and outstanding respectively)	330	328
Treasury stock, at cost: 2,012,416 and 1,899,996 shares, respectively	(15,302)	(14,514)
Additional paid-in capital	262,897	261,371
Retained deficit	(76,755)	(95,595)
Accumulated other comprehensive loss	(27,410)	(31,550)
Total stockholders’ equity	143,760	120,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$500,490	$470,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,840	$6,467
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,673	9,006
Noncash amortization of debt financing costs	151	199
Pension cash reversion	2,942	—
Share-based compensation expense	1,526	2,818
Deferred income taxes	201	(1,454)
Non-cash loss (income) on derivative contracts	(689)	34
Loss on extinguishment of debt	—	921
Settlement of derivative contract	—	3,900
Change in other operating items:
Accounts receivable	(20,501)	(48,157)
Inventories	11,408	(11,802)
Prepaid expenses	(2,292)	(2,743)
Accounts payable	(15,672)	26,191
Other operating activities, net	6,935	10,113
Net cash provided by (used in) operating activities	11,522	(4,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,179)	(8,616)
Net cash used in investing activities	(9,179)	(8,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	—	30,625
Repayment of term loan facility	(4,375)	(1,875)
Borrowings under revolving credit facility	20,000	65,200
Repayment of revolving credit facility	(11,000)	(83,600)
Surrender of shares to pay withholding taxes	(788)	(912)
Debt issuance and amendment costs	—	(648)
Other financing activities	4,056	(131)
Net cash provided by financing activities	7,893	8,659
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	380	(1,994)
NET INCREASE (DECREASE) IN CASH	10,616	(6,458)

CASH:
Beginning of period	31,825	34,958
End of period	$42,441	$28,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except per share amounts)
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Share-based compensation expense	122,618	1	(464)	1,117	—	—	654
Total comprehensive income	—	—	—	—	3,982	3,112	7,094
Balance - March 31, 2022	32,157,210	$322	$(13,636)	$256,683	$(69,642)	$(39,326)	$134,401
Share-based compensation expense	290,558	3	(448)	1,701	—	—	1,256
Total comprehensive income (loss)	—	—	—	—	2,485	(4,688)	(2,203)
Balance - June 30, 2022	32,447,768	$325	$(14,084)	$258,384	$(67,157)	$(44,014)	$133,454

Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Share-based compensation expense	164,616	2	(764)	1,771	—	—	1,009
Total comprehensive income	—	—	—	—	8,700	4,040	12,740
Balance - March 31, 2023	32,991,468	$330	$(15,278)	$263,142	$(86,895)	$(27,510)	$133,789
Share-based compensation expense	101,524	—	(24)	(245)	—	—	(269)
Total comprehensive income	—	—	—	—	10,140	100	10,240
Balance - June 30, 2023	33,092,992	$330	$(15,302)	$262,897	$(76,755)	$(27,410)	$143,760
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $173.5 million as of June 30, 2023 and $152.6 million as of December 31, 2022. We generally do not have other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$70,895	$—	$18,714	$—	$89,609
Electrical wire harnesses, panels and assemblies	—	63,625	3,983	7,567	75,175
Trim	48,528	—	1,473	—	50,001
Industrial Automation	—	—	—	1,443	1,443
Cab structures	31,815	—	567	—	32,382
Mirrors, wipers and controls	1,492	—	12,092	—	13,584
Total	$152,730	$63,625	$36,829	$9,010	$262,194

	Three Months Ended June 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$65,304	$—	$20,884	$—	$86,188
Electrical wire harnesses, panels and assemblies	—	47,345	1,813	5,397	54,555
Trim	47,469	—	—	—	47,469
Industrial Automation	—	—	—	23,150	23,150
Cab structures	28,787	—	—	—	28,787
Mirrors, wipers and controls	1,225	—	9,475	—	10,700
Total	$142,785	$47,345	$32,172	$28,547	$250,849

	Six Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$147,886	$—	$37,878	$—	$185,764
Electrical wire harnesses, panels and assemblies	—	118,373	7,769	9,845	135,987
Trim	94,951	—	4,346	—	99,297
Industrial Automation	—	—	—	8,912	8,912
Cab structures	65,718	—	1,565	—	67,283
Mirrors, wipers and controls	4,760	—	22,900	—	27,660
Total	$313,315	$118,373	$74,458	$18,757	$524,903

	Six Months Ended June 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$135,112	$—	$36,671	$—	$171,783
Electrical wire harnesses, panels and assemblies	—	87,222	5,135	7,193	99,550
Trim	92,227	—	1,296	—	93,523
Industrial Automation	—	—	—	55,480	55,480
Cab structures	54,377	—	—	—	54,377
Mirrors, wipers and controls	1,225	—	19,285	—	20,510
Total	$282,941	$87,222	$62,387	$62,673	$495,223
4. Debt
Debt consisted of the following:

	June 30, 2023	December 31, 2022
Term loan facility	$148,125	$152,500
Revolving credit facility	9,000	—
China credit facility	4,135	—
Unamortized issuance costs	(57)	(63)
	$161,203	$152,437
Less: current portion of long-term debt and short-term debt	(17,260)	(10,938)
Total long-term debt, net of current portion	$143,943	$141,499
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

At June 30, 2023, we had $9.0 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $139.8 million. Combined with availability under our newly established foreign credit facility (described below) of approximately $8.3 million, total consolidated availability was $148.1 million at June 30, 2023. The unamortized deferred financing fees associated with the Revolving Credit Facility of $1.1 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2022, we had no borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.2 million.
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
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which was subject to step-down to 3.50:1.0 at the end of the fiscal quarter ending March 31, 2023; and to 3.25:1.0 at the end of the fiscal quarter ending June 30, 2023; and will be subject to step-downs to 3.00:1.0 for each fiscal quarter on and after the fiscal quarter ending September 30, 2023).
We were in compliance with these covenants as of June 30, 2023.

Repayment and prepayment
The Credit Agreement requires the Company to make quarterly amortization payments to the Term Loan Facility at an annualized rate of the loans under the Term Loan Facility for every year as follows: 5.0%, 7.5%, 10.0%, 12.5% and 15.0%. The Credit Agreement also requires all outstanding amounts under the Credit Facilities to be repaid in full on the Maturity Date. See Note 15, Commitments and Contingencies, for the future minimum principal payments due on long-term debt for the next five years.
The Credit Agreement requires mandatory prepayments from the receipt of proceeds of dispositions or debt issuance, subject to certain exceptions and the Company's ability to re-invest and use proceeds towards acquisitions permitted by the Credit Agreement.
Voluntary prepayments of amounts outstanding under the Credit Facilities are permitted at any time, without premium or penalty.
Foreign Facility
In the quarter ended March 31, 2023, we established a credit facility in China with availability of approximately $12.4 million (denominated in the local currency) consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had $4.1 million and $0.0 million outstanding under the China Credit Facility as of June 30, 2023 and December 31, 2022, respectively, which are included in current portion of long-term debt and short-term debt on the Condensed Consolidated Balance Sheets. At June 30, 2023, we had $8.3 million availability under the China Credit Facility.
Cash Paid for Interest
For the six months ended June 30, 2023 and 2022, cash payments for interest were $6.6 million and $3.5 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		June 30, 2023			December 31, 2022
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,468	$(5,562)	$5,906	$11,487	$(5,377)	$6,110
Customer relationships	15 years	14,205	(9,633)	4,572	14,161	(9,109)	5,052
Technical know-how	5 years	9,790	(7,424)	2,366	9,790	(6,445)	3,345
Covenant not to compete	5 years	330	(250)	80	330	(217)	113
		$35,793	$(22,869)	$12,924	$35,768	$(21,148)	$14,620

The aggregate intangible asset amortization expense was $0.9 million for the three months ended June 30, 2023 and 2022. The aggregate intangible asset amortization expense was $1.7 million for the six months ended June 30, 2023 and 2022.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of June 30, 2023, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts	$3,599	$—	$3,599	$—	$—	$—	$—	$—
Interest rate swap agreement	$2,396	$—	$2,396	$—	$1,849	$—	$1,849	$—
Liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$356	$—	$356	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2023		December 31, 2022
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$26,674	$30,293	$55,220	$53,847

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		June 30, 2023	December 31, 2022
Foreign exchange contracts	Other current assets	$3,599	$—
Interest rate swap agreement	Other assets, net	$2,396	$1,849

	Derivative Liability
	Balance Sheet Location	Fair Value
		June 30, 2023	December 31, 2022
Foreign exchange contracts	Accrued liabilities and other	$—	$356

	Derivative Equity
	Balance Sheet Location	Fair Value
		June 30, 2023	December 31, 2022
Derivative instruments	Accumulated other comprehensive income	$7,414	$3,777
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts	Cost of revenues	$1,242	$844	$1,693	$1,300
Interest rate swap agreement	Interest and other expense	$553	$(84)	$1,007	$(277)
Foreign exchange contracts	Other (income) expense	$(157)	$637	$312	$(34)
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$148,068	$143,070	$152,437	$143,477
Revolving credit facility	$9,000	$9,000	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $13.1 million and long-term debt of $143.9 million as of June 30, 2023 and current portion of long-term debt of $10.9 million and long-term debt of $141.5 million as of December 31, 2022.

7. Leases
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,373	$2,550	$4,721	$5,128
Finance lease cost	41	71	88	147
Short-term lease cost	1,994	913	3,925	2,438
Total lease expense	$4,408	$3,534	$8,734	$7,713

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Operating Leases
Right-of-use assets, net	Other assets, net	$28,889	$26,372

Current liabilities	Accrued liabilities and other	8,723	7,421
Non-current liabilities	Other long-term liabilities	20,712	19,422
Total operating lease liabilities		$29,435	$26,843

Finance Leases
Right-of-use assets, net	Other assets, net	$275	$270

Current liabilities	Accrued liabilities and other	130	131
Non-current liabilities	Other long-term liabilities	155	139
Total finance lease liabilities		$285	$270

For the six months ended June 30, 2023 and 2022, cash payments on operating leases were $4.7 million and $5.0 million, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2023	$5,719	$77	$5,796
2024	7,782	118	7,900
2025	7,612	78	7,690
2026	5,271	30	5,301
2027	2,356	7	2,363
Thereafter	10,514	—	10,514
Total lease payments	$39,254	$310	$39,564
Less: Imputed interest	(9,819)	(25)	(9,844)
Present value of lease liabilities	$29,435	$285	$29,720
8. Income Taxes
We recorded a $2.7 million tax provision, or 21% effective tax rate for the three months ended June 30, 2023, and $5.9 million tax provision, or 24% effective tax rate for the six months ended June 30, 2023, compared to a $0.9 million and $2.3 million tax provision for the three and six months ended June 30, 2022, respectively, or approximately 26% effective tax rate for each period. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2023 could be different from the forecasted amount used to estimate the income tax expense for the three and six months ended June 30, 2023.
For the six months ended June 30, 2023 and 2022, cash paid for taxes, net of refunds received, were $5.9 million and $3.1 million, respectively.

9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended June 30,
	2023	2022
Interest cost	$358	$200
Expected return on plan assets	(307)	(258)
Amortization of prior service cost	13	13
Recognized actuarial loss	192	153
Net cost	$256	$108

	Non-U.S. Pension Plan
	Six months ended June 30,
	2023	2022
Interest cost	$705	$415
Expected return on plan assets	(602)	(533)
Amortization of prior service cost	25	26
Recognized actuarial loss	377	317
Net cost	$505	$225
Net periodic (benefit) cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2022	$2,188
New grants	2,180
Forfeitures	(1,139)
Adjustments	804
Payments	(1,159)
Adjusted Award Value at June 30, 2023	$2,874
Unrecognized compensation expense was $5.2 million and $2.4 million as of June 30, 2023 and 2022, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of June 30, 2023, there was approximately $4.1 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

A summary of the status of our restricted stock awards as of June 30, 2023 and changes during the six months ended June 30, 2023, are presented below:

	2023
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2022	383	$7.68
Granted	646	7.50
Vested	(378)	7.06
Forfeited	(3)	7.61
Nonvested - June 30, 2023	648	$7.86
As of June 30, 2023, a total of 2.5 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,092,992 and 32,826,852 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2023 and December 31, 2022.
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
Diluted earnings per share for the three and six months ended June 30, 2023 and 2022 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$10,140	$2,485	$18,840	$6,467
Weighted average number of common shares outstanding (in '000s)	33,051	32,237	32,960	32,152
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	378	802	352	857
Dilutive shares outstanding	33,429	33,039	33,312	33,009
Basic earnings per share	$0.31	$0.08	$0.57	$0.20
Diluted earnings per share	$0.30	$0.08	$0.57	$0.20

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2023 and 19 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2022. There were 11 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2023 and 21 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2022.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	1,506	(7)	—	1,499
Derivative instruments	—	—	2,641	2,641
Balance - June 30, 2023	$(23,305)	$(11,519)	$7,414	$(27,410)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	(5,196)	1,447	—	(3,749)
Derivative instruments	—	—	2,173	2,173
Balance - June 30, 2022	$(25,641)	$(21,303)	$2,930	$(44,014)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(1,051)	$—	$(1,051)	$1,506	$—	$1,506
Amortization of actuarial gain (loss)	(145)	(2)	(147)	(8)	1	(7)
Derivative instruments	1,871	(573)	1,298	3,686	(1,045)	2,641
Total other comprehensive income (loss)	$675	$(575)	$100	$5,184	$(1,044)	$4,140

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(5,523)	$—	$(5,523)	$(5,196)	$—	$(5,196)
Amortization of actuarial gain	1,384	92	1,476	1,385	62	1,447
Derivative instruments	(786)	145	(641)	2,966	(793)	2,173
Total other comprehensive income (loss)	$(4,925)	$237	$(4,688)	$(845)	$(731)	$(1,576)

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program includes aligning cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2022	$(5)	$—	$—	$458	$—	$453
New charges	83	8	—	622	—	713
Payments and other adjustments	(78)	(8)	—	(369)	—	(455)
March 31, 2023	$—	$—	$—	$711	$—	$711
New charges	340	—	—	378	—	718
Payments and other adjustments	(340)	—	—	(391)	—	(731)
June 30, 2023	$—	$—	$—	$698	$—	$698

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2021	$230	$—	$—	$417	$(161)	$486
New charges	204	—	435	350	—	989
Payments and other adjustments	(309)	—	(435)	(770)	422	(1,092)
March 31, 2022	$125	$—	$—	$(3)	$261	$383
New charges	—	571	560	314	306	1,751
Payments and other adjustments	(91)	(571)	(560)	(311)	(444)	(1,977)
June 30, 2022	$34	$—	$—	$—	$123	$157
Of the $0.7 million costs incurred in the three months ended June 30, 2023, $0.3 million primarily related to headcount reductions and $0.4 million related to facility exit and other costs. Substantially all costs incurred were recorded in cost of revenues.
Of the $1.4 million costs incurred in the six months ended June 30, 2023, $0.5 million primarily related to headcount reductions and $0.9 million related to facility exit and other costs. Substantially all costs incurred were recorded in cost of revenues.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2023, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2023 and 2022, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended June 30, 2023 and December 31, 2022, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
On July 24, 2023, one of CVG’s customers issued a voluntary safety recall related to certain wiper system components supplied by CVG. To the extent a loss occurs that is attributed to CVG, CVG believes that it has reasonable levels of insurance coverage to mitigate recall exposure risk. It is reasonably possible that CVG will incur additional losses and fees above the amount accrued for warranty claims but we cannot estimate a range of such reasonably possible losses or fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
The following presents a summary of the warranty provision for the six months ended June 30, 2023:

Balance - December 31, 2022	$1,433
Provision for warranty claims	666
Deduction for payments made and other adjustments	(522)
Balance - June 30, 2023	$1,577

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
The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2027; no payments are due thereafter:

Total
Remainder of 2023	$6,563
2024	$15,313
2025	$19,688
2026	$24,063
2027	$91,498
Thereafter	$—

16. Segment Reporting
Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker (“CODM”), which is our Interim President and Chief Executive Officer. Each of these segments consists of a number of manufacturing facilities. Certain of our facilities manufacture and sell products through multiple segments. Our segments are more specifically described below.

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$152,730	$63,625	$36,829	$9,010	$—	$262,194
Gross profit	20,904	10,345	7,788	(636)	—	38,401
Selling, general & administrative expenses	6,769	2,686	2,262	1,425	9,315	22,457
Operating income (loss)	$14,135	$7,659	$5,526	$(2,061)	$(9,315)	$15,944

	Three Months Ended June 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$142,785	$47,345	$32,172	$28,547	$—	$250,849
Gross profit	8,912	7,245	2,867	2,855	—	21,879
Selling, general & administrative expenses	7,403	1,303	1,735	1,547	3,664	15,652
Operating income (loss)	$1,509	$5,942	$1,132	$1,308	$(3,664)	$6,227

	Six Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$313,315	$118,373	$74,458	$18,757	$—	$524,903
Gross profit	40,374	18,643	15,015	(422)	—	73,610
Selling, general & administrative expenses	12,847	4,914	3,913	2,501	18,847	43,022
Operating income (loss)	$27,527	$13,729	$11,102	$(2,923)	$(18,847)	$30,588

	Six Months Ended June 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$282,941	$87,222	$62,387	$62,673	$—	$495,223
Gross profit	21,817	10,647	6,952	7,846	—	47,262
Selling, general & administrative expenses	13,990	2,942	3,199	2,871	9,649	32,651
Operating income (loss)	$7,827	$7,705	$3,753	$4,975	$(9,649)	$14,611
17. Other Financial Information
Items reported in inventories consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$98,668	$108,417
Work in process	15,377	17,757
Finished goods	17,650	16,368
Inventories	$131,695	$142,542

Items reported in property, plant, and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Land and buildings	$33,391	$32,267
Machinery and equipment	217,120	212,352
Construction in progress	6,406	7,317
Property, plant, and equipment, gross	256,917	251,936
Less accumulated depreciation	(186,546)	(184,131)
Property, plant and equipment, net	$70,371	$67,805
Items reported in accrued expenses and other liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Compensation and benefits	$24,435	$13,370
Operating lease liabilities	8,723	7,421
Taxes payable	8,123	5,092
Accrued freight	2,856	4,225
Warranty costs	1,577	1,433
Other	8,966	11,268
Accrued liabilities and other	$54,680	$42,809

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K.

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
Key Developments

During the quarter ended March 31, 2023, CVG established two new plant locations: one in Tangier, Morocco, and another in Aldama, Mexico. Both locations are expected to begin production in the third quarter of 2023. These plants are a cornerstone in CVG's strategy of globally expanding its electrification systems business.

Consolidated Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$262,194	$250,849	$11,345	4.5%
Gross profit	38,401	21,879	16,522	75.5
Selling, general and administrative expenses	22,457	15,652	6,805	43.5
Interest expense	2,804	2,118	686	32.4
Loss on extinguishment of debt	—	921	(921)	(100.0)
Provision for income taxes	2,693	870	1,823	209.5
Net income	10,140	2,485	7,655	308.0
Revenues. The increase in consolidated revenues resulted from:

•a $31.9 million, or 18.5%, increase in OEM;
•a $19.5 million, or 68.4%, decrease in industrial automation sales;
•a $1.3 million, or 2.7%, decrease in aftermarket and OES sales; and
•a $0.3 million, or 161.7% increase in other revenues.
Second quarter 2023 revenues were favorably impacted by foreign currency exchange translation of $0.7 million, which is reflected in the change in revenues above. The increase in revenues was primarily driven by increased pricing and volume from new Electrical Systems business, partially offset by lower volumes in the Industrial Automation segment.
Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $16.5 million increase in gross profit is primarily attributable to price increases with customers and cost reduction initiatives. Cost of revenues decreased $5.2 million, or 2.3%, as a result of a decrease in raw material and purchased component costs of $8.2 million, or 5.5%, offset by an increase in labor and overhead expenses of $3.0 million, or 3.9%. As a percentage of revenues, gross profit margin was 14.6% for the three months ended June 30, 2023 compared to 8.7% for the three months ended June 30, 2022. The three months ended June 30, 2023 results include charges of $0.7 million associated with the restructuring program.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses increased $6.8 million compared to the three months ended June 30, 2022, primarily as a result of increased employee benefit costs and salaries including an increase in incentive compensation expenses. As a percentage of revenues, SG&A expense was 8.6% for the three months ended June 30, 2023 compared to 6.2% for the three months ended June 30, 2022.
Interest Expense. Interest associated with our debt was $2.8 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase in interest expense primarily related to higher interest rates on variable rate debt, offset by lower average debt balances during the respective comparative periods.

Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other fees associated with the new debt.
Provision for Income Taxes. An income tax provision of $2.7 million and $0.9 million were recorded for the three months ended June 30, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to a $9.5 million increase in domestic pre-tax income versus the prior year period.

Net Income. Net income was $10.1 million for the three months ended June 30, 2023 compared to $2.5 million for the three months ended June 30, 2022. The increase in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended June 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$152,730	$142,785	$9,945	7.0%
Gross profit	20,904	8,912	11,992	134.6
Selling, general & administrative expenses	6,769	7,403	(634)	(8.6)
Operating income	14,135	1,509	12,626	836.7
Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased pricing.
Gross Profit. The increase in gross profit was primarily attributable to price increases with customers and cost reduction initiatives. Included in gross profit is cost of revenues, which decreased $2.0 million, or 1.5%, as a result of a decrease in raw material and purchased component costs of $5.1 million, or 5.6%, offset by an increase in labor and overhead expenses of $3.1 million, or 7.1%.
As a percentage of revenues, gross profit margin was 13.7% for the three months ended June 30, 2023 compared to 6.2% for the three months ended June 30, 2022, driven by lower startup costs, improved manufacturing efficiencies, increased pricing to offset material cost inflation and freight costs. The three months ended June 30, 2023 results include charges of $0.3 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due nonrecurring legal expenses related to a customer dispute in the prior year period.
Electrical Systems Segment Results
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The table below sets forth certain Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$63,625	$47,345	$16,280	34.4%
Gross profit	10,345	7,245	3,100	42.8
Selling, general & administrative expenses	2,686	1,303	1,383	106.1
Operating income (loss)	7,659	5,942	1,717	28.9

Revenues. The increase in Electrical Systems Segment revenues primarily resulted from increased sales volume and pricing.
Gross Profit. The increase in gross profit is primarily attributable to increase in sales volume and pricing. Included in gross profit is cost of revenues, which increased $13.2 million, or 32.9%, as a result of an increase in raw material and purchased component costs of $9.7 million, or 45.3%, and an increase in labor and overhead expenses of $3.5 million, or 18.7%.
As a percentage of revenues, gross profit margin was 16.3% for the three months ended June 30, 2023 compared to 15.3% for the three months ended June 30, 2022, driven by sales volume, increased pricing and manufacturing efficiencies.
Selling, General and Administrative Expenses.  SG&A expenses increased $1.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by increased incentive compensation expense.
Aftermarket & Accessories Segment Results
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended June 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$36,829	$32,172	$4,657	14.5%
Gross profit	7,788	2,867	4,921	171.6
Selling, general & administrative expenses	2,262	1,735	527	30.4
Operating income	5,526	1,132	4,394	388.2
Revenues. The increase in Aftermarket & Accessories Segment revenues primarily resulted from increased pricing.
Gross Profit. The increase in gross profit is primarily attributable to increased pricing and cost reduction. Included in gross profit is cost of revenues, which decreased $0.3 million, or 0.9%, as a result of an increase in raw material and purchased component costs of $0.1 million, or 0.4%, offset by a decrease in labor and overhead expenses of $0.4 million, or 3.2%.
As a percentage of revenues, gross profit margin was 21.1% for the three months ended June 30, 2023 compared to 8.9% for the three months ended June 30, 2022. This was primarily due to increased pricing offsetting moderating cost inflation.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Industrial Automation Segment Results
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The table below sets forth certain Industrial Automation Segment operating data for the three months ended June 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$9,010	$28,547	$(19,537)	(68.4)%
Gross profit	(636)	2,855	(3,491)	(122.3)
Selling, general & administrative expenses	1,425	1,547	(122)	(7.9)
Operating income (loss)	(2,061)	1,308	(3,369)	NM1
1.Not meaningful
Revenues. The decrease in Industrial Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to lower sales volume and an inventory charge of $1.6 million. Included in gross profit is cost of revenues, which decreased $16.0 million, or 62.5%, as a result of a decrease in raw material and purchased component costs of $12.9 million, or 63.2%, and a decrease in labor and overhead expenses of $3.1 million, or 59.5%.
As a percentage of revenues, gross profit loss was 7.1% for the three months ended June 30, 2023 compared to gross profit margin of 10.0% for the three months ended June 30, 2022. The decrease in gross profit margin is primarily due to volume reduction, inventory adjustments and restructuring expenses. The three months ended June 30, 2023 results include charges of $0.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Consolidated Results of Operations

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The table below sets forth certain consolidated operating data for the six months ended June 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$524,903	$495,223	$29,680	6.0%
Gross profit	73,610	47,262	26,348	55.7
Selling, general and administrative expenses	43,022	32,651	10,371	31.8
Other (income) expense	105	874	(769)	(88.0)
Interest expense	5,694	4,079	1,615	39.6
Loss on extinguishment of debt	—	921	(921)	(100.0)
Provision for income taxes	5,949	2,270	3,679	162.1
Net income	18,840	6,467	12,373	191.3
Revenues. The increase in consolidated revenues resulted from:

•a $74.4 million, or 22.1%, increase in OEM;
•a $43.9 million, or 70.1%, decrease in industrial automation sales;
•a $1.8 million, or 1.9%, decrease in aftermarket and OES sales; and
•a $0.9 million, or 27.6% increase in other revenues.
Six months ended 2023 revenues were unfavorably impacted by foreign currency exchange translation of $2.7 million, which is reflected in the change in revenues above. The increase in revenues is primarily driven by increased pricing to offset material cost increases and increased sales volume, offset by sales volume decreases in the Industrial Automation segment.
Gross Profit. The $26.3 million increase in gross profit is primarily attributable to price increases with customers and cost reduction initiatives. Cost of revenues increased $3.3 million, or 0.7%, as a result of a decrease in raw material and purchased component costs of $5.8 million, or 1.9%, offset by an increase in labor and overhead expenses of $9.1 million, or 6.0%. As a percentage of revenues, gross profit margin was 14.0% for the six months ended June 30, 2023 compared to 9.5% for the six months ended June 30, 2022. The six months ended June 30, 2023 results include charges of $1.4 million associated with the restructuring program.
Selling, General and Administrative Expenses. SG&A expenses increased $10.4 million compared to the six months ended June 30, 2022, primarily as a result of increased employee benefit costs and salaries including an increase in incentive compensation expenses. As a percentage of revenues, SG&A expense was 8.2% for the six months ended June 30, 2023 compared to 6.6% for the six months ended June 30, 2022.
Other (Income) Expense. Other expenses decreased $0.8 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due primarily to a favorable change in foreign currency of $0.6 million.
Interest Expense. Interest associated with our debt was $5.7 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense primarily related to higher interest rates on variable rate debt, offset by lower average debt balances during the respective comparative periods.

Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other associated fees.
Provision for Income Taxes. An income tax provision of $5.9 million and $2.3 million were recorded for the six months ended June 30, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to the $16.1 million increase in domestic pre-tax income versus the prior year period.

Net Income. Net income was $18.8 million for the six months ended June 30, 2023 compared to $6.5 million for the six months ended June 30, 2022. The increase in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The table below sets forth certain Vehicle Solutions Segment operating data for the six months ended June 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$313,315	$282,941	$30,374	10.7%
Gross profit	40,374	21,817	18,557	85.1
Selling, general & administrative expenses	12,847	13,990	(1,143)	(8.2)
Operating income	27,527	7,827	19,700	251.7

Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased sales volume and increased pricing to offset material cost increases.
Gross Profit. The increase in gross profit was primarily attributable to price increases with customers and cost reduction initiatives. Included in gross profit is cost of revenues, which increased $11.8 million, or 4.5%, as a result of an increase in raw material and purchased component costs of $5.0 million, or 2.8%, and an increase in labor and overhead expenses of $6.8 million, or 8.0%.
As a percentage of revenues, gross profit margin was 12.9% for the six months ended June 30, 2023 compared to 7.7% for the six months ended June 30, 2022, driven by lower startup costs, improved manufacturing efficiencies, increased pricing to offset material cost inflation and freight costs. The six months ended June 30, 2023 results include charges of $0.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $1.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to nonrecurring legal expenses related to a customer dispute in the prior year period.

Electrical Systems Segment Results
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The table below sets forth certain Electrical Systems Segment operating data for the six months ended June 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$118,373	$87,222	$31,151	35.7%
Gross profit	18,643	10,647	7,996	75.1
Selling, general & administrative expenses	4,914	2,942	1,972	67.0
Operating income	13,729	7,705	6,024	78.2
Revenues. The increase in Electrical Systems Segment revenues resulted from sales volume, increased pricing to offset material cost pass-through.
Gross Profit. The increase in gross profit is primarily attributable to the increase in sales volume and increased pricing to offset material cost pass-through. Included in gross profit is cost of revenues, which increased $23.2 million, or 30.2%, as a result of an increase in raw material and purchased component costs of $14.9 million, or 35.8%, and an increase in labor and overhead expenses of $8.3 million, or 23.6%.
As a percentage of revenues, gross profit margin was 15.7% for the six months ended June 30, 2023 compared to 12.2% for the six months ended June 30, 2022, driven by sales volume, increased pricing and manufacturing efficiencies.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by increased incentive compensation expense.
Aftermarket & Accessories Segment Results
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The table below sets forth certain Aftermarket & Accessories Segment operating data for the six months ended June 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$74,458	$62,387	$12,071	19.3%
Gross profit	15,015	6,952	8,063	116.0
Selling, general & administrative expenses	3,913	3,199	714	22.3
Operating income	11,102	3,753	7,349	195.8
Revenues. The increase in Aftermarket & Accessories Segment revenues primarily resulted from increased sales volume and increased pricing to offset material cost pass-through.
Gross Profit. The increase in gross profit is primarily attributable to the increased pricing to offset material cost inflation and freight costs. Included in gross profit is cost of revenues, which increased $4.0 million, or 7.2%, as a result of an increase in raw material and purchased component costs of $3.0 million, or 8.7%, and an increase in labor and overhead expenses of $1.0 million, or 4.8%.
As a percentage of revenues, gross profit margin was 20.2% for the six months ended June 30, 2023 compared to 11.1% for the six months ended June 30, 2022. This was primarily due to increased pricing offsetting moderating cost inflation.

Selling, General and Administrative Expenses. SG&A expenses increased $0.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, consistent with the prior year amount on a percent of sales basis.

Industrial Automation Segment Results
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The table below sets forth certain Industrial Automation Segment operating data for the six months ended June 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$18,757	$62,673	$(43,916)	(70.1)%
Gross profit	(422)	7,846	(8,268)	NM1
Selling, general & administrative expenses	2,501	2,871	(370)	(12.9)
Operating income (loss)	(2,923)	4,975	(7,898)	NM1
1.Not meaningful
Revenues. The decrease in Industrial Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to lower sales volume and an inventory charge of $1.6 million. Included in gross profit is cost of revenues, which decreased $35.6 million, or 65.0%, as a result of a decrease in raw material and purchased component costs of $28.7 million, or 66.7%, and a decrease in labor and overhead expenses of $6.9 million, or 59.0%.
As a percentage of revenues, gross profit loss was 2.2% for the six months ended June 30, 2023 compared to gross profit margin of 12.5% for the six months ended June 30, 2022 due to volume reduction, inventory adjustments and restructuring expenses. The six months ended June 30, 2023 results include charges of $1.0 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by overhead reduction.

Liquidity and Capital Resources
As of June 30, 2023, the Company had total liquidity of $190.5 million, including $42.4 million of cash and $148.1 million of availability from its U.S. and China credit facilities.
Our primary sources of liquidity as of June 30, 2023 were operating income, cash reserves and availability under our credit facilities. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of June 30, 2023, cash of $42.4 million was held by foreign subsidiaries. The Company had a $0.6 million deferred tax liability as of June 30, 2023 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

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

Sources and Uses of Cash

	June 30, 2023	June 30, 2022
	(In thousands)
Net cash provided by (used in) operating activities	$11,522	$(4,507)
Net cash used in investing activities	(9,179)	(8,616)
Net cash provided by financing activities	7,893	8,659
Effect of currency exchange rate changes on cash	380	(1,994)
Net increase (decrease) in cash	$10,616	$(6,458)
Operating activities. For the six months ended June 30, 2023, net cash provided by operating activities was $11.5 million compared to net cash used in operating activities of $4.5 million for the six months ended June 30, 2022. Net cash provided by operating activities is primarily attributable to a smaller increase in working capital for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Investing activities. For the six months ended June 30, 2023, net cash used in investing activities was mainly due to capital expenditures and was $9.2 million compared to $8.6 million for the six months ended June 30, 2022. In 2023, we expect capital expenditures to be in the range of $25 million to $30 million.
Financing activities. For the six months ended June 30, 2023, net cash provided by financing activities was $7.9 million compared $8.7 million for the six months ended June 30, 2022.

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
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Form 10-K. At June 30, 2023, there have been no material changes to our critical accounting estimates from those disclosed in our 2022 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to its plans to improve financial results, the future of the Company’s end markets, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction equipment business, the Company’s prospects in the wire harness, warehouse automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K. As of June 30, 2023, there have been no material changes in our exposure to market risk from those disclosed in our 2022 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended June 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the six months ended June 30, 2023 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the six months ended June 30, 2023.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
None

ITEM 6        Exhibits

31.1	302 Certification by Robert C. Griffin, Interim President and Chief Executive Officer.
31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 8, 2023	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2023	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)