Form 10-Q
period 2023-09-30
Commercial Vehicle Group, Inc.
filed 2023-11-09
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 8, 2023 was 33,707,070 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands, except per share amounts)
Revenues	$246,687	$251,412	$771,590	$746,635
Cost of revenues	212,763	224,570	664,056	672,531
Gross profit	33,924	26,842	107,534	74,104
Selling, general and administrative expenses	21,476	17,304	64,498	49,955
Operating income	12,448	9,538	43,036	24,149
Other expense	383	1,924	488	2,798
Interest expense	2,614	2,813	8,308	6,892
Loss on extinguishment of debt	—	—	—	921
Income before provision for income taxes	9,451	4,801	34,240	13,538
Provision for income taxes	2,161	1,250	8,110	3,520
Net income	$7,290	$3,551	$26,130	$10,018
Earnings per Common Share:
Basic	$0.22	$0.11	$0.79	$0.30
Diluted	$0.22	$0.11	$0.78	$0.30
Weighted average shares outstanding:
Basic	33,100	32,460	33,010	32,950
Diluted	33,350	32,922	33,408	33,645
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited) (In thousands)
Net income	$7,290	$3,551	$26,130	$10,018
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(3,452)	(4,493)	(1,946)	(9,689)
Minimum pension liability, net of tax	(899)	(362)	(906)	1,085
Derivative instrument, net of tax	(869)	1,838	1,772	4,011
Other comprehensive income (loss)	(5,220)	(3,017)	(1,080)	(4,593)
Comprehensive income (loss)	$2,070	$534	$25,050	$5,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$46,293	$31,825
Accounts receivable, net of allowances of $208 and $306, respectively	159,863	152,626
Inventories	128,192	142,542
Other current assets	29,892	12,582
Total current assets	364,240	339,575
Property, plant and equipment, net	71,554	67,805
Intangible assets, net	12,041	14,620
Deferred income taxes	11,181	12,275
Other assets, net	37,026	35,993
Total assets	$496,042	$470,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,110	$122,091
Accrued liabilities and other	52,999	42,809
Current portion of long-term debt and short-term debt	18,331	10,938
Total current liabilities	176,440	175,838
Long-term debt	135,573	141,499
Pension and other post-retirement benefits	9,325	8,428
Other long-term liabilities	28,150	24,463
Total liabilities	349,488	350,228
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,108,989 and 32,826,852 shares issued and outstanding respectively)	330	328
Treasury stock, at cost: 2,014,817 and 1,899,996 shares, respectively	(15,322)	(14,514)
Additional paid-in capital	263,641	261,371
Retained deficit	(69,465)	(95,595)
Accumulated other comprehensive loss	(32,630)	(31,550)
Total stockholders’ equity	146,554	120,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$496,042	$470,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,130	$10,018
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13,159	13,606
Noncash amortization of debt financing costs	227	274
Pension cash reversion	2,942	—
Share-based compensation expense	2,270	4,644
Deferred income taxes	24	(1,118)
Non-cash loss (income) on derivative contracts	(695)	30
Loss on extinguishment of debt	—	921
Settlement of derivative contract	—	3,900
Change in other operating items:
Accounts receivable	(8,069)	(9,193)
Inventories	13,510	(14,414)
Prepaid expenses	(2,312)	(1,587)
Accounts payable	(15,073)	23,544
Other operating activities, net	(2,123)	3,169
Net cash provided by operating activities	29,990	33,794
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,196)	(12,541)
Proceeds from disposal/sale of property, plant and equipment	—	16
Net cash used in investing activities	(15,196)	(12,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	—	30,625
Repayment of term loan facility	(7,656)	(4,063)
Borrowings under revolving credit facility	25,000	65,200
Repayment of revolving credit facility	(20,000)	(103,013)
Surrender of shares to pay withholding taxes	(808)	(966)
Debt issuance and amendment costs	—	(648)
Other financing activities	3,995	(166)
Net cash provided by (used in) financing activities	531	(13,031)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(857)	(4,483)
NET INCREASE IN CASH	14,468	3,755

CASH:
Beginning of period	31,825	34,958
End of period	$46,293	$38,713
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except share amounts)
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Share-based compensation expense	122,618	1	(464)	1,117	—	—	654
Total comprehensive income	—	—	—	—	3,982	3,112	7,094
Balance - March 31, 2022	32,157,210	$322	$(13,636)	$256,683	$(69,642)	$(39,326)	$134,401
Share-based compensation expense	290,558	3	(448)	1,701	—	—	1,256
Total comprehensive income (loss)	—	—	—	—	2,485	(4,688)	(2,203)
Balance - June 30, 2022	32,447,768	$325	$(14,084)	$258,384	$(67,157)	$(44,014)	$133,454
Share-based compensation expense	103,573	1	(54)	1,826	—	—	1,773
Total comprehensive income (loss)	—	—	—	—	3,551	(3,017)	534
Balance - September 30, 2022	32,551,341	$326	$(14,138)	$260,210	$(63,606)	$(47,031)	$135,761

Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Share-based compensation expense	164,616	2	(764)	1,771	—	—	1,009
Total comprehensive income	—	—	—	—	8,700	4,040	12,740
Balance - March 31, 2023	32,991,468	$330	$(15,278)	$263,142	$(86,895)	$(27,510)	$133,789
Share-based compensation expense	101,524	—	(24)	(245)	—	—	(269)
Total comprehensive income	—	—	—	—	10,140	100	10,240
Balance - June 30, 2023	33,092,992	$330	$(15,302)	$262,897	$(76,755)	$(27,410)	$143,760
Share-based compensation expense	15,997	—	(20)	744	—	—	724
Total comprehensive income	—	—	—	—	7,290	(5,220)	2,070
Balance - September 30, 2023	33,108,989	$330	$(15,322)	$263,641	$(69,465)	$(32,630)	$146,554
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $159.9 million as of September 30, 2023 and $152.6 million as of December 31, 2022. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$66,862	$—	$17,703	$—	$84,565
Electrical wire harnesses, panels and assemblies	657	53,862	3,273	6,632	64,424
Trim	46,255	—	1,845	—	48,100
Industrial Automation	—	—	—	6,388	6,388
Cab structures	30,158	—	612	—	30,770
Mirrors, wipers and controls	1,461	—	10,979	—	12,440
Total	$145,393	$53,862	$34,412	$13,020	$246,687

	Three Months Ended September 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$77,843	$—	$20,080	$—	$97,923
Electrical wire harnesses, panels and assemblies	45	45,608	2,744	3,416	51,813
Trim	45,980	—	2,623	—	48,603
Industrial Automation	—	521	—	10,700	11,221
Cab structures	28,739	—	497	—	29,236
Mirrors, wipers and controls	1,417	—	11,199	—	12,616
Total	$154,024	$46,129	$37,143	$14,116	$251,412

	Nine Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$213,149	$—	$55,581	$—	$268,730
Electrical wire harnesses, panels and assemblies	2,255	172,236	11,042	16,477	202,010
Trim	141,206	—	6,191	—	147,397
Industrial Automation	—	—	—	15,300	15,300
Cab structures	95,876	—	2,177	—	98,053
Mirrors, wipers and controls	6,221	—	33,879	—	40,100
Total	$458,707	$172,236	$108,870	$31,777	$771,590

	Nine Months Ended September 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$212,956	$—	$56,751	$—	$269,707
Electrical wire harnesses, panels and assemblies	45	132,830	7,879	10,609	151,363
Trim	138,207	—	3,919	—	142,126
Industrial Automation	—	520	—	66,180	66,700
Cab structures	83,116	—	497	—	83,613
Mirrors, wipers and controls	2,642	—	30,484	—	33,126
Total	$436,966	$133,350	$99,530	$76,789	$746,635
4. Debt
Debt consisted of the following:

	September 30, 2023	December 31, 2022
Term loan facility	$144,844	$152,500
Revolving credit facility	5,000	—
China credit facility	4,112	—
Unamortized issuance costs	(52)	(63)
	$153,904	$152,437
Less: current portion of long-term debt and short-term debt	(18,331)	(10,938)
Total long-term debt, net of current portion	$135,573	$141,499
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

At September 30, 2023, we had $5.0 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $143.8 million. Combined with availability under our China Credit Facility (described below) of approximately $8.2 million, total consolidated availability was $152.0 million at September 30, 2023. The unamortized deferred financing fees associated with the Revolving Credit Facility of $1.1 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2022, we had no borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.2 million.
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
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which was subject to step-down to 3.50:1.0 at the end of the fiscal quarter ending March 31, 2023; to 3.25:1.0 at the end of the fiscal quarter ending June 30, 2023; and to 3.00:1.0 for any fiscal quarter ending thereafter, including the quarter ended September 30, 2023).
We were in compliance with these covenants as of September 30, 2023.

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
Foreign Facility
In the quarter ended March 31, 2023, we established a credit facility in China with availability of approximately $12.3 million (denominated in the local currency) consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had $4.1 million and $0.0 million outstanding under the China Credit Facility as of September 30, 2023 and December 31, 2022, respectively, which are included in current portion of long-term debt and short-term debt on the Condensed Consolidated Balance Sheets. At September 30, 2023, we had $8.2 million of availability under the China Credit Facility.
Cash Paid for Interest
For the nine months ended September 30, 2023 and 2022, cash payments for interest were $9.9 million and $6.2 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		September 30, 2023			December 31, 2022
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,438	$(5,644)	$5,794	$11,487	$(5,377)	$6,110
Customer relationships	15 years	14,133	(9,826)	4,307	14,161	(9,109)	5,052
Technical know-how	5 years	9,790	(7,913)	1,877	9,790	(6,445)	3,345
Covenant not to compete	5 years	330	(267)	63	330	(217)	113
		$35,691	$(23,650)	$12,041	$35,768	$(21,148)	$14,620

The aggregate intangible asset amortization expense was $0.8 million for the three months ended September 30, 2023 and $0.9 million for the nine months ended September 30, 2022. The aggregate intangible asset amortization expense was $2.5 million for the nine months ended September 30, 2023 and $2.6 million for the nine months ended September 30, 2022 .

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of September 30, 2023, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contracts	$1,748	$—	$1,748	$—	$—	$—	$—	$—
Interest rate swap agreement	$2,938	$—	$2,938	$—	$1,849	$—	$1,849	$—
Liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$356	$—	$356	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2023		December 31, 2022
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies	$13,367	$15,121	$55,220	$53,847

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		September 30, 2023	December 31, 2022
Foreign exchange contracts	Other current assets	$1,748	$—
Interest rate swap agreement	Other current assets	$2,938	$1,849

	Derivative Liability
	Balance Sheet Location	Fair Value
		September 30, 2023	December 31, 2022
Foreign exchange contracts	Accrued liabilities and other	$—	$356

	Derivative Equity
	Balance Sheet Location	Fair Value
		September 30, 2023	December 31, 2022
Derivative instruments	Accumulated other comprehensive income	$6,545	$3,777
The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts	Cost of revenues	$1,973	$776	$3,666	$2,076
Interest rate swap agreement	Interest and other expense	$604	$(67)	$1,611	$(344)
Foreign exchange contracts	Other (income) expense	$(183)	$(185)	$129	$(219)
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$144,792	$141,352	$152,437	$143,477
Revolving credit facility	$5,000	$5,000	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $14.2 million and long-term debt of $135.6 million as of September 30, 2023 and current portion of long-term debt of $10.9 million and long-term debt of $141.5 million as of December 31, 2022.

7. Leases
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,956	$2,484	$7,677	$7,612
Finance lease cost	35	29	123	176
Short-term lease cost	1,324	1,470	5,249	3,908
Total lease expense	$4,315	$3,983	$13,049	$11,696

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating Leases
Right-of-use assets, net	Other assets, net	$29,391	$26,372

Current liabilities	Accrued liabilities and other	6,765	7,421
Non-current liabilities	Other long-term liabilities	23,318	19,422
Total operating lease liabilities		$30,083	$26,843

Finance Leases
Right-of-use assets, net	Other assets, net	$242	$270

Current liabilities	Accrued liabilities and other	117	131
Non-current liabilities	Other long-term liabilities	131	139
Total finance lease liabilities		$248	$270

Cash payments on operating leases were $7.5 million for the nine months ended September 30, 2023 and 2022.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2023	$2,330	$37	$2,367
2024	9,400	117	9,517
2025	8,140	78	8,218
2026	6,179	30	6,209
2027	3,292	7	3,299
Thereafter	16,605	—	16,605
Total lease payments	$45,946	$269	$46,215
Less: Imputed interest	(15,863)	(21)	(15,884)
Present value of lease liabilities	$30,083	$248	$30,331

8. Income Taxes
We recorded a $2.2 million tax provision, or 23% effective tax rate for the three months ended September 30, 2023, and $8.1 million tax provision, or 24% effective tax rate for the nine months ended September 30, 2023, compared to a $1.3 million and $3.5 million tax provision for the three and nine months ended September 30, 2022, respectively, or approximately 26% effective tax rate for each period. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2023 could be different from the forecasted amount used to estimate the income tax expense for the three and nine months ended September 30, 2023.
We have recorded valuation allowances in prior years related to U.S. deferred tax assets due to multiple year cumulative losses. Given the current earnings and anticipated future earnings of our U.S. jurisdiction,we will continue to assess if there is sufficient positive evidence to allow us to reach a conclusion that the VA on US deferred taxes will no longer be needed. Releasing the valuation allowance would result in the recognition of previously unrecognized deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
For the nine months ended September 30, 2023 and 2022, cash paid for taxes, net of refunds received, were $9.2 million and $4.2 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended September 30,
	2023	2022
Interest cost	$359	$187
Expected return on plan assets	(310)	(244)
Amortization of prior service cost	11	11
Recognized actuarial loss	192	142
Net cost	$252	$96

	Non-U.S. Pension Plan
	Nine months ended September 30,
	2023	2022
Interest cost	$1,064	$602
Expected return on plan assets	(912)	(777)
Amortization of prior service cost	36	37
Recognized actuarial loss	569	459
Net cost	$757	$321
Net periodic (benefit) cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2022	$2,188
New grants	2,180
Forfeitures	(1,624)
Adjustments	710
Payments	(1,159)
Adjusted Award Value at September 30, 2023	$2,295
Unrecognized compensation expense was $2.8 million and $2.0 million as of September 30, 2023 and 2022, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of September 30, 2023, there was approximately $3.1 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

A summary of the status of our restricted stock awards as of September 30, 2023 and changes during the nine months ended September 30, 2023, are presented below:

	2023
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2022	383	$7.68
Granted	660	7.51
Vested	(397)	7.09
Forfeited	(48)	7.66
Nonvested - September 30, 2023	598	$7.88
As of September 30, 2023, a total of 2.5 million shares were available for future grants from the shares authorized for award under our 2020 Equity Incentive Plan, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,108,989 and 32,826,852 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2023 and December 31, 2022.
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
Diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$7,290	$3,551	$26,130	$10,018
Weighted average number of common shares outstanding (in '000s)	33,100	32,460	33,010	32,950
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	250	462	398	695
Dilutive shares outstanding	33,350	32,922	33,408	33,645
Basic earnings per share	$0.22	$0.11	$0.79	$0.30
Diluted earnings per share	$0.22	$0.11	$0.78	$0.30

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2023 and eight thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2022. There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2023 and 10 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	(1,946)	(906)	—	(2,852)
Derivative instruments	—	—	1,772	1,772
Balance - September 30, 2023	$(26,757)	$(12,418)	$6,545	$(32,630)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	(9,689)	1,085	—	(8,604)
Derivative instruments	—	—	4,011	4,011
Balance - September 30, 2022	$(30,134)	$(21,665)	$4,768	$(47,031)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(3,452)	$—	$(3,452)	$(1,946)	$—	$(1,946)
Amortization of actuarial gain (loss)	(900)	1	(899)	(908)	2	(906)
Derivative instruments	(1,487)	618	(869)	2,199	(427)	1,772
Total other comprehensive income (loss)	$(5,839)	$619	$(5,220)	$(655)	$(425)	$(1,080)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Cumulative translation adjustment	$(4,493)	$—	$(4,493)	$(9,689)	$—	$(9,689)
Amortization of actuarial gain	(396)	34	(362)	989	96	1,085
Derivative instruments	2,494	(656)	1,838	5,460	(1,449)	4,011
Total other comprehensive income (loss)	$(2,395)	$(622)	$(3,017)	$(3,240)	$(1,353)	$(4,593)

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program includes aligning cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2022	$(5)	$—	$—	$458	$—	$453
New charges	83	8	—	622	—	713
Payments and other adjustments	(78)	(8)	—	(369)	—	(455)
March 31, 2023	$—	$—	$—	$711	$—	$711
New charges	340	—	—	378	—	718
Payments and other adjustments	(340)	—	—	(391)	—	(731)
June 30, 2023	$—	$—	$—	$698	$—	$698
New charges	—	—	—	70	—	70
Payments and other adjustments	—	—	—	(70)	—	(70)
September 30, 2023	$—	$—	$—	$698	$—	$698

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2021	$230	$—	$—	$417	$(161)	$486
New charges	204	—	435	350	—	989
Payments and other adjustments	(309)	—	(435)	(770)	422	(1,092)
March 31, 2022	$125	$—	$—	$(3)	$261	$383
New charges	—	571	560	314	306	1,751
Payments and other adjustments	(91)	(571)	(560)	(311)	(444)	(1,977)
June 30, 2022	$34	$—	$—	$—	$123	$157
New charges	$66	$—	$445	$136	$—	$647
Payments and other adjustments	$(90)		$(445)	$(46)	$(123)	$(704)
September 30, 2022	$10	$—	$—	$90	$—	$100
The $0.1 million costs incurred in the three months ended September 30, 2023 primarily related to headcount reductions and were recorded in cost of revenues.
Of the $1.5 million costs incurred in the nine months ended September 30, 2023, $0.6 million primarily related to headcount reductions and $0.9 million related to facility exit and other costs. Substantially all costs incurred were recorded in cost of revenues.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2023, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2023 and 2022, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended September 30, 2023 and December 31, 2022, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
On July 24, 2023, one of our customers issued a voluntary safety recall related to certain wiper system components supplied by us. To the extent a loss occurs that is attributed to us, we believe that we have reasonable levels of insurance coverage to mitigate recall exposure risk. It is reasonably possible that we will incur additional losses and fees above the amount accrued for warranty claims but we cannot estimate a range of such reasonably possible losses or fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts normally accrued.
The following presents a summary of the warranty provision for the nine months ended September 30, 2023:

Balance - December 31, 2022	$1,433
Provision for warranty claims	903
Deduction for payments made and other adjustments	(763)
Balance - September 30, 2023	$1,573

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

Total
Remainder of 2023	$3,280
2024	$15,313
2025	$19,688
2026	$24,063
2027	$87,500
Thereafter	$—

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$145,393	$53,862	$34,412	$13,020	$—	$246,687
Gross profit	17,661	7,881	6,605	1,777	—	33,924
Selling, general & administrative expenses	6,761	2,018	2,104	1,087	9,506	21,476
Operating income (loss)	$10,900	$5,863	$4,501	$690	$(9,506)	$12,448

	Three Months Ended September 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$154,024	$46,129	$37,143	$14,116	$—	$251,412
Gross profit	13,839	6,210	6,389	404	—	26,842
Selling, general & administrative expenses	4,279	1,055	1,436	1,371	9,163	17,304
Operating income (loss)	$9,560	$5,155	$4,953	$(967)	$(9,163)	$9,538

	Nine Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$458,707	$172,236	$108,870	$31,777	$—	$771,590
Gross profit	58,035	26,524	21,620	1,355	—	107,534
Selling, general & administrative expenses	19,609	6,932	6,017	3,588	28,352	64,498
Operating income (loss)	$38,426	$19,592	$15,603	$(2,233)	$(28,352)	$43,036

	Nine Months Ended September 30, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$436,966	$133,350	$99,530	$76,789	$—	$746,635
Gross profit	35,657	16,857	13,341	8,249	—	74,104
Selling, general & administrative expenses	18,269	3,998	4,636	4,242	18,810	49,955
Operating income (loss)	$17,388	$12,859	$8,705	$4,007	$(18,810)	$24,149
17. Other Financial Information
Items reported in inventories consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$96,630	$108,417
Work in process	14,208	17,757
Finished goods	17,354	16,368
Inventories	$128,192	$142,542

Items reported in property, plant, and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Land and buildings	$33,645	$32,267
Machinery and equipment	219,088	212,352
Construction in progress	7,229	7,317
Property, plant, and equipment, gross	259,962	251,936
Less accumulated depreciation	(188,408)	(184,131)
Property, plant and equipment, net	$71,554	$67,805
Items reported in accrued expenses and other liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Compensation and benefits	$26,496	$13,370
Operating lease liabilities	6,765	7,421
Taxes payable	6,673	5,092
Accrued freight	3,223	4,225
Warranty costs	1,573	1,433
Other	8,269	11,268
Accrued liabilities and other	$52,999	$42,809

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K.

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
Key Developments

During the quarter ended March 31, 2023, we established two new plant locations: one in Tangier, Morocco, and another in Aldama, Mexico. These plants are a cornerstone in our strategy of globally expanding our electrical systems business.

Consolidated Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$246,687	$251,412	$(4,725)	(1.9)%
Gross profit	33,924	26,842	7,082	26.4
Selling, general and administrative expenses	21,476	17,304	4,172	24.1
Other expense	383	1,924	(1,541)	(80.1)
Interest expense	2,614	2,813	(199)	(7.1)
Provision for income taxes	2,161	1,250	911	72.9
Net income	7,290	3,551	3,739	105.3
Revenues. The decrease in consolidated revenues resulted from:

•a $0.9 million, or 0.4%, decrease in OEM and other revenues;
•a $2.7 million, or 7.4%, decrease in aftermarket and OES sales; and
•a $1.1 million, or 7.8%, decrease in industrial automation sales.

Third quarter 2023 revenues were favorably impacted by foreign currency exchange translation of $2.0 million, which is reflected in the change in revenues above. The decrease in revenues of 1.9% is due primarily to the previous year benefiting from a post-COVID backlog in Asia-Pacific. In addition, Industrial Automation and Aftermarket & Accessories segments experienced lower volumes. These reductions were partially offset by increased pricing and volume from the Electrical Systems business.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $7.1 million increase in gross profit is primarily attributable to price increases with customers and cost reduction initiatives, partially offset by volume decreases. Cost of revenues decreased $11.8 million, or 5.3%, as a result of a decrease in raw material and purchased component costs of $16.1 million, or 10.6%, offset by an increase in labor and overhead expenses of $4.3 million, or 5.8%. As a percentage of revenues, gross profit margin was 13.8% for the three months ended September 30, 2023 compared to 10.7% for the three months ended September 30, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A”) consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utility costs which are not directly associated with the manufacturing of our products. SG&A expenses increased $4.2 million compared to the three months ended September 30, 2022, primarily as a result of increased employee salaries including an increase in incentive compensation expenses and professional service. As a percentage of revenues, SG&A expense was 8.7% for the three months ended September 30, 2023 compared to 6.9% for the three months ended September 30, 2022.
Other Expense. Other expenses decreased $1.5 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due primarily to partial settlement of the Company's U.S. Pension Plan liabilities of $1.1 million completed in the three months ended September 30, 2022 as well as favorable change in foreign currency of $0.5 million.
Interest Expense. Interest associated with our debt was $2.6 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in interest expense primarily related to lower average debt balances during the respective comparative periods, offset by higher interest rates on variable rate debt.
Provision for Income Taxes. An income tax provision of $2.2 million and $1.3 million were recorded for the three months ended September 30, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to a $4.7 million increase in pre-tax income versus the prior year period.

Net Income. Net income was $7.3 million for the three months ended September 30, 2023 compared to $3.6 million for the three months ended September 30, 2022. The increase in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended September 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$145,393	$154,024	$(8,631)	(5.6)%
Gross profit	17,661	13,839	3,822	27.6
Selling, general & administrative expenses	6,761	4,279	2,482	58.0
Operating income	10,900	9,560	1,340	14.0

Revenues. The decrease in Vehicle Solutions Segment revenues was primarily as a result of high APAC sales volume in 2022 generated from COVID backlog production in region.
Gross Profit. The increase in gross profit was primarily attributable to price increases with customers and cost reduction initiatives, partially offset by volume decreases. Included in gross profit is cost of revenues, which decreased $12.5 million, or 8.9%, as a result of a decrease in raw material and purchased component costs of $15.8 million, or 15.8%, offset by an increase in labor and overhead expenses of $3.3 million, or 8.1%.
As a percentage of revenues, gross profit margin was 12.1% for the three months ended September 30, 2023 compared to 9.0% for the three months ended September 30, 2022, driven by increased pricing and material & freight cost reduction improvements.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in employee benefit costs and professional service.

Electrical Systems Segment Results
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The table below sets forth certain Electrical Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$53,862	$46,129	$7,733	16.8%
Gross profit	7,881	6,210	1,671	26.9
Selling, general & administrative expenses	2,018	1,055	963	91.3
Operating income	5,863	5,155	708	13.7
Revenues. The increase in Electrical Systems Segment revenues primarily resulted from increased sales volume, pricing and favorable foreign exchange.
Gross Profit. The increase in gross profit is primarily attributable to increased sales volume and pricing, partially offset by startup costs related to new facilities. Included in gross profit is cost of revenues, which increased $6.1 million, or 15.2%, as a result of an increase in raw material and purchased component costs of $1.6 million, or 6.7%, and an increase in labor and overhead expenses of $4.5 million, or 27.1%.
As a percentage of revenues, gross profit margin was 14.6% for the three months ended September 30, 2023 compared to 13.5% for the three months ended September 30, 2022, driven by increased pricing and volume leverage.
Selling, General and Administrative Expenses.  SG&A expenses increased $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by increased employee benefit costs and salaries including an increase in incentive compensation expenses.
Aftermarket & Accessories Segment Results
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended September 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$34,412	$37,143	$(2,731)	(7.4)%
Gross profit	6,605	6,389	216	3.4
Selling, general & administrative expenses	2,104	1,436	668	46.5
Operating income	4,501	4,953	(452)	(9.1)
Revenues. The decrease in Aftermarket & Accessories Segment revenues primarily resulted from decreased volume.
Gross Profit. The increase in gross profit is primarily attributable to increased pricing and cost reduction. Included in gross profit is cost of revenues, which decreased $2.9 million, or 9.6%, as a result of a decrease in raw material and purchased component costs of $1.1 million, or 6.1%, and a decrease in labor and overhead expenses of $1.8 million, or 15.1%.
As a percentage of revenues, gross profit margin was 19.2% for the three months ended September 30, 2023 compared to 17.2% for the three months ended September 30, 2022. The increase in gross profit margin is primarily due to increased pricing offsetting moderating cost inflation.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by increased employee benefit costs and salaries including an increase in incentive compensation expenses.

Industrial Automation Segment Results
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The table below sets forth certain Industrial Automation Segment operating data for the three months ended September 30 (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$13,020	$14,116	$(1,096)	(7.8)%
Gross profit	1,777	404	1,373	339.9
Selling, general & administrative expenses	1,087	1,371	(284)	(20.7)
Operating income (loss)	690	(967)	1,657	NM1
1.Not meaningful
Revenues. The decrease in Industrial Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The increase in gross profit is primarily attributable to profit reported from the liquidation of certain excess inventories. Included in gross profit is cost of revenues, which decreased $2.5 million, or 18.0%, as a result of a decrease in raw material and purchased component costs of $0.8 million, or 7.6%, and a decrease in labor and overhead expenses of $1.7 million, or 46.1%.
As a percentage of revenues, gross profit margin was 13.6% for the three months ended September 30, 2023 compared to 2.9% for the three months ended September 30, 2022. The increase in gross profit margin is primarily due to the previously noted the liquidation of certain excess inventories. The three months ended September 30, 2023 results include charges of $0.1 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Consolidated Results of Operations

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The table below sets forth certain consolidated operating data for the nine months ended September 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$771,590	$746,635	$24,955	3.3%
Gross profit	107,534	74,104	33,430	45.1
Selling, general and administrative expenses	64,498	49,955	14,543	29.1
Other expense	488	2,798	(2,310)	(82.6)
Interest expense	8,308	6,892	1,416	20.5
Loss on extinguishment of debt	—	921	(921)	(100.0)
Provision for income taxes	8,110	3,520	4,590	130.4
Net income	26,130	10,018	16,112	160.8
Revenues. The increase in consolidated revenues resulted from:

•a $60.6 million, or 10.6%, increase in OEM and other revenues;
•a $9.3 million, or 9.4%, increase in aftermarket and OES sales; and
•a $45.0 million, or 58.6%, decrease in industrial automation sales.

Nine months ended 2023 revenues were unfavorably impacted by foreign currency exchange translation of $0.2 million, which is reflected in the change in revenues above. The increase in revenues is primarily driven by increased pricing to offset material cost increases and increased sales volume from the Electrical Systems business, offset by lower sales volume in the Industrial Automation segment and Aftermarket & Accessories.
Gross Profit. The $33.4 million increase in gross profit is primarily attributable to price increases with customers and cost reduction initiatives. Cost of revenues decreased $8.5 million, or 1.3%, as a result of a decrease in raw material and purchased component costs of $21.9 million, or 4.9%, offset by an increase in labor and overhead expenses of $13.4 million, or 5.9%. As a percentage of revenues, gross profit margin was 13.9% for the nine months ended September 30, 2023 compared to 9.9% for the nine months ended September 30, 2022. The nine months ended September 30, 2023 results include charges of $1.4 million associated with the restructuring program.
Selling, General and Administrative Expenses. SG&A expenses increased $14.5 million compared to the nine months ended September 30, 2022, primarily as a result of increased employee salaries and professional services. As a percentage of revenues, SG&A expense was 8.4% for the nine months ended September 30, 2023 compared to 6.7% for the nine months ended September 30, 2022.
Other Expense. Other expenses decreased $2.3 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due primarily to partial settlement of the Company's U.S. Pension Plan liabilities of $1.1 million completed in three months ended September 30, 2022 as well as a favorable change in foreign currency of $1.4 million.
Interest Expense. Interest associated with our debt was $8.3 million and $6.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense primarily related to higher interest rates on variable rate debt, offset by lower average debt balances during the respective comparative periods.
Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other associated fees.
Provision for Income Taxes. An income tax provision of $8.1 million and $3.5 million were recorded for the nine months ended September 30, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to the $20.7 million increase in pre-tax income versus the prior year period.

Net Income. Net income was $26.1 million for the nine months ended September 30, 2023 compared to $10.0 million for the nine months ended September 30, 2022. The increase in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The table below sets forth certain Vehicle Solutions Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$458,707	$436,966	$21,741	5.0%
Gross profit	58,035	35,657	22,378	62.8
Selling, general & administrative expenses	19,609	18,269	1,340	7.3
Operating income	38,426	17,388	21,038	121.0

Revenues. The increase in Vehicle Solutions Segment revenues primarily resulted from increased sales volume and increased pricing to offset material cost increases.
Gross Profit. The increase in gross profit was primarily attributable to price increases with customers and cost reduction initiatives. Included in gross profit is cost of revenues, which decreased $0.6 million, or 0.2%, as a result of a decrease in raw material and purchased component costs of $10.8 million, or 3.9%, offset by an increase in labor and overhead expenses of $10.2 million, or 8.1%.
As a percentage of revenues, gross profit margin was 12.7% for the nine months ended September 30, 2023 compared to 8.2% for the nine months ended September 30, 2022, driven by lower startup costs, improved manufacturing efficiencies, increased pricing to offset material cost inflation and freight costs. The nine months ended September 30, 2023 results include charges of $0.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in employee benefit costs and salaries including an increase in incentive compensation expenses.
Electrical Systems Segment Results
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The table below sets forth certain Electrical Systems Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$172,236	$133,350	$38,886	29.2%
Gross profit	26,524	16,857	9,667	57.3
Selling, general & administrative expenses	6,932	3,998	2,934	73.4
Operating income	19,592	12,859	6,733	52.4
Revenues. The increase in Electrical Systems Segment revenues resulted from sales volume, increased pricing to offset material cost pass-through and other inflationary items.
Gross Profit. The increase in gross profit is primarily attributable to volume leverage and increased pricing to offset material cost pass-through and other inflationary items. Included in gross profit is cost of revenues, which increased $29.2 million, or 25.1%, as a result of an increase in raw material and purchased component costs of $16.5 million, or 25.4%, and an increase in labor and overhead expenses of $12.7 million, or 24.7%.
As a percentage of revenues, gross profit margin was 15.4% for the nine months ended September 30, 2023 compared to 12.6% for the nine months ended September 30, 2022, driven by volume leverage and increased pricing.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by increased headcount and quarterly incentive adjustments.
Aftermarket & Accessories Segment Results
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The table below sets forth certain Aftermarket & Accessories Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$108,870	$99,530	$9,340	9.4%
Gross profit	21,620	13,341	8,279	62.1
Selling, general & administrative expenses	6,017	4,636	1,381	29.8
Operating income	15,603	8,705	6,898	79.2
Revenues. The increase in Aftermarket & Accessories Segment revenues primarily resulted from increased pricing to offset material cost pass-through and increased sales volume.

Gross Profit. The increase in gross profit is primarily attributable to the increased pricing to offset material cost inflation and freight costs. Included in gross profit is cost of revenues, which increased $1.1 million, or 1.2%, as a result of an increase in raw material and purchased component costs of $1.9 million, or 3.5%, offset by a decrease in labor and overhead expenses of $0.8 million, or 2.5%.
As a percentage of revenues, gross profit margin was 19.9% for the nine months ended September 30, 2023 compared to 13.4% for the nine months ended September 30, 2022. This was primarily due to increased pricing offsetting moderating cost inflation.

Selling, General and Administrative Expenses. SG&A expenses increased $1.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, consistent with the prior year amount on a percent of sales basis.
Industrial Automation Segment Results
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The table below sets forth certain Industrial Automation Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$31,777	$76,789	$(45,012)	(58.6)%
Gross profit	1,355	8,249	(6,894)	(83.6)
Selling, general & administrative expenses	3,588	4,242	(654)	(15.4)
Operating (loss) income	(2,233)	4,007	(6,240)	NM1
1.Not meaningful
Revenues. The decrease in Industrial Automation Segment revenues primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit is primarily attributable to lower sales volume. Included in gross profit is cost of revenues, which decreased $38.1 million, or 55.6%, as a result of a decrease in raw material and purchased component costs of $29.5 million, or 55.5%, and a decrease in labor and overhead expenses of $8.6 million, or 55.8%.
As a percentage of revenues, gross profit margin was 4.3% for the nine months ended September 30, 2023 compared to gross profit margin of 10.7% for the nine months ended September 30, 2022 due to volume reduction and restructuring expenses. The nine months ended September 30, 2023 results include charges of $1.1 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by overhead reduction.

Liquidity and Capital Resources
As of September 30, 2023, the Company had total liquidity of $198.3 million, including $46.3 million of cash and $152.0 million of availability from its U.S. and China credit facilities.
Our primary sources of liquidity as of September 30, 2023 were operating income, cash reserves and availability under our credit facilities. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case.
As of September 30, 2023, cash of $43.5 million was held by foreign subsidiaries. The Company had a $0.9 million deferred tax liability as of September 30, 2023 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which no indefinite reinvestment assertion has been made.

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

Sources and Uses of Cash

	September 30, 2023	September 30, 2022
	(In thousands)
Net cash provided by operating activities	$29,990	$33,794
Net cash used in investing activities	(15,196)	(12,525)
Net cash provided by (used in) financing activities	531	(13,031)
Effect of currency exchange rate changes on cash	(857)	(4,483)
Net increase in cash	$14,468	$3,755
Operating activities. For the nine months ended September 30, 2023, net cash provided by operating activities was $30.0 million compared to $33.8 million for the nine months ended September 30, 2022. Net cash provided by operating activities is primarily attributable to a smaller increase in working capital offset by the improved financial results during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Investing activities. For the nine months ended September 30, 2023, net cash used in investing activities was mainly due to timing of capital expenditures of $15.2 million compared to $12.5 million for the nine months ended September 30, 2022. In 2023, we expect capital expenditures to be in the range of $20 million to $25 million.
Financing activities. For the nine months ended September 30, 2023, net cash provided by financing activities was $0.5 million compared to net cash used in financing activities of $13.0 million for the nine months ended September 30, 2022. Net cash used in financing activities for the nine months ended September 30, 2022 is primarily attributable to $11.3 million of net repayments under our credit facilities.

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
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in

our 2022 Form 10-K. At September 30, 2023, there have been no material changes to our critical accounting estimates from those disclosed in our 2022 Form 10-K.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Form 10-K. As of September 30, 2023, there have been no material changes in our exposure to market risk from those disclosed in our 2022 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Interim President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the nine months ended September 30, 2023 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the nine months ended September 30, 2023.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 9, 2023	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2023	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)