Form 10-K
period 2023-12-31
Commercial Vehicle Group, Inc.
filed 2024-03-14
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
    Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023, was $367,332,211.
As of March 12, 2024, 33,898,372 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 16, 2024 (the “2024 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”, “us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to its plans to improve financial results, and the future of the Company’s end markets may be deemed to be forward-looking statements. We are subject to risks and uncertainties that may cause actual results to differ materially from those suggested by the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to global supply chain constraints, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction equipment business, the Company’s prospects in the electrical systems, industrial automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
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
Our Long-term Strategy
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
Our segments offer various products which are sold into many end user markets such as internal combustion commercial vehicles, electric vehicles, construction equipment, power sports, industrial automation and military. Certain of our facilities manufacture and sell products through multiple business segments. The products produced by each of our segments are more specifically described below.

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
•Plastic & Trim components primarily for the North America commercial vehicle market and power sports markets; and Cab structures for the North American medium-duty/heavy-duty ("MD/HD") truck market.

The Electrical Systems segment designs, manufactures and sells the following products:
•Cable and harness assemblies for both high and low voltage applications, control boxes, dashboard assemblies and design and engineering for these applications.
•The end markets for these products are construction, agricultural, industrial, automotive (both internal combustion and electric vehicles), truck, mining, rail, marine, power generation and the military/ defense industries in North America, Europe and Asia-Pacific.

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

The charts below display CVG's net sales by segment and geography for the year ended December 31, 2023.
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

Plastic Assemblies and Components. We design, engineer and produce plastic components and assemblies for MD/HD, power sports vehicles, specialty vehicle applications, and diversified markets. We offer thermoformed products, injection molded products, reaction injection molded products (RIM), and decorated / hydrographic finished products. We also assemble components and fabrics to these formed plastic parts and deliver complete subassemblies in bulk and in sequence. Our principal products in this category include:
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

Our plastic products are sold under several brand names including FinishTEK™ and AdvancTEK™. CVG sold its FinishTEK business effective January 31, 2024.

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

Our electrical systems segment products are sold into the construction, agriculture, industrial, e-commerce and electric vehicles, traditional automotive, mining, rail, military end markets, marine, power generation and the military/defense industries in North America, Europe and Asia-Pacific.
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

INDUSTRIAL AUTOMATION SEGMENT OVERVIEW

Industrial Automation Segment Products

Electrical Systems, Control Panel Assemblies, and Electro-Mechanical Assemblies. We offer a wide range of material handling equipment, electrical distribution systems, and related assemblies primarily for the e-commerce, warehouse integration, transportation and the military/defense markets. Our principal products in this category include:

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

Industrial Automation Market.     Shifting retailer behavior and consumer expectations are creating a significant need for incremental automation within warehouses and other industrial facilities. Given consumer demands for next-day (and same-day) delivery, there has been a surge in demand for “last mile” urban fulfillment centers, which are typically supported by very large distribution centers located in the outer ring of a city. Additionally, increased throughput volume, a greater variety of order and package types, and more frequent product returns by end consumers, all support the rationale for continued investment in automated solutions by warehouse operators. We supply material handling subsystems incorporated into automated warehouses.
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
Research and development costs for the years ended December 31, 2023, 2022 and 2021 totaled $6.2 million, $7.1 million and $9.1 million, respectively.
Intellectual Property
Our major brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, and AdvancTEK™. We believe that our brands are valuable but that our business is not dependent on any one brand. We own U.S. federal trademark registrations for several of our product brands.
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

Human Capital, Environmental, Social and Governance

As of December 31, 2023, CVG employs approximately 8,200 employees of which 7,700 are permanent employees and 500 are temporary employees. Approximately 6,200 (81%) of the Company's permanent employees are located outside of the United States and 1,500 (19%) are located in the United States. It is customary for the Company to employ temporary employees to both flex up/down to demand rates. Of our permanent workforce, approximately 1,000 (13%) are salaried and the remainder are hourly. As of December 31, 2023, all of the Company's U.S. employees are non-union and a majority of the Company's personnel in Mexico are unionized. Approximately 74% of our European, Asian and Australian operations are represented by some form of shop steward committees.

The Company is committed to establishing and developing a workforce to support our long-term diversification and growth strategy through targeted external recruiting, and internal development and succession planning. We continue to develop our leaders and identify emerging leaders for targeted training opportunities and continue to leverage virtual learning platforms to make training more accessible for our global workforce.

Compensation and Benefits - Our compensation programs reinforce a pay-for-performance philosophy with market-based compensation and benefits that are competitive for the manufacturing sector. Specific programs vary worldwide based on regional practices and benchmarks.

Diversity, Equity and Inclusion - The Company is intentional in its commitment to diversity, equity and inclusion including ensuring a diverse Board of Directors and executive leadership team. Approximately one-third of our current Board is diverse by race or gender and one-fourth of our current executive team – including our President and Chief Executive Officer James Ray – is diverse by race or gender with others bringing diversity of experience, thought and perspective to their leadership roles. Among our global workforce, 49% is female, and among our domestic workforce, 32% is racially diverse.

The Company recognizes the importance of leveraging diversity, equity and inclusion in who we are and how we work. We continue to focus on expanding the diversity of our talent pipeline through our recruiting, development, communication, and retention. We will focus on the role our culture plays in creating the right environment for diverse thinking and inclusive approaches to work. During regular engagements with our leadership teams, we are highlighting how our organizational evolution benefits from a culture of diversity. We are also reestablishing the connection to the communities where our employees live and work, enabling our teams to grow both professionally and personally.

Safety - The safety of our workforce has always been a top priority and the Company is proud of our safety record, which includes three consecutive years of declining recordable incidents and five consecutive years of declining incident rates. Our 2023 full year incident rate of 0.37 is below the industry benchmarks and a 19% decrease year over year while working approximately 72,000 fewer hours.

CVG is committed to operating in an ethical and sustainable manner that benefits all our stakeholders including customers, employees, shareholders and the communities we serve. We have established company-wide environmental, human rights and labor rights policies that outline the Company’s standards for all business operations. More information on these policies can be found on our website under the caption “About Us - CVG Policies,” including highlights of our ongoing Environmental, Social and Governance (“ESG”) efforts related to safety, quality, environmental, community engagement and corporate governance.

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
Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. In 2023, the countries in which we operate experienced heightened inflationary pressures. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.
Similarly, disruptions in financial and/or credit markets have in the past impacted, and may in the future impact, our ability to manage normal commercial relationships with our customers, suppliers and creditors. Further, in the event of a recession or threat of a recession, our customers and suppliers may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. An economic or credit crisis could occur and impair credit availability and our ability to raise capital when needed. A disruption in the financial markets could impair our banking or other business partners, on whom we rely for access to capital. In addition, changes in tax or interest rates in the U.S. or other nations, whether due to recession, economic disruptions or other reasons, could have an adverse effect on our operating results.
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
We pursue acquisition targets that will allow us to continue to expand into new geographic markets, add new customers, provide new products, manufacturing and service capabilities and increase penetration with existing customers. However, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisition of businesses may require additional debt and/or equity financing, perhaps resulting in additional leverage and/or shareholder dilution. The covenants in our debt instruments further limit our ability to complete acquisitions. There can be no assurance we will find attractive acquisition candidates or successfully integrate acquired businesses into our existing business. If the expected synergies from acquisitions do not materialize or we fail to successfully integrate such new businesses into our existing businesses, our results of operations could be adversely affected.
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
We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, when the actual production of these vehicles is significantly less than anticipated, our gross margin on these products is adversely affected. Our OEM customers have historically had a significant amount of leverage over us. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have limited provisions to terminate such contracts. We are committed to supplying products to our customers at selling prices that may, with the benefit of hindsight, not be sufficient to cover the direct cost to produce such products, which may be as a result of among other factors, inflation or increased employment costs due to current labor markets or other factors, as we experienced in 2020, 2021, 2022 and 2023. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, or if our costs are higher than anticipated, it would have an adverse effect on our business, financial condition and results of operations.
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
Our ability to implement customer price increases where margin on product is not meeting profitability targets is subject to a variety of factors, such as fluctuations in our material, freight and labor costs, inflation or other competitive conditions, which are beyond our control. For example, customers may refuse to pay increased prices that meet our profitability targets, re-source from other suppliers, or not issue purchase orders to us with large volumes. Any failure to successfully implement price increases could have an adverse effect on our business, results of operations and growth potential.
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
We have operations in the Mexico, China, United Kingdom, Czech Republic, Morocco, Ukraine, Belgium, Australia, India and Thailand, which collectively accounted for approximately 24% of our total revenues for the year ended December 31, 2023. There are certain risks inherent in our international business activities including, but not limited to:
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
The invasion of Ukraine by Russia and the retaliatory measures taken by the U.S., NATO and other countries, and the war in the Middle East, have created global security concerns and economic uncertainty that could have a lasting impact on regional and global economies. We cannot be certain that similar international tensions will not affect our facility in the Ukraine, including due to the Russian invasion of Ukraine, electrical outages, cyber-attacks and periodic battles with separatists closer to our facility. In addition, certain of our employees in Ukraine are routinely conscripted into the military and/or sent to fight in the ongoing conflict. Furthermore, most of our products manufactured in Ukraine are shipped across the border from Ukraine to the Czech Republic for further delivery to our customers. If that border crossing were to be closed or restricted for any reason, or if our customers decide to stop ordering from us or shift orders to our competitors, we would experience a loss of the use of our Ukrainian facility, which could have an adverse effect on our results of operations and financial condition.
Decreased availability or increased costs of materials could affect both our ability to produce products as well as the cost of producing our products.
We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components, semiconductor chips, electronics and electrical components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, from time to time, however, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. Recently, there was a well-publicized global shortage of semiconductor chips and several of the raw materials we use. Inflationary and other increases in costs or shortages of the various materials that are needed for us to produce our products are currently having an impact on our business which may continue for the foreseeable future. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler availability or capacity and the cost of oil and gas. Recently, we experienced freight related delays through the Suez Canal due to the Israel-Hamas war and through the Panama canal due to drought. We are currently experiencing difficulty purchasing and obtaining timely delivery of certain raw materials required for our operations, which is having an adverse effect on our results of operations. In addition, to the extent we are unable to pass on the increased costs of raw materials, freight and labor to our customers, it could adversely affect our results of operations and financial condition.
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
We source a variety of systems, components, raw materials and parts, including but not limited to top covers, fabricated steel, semiconductor chips, chemicals, seat-foam, air bag, air bag inflators, seat belts, and other components from third parties. From time to time these third-party items do not meet the quality standards that we desire, which could harm our reputation, cause delays and cause us to incur significant costs. Furthermore, we may be unable to source third-party items in sufficient quantities or at acceptable prices. We have recently experienced and may in the future experience difficulty sourcing certain raw materials, parts and components required for our operations, which has had and may in the future have an adverse effect on our results of operations.
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

During 2021, 2022 and to a lesser degree during 2023, we experienced supply chain disruptions (including longer lead-times to procure parts from China) that caused volatility on our customers' production schedules and had a negative impact on our results.
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
As of December 31, 2023, a majority of employees based in Mexico are unionized. In addition, approximately 74% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
Our senior secured revolving and term loan credit facilities require us to maintain certain financial ratios and to comply with various operational and other covenants. If we do not comply with those covenants, we are precluded from borrowing under the senior secured revolving credit facility, which could have an adverse effect on our business, financial condition and liquidity. If we are unable to borrow under our senior secured revolving credit facility, we will need to meet our capital requirements using other sources; however, alternative sources of liquidity may not be available on acceptable terms. In addition, if we fail to comply with the covenants set forth in our credit facilities, the lenders could declare an event of default and cause all amounts outstanding to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding credit facilities or other debt instruments we may have in place from time to time, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the credit facilities or such other debt instruments on acceptable terms.
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

Other Risk Factors
Security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer.
We rely on technology for the operation of our business. Systems failures or outages could compromise our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster, such as a natural catastrophe, a pandemic, civil unrest, an industrial accident, a cyber-attack, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees for an extended period of time. While technology can streamline many business processes and ultimately reduce the costs of operations, technology initiatives present short-term cost and also have implementation and operational risks. In addition, we may have inaccurate expense projections, implementation schedules or expectations regarding the effectiveness of the end product. These issues could escalate over time. If we were unable to find and retain associates with key technical knowledge, our ability to develop and deploy key technology solutions could be hampered.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, financial information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Like most companies, our systems are under attack on a routine basis. Our systems have been, and will likely continue to be, subject to viruses or other malicious codes, unauthorized access, cyber attacks, cyber frauds or other computer related penetrations. While we take what we believe to be commercially reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal and state-sponsored cybercrime and cyber threats. While we are not aware of having experienced a material breach of our cybersecurity systems in the recent past, administrative, internal accounting and technical controls as well as other preventative actions may be insufficient to prevent security breaches to our systems or those of third parties with whom we do business. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our U.S., off-shore and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses, ransomware and malware. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business and our results of operations.
Our financial condition and results of operations have been and will continue to be adversely affected by the coronavirus pandemic and similar health crises.
The global spread of COVID-19 that was declared a pandemic by the World Health Organization and the preventative measures taken to contain or mitigate the outbreak caused significant volatility and uncertainty and economic disruptions. The outbreak resulted in governments around the world implementing increasingly stringent measures to contain or mitigate the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, vaccine mandates and other measures.
The resulting financial impact of COVID-19 has adversely affected our business, supply chain, sales, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic subsided, we continued to experience adverse impacts to our business due to resulting inflation and other economic conditions that impacted customer demand and the operations of our suppliers and customers. A significant outbreak of any other contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and adversely impact our operating results.
Item 1B.Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.
Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.
Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service provider risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches and other disruptions could compromise our information systems and expose us to liability, which could cause our business and reputation to suffer” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates periodically from senior management regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Our cybersecurity risk management and strategy processes are overseen by our CFO and CLO. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

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
Utilization of our facilities varies with North American, European, Asian and Australian commercial vehicle production and general economic conditions in the regions. All locations are principally used for manufacturing, assembly, distribution or warehousing, except for our New Albany, Ohio and Chihuahua, Mexico facilities, which are principally administrative offices, and the research and development facility in Phoenix, AZ.

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
As of March 14, 2024, there were approximately 136 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG.
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index, our Legacy Peer Group, and New Peer Group. The composition of our Legacy Peer Group and our New Peer Group are discussed below. The graph assumes that the value of the investment in the Company’s common stock, in the legacy peer group, in the new peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 31, 2023.

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

$300.00
$200.00
$100.00
$0.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Commercial Vehicle Group, Inc.
NASDAQ Composite
Legacy Peer Group
New Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Commercial Vehicle Group, Inc.	100.00	111.40	151.63	141.28	119.32	122.83
NASDAQ Composite	100.00	136.73	198.33	242.38	163.58	236.70
Legacy Peer Group	100.00	118.80	146.04	171.30	159.30	201.39
New Peer Group	100.00	119.96	142.38	158.09	151.91	190.44

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
We did not repurchase any of our common stock on the open market during 2023. Our employees surrendered 234,608 shares of our common stock in 2023 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2014 Equity Incentive Plan and the 2020 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2023:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	4,591	$7.48	—	—
February 1, 2023 through February 28, 2023	1,429	$7.90	—	—
March 1, 2023 through March 31, 2023	104,575	$6.98	—	—
April 1, 2023 through April 30, 2023	242	$7.31	—	—
September 1, 2023 through September 30, 2023	3,984	$7.80	—	—
November 1, 2023 through November 30, 2023	20,047	$6.52	—	—
December 1, 2023 through December 31, 2023	99,740	$6.88	—	—

No other shares were surrendered during the year ended December 31, 2023.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2023 that were not registered under the Securities Act of 1933, as amended.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the information set forth in our consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K. Discussion of 2022 results compared to 2021 results to the extent not included in this report can be found in Item 7 of our 2022 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 6, 2023. The statements in this discussion regarding industry outlook, our long-term strategy, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See “Forward-Looking Information” on page ii of this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Item 1A - Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Business Overview

CVG is a global provider of systems, assemblies and components to the global commercial vehicle market, the electric vehicle market, and the industrial automation markets. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
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
North American heavy-duty truck production was 340,140 units in 2023. According to a February 2024 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decrease to 285,000 units in 2024. ACT Research estimated that the average age of active North American Class 8 trucks was 5.7 years in 2023. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production was 266,784 units in 2023. According to a February 2024 report by ACT Research, North American Class 5-7 truck production is expected to decrease to 237,000 units in 2024. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
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

During the quarter ended December 31, 2023, management approved restructuring programs to align the Company’s cost structure to support margin expansion. The programs include workforce reductions and footprint optimization across segments. We incurred $1.1 million expense during the year ended December 31, 2023 related to this program and expect the cost to be between $3.0 million to $3.5 million for the entire program.
Our Long-term Strategy

The Company's long-term strategy is to increase our sales, profits and shareholder value by growing our Electrical Systems segment to be our largest business while financially optimizing its core legacy businesses, organically growing in targeted areas, strengthening our product portfolio, increasing our margins and adding to our businesses through a focused M&A program. The Company expects to diversify its revenue and profits by product, customer, platform, and end market with a goal of becoming less cyclical and less customer concentrated while strengthening / enhancing current positions, entering new markets, developing relationships with new customers, and enhancing service to our customers, leading to increased return to our stockholders. Our products include electrical wire harnesses, seating systems, plastic components, cab structures, industrial automation subsystems, mirrors, wipers and other accessories.

We have a long-term strategy to globally optimize our cost structure through manufacturing process enhancements, low cost footprint and global sourcing. We periodically evaluate our short-term and long-term strategies and may adjust actions in response to changes in our business environment and other factors including but not limited to, implementing restructuring as needed.

We are also supplementing our organic strategies by evaluating strategic acquisition and divestiture opportunities. The company has many opportunities to accomplish this type of business improvement and is being selective.

CONSOLIDATED RESULTS OF OPERATIONS
The table below sets forth certain operating data expressed as a percentage of revenues for the twelve months ended (dollars are in thousands):

	2023		2022		2021
Revenues	$994,679	100.0%	$981,553	100.0%	$971,578	100.0%
Cost of revenues	860,956	86.6	895,048	91.2	852,591	87.8
Gross profit	133,723	13.4	86,505	8.8	118,987	12.2
Selling, general and administrative expenses	85,663	8.6	66,361	6.8	69,406	7.1
Operating income	48,060	4.8	20,144	2.1	49,581	5.1
Other (income) expense	1,195	0.1	10,463	1.1	(878)	(0.1)
Interest expense	10,691	1.1	9,827	1.0	11,179	1.2
Loss on extinguishment of debt	—	—	921	0.1	7,155	0.7
Income (loss) before provision for income taxes	36,174	3.6	(1,067)	(0.1)	32,125	3.3
Provision (benefit) for income taxes	(13,237)	(1.3)	20,904	2.1	8,393	0.9
Net income (loss)	$49,411	5.0%	$(21,971)	(2.2)%	$23,732	2.4%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results

The table below sets forth certain consolidated operating data for the twelve months ended indicated (dollars are in thousands):

	2023	2022	Dollar Change	% Change
Revenues	$994,679	$981,553	$13,126	1.3%
Gross profit	133,723	86,505	47,218	54.6
Selling, general and administrative expenses	85,663	66,361	19,302	29.1
Other (income) expense	1,195	10,463	(9,268)	(88.6)
Interest expense	10,691	9,827	864	8.8
Loss on extinguishment of debt	—	921	(921)	(100.0)
Provision (benefit) for income taxes	(13,237)	20,904	(34,141)	NM [1]
Net income (loss)	49,411	(21,971)	71,382	NM [1]
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:
•a $55.4 million, or 7.3%, increase in sales to OEM and other revenues;
•a $6.6 million, or 4.9%, increase in aftermarket and OES sales; and
•a $48.8 million, or 55.7%, decrease in industrial automation sales.

Twelve months ended December 31, 2023 revenues were favorably impacted by foreign currency exchange translation of $2.0 million, which is reflected in the change in revenues above. The increase in revenues was primarily driven by increased pricing and increased sales volume from the Electrical Systems business, offset by lower sales volume in the Industrial Automation and Vehicle Solutions segments.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The increase in gross profit is primarily attributable to price increases with customers and cost reduction initiatives. Cost of revenues decreased $34.1 million, or 3.8% as a result of a decrease in raw material and purchased component costs of $50.0 million, or 8.4%; an increase in wages and benefits of $4.6 million, or 5.9%; and an increase in overhead expenses of $11.3 million, or 5.0%. As a percentage of revenues, gross profit margin was 13.4% for the year ended December 31, 2023 compared to 8.8% for the year ended December 31, 2022.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $19.3 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to increased employee salaries, incentive compensation, recruitment costs, travel spending and professional services. As a percentage of revenues, SG&A expense was 8.6% for the twelve months ended December 31, 2023 compared to 6.8% for the twelve months ended December 31, 2022.
Other (Income) Expense. Other expense decreased $9.3 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022 due primarily to the settlement of the Company's U.S. Pension Plan liabilities of $9.2 million completed during the year ended December 31, 2022.
Interest Expense.  Interest associated with our debt was $10.7 million and $9.8 million for the years ended December 31, 2023 and 2022, respectively. The increase primarily related to higher interest rates on variable rate debt, offset by lower average debt balances during the respective comparative periods.
Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other associated fees.
Provision (Benefit) for Income Taxes. Income tax benefit of $13.2 million and expense of $20.9 million were recorded for the years ended December 31, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to the reversal of $22.0 million valuation allowance on our U.S. deferred tax assets during 2023 versus the 2022 establishment of a full valuation allowance on our U.S. deferred tax assets of $24.5 million, offset by the reversal of a $9.9 million valuation allowance on our United Kingdom (U.K.) deferred tax asset.
In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to Pillar Two, could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We continue to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.

SEGMENT RESULTS OF OPERATIONS

Vehicle Solutions Segment Results

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Vehicle Solutions Segment operating data for the twelve months ended, (dollars are in thousands):

	2023	2022	Dollar Change	% Change
Revenues	$587,119	$579,731	$7,388	1.3%
Gross profit	68,129	45,979	22,150	48.2
Selling, general & administrative expenses	26,109	24,930	1,179	4.7
Operating income (loss)	42,020	21,049	20,971	99.6
Revenues.  The increase in 2023 revenues of $7.4 million from 2022 primarily resulted from increased pricing which more than offset lower sales volume.
Gross Profit. The increase in 2023 gross profit of $22.2 million from 2022 was primarily due to price increases with customers, cost reduction initiatives, and a decrease in cost of revenues driven by a decrease in raw material and purchased component costs of $25.8 million, or 7.1%; offset by an increase in overhead expenses of $7.9 million, or 5.8%; and an increase in wages and benefits of $3.1 million, or 9.1%.
As a percentage of revenues, gross profit for the years ended December 31, 2023 and 2022, was 11.6% and 7.9%, respectively. The increase in gross profit in 2023 from 2022 was primarily due to price increases with customers and cost reduction initiatives including lower freight costs, lower startup costs, and improved manufacturing efficiencies.
Selling, General and Administrative Expenses.  The increase in 2023 SG&A expenses of $1.2 million from 2022 was primarily due to an increase in system implementation costs and employee benefit costs including salaries and incentive compensation expenses.

Electrical Systems Segment Results

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Electrical Systems Segment operating data for the twelve months ended, (dollars are in thousands):

	2023	2022	Dollar Change	% Change
Revenues	$228,424	$180,404	$48,020	26.6%
Gross profit	35,397	23,993	11,404	47.5
Selling, general & administrative expenses	9,107	5,775	3,332	57.7
Operating income	26,290	18,218	8,072	44.3
Revenues.  The increase in 2023 revenues of $48.0 million from 2022 is primarily attributable to sales volume and increased pricing to offset material cost pass-through and other inflationary items.
Gross Profit.  The increase in 2023 gross profit of $11.4 million from 2022 was primarily attributable to volume leverage and increased pricing to offset material cost pass-through and other inflationary items. Cost of revenues increased in line with the sales increase of 26.6%, driven by an increase in raw material and purchased component costs of $19.1 million, or 21.8%; an increase in overhead expenses of $11.8 million, or 28.6%; and an increase in wages and benefits of $5.7 million, or 20.8%.
As a percentage of revenues, gross profit for the years ended December 31, 2023 and 2022, was 15.5% and 13.3%, respectively. The increase in 2023 gross profit margin was primarily due to volume leverage and increased pricing, more than offsetting inflationary items.
Selling, General and Administrative Expenses. 2023 SG&A expenses increased $3.3 million from 2022, primarily driven by increased headcount and incentive adjustments based on performance.

Aftermarket & Accessories Segment Results

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Aftermarket & Accessories Segment operating data for the twelve months ended, (dollars are in thousands):

	2023	2022	Dollar Change	% Change
Revenues	$140,236	$133,671	$6,565	4.9%
Gross profit	27,187	18,836	8,351	44.3
Selling, general & administrative expenses	8,144	6,925	1,219	17.6
Operating income	19,043	11,911	7,132	59.9
Revenues.  The increase in 2023 revenues of $6.6 million from 2022 resulted from increased pricing to offset material cost pass-through and other inflationary items.
Gross Profit. The increase in 2023 gross profit of $8.4 million from 2022 is primarily due to increased pricing to offset material cost inflation and other inflationary items, cost reduction initiatives, and a decrease in cost of revenue driven by a decrease in wages and benefits of $2.5 million, or 23.4%; offset by an increase in raw material and purchased component costs of $0.6 million, or 0.9%; and an increase in overhead expenses of $0.2 million, or 0.5%.
As a percentage of revenues, gross profit for the years ended December 31, 2023 and 2022, was 19.4% and 14.1%, respectively. The increase in 2023 gross profit margin is primarily due to increased pricing offsetting moderating cost inflation and cost reduction initiatives including lower freight costs. The twelve months ended December 31, 2022 results include charges of $1.9 million associated with the restructuring program.

Selling, General and Administrative Expenses.  The increase in 2023 SG&A expenses of $1.2 million from 2022, is primarily driven by commissions expense increase and is consistent with the prior year on a percent of sales basis.

Industrial Automation Segment Results

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Industrial Automation Segment operating data for the twelve months ended, (dollars are in thousands):

	2023	2022	Dollar Change	% Change
Revenues	$38,900	$87,747	$(48,847)	(55.7)%
Gross profit	3,010	(2,303)	5,313	NM [1]
Selling, general & administrative expenses	4,392	5,564	(1,172)	(21.1)
Operating income (loss)	(1,382)	(7,867)	6,485	(82.4)
1.Not meaningful
Revenues.  The decrease in 2023 revenues of $48.8 million from 2022 primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit.  The increase in 2023 gross profit of $5.3 million from 2022 was primarily attributable to the inclusion of a $10.4 million inventory charge in the 2022 results which did not recur in 2023, and $1.2 million less restructuring costs in 2023 versus 2022. Cost of revenues decreased in line with the sales decrease of 55.7%, driven by a decrease in raw material and purchased component costs of $43.7 million, or 61.8%; a decrease in overhead expenses of $8.7 million, or 55.8%; and a decrease in wages and benefits of $1.7 million, or 46.9%.
As a percentage of revenues, gross profit for the years ended December 31, 2023 and 2022, was 7.7% and (2.6)%, respectively. The increase in gross profit as a percentage of revenues in 2023 from 2022 was due to nonrecurring costs recognized in 2022, including a $10.4 million inventory charge.
Selling, General and Administrative Expenses.  SG&A expenses decreased $1.2 million in 2023 compared to 2022, primarily driven by overhead reduction.
Liquidity and Capital Resources
At December 31, 2023, the Company had no borrowings under its revolving credit facility. At December 31, 2023, the Company had liquidity of $197.9 million, including $37.8 million of cash and $160.1 million availability from its U.S. and China credit facilities.
We intend to allocate resources consistent with the following priorities: (1) invest in growth; (2) invest in operational improvements; (3) manage working capital; (4) to reduce debt; and (5) other actions deemed appropriate by management to improve operational performance.
Our primary sources of liquidity during the year ended December 31, 2023 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of December 31, 2023, we had outstanding letters of credit of $1.2 million and borrowing availability of $160.1 million from our U.S. and China credit facilities.
As of December 31, 2023, cash of $37.8 million was held by foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of December 31, 2023 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

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

Our ability to comply with the covenants in the Credit Agreement, as discussed in Note 3, Debt, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant and other covenants in the Credit Agreement for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants.

Cash Flows

	2023	2022	2021
	(In thousands)
Net cash provided (used) by operating activities	$38,276	$68,947	$(29,832)
Net cash used in investing activities	(19,696)	(19,710)	(17,566)
Net cash (used) provided in financing activities	(12,729)	(50,091)	31,011
Effect of currency exchange rate changes on cash	172	(2,279)	842
Net increase (decrease) in cash	$6,023	$(3,133)	$(15,545)

Operating activities. For the year ended December 31, 2023, net cash provided by operations was $38.3 million compared to $68.9 million for the year ended December 31, 2022. Net cash provided by operating activities is primarily attributable to an increase in working capital offset by the improved financial results during the year ended December 31, 2023 as compared to the prior year period.
Investing activities. Net cash used in investing activities was $19.7 million for the year ended December 31, 2023 and 2022. In 2024, we expect capital expenditures to be in the range of $25 million to $30 million.
Financing activities. For the year ended December 31, 2023, net cash used in financing activities was $12.7 million compared to $50.1 million for the year ended December 31, 2022. Net cash used in financing activities for the year ended December 31, 2023 is primarily attributable to $10.9 million of net repayments under our credit facilities compared to net repayments of $43.2 million in the prior year.
Debt and Credit Facilities

The debt and credit facility summaries described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K are incorporated in this section by reference.

Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Debt obligations	$141,563	$15,313	$43,750	$82,500	$—
Estimated interest payments	28,939	10,332	16,426	2,181	—
Leasing obligations	48,271	10,517	16,394	6,761	14,599
Non-U.S. pension funding	13,913	1,199	2,511	2,777	7,426
Total	$232,686	$37,361	$79,081	$94,219	$22,025

We estimated future interest payments based on the effective interest rate as of December 31, 2023. Since December 31, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
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
As of December 31, 2023, we were not a party to significant purchase obligations for goods or services.
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
Revenue Recognition — We recognize revenue when our performance obligation has been satisfied and control of products has been transferred to a customer, which typically occurs upon shipment. Revenue is measured based on the amount of consideration we expect to receive in exchange for the transfer of goods or services. We enter into agreements with certain customers in the Vehicle Solutions segment at the beginning of a vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our requirements is our obligation for the entire production life of the platform. Such contracts typically contain restrictive provisions related to termination. Management judgments and estimates must be made in estimating sales returns and allowances relating to revenue recognized in a given period.
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
Interest Rate Risk
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company entered into an interest rate swap agreement to fix the interest rate on approximately 50% of the outstanding Term Loan Facility, which was an initial aggregate amount of $87.5 million thereby reducing exposure to interest rate changes. A change in our variable interest rate of 100 basis points for a full twelve-month period would have an approximate $1.4 million impact on interest expense assuming approximately 50% of our average fiscal 2023 variable-rate term loan debt had not been hedged via an interest rate swap agreement.
Foreign Currency Risk
A portion of our revenues during the year ended December 31, 2023 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2023 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Indian Rupee, Thai Baht, Ukrainian Hryvnia and Moroccan Dirham.
Refer to Note 5, Fair Value Measurement, of the Notes to Consolidated Financial Statements included in this Form 10-K for discussion of these market risks and the derivatives used to manage these risks.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of revenue

As discussed in Note 2 to the consolidated financial statements, revenue is recognized when a performance obligation has been satisfied and control of a product has been transferred to the customer, usually at a designated shipping point and in accordance with customer specifications. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. For the year ended December 31, 2023, the Company recorded $994.7 million of revenue.

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
Columbus, Ohio
March 14, 2024

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands, except per share amounts)
Revenues	$994,679	$981,553	$971,578
Cost of revenues	860,956	895,048	852,591
Gross profit	133,723	86,505	118,987
Selling, general and administrative expenses	85,663	66,361	69,406
Operating income	48,060	20,144	49,581
Other (income) expense	1,195	10,463	(878)
Interest expense	10,691	9,827	11,179
Loss on extinguishment of debt	—	921	7,155
Income (loss) before provision for income taxes	36,174	(1,067)	32,125
Provision (benefit) for income taxes	(13,237)	20,904	8,393
Net income (loss)	$49,411	$(21,971)	$23,732
Earnings (loss) per common share
Basic	$1.50	$(0.68)	$0.75
Diluted	$1.47	$(0.68)	$0.72
Weighted average shares outstanding
Basic	33,040	32,334	31,501
Diluted	33,581	32,334	32,790

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
Net income (loss)	$49,411	$(21,971)	$23,732
Other comprehensive income (loss):
Foreign currency translation adjustments	1,584	(4,366)	(1,421)
Change in defined benefit plans, net of tax	(384)	11,238	4,673
Derivative instruments, net of tax	66	4,016	(684)
Other comprehensive income	1,266	10,888	2,568
Comprehensive income (loss)	$50,677	$(11,083)	$26,300

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

	2023	2022
ASSETS	(in thousands, except share and per share amounts)
Current assets:
Cash	$37,848	$31,825
Accounts receivable, net of allowances of $208 and $306, respectively	133,949	152,626
Inventories	128,082	142,542
Other current assets	27,863	12,582
Total current assets	327,742	339,575
Property, plant and equipment, net of accumulated depreciation of $188,041 and $184,131, respectively	73,468	67,805
Operating lease right-of-use asset, net	31,165	26,372
Intangible assets, net of accumulated amortization of $24,515 and $21,148, respectively	11,222	14,620
Deferred income taxes, net	33,568	12,275
Other assets	6,049	9,621
TOTAL ASSETS	$483,214	$470,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,314	$122,091
Current operating lease liabilities	7,502	7,421
Accrued liabilities and other	45,060	35,388
Current portion of long-term debt	15,313	10,938
Total current liabilities	145,189	175,838
Long-term debt	126,201	141,499
Long-term operating lease liabilities	24,417	19,422
Pension and other post-retirement liabilities	9,196	8,428
Other long-term liabilities	5,279	5,041
Total liabilities	310,282	350,228
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,322,535 and 32,826,852 shares issued and outstanding, respectively)	333	328
Treasury stock, at cost: 2,134,604 and 1,899,996 shares, respectively	(16,150)	(14,514)
Additional paid-in capital	265,217	261,371
Retained deficit	(46,184)	(95,595)
Accumulated other comprehensive loss	(30,284)	(31,550)
Total stockholders’ equity	172,932	120,040
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$483,214	$470,268

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
Balance - December 31, 2020	31,249,811	$313	$(11,893)	$249,312	$(97,356)	$(45,006)	$95,370
Issuance of restricted stock	933,139	8	—	—	—	—	8
Surrender of common stock by employees	(148,358)	—	(1,279)	—	—	—	(1,279)
Share-based compensation expense	—	—	—	6,254	—	—	6,254
Total comprehensive income	—	—	—	—	23,732	2,568	26,300
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Issuance of restricted stock	983,275	10	—	—	—	—	10
Surrender of common stock by employees	(191,015)	(3)	(1,342)	—	—	—	(1,345)
Share-based compensation expense	—	—	—	5,805	—	—	5,805
Total comprehensive income (loss)	—	—	—	—	(21,971)	10,888	(11,083)
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Issuance of restricted stock	730,291	7	—	—	—	—	7
Surrender of common stock by employees	(234,608)	(2)	(1,636)	—	—	—	(1,638)
Share-based compensation expense	—	—	—	3,846	—	—	3,846
Total comprehensive income	—	—	—	—	49,411	1,266	50,677
Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,411	$(21,971)	$23,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,630	18,181	18,495
Noncash amortization of debt financing costs	303	350	1,008
Pension plan settlement	2,942	9,202	—
Payment in kind interest expense	—	—	2,254
Shared-based compensation expense	3,846	5,805	6,254
Deferred income taxes	(20,699)	12,480	2,078
Noncash gain on forward exchange contracts	(535)	(43)	(788)
Loss on extinguishment of debt	—	921	7,155
Settlement of derivative contract	—	3,900	—
Change in other operating items:
Accounts receivable	18,819	19,173	(23,569)
Inventories	15,000	(3,675)	(50,283)
Prepaid expenses	(5,123)	966	(1,910)
Accounts payable	(44,079)	21,842	(11,570)
Accrued liabilities	11,078	(912)	4,438
Other operating activities, net	(10,317)	2,728	(7,126)
Net cash provided by (used in) operating activities	38,276	68,947	(29,832)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,696)	(19,710)	(17,653)
Proceeds from disposal/sale of property, plant and equipment	—	—	87
Net cash used in investing activities	(19,696)	(19,710)	(17,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	—	30,625	150,000
Repayment of term loan facility	(10,938)	(24,375)	(3,750)
Repayment of 2023 term loan facility principal	—	—	(152,654)
Borrowings under revolving credit facility	25,000	65,200	86,200
Repayment of revolving credit facility	(25,000)	(114,600)	(36,800)
Borrowings under ABL revolving credit facility	—	—	11,300
Repayment of ABL revolving credit facility	—	—	(11,300)
Borrowings under China credit facility	4,368	—	—
Repayment of China credit facility	(4,368)	—	—
Surrender of common stock by employees	(1,636)	(1,342)	(1,279)
Debt extinguishment payments and early payment fees on debt	—	—	(3,031)
Debt issuance and amendment costs	—	(648)	(2,333)
Contingent consideration payment	—	(4,750)	(5,000)
Other financing activities, net	(155)	(201)	(342)
Net cash (used in) provided by financing activities	(12,729)	(50,091)	31,011
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	172	(2,279)	842
NET INCREASE (DECREASE) IN CASH	6,023	(3,133)	(15,545)
CASH:
Beginning of period	31,825	34,958	50,503
End of period	$37,848	$31,825	$34,958
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,849	$9,305	$8,460
Cash paid for income taxes, net	$10,889	$4,041	$4,109
Unpaid purchases of property and equipment included in accounts payable	$1,021	$1,701	$1,063
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

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

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
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
Inventories - Inventories are valued at the lower of first-in, first-out basis or market and are measured at the lower of cost or net realizable value. Inventory quantities on-hand are regularly reviewed and when necessary provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use. During the year ended December 31, 2022, we recorded an inventory charge of $10.4 million, which was primarily related to a decreased demand in the Industrial Automation segment.

Inventories consisted of the following as of December 31:

	2023	2022
Raw materials	$98,371	$108,417
Work in process	12,855	17,757
Finished goods	16,856	16,368
Total Inventories	$128,082	$142,542
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation.
Property, plant, and equipment, net consisted of the following as of December 31:

	2023	2022
Land and buildings	$34,072	$32,267
Machinery and equipment	220,901	212,352
Construction in progress	6,536	7,317
Property, plant, and equipment, gross	261,509	251,936
Less accumulated depreciation	(188,041)	(184,131)
Property, plant and equipment, net	$73,468	$67,805
For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives (generally 15 to 40 years for buildings and building improvements, three to 20 years for machinery and equipment, three to seven years for tools and dies, and three to five years for computer hardware and software). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2023, 2022 and 2021 was $14.2 million, $14.8 million and $15.1 million, respectively.
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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2023, receivables from our five top customers represented approximately 49.3% of total receivables.
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
Share-Based Compensation - We recognize share-based compensation based on the grant-date fair value of the equity instruments awarded. Share-based compensation expense is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for the entire award. We account for forfeitures of stock-based compensation awards as they occur. Refer to Note 11, Share-Based Compensation for additional discussion.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

Amount and Timing of Revenue Recognition - The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2023, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $133.9 million as of December 31, 2023 and $152.6 million as of December 31, 2022. We generally do not have other assets or liabilities associated with customer arrangements.
Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Twelve Months Ended December 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$274,591	$—	$71,114	$—	$345,705
Electrical wire harnesses, panels and assemblies	2,985	228,424	13,967	26,258	271,634
Plastic & Trim components	186,816	—	7,604	—	194,420
Industrial Automation	—	—	—	12,642	12,642
Cab structures	117,157	—	3,153	—	120,310
Mirrors, wipers and controls	5,570	—	44,398	—	49,968
Total	$587,119	$228,424	$140,236	$38,900	$994,679

	Twelve Months Ended December 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$286,391	$—	$75,824	$—	$362,215
Electrical wire harnesses, panels and assemblies	89	179,849	10,316	14,927	205,181
Plastic & Trim components	179,910	—	5,552	—	185,462
Industrial Automation	—	520	—	72,820	73,340
Cab structures	109,268	—	1,356	—	110,624
Mirrors, wipers and controls	4,073	35	40,623	—	44,731
Total	$579,731	$180,404	$133,671	$87,747	$981,553

	Twelve Months Ended December 31, 2021
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Total
Seats	$267,580	$—	$55,377	$—	$322,957
Electrical wire harnesses, panels and assemblies	2,682	168,108	11,214	25,329	207,333
Plastic & Trim components	154,205	—	2,555	—	156,760
Industrial Automation	—	—	—	162,583	162,583
Cab structures	69,749	—	7,761	—	77,510
Mirrors, wipers and controls	4,697	863	38,875	—	44,435
Total	$498,913	$168,971	$115,782	$187,912	$971,578

3. Debt
Debt consisted of the following at December 31:

	2023	2022
Term loan facility	$141,563	$152,500
Unamortized discount and issuance costs	(49)	(63)
	$141,514	$152,437
Less: current portion	(15,313)	(10,938)
Total long-term debt, net of current portion	$126,201	$141,499
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
At December 31, 2023 we had no borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.2 million and availability of $148.8 million. Combined with availability under our China Credit Facility (described below) of approximately $11.3 million, total consolidated availability was $160.1 million at December 31, 2023. The unamortized deferred financing fees associated with the Revolving Credit Facility were $1.0 million and $1.3 million as of December 31, 2023 and December 31, 2022, respectively, and are being amortized over the remaining life of the Credit Agreement. At December 31, 2022, we had no borrowings under the Revolving Credit Facility and outstanding letters of credit of $1.2 million.
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
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which was subject to step-downs to 3.50:1.0 at the end of the fiscal quarter ending March 31, 2023; to 3.25:1.0 at the end of the fiscal quarter ending June 30, 2023; and to 3.00:1.0 for each fiscal quarter on and after the fiscal quarter ending September 30, 2023).
We were in compliance with the covenants as of December 31, 2023.
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
Foreign Facility
In the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). China Credit Facility was renewed in the quarter ended December 31, 2023, with availability of approximately $11.3 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had no outstanding borrowings under the China Credit Facility as of December 31, 2023 and December 31, 2022. At December 31, 2023, we had $11.3 million of availability under the China Credit Facility.

4.    Intangible Assets
Our definite-lived intangible assets were comprised of the following:

	December 31, 2023
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,485	$(5,758)	$5,727
Customer relationships	15 years	14,132	(10,071)	4,061
Technical know-how	5 years	9,790	(8,403)	1,387
Covenant not to compete	5 years	330	(283)	47
		$35,737	$(24,515)	$11,222

	December 31, 2022
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	22 years	$11,487	$(5,377)	$6,110
Customer relationships	15 years	14,161	(9,109)	5,052
Technical know-how	5 years	9,790	(6,445)	3,345
Covenant not to compete	5 years	330	(217)	113
		$35,768	$(21,148)	$14,620

The aggregate intangible asset amortization expense was $3.4 million for the fiscal year ended December 31, 2023, 2022 and 2021. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2023 is $2.9 million for the year ending December 31, 2024 and $1.4 million for the years ending December 31, 2025 through 2028.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of December 31, 2023, hedge contracts for transactions denominated Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Consolidated Statements of Operations.
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
During the second quarter ended June 30, 2022, the Company entered into transactions to cash settle existing interest rate swaps ("Interest rate swap agreements settled in 2022") and received proceeds of $3.9 million. The gain on the swap settlement has been recorded in Other comprehensive income (loss) and will be recognized over the life of the settled swaps. Following the settlement of the existing interest rate swaps, we entered into a new interest rate swap agreement to align with the SOFR rate and maturity date of the Credit Agreement.

The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis as of December 31 and are categorized as follows:

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$1,318	$—	$1,318	$—	$—	$—	$—	$—
Interest rate swap agreement	$1,073	$—	$1,073	$—	$1,849	$—	$1,849	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$—	$—	$—	$—	$246	$—	$246	$—
Foreign exchange contract not designated as hedging instruments	$304	$—	$304	$—	$110	$—	$110	$—

The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2023		2022
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$56,741	$58,094	$41,049	$40,797
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$16,608	$16,806	$14,171	$13,050
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.
The following table summarizes the fair value and presentation of derivatives in the Consolidated Balance Sheets at December 31 :

	Derivative Asset
	Balance Sheet Location	Fair Value
		2023	2022
Foreign exchange contract designated as hedging instruments	Other current assets	$1,179	$—
Foreign exchange contract designated as hedging instruments	Other assets	$139	$—
Interest rate swap agreement	Other assets	$1,073	$1,849

	Derivative Liability
	Balance Sheet Location	Fair Value
		2023	2022
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$—	$246
Foreign exchange contract not designated as hedging instruments	Accrued liabilities and other	$304	$110

	Derivative Equity
	Balance Sheet Location	Fair Value
		2023	2022
Foreign exchange contract designated as hedging instruments	Accumulated other comprehensive (loss) income	$1,354	$(235)
Interest rate swap agreements	Accumulated other comprehensive (loss) income	$3,484	$4,012

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations:

		2023	2022
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contract designated as hedging instruments	Cost of revenues	$5,339	$3,236
Interest rate swap agreements	Interest expense	$1,466	$(458)
Interest rate swap agreements settled in 2022	Interest expense	$756	$378
Foreign exchange contract not designated as hedging instruments	Other (income) expense	$(220)	$(334)

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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$141,514	$139,213	$152,437	$143,477
1    Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $15.3 million and long-term debt of $126.2 million as of December 31, 2023, and current portion of long-term debt of $10.9 million and long-term debt of $141.5 million as of December 31, 2022.

6.    Leases
The Company leases office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. Our leases have remaining lease terms of one year to nineteen years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows:

	Twelve Months Ended December 31,
	2023	2022

Operating lease cost	$10,390	$10,283
Finance lease cost:
Amortization of right-of-use assets	151	194
Interest on lease liabilities	14	13
Finance lease cost	$165	$207
Short-term lease cost [1]	6,860	5,406
Total lease expense	$17,415	$15,896
1.Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,898	$10,022
Financing cash flows from finance leases	$155	$205

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2023	December 31, 2022
Operating Leases
Right-of-use assets, net	Operating lease right-of-use asset, net	$31,165	$26,372

Current liabilities	Current operating lease liabilities	7,502	7,421
Non-current liabilities	Long-term operating lease liabilities	24,417	19,422
Total operating lease liabilities		$31,919	$26,843

Finance Leases
Right-of-use assets, net	Other assets	$205	$270

Current liabilities	Accrued liabilities and other	108	131
Non-current liabilities	Other long-term liabilities	107	139
Total finance lease liabilities		$215	$270

Weighted Average Remaining Lease Term
Operating leases		7.1 years	6.0 years
Finance leases		3.0 years	2.3 years
Weighted Average Discount Rate
Operating leases		11.3%	8.4%
Finance leases		6.6%	3.9%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2024	$10,400	$117	$10,517
2025	9,195	78	9,273
2026	7,091	30	7,121
2027	4,130	7	4,137
2028	2,624	—	2,624
Thereafter	14,599	—	14,599
Total lease payments	$48,039	$232	$48,271
Less: Imputed interest	(16,120)	(17)	(16,137)
Present value of lease liabilities	$31,919	$215	$32,134

7.    Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2023	2022	2021
Domestic	$7,930	$(30,401)	$9,476
Foreign	28,244	29,334	22,649
Total	$36,174	$(1,067)	$32,125
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2023	2022	2021
Federal (benefit) provision at statutory rate	$7,597	$(224)	$6,746
U.S./Foreign tax rate differential	855	2,320	696
Foreign non-deductible expenses	(14)	(1,084)	515
Foreign tax provision	821	1,734	739
State taxes, net of federal benefit	312	(297)	315
State tax rate change, net of federal benefit	(201)	(33)	(432)
Change in uncertain tax positions	209	38	74
Change in valuation allowance	(21,750)	14,776	366
Tax credits	(2,284)	(1,244)	(1,341)
Share-based compensation	(31)	(91)	(857)
Executive compensation (IRC 162m)	226	871	1,128
Repatriation of foreign earnings	435	1,245	208
GILTI, net of related foreign tax credit	142	365	39
Pension settlement	—	3,394	—
Other	446	(866)	197
(Benefit) Provision for income taxes	$(13,237)	$20,904	$8,393

The provision (benefit) for income taxes for the years ended December 31 follows:

	2023			2022			2021
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(278)	$(18,166)	$(18,444)	$(338)	$16,831	$16,493	$46	$2,377	$2,423
State and local	747	(3,355)	(2,608)	276	4,039	4,315	152	(439)	(287)
Foreign	6,993	822	7,815	8,486	(8,390)	96	6,126	131	6,257
Total	$7,462	$(20,699)	$(13,237)	$8,424	$12,480	$20,904	$6,324	$2,069	$8,393

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2023	2022
Noncurrent deferred tax assets:
Amortization and fixed assets	$11,070	$9,653
Inventories	5,184	8,514
Pension obligations	2,467	2,182
Warranty obligations	264	242
Accrued benefits	1,035	465
Operating leases	9,858	7,595
Tax credit carryforwards	6,073	6,703
Net operating loss carryforwards	10,705	11,809
Other temporary differences	8,787	3,797
Total noncurrent deferred tax assets	$55,443	$50,960
Valuation allowance	(9,342)	(31,090)
Net noncurrent deferred tax assets	$46,101	$19,870
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(1,309)	$(827)
Inventories	(8)	127
Operating leases	(9,428)	(7,585)
Other temporary differences	(2,061)	(287)
Total noncurrent tax liabilities	(12,806)	(8,572)
Net noncurrent deferred tax liabilities	$(12,806)	$(8,572)
Total net deferred tax asset	$33,295	$11,298
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Net non-current deferred tax assets	$33,568	$12,275
Non-current deferred tax liabilities (included in Other long-term liabilities)	$(273)	$(977)
Total net deferred tax asset	$33,295	$11,298

We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with unused tax attributes expiring and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. During 2022, (1) the Company established a valuation allowance on its U.S. deferred tax assets of $24.5 million due to significant negative evidence including severity of recent losses, and (2) reversed the valuation allowance on its U.K. deferred tax assets of $9.9 million based on the weight of positive evidence, including the cumulative income position in the three most recent years and forecasts for a sustained level of future taxable income. During 2023, the Company reversed the valuation allowance on its U.S. deferred tax assets of $22.0 million as it believes that the weight of the positive evidence, including the cumulative income position in the three most recent years and forecasts for a sustained level of future taxable income, was sufficient to overcome the weight of the negative evidence during the year ended December 31, 2023.

During 2023, we recorded an additional valuation allowance of $1.9 million primarily related to a $1.6 million increase in foreign tax credits. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.

Activity for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Balance - Beginning of the year	$31,090	$18,371	$16,441
Provisions	1,883	24,506	2,529
Utilizations and reversals	(23,631)	(11,787)	(599)
Balance - End of the year	$9,342	$31,090	$18,371

As of December 31, 2023, the Company had net operating loss carryforwards of $78.5 million, of which $36.5 million related to foreign jurisdictions and $42.0 million related to U.S. state jurisdictions, $4.8 million of U.S. foreign tax credit carryforwards, and $1.4 million of research and development tax credit carryforwards. The carryforward periods for these net operating losses range from five years to indefinite, foreign tax credits begin to expire in 2027, and research and development tax credits begin to expire in 2036. Utilization of these carryforwards is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. We have established valuation allowance for certain U.S. foreign tax credits, State NOLs, and Foreign NOLs that we believe are more likely than not to expire before they can be utilized.
As of December 31, 2023, cash of $37.8 million was held by foreign subsidiaries. During the year ended December 31, 2023, $7.0 million was repatriated from the Company's foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of December 31, 2023 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2018. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.
As of December 31, 2023, and 2022, we provided a liability of $1.3 million and $1.1 million, respectively, for unrecognized tax benefits associated with our U.S. federal and state, and foreign jurisdictions. The majority of these unrecognized tax benefits are netted against their related non-current deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $1.2 million and $0.9 million accrued for the payment of interest and penalties as of December 31, 2023 and December 31, 2022, respectively. Accrued interest and penalties are included in the $1.3 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2023	2022	2021
Balance - Beginning of the year	$1,089	$1,093	$1,006
Gross increase - tax positions in prior periods	60	426	75
Gross decreases - tax positions in prior periods	—	—	—
Gross increases - current period tax positions	149	—	—
Lapse of statute of limitations	—	(389)	—
Currency translation adjustment	40	(41)	12
Balance - End of the year	$1,338	$1,089	$1,093

8.    Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2023	2022
Compensation and benefits	$23,659	$13,370
Taxes payable	5,018	5,092
Accrued freight	2,679	4,225
Accrued legal and professional fees	1,535	1,027
Warranty Costs	1,458	1,433
Other	10,711	10,241
	$45,060	$35,388

9.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $4.8 million, $4.6 million and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
As of December 31, 2022, the Company settled its U.S. Pension Plan liabilities through lump-sum payments and purchase of an annuity contract. The lump-sum payments of $4.4 million and the annuity contract totaling $25.2 million were paid out of plan assets and resulted in an $9.2 million non-cash settlement charge, which was recorded in Other comprehensive income in the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2022.
The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	Non-U.S. Pension Plan
	2023	2022
Change in benefit obligation:
Benefit obligation — Beginning of the year	$29,885	$48,545
Interest cost	1,418	785
Benefits paid	(1,801)	(1,744)
Actuarial (gain) loss	1,087	(12,931)
Exchange rate changes	1,583	(4,770)
Benefit obligation at end of the year	$32,172	$29,885
Change in plan assets:
Fair value of plan assets — Beginning of the year	$21,537	$38,640
Actual return on plan assets	1,053	(12,631)
Employer contributions	1,125	1,016
Benefits paid	(1,801)	(1,744)
Exchange rate changes	1,138	(3,744)
Fair value of plan assets at end of the year	23,052	21,537
Funded status	$(9,120)	$(8,348)

Actuarial Gain - The projected Non-U.S. benefit obligation includes a net loss of $1.1 million for the year ended December 31, 2023 driven primarily by a decrease in the discount rate assumption.

Amounts recognized in the Consolidated Balance Sheets at December 31 consisted of:

	Non-U.S. Pension Plan
	2023	2022
Noncurrent liabilities	(9,120)	(8,348)
Amount recognized	$(9,120)	$(8,348)

The components of net periodic cost (benefit) for the years ended December 31 were as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2023	2022	2021	2023	2022	2021
Interest cost	$—	$617	$827	$1,418	$785	$638
Expected return on plan assets	—	(681)	(2,212)	(1,221)	(1,016)	(1,000)
Amortization of prior service cost [1]	—	9,208	6	48	48	54
Recognized actuarial loss	—	373	283	757	603	953
Net periodic cost (benefit)	$—	$9,517	$(1,096)	$1,002	$420	$645
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

Amounts Recognized in Other Comprehensive Income (Loss) - Amounts recognized in Other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	U.S. Pension and Other Post-Retirement Benefit Plans			Non-U.S. Pension Plan
	2023	2022	2021	2023	2022	2021
Net actuarial loss	$—	$(148)	$10,875	$14,165	$13,603	$13,923
Prior service cost	—	27	33	572	618	687
	$—	$(121)	$10,908	$14,737	$14,221	$14,610
Other Changes in Plan Assets and Benefit Obligations Recognized in Comprehensive Income (Loss) - Amounts recognized as other changes in plan assets and benefit obligations in comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	U.S. Pension and Other Post-Retirement Plans		Non-U.S. Pension Plan
	2023	2022	2023	2022
Actuarial (gain) loss	$—	$(1,435)	$1,186	$615
Amortization of actuarial (loss) gain	—	(9,575)	(716)	(672)
Prior service credit	—	(6)	(46)	(54)
Total recognized in other comprehensive income (loss)	$—	$(11,016)	$424	$(111)
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Non-U.S. Pension Plan
	2023	2022
Discount rate	4.45%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	Non-U.S. Pension Plan
	2023	2022	2021
Discount rate	4.45%	1.80%	1.20%
Expected return on plan assets	5.65%	2.90%	2.60%
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
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.1 million to our non-U.S. pension plan and our other post-retirement benefit plans in 2024.
Our investment allocation target for our non-U.S. pension plan for 2023 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation %		Actual Allocations %
	2023	2022	2023	2022
Cash and cash equivalents	—	—	1	—
Equity/Balanced securities	23	42	23	42
Fixed income securities	77	58	76	58
	100%	100%	100%	100%

The non-U.S. pension plan assets are held in a pooled separate account which represents an insurance contract under which plan assets are administered through pooled funds. The contract portfolio includes cash and cash equivalents, equity/ balanced securities, and fixed income securities. The contract is valued daily based on the market value of the underlying net assets. The majority of the underlying net assets have observable Level 1 and/or 2 quoted pricing inputs which are used to determine the unit value of the contract, which is not publicly quoted and therefore classified as Level 2 of the fair value hierarchy. See Note 1, Significant Accounting Policies, for further detail on fair value hierarchy.

The assets within the insurance contract can be described as follows:
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

The fair values of our pension plan assets by asset category and by level as described in Note 1, Significant Accounting Policies, for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Insurance contracts and other	$23,052	$—	$23,052	$—
Total pension fund assets	$23,052	$—	$23,052	$—

	December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs [2]	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Insurance contract and other	$21,537	$—	$21,537	$—
Total pension fund assets [1]	$21,537	$—	$21,537	$—
1.Not included in the table are the remaining $4.0 million of plan assets under the U.S. pension plan which has been invested in Cash and cash equivalents (NAV) as of December 31, 2022.
2.During 2023, the Company corrected an immaterial error in the presentation of asset category and level of the non-U.S. pension plan assets as of December 31, 2022. The assets were previously disclosed as Net Asset Value per share (NAV) rather than Level 2. Additionally, the asset category previously disclosed was the underlying assets of the insurance contract rather than the insurance contract itself. The correction had no impact on investment values and had no impact on the consolidated balance sheets, statements of operations or statements of cash flows.

The following table summarizes our expected future benefit payments of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2024	$1,815
2025	$1,780
2026	$1,848
2027	$1,859
2028	$1,934
2029 to 2033	$9,703

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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2022	$2,188
New grants	2,180
Forfeitures	(1,742)
Adjustments	434
Payments	(1,159)
Adjusted Award Value at December 31, 2023	$1,901
The Company generally grants performance awards in the first quarter of each year. Unrecognized compensation expense was $1.6 million as of December 31, 2023.

11.    Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $3.8 million, $5.8 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
As of December 31, 2023, there was approximately $3.8 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

A summary of the status of our restricted stock awards as of December 31, 2023 and changes during the twelve-month period ending December 31, 2023, is presented below:

	2023
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested - beginning of year	383	$7.68
Granted	988	7.33
Vested	(729)	7.23
Forfeited	(51)	7.66
Non-vested - end of year	591	$7.66
As of December 31, 2023, a total of 2.0 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2023; however, our employees surrendered 235 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

12.    Stockholders’ Equity
Common Stock - Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 33,322,535 and 32,826,852 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.
Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2023 and 2022.
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
Diluted earnings (loss) per share for years ended December 31, 2023, 2022 and 2021 includes the effects of potential common shares when dilutive and is as follows:

	2023	2022	2021
Net income (loss) attributable to common stockholders	$49,411	$(21,971)	$23,732
Weighted average number of common shares outstanding	33,040	32,334	31,501
Dilutive effect of restricted stock grants after application of the treasury stock method	541	—	1,289
Dilutive shares outstanding	33,581	32,334	32,790
Basic earnings (loss) per share attributable to common stockholders	$1.50	$(0.68)	$0.75
Diluted earnings (loss) per share attributable to common stockholders	$1.47	$(0.68)	$0.72
There were no anti-dilutive shares for the year ended December 31, 2023. There were 113 thousand anti-dilutive shares for the year ended December 31, 2022. There were no anti-dilutive shares for the year ended December 31, 2021.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Credit Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.

13.    Other Comprehensive Income (Loss)
The activity for each item of accumulated other comprehensive income (loss) is as follows:

	Foreign currency items	Pension and Other Post-Retirement Benefit Plans	Derivative Instruments	Accumulated other comprehensive loss
Balance - December 31, 2021	$(20,445)	$(22,750)	$757	$(42,438)
Net current period change	(4,366)	11,207	7,172	14,013
Amounts reclassified into earnings	—	31	(3,156)	(3,125)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	$1,584	$(178)	$7,627	$9,033
Amounts reclassified into earnings	—	(206)	(7,561)	(7,767)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2023 and 2022 are as follows:

2023	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$1,584	$—	$1,584
Net actuarial gain and prior service credit	(438)	260	(178)
Derivative instruments	9,792	(2,165)	7,627
Net unrealized gain (loss)	10,938	(1,905)	9,033
Amounts reclassified into earnings:
Actuarial loss and prior service cost	(206)	—	(206)
Derivative instruments	(10,085)	2,524	(7,561)
Net realized loss	(10,291)	2,524	(7,767)
Total other comprehensive income	$647	$619	$1,266

2022	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(4,366)	$—	$(4,366)
Net actuarial gain and prior service credit [1]	10,936	271	11,207
Derivative instruments	7,175	(3)	7,172
Net unrealized gain (loss)	13,745	268	14,013
Amounts reclassified into earnings:
Actuarial loss and prior service cost	31	—	31
Derivative instruments	(3,156)	—	(3,156)
Net realized loss	(3,125)	—	(3,125)
Total other comprehensive income	$10,620	$268	$10,888
1 Included in Net actuarial gain and prior service credit is $9.2 million US pension non-cash settlement charge as of December 31, 2022. The Company reclassified to earnings all residual tax amounts relating to its pension liability during the year ended December 31, 2022 as a result of plan termination.

14.    Cost Reduction and Manufacturing Capacity Rationalization

During the quarter ended December 31, 2023, management approved restructuring programs to align the Company’s cost structure to support margin expansion. The programs include workforce reductions and footprint optimization across segments. We incurred $1.1 million expense during the year ended December 31, 2023 related to this program and expect the cost to be between $3.0 million to $3.5 million for the entire program.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2022	(5)	—	—	458	—	453
New charges	809	8	—	486	983	2,286
Payments and other adjustments	(676)	(8)	—	(944)	—	(1,628)
December 31, 2023	$128	$—	$—	$—	$983	$1,111

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2021	230	417	—	—	(161)	486
New charges	751	674	1,909	1,725	306	5,365
Payments and other adjustments	(986)	(1,091)	(1,909)	(1,267)	(145)	(5,398)
December 31, 2022	$(5)	$—	$—	$458	$—	$453
Of the $2.3 million costs incurred in the twelve months ended December 31, 2023, $2.0 million primarily related to headcount reductions and $0.3 million related to facility exit and other costs. For the twelve months ended December 31, 2023, the Vehicle Solutions segment had new charges of $0.8 million related to headcount. The Industrial Automation segment had new charges of $0.2 million and $0.3 million related to headcount and facilities, respectively. Corporate had a new charge of $1.0 million related to headcount. Of the $2.3 million costs incurred, $1.3 million was recorded in cost of revenues and $1.0 million was recorded in selling, general and administrative expenses.
Of the $5.4 million costs incurred in the twelve months ended December 31, 2022, $2.5 million related to headcount reductions and $2.8 million related to facility exit and other costs. For the twelve months ended December 31, 2022, Vehicle Solutions segment had new charges of $0.5 million and $0.3 million related to headcount and facilities, respectively. The Electrical Systems segment had a new charges of $0.7 million related to headcount. The Aftermarket & Accessories segment had new charges of $0.6 million and $1.3 million related to headcount and facilities respectively. The Industrial Automation segment had new charges of $0.5 million and $1.2 million related to headcount and facilities, respectively. Corporate had a new charge of $0.3 million related to headcount. Of the $5.4 million costs incurred, $4.0 million was recorded in cost of revenues and $1.4 million was recorded in selling, general and administrative expenses.

15.    Commitments and Contingencies
Leases - As disclosed in Note 6, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2023, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2023 and 2022, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2023 and 2022, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets.
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
The following presents a summary of the warranty provision for the years ended December 31:

	2023	2022
Balance - beginning of the year	$1,433	$1,490
Provision for warranty claims	1,433	1,019
Deduction for payments made and other adjustments	(1,408)	(1,076)
Balance - end of year	$1,458	$1,433

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

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2027; no payments are due thereafter:

Year Ending December 31,
2024	$15,313
2025	$19,687
2026	$24,063
2027	$82,500
2028	$—
Thereafter	$—

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
•Plastic & Trim components primarily for the North America commercial vehicle market and power sports markets; and Cab structures for the North American MD/HD truck market.

The Electrical Systems segment designs, manufactures and sells the following products:
•Cable and harness assemblies for both high and low voltage applications, control boxes, dashboard assemblies and design and engineering for these applications.
•The end markets for these products are construction, agricultural, industrial, automotive (both internal combustion and electric vehicles), truck, mining, rail, marine, power generation and the military/defense industries in North America, Europe and Asia-Pacific.

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	For the year ended December 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories		Industrial Automation	Corporate/ Other	Total
Revenues	$587,119	$228,424	$140,236		$38,900	$—	$994,679
Gross profit	$68,129	$35,397	$27,187		$3,010	$—	$133,723
Selling, general & administrative expenses	26,109	9,107	8,144	—	4,392	37,911	85,663
Operating income (loss)	$42,020	$26,290	$19,043		$(1,382)	$(37,911)	$48,060

Capital expenditures and other items:
Capital expenditures	$8,509	$9,096	$1,762		$9	$320	$19,696
Depreciation expense	$8,199	$3,972	$1,313		$288	$468	$14,240

	For the year ended December 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
Revenues	$579,731	$180,404	$133,671	$87,747	$—	$981,553
Gross profit	$45,979	$23,993	$18,836	$(2,303)	$—	$86,505
Selling, general & administrative expenses	24,930	5,775	6,925	5,564	23,167	66,361
Operating income (loss)	$21,049	$18,218	$11,911	$(7,867)	$(23,167)	$20,144

Capital expenditures and depreciation expense:
Capital expenditures	$8,151	$3,936	$3,692	$3,702	$229	$19,710
Depreciation expense	$8,343	$3,496	$1,323	$503	$1,105	$14,770

	For the year ended December 31, 2021
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/ Other	Total
Revenues	$498,913	$168,971	$115,782	$187,912	$—	$971,578
Gross profit	$50,608	$20,773	$17,980	$29,669	$(43)	$118,987
Selling, general & administrative expenses	26,959	6,213	5,889	6,106	24,239	69,406
Operating income (loss)	$23,649	$14,560	$12,091	$23,563	$(24,282)	$49,581

Capital expenditures and depreciation expense:
Capital expenditures	$6,203	$5,976	$482	$4,480	$512	$17,653
Depreciation expense	$7,911	$3,550	$1,240	$687	$1,671	$15,059

The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2023		2022		2021
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$752,824	$72,272	$749,700	$70,047	$738,937	$60,260
All other countries	241,855	32,565	231,853	24,400	232,641	29,450
	$994,679	$104,837	$981,553	$94,447	$971,578	$89,710
Sales to one of our customers was individually in excess of 10% of total Company revenues in each of the years ended December 31, 2023, 2022 and 2021, as noted in the table below. The following table presents revenue from the above mentioned customer as a percentage of total revenue:

		Years Ended December 31,
Customer	Primary Segment	2023	2022	2021
Customer A	Vehicle Solutions	23%	22%	17%

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Commercial Vehicle Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
March 14, 2024

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance

A.Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 14, 2024:

Name	Age	Principal Position(s)
Robert C. Griffin	76	Chairman and Director
James R. Ray, Jr.	60	President, Chief Executive Officer and Director
Roger L. Fix	69	Director
Wayne M. Rancourt	61	Director
J. Michael Nauman	61	Director
William C. Johnson	60	Director
Ruth Gratzke	52	Director
Melanie K. Cook	51	Director
The following biographies describe the business experience of our directors:

Background
Robert C. Griffin has served as a Director since July 2005, and was elected Chairman in 2019, and served as Interim President and CEO from May through December 2023. Mr. Griffin’s career spanned over 25 years in the financial sector until he retired from Barclays Capital, where from June 2000 to March 2002 he was Head of Investment Banking, Americas and a member of the Management Committee. Prior to joining Barclays Capital, Mr. Griffin was a member of the Executive Committee for the Montgomery Division of Banc of America Securities and held a number of positions with Bank of America, including Group Executive Vice President and Head of Global Debt Capital Raising and as a Senior Management Council Member. Since 2005, he has served on a number of boards, both public and private, including during the last five years, the board of Builders FirstSource, Inc. (ending in 2019).
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

Background
Mr. Ray has served as President and Chief Executive Officer since December 2023. He has also served as an Independent Director since March 2020 and currently serves as a Non-Independent Director. He also currently serves as an Independent Director on the Boards of Spirit AeroSystems, Inc. In addition to his Board roles, Mr. Ray has provided consulting services to Fortune 100 companies and private equity portfolio companies. Until November 2020, he served as President, Engineered Fastening at Stanley Black & Decker, Inc. where he held various global industrial P&L and operational leadership roles since 2013. Prior to Stanley Black & Decker, Mr. Ray spent more than 25 years in global P&L and engineering leadership roles at TE Connectivity, Delphi and GM.
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

Background
Roger L. Fix has served as a Director since June 2014. He served as a member of the Board of Directors of Standex International Corporation from 2001 until 2017, when he retired from the Standex board. He served as Non-Executive

Chairman from 2014 to 2016, and President and Chief Executive Officer of Standex from 2003 to 2014. He was Standex’s President and Chief Operating Officer from 2001 to 2003. Prior to joining Standex, Mr. Fix held a number of general management positions at Emerson Electric, the TI Group, plc and TRW over a period of more than 20 years. Mr. Fix served as a Director of Flowserve Corporation from 2006 until 2022 where he was Chairman of the Corporate Nominating and Governance Committee and a member of the Compensation, Finance and Audit Committees. Mr. Fix also served as the Non- Executive Chairman of the Board of Flowserve Corporation from 2017-2021. Mr. Fix retired from the Flowserve board after serving for 16 years. Mr. Fix currently serves as a Director of Thermon Holdings, where he serves as a member of the Compensation, Finance and Corporate Governance Committees.
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

Background
J. Michael Nauman had served on Brady Corporation’s Board of Directors and as the President and CEO of Brady Corporation from 2014 until 2022. Prior to joining Brady Corporation, Mr. Nauman spent 20 years at Molex Incorporated, where he led global businesses in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. In 2007, he became Molex's Senior Vice President leading its Global Integrated Products Division and was named Executive Vice President in 2009. Before joining Molex in 1994, Mr. Nauman was a tax accountant and auditor with Arthur Andersen and Controller and then President of Ohio Associated Enterprises, Inc.
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

Background
William C. Johnson has served as a Director since December 2023. Since October 2022, Mr. Johnson has served as CEO and a member of the Board of Directors of Avail Infrastructure Solutions. From October 2018 to July 2022, Mr. Johnson served as the President and CEO of Welbilt, Inc. (WBT), and from July 2016 to June 2018, he served President and CEO and COO of Chart Industries, Inc. Prior to that he held multiple roles of increasing responsibility at Dover Refrigeration and Food Equipment, Hillphoenix, ABB and ESAB.
Qualifications
Mr. Johnson brings tremendous leadership experience to the CVG Board. He has served as the CEO of several public, private, and sponsor-backed companies in the industrial and manufacturing space. His proven record of success across various executive roles speaks to his exceptional capabilities. Mr. Johnson holds a bachelor's degree in ceramic engineering from Alfred

University and an MBA from Rollins College. He started his professional career as a nuclear engineer in the U.S. Navy aboard the submarine USS Stonewall Jackson.

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

Background
Melanie K. Cook joined as Director in October 2023. She serves on the Audit and Compensation committees of the Board. Ms. Cook brings a wealth of leadership, operating experience and expertise in a multitude of business areas. She was Chief Operating Officer at GE Appliances from 2017 until her retirement in 2021. In that executive position, Melanie was responsible for full operations leadership for the multi-billion-dollar revenue business covering 15,000 employees globally.
Qualifications
Ms. Cook's nearly 30 years of global experience includes business unit leadership roles with full P&L responsibility, product lifecycle management, digitization, end-to-end supply chain, global sourcing, and finance/audit across multiple industries globally. Melanie has been an independent Director of Badger Meter, Inc. since February 2022, where she serves on the Audit and Compliance Committee of the Board. She holds a Bachelor of Science in Business Administration, with a specialty in Decision and Information Sciences from the University of Florida.

B.Executive Officers
The following table sets forth certain information with respect to our executive officers as of March 14, 2024:

Name	Age	Principal Position(s)
James R. Ray, Jr.	60	President, Chief Executive Officer and Director
Andy Cheung	49	Executive Vice President and Chief Financial Officer
Richard Tajer	58	President, Global Electrical Systems
Aneezal H. Mohamed	60	Chief Legal Officer, Compliance Officer and Secretary
Kristin Mathers	49	Chief Human Resources Officer
James R. Ray has served as President and Chief Executive Officer since December 2023. He has also served as an Independent Director since March 2020 and currently serves as a Non-Independent Director. He also currently serves as an Independent Director on the Board of Spirit AeroSystems, Inc. In addition to his Board role, Mr. Ray has provided consulting services to Fortune 100 companies and private equity portfolio companies. Until November 2020, he served as President, Engineered Fastening at Stanley Black & Decker, Inc. where he held various global industrial P&L and operational leadership roles since 2013. Prior to Stanley Black & Decker, Mr. Ray spent more than 25 years in global P&L and engineering leadership roles at TE Connectivity, Delphi and GM.
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
Richard Tajer has served as President of Global Electrical Systems (with a title change from Senior Vice President to President) since January 2019. He also served as Chief Commercial Officer from 2021 to 2023 in addition to his role as President of Global Electrical Systems. Prior to joining CVG, Mr. Tajer spent 20 years with Yazaki North America, where he served most recently as Executive Vice President of Electronics, Instrumentation and Components with P&L responsibility for nine manufacturing facilities and $1 billion in sales. Prior to Yazaki, Mr. Tajer obtained relevant commercial and engineering experience from Alcoa Fujikura and United Technologies. Mr. Tajer is a graduate of the University of Michigan with a Bachelor of Science in Electrical and Computer Engineering. He also holds a Master of Business Administration from Wayne State University. He is an active member of SAE International, the International Institute of Connector and Interconnector Technology, and the MENTTIUM corporate mentoring program.
Aneezal H. Mohamed has served as Chief Legal Officer (with a title change from General Counsel), Compliance Officer and Secretary since February 2016 and prior to that, held positions of increasing responsibility since joining the company in November 2013. Mr. Mohamed was of counsel with Kegler Brown Hill & Ritter and served in several capacities at Cardinal Health, including Senior Counsel, Vice President & Associate General Counsel and Assistant General Counsel. Prior to that, Mr. Mohamed was in-house counsel to CMS Energy Corporation. Mr. Mohamed graduated from Cooley Law School at Western Michigan University with a Juris Doctorate in 1997. He has his Bachelor’s in Political Science and Economics from Towson State University, and he is licensed to practice law in Ohio and Michigan. He was formerly Chairman of the Board of Directors and is a current Board member of the Columbus Council on World Affairs and is a member of the Board of Directors of the Ohio Chamber of Commerce.
Kristin Mathers has served as Chief Human Resources Officer since September 2021. Prior to CVG, Ms. Mathers worked for Baker Hughes and its legacy parent, GE, since 2000. Ms. Mathers was Vice President of Talent Management at Baker Hughes and she held other positions of increasing responsibility such as Vice President of HR Transformation and other leadership positions in the HR function prior to those roles. Within GE, Ms. Mathers took on many broad experiences, across many businesses, including HR leadership assignments in GE’s transportation business, appliance business, lighting business and corporate headquarters. Ms. Mathers holds a Bachelor of Science in Mathematics with a specialization in Actuary Science from Slippery Rock University in Pennsylvania and an MBA from the University of Phoenix.
There are no family relationships between any of our directors or executive officers.

C.Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2024 Proxy Statement.

Item 11.Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2022 Director Compensation Table”, “Executive Compensation”, "Pay Versus Performance" and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2024 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2023:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2020 Equity Incentive Plan approved by security holders	—	$—	2,012,213
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2024 Proxy Statement.

Item 13    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2024 Proxy Statement.

Item 14.Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Columbus, OH, Auditor Firm ID: 185
The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditor Fees” which appears in CVG’s 2024 Proxy Statement.

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

3.6
Certificate of Designations, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to the Company’s Current Report (File No. 001-34365), filed on June 25, 2020).

3.7	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A (File No. 001-34365), filed on February 2, 2023).

4.1	Description of Securities (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

Exhibit No.	Description

10.1	Term Loan Agreement, dated as of April 30, 2021, between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 4, 2021).

10.2*	Second Amendment dated May 12, 2022 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K, filed on March 6, 2023).

10.3*	Commercial Vehicle Group, Inc. Annual Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 14, 2018).

10.4*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.5*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.6*	Offer letter, dated March 23, 2020, to Harold Bevis (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 26, 2020).

10.7*	Employment Agreement between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of September 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 11, 2020).

10.8*	Offer letter, dated November 11, 2020, to Angela O’Leary (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 17, 2020).

10.9*	Change in Control & Non-Competition Agreement dated November 11, 2020 with Angela O’Leary (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 9, 2021).

10.10*	Change in Control & Non-Competition Agreement dated October 27, 2014 with Aneezal Mohamed (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.11*	Change in Control & Non-Competition Agreement dated January 28, 2020 with Richard Tajer (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.12*	Offer letter, dated July 22, 2021, to Kristin Mathers (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.13*	Change in Control & Non-Competition Agreement dated December 31, 2021 with Kristin Mathers (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.14*	Andy Cheung Offer Letter dated September 8, 2022(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 14, 2022).

10.15*	Change in Control & Non-Competition Agreement dated December 7, 2022 with Andy Cheung.

10.16*	Offer Letter between the Company and Mr. Ray dated December 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.17*	Form of Change in Control Agreement between the Company and Mr. Ray (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.18*	Form of 2023 Restricted Stock Agreement between the Company and Mr. Ray (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 11, 2023).

97.1	Commercial Vehicle Group Incentive Compensation Clawback Policy approved December 1, 2023.

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by James R. Ray, President and Chief Executive Officer.

31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by James R. Ray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by Andy Cheung pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
    All other items included in an Annual Report on Form 10-K are omitted because they are not applicable or the answers thereto are none.

Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

By:	/s/ James R. Ray
James R. Ray
President and Chief Executive Officer
Date: March 14, 2024
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2024.

Signature	Title

/s/ Robert C. Griffin	Chairman and Director
Robert C. Griffin

/s/ James R. Ray	President, Chief Executive Officer
James R. Ray	(Principal Executive Officer) and Director

/s/ Roger L. Fix	Director
Roger L. Fix

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ J. Michael Nauman	Director
J. Michael Nauman

/s/ William C. Johnson	Director
William C. Johnson

/s/ Ruth Gratzke	Director
Ruth Gratzke

/s/ Melanie K. Cook	Director
Melanie K. Cook

/s/ Andy Cheung	Chief Financial Officer
Chung Kin Cheung ("Andy Cheung")	(Principal Financial Officer)

/s/ Angela M. O'Leary	Chief Accounting Officer
Angela M. O'Leary	(Principal Accounting Officer)