Form 10-Q
period 2024-03-31
Commercial Vehicle Group, Inc.
filed 2024-05-06
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 6, 2024 was 34,377,823 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
	(Unaudited) (In thousands, except per share amounts)
Revenues	$232,068	$262,709
Cost of revenues	205,403	227,500
Gross profit	26,665	35,209
Selling, general and administrative expenses	20,093	20,565
Operating income	6,572	14,644
Other expense (income)	212	(202)
Interest expense	2,251	2,890
Income before provision for income taxes	4,109	11,956
Provision for income taxes	1,170	3,256
Net income	$2,939	$8,700
Earnings per Common Share:
Basic	$0.09	$0.26
Diluted	$0.09	$0.26
Weighted average shares outstanding:
Basic	33,325	32,868
Diluted	33,403	33,182
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023
	(Unaudited) (In thousands)
Net income	$2,939	$8,700
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(2,559)	2,557
Minimum pension liability, net of tax	(467)	140
Derivative instruments, net of tax	2,032	1,343
Other comprehensive income (loss)	(994)	4,040
Comprehensive income	$1,945	$12,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$46,816	$37,848
Accounts receivable, net of allowances of $225 and $208, respectively	145,140	133,949
Inventories	127,454	128,082
Other current assets	36,786	27,863
Total current assets	356,196	327,742
Property, plant and equipment, net	73,865	73,468
Intangible assets, net	8,453	11,222
Deferred income taxes	33,016	33,568
Other assets, net	37,715	37,214
Total assets	$509,245	$483,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,401	$77,314
Accrued liabilities and other	48,158	52,562
Current portion of long-term debt and short-term debt	16,406	15,313
Total current liabilities	154,965	145,189
Long-term debt	139,330	126,201
Pension and other post-retirement benefits	9,536	9,196
Other long-term liabilities	29,875	29,696
Total liabilities	333,706	310,282
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,325,973 and 33,322,535 shares issued and outstanding respectively)	333	333
Treasury stock, at cost: 2,136,635 and 2,134,604 shares, respectively	(16,152)	(16,150)
Additional paid-in capital	265,881	265,217
Retained deficit	(43,245)	(46,184)
Accumulated other comprehensive loss	(31,278)	(30,284)
Total stockholders’ equity	175,539	172,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$509,245	$483,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,939	$8,700
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	4,472	4,262
Noncash amortization of debt financing costs	76	76
Pension cash reversion	—	2,942
Share-based compensation expense	664	1,771
Deferred income taxes	(367)	(467)
Non-cash loss (income) on derivative contracts	18	(658)
Change in other operating items:
Accounts receivable	(12,023)	(18,429)
Inventories	(460)	3,594
Prepaid expenses	(3,925)	(2,694)
Accounts payable	13,800	(4,340)
Other operating activities, net	(7,550)	5,301
Net cash (used in) provided by operating activities	(2,356)	58
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,059)	(3,321)
Proceeds from sale of business	3,200	—
Net cash used in investing activities	(1,859)	(3,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan facility	(3,281)	(2,188)
Borrowings under revolving credit facility	17,500	11,000
Surrender of shares to pay withholding taxes	(2)	(764)
Other financing activities	(41)	4,329
Net cash provided by financing activities	14,176	12,377
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(993)	545
NET INCREASE IN CASH	8,968	9,659

CASH:
Beginning of period	37,848	31,825
End of period	$46,816	$41,484
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Share-based compensation expense	164,616	2	(764)	1,771	—	—	1,009
Total comprehensive income	—	—	—	—	8,700	4,040	12,740
Balance - March 31, 2023	32,991,468	$330	$(15,278)	$263,142	$(86,895)	$(27,510)	$133,789

Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Share-based compensation expense	3,438	—	(2)	664	—	—	662
Total comprehensive income (loss)	—	—	—	—	2,939	(994)	1,945
Balance - March 31, 2024	33,325,973	$333	$(16,152)	$265,881	$(43,245)	$(31,278)	$175,539
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

These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), which includes a complete set of footnote disclosures, including the Company's significant accounting policies.
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $145.1 million as of March 31, 2024 and $133.9 million as of December 31, 2023. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended March 31, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$63,454	$—	$16,814	$—	$80,268
Electrical wire harnesses, panels and assemblies	530	55,795	2,931	4,282	63,538
Plastic & Trim components	39,866	—	1,789	—	41,655
Industrial Automation	—	—	—	20	20
Cab structures	32,701	—	438	—	33,139
Mirrors, wipers and controls	1,359	—	12,089	—	13,448
Total	$137,910	$55,795	$34,061	$4,302	$232,068

	Three Months Ended March 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$76,990	$—	$19,164	$—	$96,154
Electrical wire harnesses, panels and assemblies	—	54,749	3,786	—	58,535
Plastic & Trim components	46,423	—	2,873	—	49,296
Industrial Automation	—	—	—	9,747	9,747
Cab structures	33,903	—	998	—	34,901
Mirrors, wipers and controls	3,268	—	10,808	—	14,076
Total	$160,584	$54,749	$37,629	$9,747	$262,709

4. Debt
Debt consisted of the following:

	March 31, 2024	December 31, 2023
Term loan facility	$138,281	$141,563
Revolving credit facility	17,500	—
Unamortized issuance costs	(45)	(49)
	$155,736	$141,514
Less: current portion of long-term debt	(16,406)	(15,313)
Total long-term debt, net of current portion	$139,330	$126,201
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
At March 31, 2024, we had $17.5 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $131.4 million. Combined with availability under our China Credit Facility (described below) of approximately $11.1 million, total consolidated availability was $142.5 million at March 31, 2024. The unamortized deferred financing fees associated with the Revolving Credit Facility of $0.9 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2023, we had no borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.2 million.
Covenants and other terms
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.75:1.0 (which was subject to step-down to 3.50:1.0 at the end of the fiscal quarter ending March 31, 2023; to 3.25:1.0 at the end of the fiscal quarter ending June 30, 2023; and to 3.00:1.0 for each fiscal quarter ending on and after September 30, 2023).
We were in compliance with these covenants as of March 31, 2024.
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
Foreign Facility
In the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). China Credit Facility was renewed in the quarter ended December 31, 2023, with availability of approximately $11.3 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had no outstanding borrowings under the China Credit Facility as of March 31, 2024 and December 31, 2023. At March 31, 2024, we had $11.1 million (denominated in the local currency and this amount varies based on the currency conversion rate) of availability under the China Credit Facility.
Cash Paid for Interest
For the three months ended March 31, 2024 and 2023, cash payments for interest were $2.9 million and $3.2 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		March 31, 2024			December 31, 2023
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,448	$(5,838)	$5,610	$11,485	$(5,758)	$5,727
Customer relationships	14 years	6,528	(4,613)	1,915	14,132	(10,071)	4,061
Technical know-how	5 years	9,790	(8,892)	898	9,790	(8,403)	1,387
Covenant not to compete	5 years	330	(300)	30	330	(283)	47
		$28,096	$(19,643)	$8,453	$35,737	$(24,515)	$11,222

The aggregate intangible asset amortization expense was $0.8 million for the three months ended March 31, 2024 and 2023.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of March 31, 2024, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$3,573	$—	$3,573	$—	$1,318	$—	$1,318	$—
Interest rate swap agreement	$1,884	$—	$1,884	$—	$1,073	$—	$1,073	$—
Liabilities:
Foreign exchange contract not designated as hedging instruments	$513	$—	$513	$—	$304	$—	$304	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2024		December 31, 2023
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$70,607	$72,435	$56,741	$58,094
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$17,800	$18,442	$16,608	$16,806

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		March 31, 2024	December 31, 2023
Foreign exchange contract designated as hedging instruments	Other current assets	$3,244	$1,179
Foreign exchange contract designated as hedging instruments	Other assets, net	$329	$139
Interest rate swap agreement	Other assets, net	$1,884	$1,073

	Derivative Liability
	Balance Sheet Location	Fair Value
		March 31, 2024	December 31, 2023
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$470	$304
Foreign exchange contracts not designated as hedging instruments	Other long-term liabilities	$43	$—

	Derivative Equity
	Balance Sheet Location	Fair Value
		March 31, 2024	December 31, 2023
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive loss	$2,997	$1,354
Interest rate swap agreements	Accumulated other comprehensive loss	$3,874	$3,484

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2024	2023
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$89	$451
Interest rate swap agreement	Interest expense	$416	$265
Interest rate swap agreement settled in 2022	Interest expense	$189	$189
Foreign exchange contracts	Other (income) expense	$(206)	$469
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
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$138,236	$136,335	$141,514	$139,213
Revolving credit facility	$17,500	$17,500	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $16.4 million and long-term debt of $139.3 million as of March 31, 2024 and current portion of long-term debt of $15.3 million and long-term debt of $126.2 million as of December 31, 2023.

7. Leases
The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,675	$2,348
Finance lease cost	34	47
Short-term lease cost	931	1,931
Total lease expense	$3,640	$4,326

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2024	December 31, 2023
Operating Leases
Right-of-use assets, net	Other assets, net	$30,732	$31,165

Current liabilities	Accrued liabilities and other	7,044	7,502
Non-current liabilities	Other long-term liabilities	24,271	24,417
Total operating lease liabilities		$31,315	$31,919

Finance Leases
Right-of-use assets, net	Other assets, net	$173	$205

Current liabilities	Accrued liabilities and other	100	108
Non-current liabilities	Other long-term liabilities	84	107
Total finance lease liabilities		$184	$215

Cash payments on operating leases were $2.7 million for the three months ended March 31, 2024 and 2023.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2024	$7,662	$84	$7,746
2025	9,545	78	9,623
2026	7,438	30	7,468
2027	4,491	7	4,498
2028	3,008	—	3,008
Thereafter	15,993	—	15,993
Total lease payments	$48,137	$199	$48,336
Less: Imputed interest	(16,822)	(15)	(16,837)
Present value of lease liabilities	$31,315	$184	$31,499
8. Income Taxes
For three months ended March 31, 2024, we recorded a $1.2 million tax provision, or 28% effective tax rate for the period, compared to a $3.3 million, or 27% effective tax rate for the three months ended March 31, 2023. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2024 could be different from the forecasted amount used to estimate the income tax expense for the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, cash paid for taxes, net of refunds received, were $1.9 million and $2.0 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended March 31,
	2024	2023
Interest cost	$349	$347
Expected return on plan assets	(317)	(295)
Amortization of prior service cost	13	12
Recognized actuarial loss	200	185
Net cost	$245	$249

Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2023	$1,901
New grants	—
Forfeitures	—
Adjustments	11
Payments	(324)
Adjusted Award Value at March 31, 2024	$1,588
Unrecognized compensation expense was $4.2 million and $5.0 million as of March 31, 2024 and 2023, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of March 31, 2024, there was approximately $7.8 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.

A summary of the status of our restricted stock awards as of March 31, 2024 and changes during the three months ended March 31, 2024, are presented below:

	2024
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2023	591	$7.66
Granted	—	—
Vested	(5)	9.94
Forfeited	(27)	6.88
Nonvested - March 31, 2024	559	$7.67
As of March 31, 2024, a total of 2.0 million shares were available for future grants from the shares authorized for award under our 2020 Equity Incentive Plan, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,325,973 and 33,322,535 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2024 and December 31, 2023.
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
Diluted earnings per share for the three months ended March 31, 2024 and 2023 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2024	2023
Net income	$2,939	$8,700
Weighted average number of common shares outstanding (in '000s)	33,325	32,868
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	78	314
Dilutive shares outstanding	33,403	33,182
Basic earnings per share	$0.09	$0.26
Diluted earnings per share	$0.09	$0.26

There were 408 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 134 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(2,559)	(712)	2,726	(545)
Amounts reclassified into earnings	—	245	(694)	(449)
Balance - March 31, 2024	$(25,786)	$(12,363)	$6,871	$(31,278)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	2,557	(109)	(905)	1,543
Amounts reclassified into earnings	—	249	2,248	2,497
Balance - March 31, 2023	$(22,254)	$(11,372)	$6,116	$(27,510)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2024
	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(2,559)	$—	$(2,559)
Net actuarial gain and prior service credit	(713)	1	(712)
Derivative instruments	3,748	(1,022)	2,726
Net unrealized gain (loss)	476	(1,021)	(545)
Amounts reclassified into earnings:
Actuarial loss and prior service cost	245	—	245
Derivative instruments	(875)	181	(694)
Net realized gain (loss)	$(630)	$181	$(449)
Total other comprehensive income (loss)	$(154)	$(840)	$(994)

	Three Months Ended March 31, 2023
	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$2,557	$—	$2,557
Net actuarial gain and prior service credit	(112)	3	(109)
Derivative instruments	(1,222)	317	(905)
Net unrealized gain (loss)	1,223	320	1,543
Amounts reclassified into earnings:
Actuarial loss and prior service cost	249	—	249
Derivative instruments	3,037	(789)	2,248
Net realized gain (loss)	$3,286	$(789)	$2,497
Total other comprehensive income (loss)	$4,509	$(469)	$4,040

As of March 31, 2024, the Company estimates that net pre-tax derivative gains of $5.5 million included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program includes aligning cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2023	$128	$—	$—	$—	$983	$1,111
New charges	533	1,090	34	75	164	1,896
Payments and other adjustments	(533)	(1,090)	(34)	(75)	(540)	(2,272)
March 31, 2024	$128	$—	$—	$—	$607	$735

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2022	$(5)	$—	$—	$458	$—	$453
New charges	83	8	—	622	—	713
Payments and other adjustments	(78)	(8)	—	(369)	—	(455)
March 31, 2023	$—	$—	$—	$711	$—	$711
Of the $1.9 million costs incurred in the three months ended March 31, 2024 for restructuring, $1.5 million related to headcount reductions and $0.4 million related to facility exit and other; $1.7 million were recorded in cost of revenue and $0.2 million were recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2024, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2024 and 2023, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended March 31, 2024 and December 31, 2023, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
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
The following presents a summary of the warranty provision for the three months ended March 31, 2024:

Balance - December 31, 2023	$1,458
Provision for warranty claims	362
Deduction for payments made and other adjustments	(494)
Balance - March 31, 2024	$1,326

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

Total
Remainder of 2024	$12,031
2025	$19,687
2026	$24,063
2027	$100,000
2028	$—
Thereafter	$—

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended March 31, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$137,910	$55,795	$34,061	$4,302	$—	$232,068
Gross profit	16,229	4,553	6,439	(556)	—	26,665
Selling, general & administrative expenses	5,877	2,542	1,907	1,439	8,328	20,093
Operating income (loss)	$10,352	$2,011	$4,532	$(1,995)	$(8,328)	$6,572

	Three Months Ended March 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$160,584	$54,749	$37,629	$9,747	$—	$262,709
Gross profit	19,471	8,297	7,227	214	—	35,209
Selling, general & administrative expenses	6,077	2,227	1,650	1,076	9,535	20,565
Operating income (loss)	$13,394	$6,070	$5,577	$(862)	$(9,535)	$14,644
17. Other Financial Information
Items reported in inventories consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$98,174	$98,371
Work in process	12,135	12,855
Finished goods	17,145	16,856
Inventories	$127,454	$128,082

Items reported in property, plant, and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Land and buildings	$34,257	$34,072
Machinery and equipment	220,709	220,901
Construction in progress	7,318	6,536
Property, plant, and equipment, gross	262,284	261,509
Less accumulated depreciation	(188,419)	(188,041)
Property, plant and equipment, net	$73,865	$73,468

Items reported in accrued expenses and other liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Compensation and benefits	$17,925	$23,659
Operating lease liabilities	7,044	7,502
Taxes payable	6,163	5,018
Accrued freight	2,716	2,679
Accrued legal and professional fees	2,015	1,535
Warranty costs	1,326	1,458
Other	10,969	10,711
Accrued liabilities and other	$48,158	$52,562

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

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
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck markets, many construction vehicle OEMs and top e-commerce retailers
Key Developments

During the year ended December 31, 2023, management approved restructuring programs to align the Company’s cost structure to support margin expansion. The programs include workforce reductions and footprint optimization across segments. We incurred $1.9 million expense during the three months ended March 31, 2024 related to these programs.

Consolidated Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$232,068	$262,709	$(30,641)	(11.7)%
Gross profit	26,665	35,209	(8,544)	(24.3)
Selling, general and administrative expenses	20,093	20,565	(472)	(2.3)
Other expense (income)	212	(202)	414	NM1
Interest expense	2,251	2,890	(639)	(22.1)
Provision for income taxes	1,170	3,256	(2,086)	(64.1)
Net income	2,939	8,700	(5,761)	(66.2)
1.Not meaningful

Revenues. The decrease in consolidated revenues resulted from:

•a $21.6 million, or 10.0%, decrease in OEM and other revenues;
•a $3.6 million, or 9.5%, decrease in aftermarket and OES sales; and
•a $5.4 million, or 55.9%, decrease in industrial automation sales.

The decrease in revenues of 11.7% is due primarily to a softening in customer demand, the wind-down of certain programs in our Vehicle Solutions segment, and a further decline in our Industrial Automation and Aftermarket segments, partially offset by increased pricing in our Electrical Systems segment.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $8.5 million decrease in gross profit is primarily attributable to the impact of lower sales volumes partially offset by increased pricing. Cost of revenues decreased $22.1 million, or 9.7%, as a result of a decrease in raw material and purchased component costs of $22.9 million, or 15.5%, offset by an increase in labor and overhead expenses of $0.8 million, or 0.9%. As a percentage of revenues, gross profit margin was 11.5% for the three months ended March 31, 2024 compared to 13.4% for the three months ended March 31, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $0.5 million compared to the three months ended March 31, 2023, primarily as a result of reduced incentive compensation expense, partially offset by an increase in salary expense during the 2024 period. As a percentage of revenues, SG&A expense was 8.7% for the three months ended March 31, 2024 compared to 7.8% for the three months ended March 31, 2023.
Other Expense. Other expenses increased $0.4 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due primarily to an unfavorable change in the fair value of foreign currency forward exchange contracts.

Interest Expense. Interest associated with our debt was $2.3 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in interest expense primarily related to lower average debt balances and lower interest rates on variable rate debt during the respective comparative periods.
Provision for Income Taxes. Income tax expense of $1.2 million and $3.3 million was recorded for the three months ended March 31, 2024 and 2023, respectively. The period over period change in income tax was primarily attributable to a $7.8 million decrease in pre-tax income versus the prior year period.
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

Net Income. Net income was $2.9 million for the three months ended March 31, 2024 compared to $8.7 million for the three months ended March 31, 2023. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended March 31 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$137,910	$160,584	$(22,674)	(14.1)%
Gross profit	16,229	19,471	(3,242)	(16.7)
Selling, general & administrative expenses	5,877	6,077	(200)	(3.3)
Operating income	10,352	13,394	(3,042)	(22.7)

Revenues. The decrease in Vehicle Solutions Segment revenues of $22.7 million was primarily driven by a lower customer demand and the wind-down of certain programs.
Gross Profit. The decrease in gross profit of $3.2 million was primarily attributable to lower customer demand and increased freight offset by a decrease in cost of revenues driven by a decrease in raw material and purchased component costs of $15.6 million, or 16.4%, and a decrease in labor and overhead expenses of $3.8 million, or 8.4%.

As a percentage of revenues, gross profit margin was 11.8% for the three months ended March 31, 2024 compared to 12.1% for the three months ended March 31, 2023. The decrease in gross profit margin was primarily due to lower customer demand and increased freight. The three months ended March 31, 2024 results include charges of $0.5 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Electrical Systems Segment Results
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The table below sets forth certain Electrical Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$55,795	$54,749	$1,046	1.9%
Gross profit	4,553	8,297	(3,744)	(45.1)
Selling, general & administrative expenses	2,542	2,227	315	14.1
Operating income	2,011	6,070	(4,059)	(66.9)

Revenues. The increase in Electrical Systems Segment revenues of $1.0 million primarily resulted from increased pricing to offset material cost pass-through and labor inflationary items.

Gross Profit. The decrease in gross profit of $3.7 million is primarily attributable to restructuring activities, labor inflation and unfavorable foreign exchange impacts, partially offset by increased pricing to offset material cost through and labor inflationary items. Cost of revenues increase was driven by an increase in labor and overhead expenses of $5.1 million, or 24.5%; partially offset by a decrease in raw material and purchased component costs of $0.3 million, or 1.3%.

As a percentage of revenues, gross profit margin was 8.2% for the three months ended March 31, 2024 compared to 15.2% for the three months ended March 31, 2023. The decrease in gross profit margin was primarily due to restructuring activities, labor inflation, and unfavorable foreign exchange impacts. The three months ended March 31, 2024 results include charges of $1.1 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Aftermarket & Accessories Segment Results
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended March 31 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$34,061	$37,629	$(3,568)	(9.5)%
Gross profit	6,439	7,227	(788)	(10.9)
Selling, general & administrative expenses	1,907	1,650	257	15.6
Operating income	4,532	5,577	(1,045)	(18.7)
Revenues. The decrease in Aftermarket & Accessories Segment revenues of $3.6 million primarily resulted from lower sales volume due to decreased customer demand and the reduction of backlog in the prior period.

Gross Profit. The decrease in gross profit is primarily attributable to lower sales volume. Cost of revenues decreased in line with the sales decrease of 9.5%, driven by a decrease in raw material and purchased component costs of $2.7 million, or 13.6%; and a decrease in labor and overhead expenses of $0.1 million, or 1.1%.

As a percentage of revenues, gross profit margin was 18.9% for the three months ended March 31, 2024 compared to 19.2% for the three months ended March 31, 2023. The decrease in gross profit margin was primarily due to lower sales volume and product mix.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Industrial Automation Segment Results
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The table below sets forth certain Industrial Automation Segment operating data for the three months ended March 31 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$4,302	$9,747	$(5,445)	(55.9)%
Gross profit	(556)	214	(770)	NM1
Selling, general & administrative expenses	1,439	1,076	363	33.7
Operating loss	(1,995)	(862)	(1,133)	131.4
1.Not meaningful
Revenues. The decrease in Industrial Automation Segment revenues of $5.4 million primarily resulted from lower sales volume due to decreased customer demand.
Gross Profit. The decrease in gross profit of $0.8 million was primarily attributable to lower sales volume. Cost of revenues decreased in line with the sales decrease of 55.9%, driven by a decrease in raw material and purchased component costs of $4.2 million, or 62.2%; and a decrease in labor and overhead expenses of $0.4 million, or 15.8%.
As a percentage of revenues, gross profit margin was (12.9)% for the three months ended March 31, 2024 compared to 2.2% for the three months ended March 31, 2023. The decrease in gross profit margin is primarily due to the previously noted lower sales volume. The three months ended March 31, 2024 results include charges of $0.1 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily attributable to investment in new product development.

Liquidity and Capital Resources
As of March 31, 2024, the Company had total liquidity of $189.3 million, including $46.8 million of cash and $142.5 million of availability from its U.S. and China credit facilities.

Our primary sources of liquidity as of March 31, 2024 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of March 31, 2024, we had outstanding letters of credit of $1.1 million and borrowing availability of $142.5 million from our U.S. and China credit facilities.

As of March 31, 2024, cash of $46.8 million was held by foreign subsidiaries. The Company had a $0.5 million deferred tax liability as of March 31, 2024 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

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

Sources and Uses of Cash

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash (used in) provided by operating activities	$(2,356)	$58
Net cash used in investing activities	(1,859)	(3,321)
Net cash provided by financing activities	14,176	12,377
Effect of currency exchange rate changes on cash	(993)	545
Net increase in cash	$8,968	$9,659
Operating activities. For the three months ended March 31, 2024, net cash used in operating activities was $2.4 million compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2023. Net cash used in operating activities is primarily attributable to a smaller increase in working capital offset by the decrease in net income from the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Investing activities. For the three months ended March 31, 2024, net cash used in investing activities of $1.9 million compared to $3.3 million for the three months ended March 31, 2023 was mainly due to an increase in capital expenditures, offset by $3.2 million proceeds from sale of the Company's FinishTEK business during the quarter. In 2024, we expect capital expenditures to be in the range of $25 million to $30 million.
Financing activities. For the three months ended March 31, 2024, net cash provided by financing activities was $14.2 million compared to $12.4 million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 is attributable to borrowings under the revolving credit facility to fund the working capital increase.

Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2023 Form 10-K.
Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. At March 31, 2024, there have been no material changes to our critical accounting estimates from those disclosed in our 2023 Form 10-K.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K. As of March 31, 2024, there have been no material changes in our exposure to market risk from those disclosed in our 2023 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended March 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, the risk factors discussed in "Risk Factors" and other risks discussed in our 2023 Form 10-K and our filings with the SEC since December 31, 2023. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2024 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the three months ended March 31, 2024.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 6, 2024	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2024	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)