Form 10-Q
period 2024-06-30
Commercial Vehicle Group, Inc.
filed 2024-08-05
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 5, 2024 was 34,501,771 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands, except per share amounts)
Revenues	$229,906	$262,194	$461,974	$524,903
Cost of revenues	208,927	223,793	414,330	451,293
Gross profit	20,979	38,401	47,644	73,610
Selling, general and administrative expenses	20,219	22,457	40,312	43,022
Operating income	760	15,944	7,332	30,588
Other expense	207	307	419	105
Interest expense	2,488	2,804	4,739	5,694
Income (loss) before provision for income taxes	(1,935)	12,833	2,174	24,789
Provision (benefit) for income taxes	(334)	2,693	836	5,949
Net income (loss)	$(1,601)	$10,140	$1,338	$18,840
Earnings (loss) per Common Share:
Basic	$(0.05)	$0.31	$0.04	$0.57
Diluted	$(0.05)	$0.30	$0.04	$0.57
Weighted average shares outstanding:
Basic	33,393	33,051	33,359	32,960
Diluted	33,393	33,429	33,834	33,312
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands)
Net income (loss)	$(1,601)	$10,140	$1,338	$18,840
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(1,297)	(1,051)	(3,856)	1,506
Minimum pension liability, net of tax	(391)	(147)	(858)	(7)
Derivative instruments, net of tax	(3,975)	1,298	(1,943)	2,641
Other comprehensive income (loss)	(5,663)	100	(6,657)	4,140
Comprehensive income (loss)	$(7,264)	$10,240	$(5,319)	$22,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$39,341	$37,848
Accounts receivable, net of allowances of $177 and $208, respectively	138,689	133,949
Inventories	132,556	128,082
Other current assets	35,634	27,863
Total current assets	346,220	327,742
Property, plant and equipment, net	75,530	73,468
Intangible assets, net	7,743	11,222
Deferred income taxes	34,158	33,568
Other assets, net	39,545	37,214
Total assets	$503,196	$483,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,810	$77,314
Accrued liabilities and other	49,557	52,562
Current portion of long-term debt and short-term debt	17,500	15,313
Total current liabilities	167,867	145,189
Long-term debt	124,458	126,201
Pension and other post-retirement benefits	9,593	9,196
Other long-term liabilities	31,671	29,696
Total liabilities	333,589	310,282
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,443,964 and 33,322,535 shares issued and outstanding respectively)	334	333
Treasury stock, at cost: 2,139,458 and 2,134,604 shares, respectively	(16,170)	(16,150)
Additional paid-in capital	267,230	265,217
Retained deficit	(44,846)	(46,184)
Accumulated other comprehensive loss	(36,941)	(30,284)
Total stockholders’ equity	169,607	172,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$503,196	$483,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,338	$18,840
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	8,974	8,673
Noncash amortization of debt financing costs	151	151
Pension cash reversion	—	2,942
Share-based compensation expense	2,013	1,526
Deferred income taxes	121	201
Non-cash loss (income) on derivative contracts	(475)	(689)
Change in other operating items:
Accounts receivable	(5,555)	(20,501)
Inventories	(5,456)	11,408
Prepaid expenses	(3,688)	(2,292)
Accounts payable	24,414	(15,672)
Other operating activities, net	(11,605)	6,935
Net cash provided by operating activities	10,232	11,522
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,266)	(9,179)
Proceeds from sale of business	3,200	—
Net cash used in investing activities	(8,066)	(9,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan facility	(6,563)	(4,375)
Borrowings under revolving credit facility	24,500	20,000
Repayment of revolving credit facility	(17,500)	(11,000)
Surrender of shares to pay withholding taxes	(20)	(788)
Other financing activities	(62)	4,056
Net cash provided by financing activities	355	7,893
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,028)	380
NET INCREASE IN CASH	1,493	10,616

CASH:
Beginning of period	37,848	31,825
End of period	$39,341	$42,441
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Share-based compensation expense	164,616	2	(764)	1,771	—	—	1,009
Total comprehensive income	—	—	—	—	8,700	4,040	12,740
Balance - March 31, 2023	32,991,468	$330	$(15,278)	$263,142	$(86,895)	$(27,510)	$133,789
Share-based compensation expense	101,524	—	(24)	(245)	—	—	(269)
Total comprehensive income	—	—	—	—	10,140	100	10,240
Balance - June 30, 2023	33,092,992	$330	$(15,302)	$262,897	$(76,755)	$(27,410)	$143,760

Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Share-based compensation expense	3,438	—	(2)	664	—	—	662
Total comprehensive income (loss)	—	—	—	—	2,939	(994)	1,945
Balance - March 31, 2024	33,325,973	$333	$(16,152)	$265,881	$(43,245)	$(31,278)	$175,539
Share-based compensation expense	117,991	1	(18)	1,349	—	—	1,332
Total comprehensive loss	—	—	—	—	(1,601)	(5,663)	(7,264)
Balance - June 30, 2024	33,443,964	$334	$(16,170)	$267,230	$(44,846)	$(36,941)	$169,607
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $138.7 million as of June 30, 2024 and $133.9 million as of December 31, 2023. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended June 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$66,239	$—	$15,465	$—	$81,704
Electrical wire harnesses, panels and assemblies	699	50,152	3,487	4,752	59,090
Plastic & Trim components	42,142	—	2,186	—	44,328
Industrial Automation	—	—	—	238	238
Cab structures	30,624	—	629	—	31,253
Mirrors, wipers and controls	1,200	—	12,093	—	13,293
Total	$140,904	$50,152	$33,860	$4,990	$229,906

	Three Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$70,895	$—	$18,714	$—	$89,609
Electrical wire harnesses, panels and assemblies	—	63,625	3,983	7,567	75,175
Plastic & Trim components	48,528	—	1,473	—	50,001
Industrial Automation	—	—	—	1,443	1,443
Cab structures	31,815	—	567	—	32,382
Mirrors, wipers and controls	1,492	—	12,092	—	13,584
Total	$152,730	$63,625	$36,829	$9,010	$262,194

	Six Months Ended June 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$129,693	$—	$32,279	$—	$161,972
Electrical wire harnesses, panels and assemblies	1,229	105,947	6,418	9,034	122,628
Plastic & Trim components	82,008	—	3,975	—	85,983
Industrial Automation	—	—	—	258	258
Cab structures	63,325	—	1,067	—	64,392
Mirrors, wipers and controls	2,559	—	24,182	—	26,741
Total	$278,814	$105,947	$67,921	$9,292	$461,974

	Six Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Total
Seats	$147,886	$—	$37,878	$—	$185,764
Electrical wire harnesses, panels and assemblies	—	118,373	7,769	9,845	135,987
Plastic & Trim components	94,951	—	4,346	—	99,297
Industrial Automation	—	—	—	8,912	8,912
Cab structures	65,718	—	1,565	—	67,283
Mirrors, wipers and controls	4,760	—	22,900	—	27,660
Total	$313,315	$118,373	$74,458	$18,757	$524,903

4. Debt
Debt consisted of the following:

	June 30, 2024	December 31, 2023
Term loan facility	$135,000	$141,563
Revolving credit facility	7,000	—
Unamortized issuance costs	(42)	(49)
	$141,958	$141,514
Less: current portion of long-term debt	(17,500)	(15,313)
Total long-term debt, net of current portion	$124,458	$126,201
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

On July 30, 2024, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment No. 3, which amends the Credit Agreement. Amendment No.3 amends the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries.

At June 30, 2024, we had $7.0 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $141.9 million. Combined with availability under our China Credit Facility (described below) of approximately $11.0 million, total consolidated availability was $152.9 million at June 30, 2024. The unamortized deferred financing fees associated with the Revolving Credit Facility of $0.8 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2023, we had no borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.2 million.
Covenants and other terms
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.00:1.0.

We were in compliance with these covenants as of June 30, 2024.
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

Foreign Facility
During the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). The China Credit Facility was renewed during the quarter ended December 31, 2023, with availability of approximately $11.3 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had no outstanding borrowings under the China Credit Facility as of June 30, 2024 and December 31, 2023. At June 30, 2024, we had $11.0 million (denominated in the local currency and this amount varies based on the currency conversion rate) of availability under the China Credit Facility.

Cash Paid for Interest
For the six months ended June 30, 2024 and 2023, cash payments for interest were $6.0 million and $6.6 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		June 30, 2024			December 31, 2023
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	22 years	$11,467	$(5,942)	$5,525	$11,485	$(5,758)	$5,727
Customer relationships	14 years	6,526	(4,730)	1,796	14,132	(10,071)	4,061
Technical know-how	5 years	9,790	(9,382)	408	9,790	(8,403)	1,387
Covenant not to compete	5 years	330	(316)	14	330	(283)	47
		$28,113	$(20,370)	$7,743	$35,737	$(24,515)	$11,222

The aggregate intangible asset amortization expense was $0.7 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. The aggregate intangible asset amortization expense was $1.5 million and $1.7 million for the six months ended June 30, 2024 and 2023 respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of June 30, 2024, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$151	$—	$151	$—	$1,318	$—	$1,318	$—
Interest rate swap agreement	$1,889	$—	$1,889	$—	$1,073	$—	$1,073	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$1,704	$—	$1,704	$—	$—	$—	$—	$—
Foreign exchange contract not designated as hedging instruments	$216	$—	$216	$—	$304	$—	$304	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2024		December 31, 2023
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$83,055	$85,424	$56,741	$58,094
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$13,655	$14,197	$16,608	$16,806

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		June 30, 2024	December 31, 2023
Foreign exchange contract designated as hedging instruments	Other current assets	$120	$1,179
Foreign exchange contract designated as hedging instruments	Other assets, net	$31	$139
Interest rate swap agreement	Other assets, net	$1,889	$1,073

	Derivative Liability
	Balance Sheet Location	Fair Value
		June 30, 2024	December 31, 2023
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$1,548	$—
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$156	$—
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$213	$304
Foreign exchange contracts not designated as hedging instruments	Other long-term liabilities	$3	$—

	Derivative Equity
	Balance Sheet Location	Fair Value
		June 30, 2024	December 31, 2023
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive loss	$(796)	$1,354
Interest rate swap agreements	Accumulated other comprehensive loss	$3,692	$3,484

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$513	$1,242	$602	$1,693
Interest rate swap agreement	Interest expense	$403	$365	$819	$630
Interest rate swap agreement settled in 2022	Interest expense	$188	$188	$377	$377
Foreign exchange contracts	Other (income) expense	$304	$(157)	$98	$312
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

Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$134,958	$133,946	$141,514	$139,213
Revolving credit facility	$7,000	$7,000	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $17.5 million and long-term debt of $117.5 million as of June 30, 2024 and current portion of long-term debt of $15.3 million and long-term debt of $126.2 million as of December 31, 2023.

7. Leases
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,842	$2,373	$5,517	$4,721
Finance lease cost	31	41	65	88
Short-term lease cost	1,264	1,994	2,195	3,925
Total lease expense	$4,137	$4,408	$7,777	$8,734

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2024	December 31, 2023
Operating Leases
Right-of-use assets, net	Other assets, net	$32,368	$31,165

Current liabilities	Accrued liabilities and other	7,434	7,502
Non-current liabilities	Other long-term liabilities	25,726	24,417
Total operating lease liabilities		$33,160	$31,919

Finance Leases
Right-of-use assets, net	Other assets, net	$144	$205

Current liabilities	Accrued liabilities and other	94	108
Non-current liabilities	Other long-term liabilities	60	107
Total finance lease liabilities		$154	$215

Cash payments on operating leases were $5.2 million and $4.7 million for the six months ended June 30, 2024 and 2023 respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2024	$5,460	$51	$5,511
2025	10,354	78	10,432
2026	8,207	30	8,237
2027	5,244	7	5,251
2028	3,770	—	3,770
Thereafter	17,883	—	17,883
Total lease payments	$50,918	$166	$51,084
Less: Imputed interest	(17,758)	(12)	(17,770)
Present value of lease liabilities	$33,160	$154	$33,314
8. Income Taxes
We recorded a $0.3 million tax benefit, or 17% effective tax rate for the three months ended June 30, 2024, and $0.8 million tax provision, or 38% effective tax rate for the six months ended June 30, 2024, compared to a $2.7 million tax provision, or 21% effective tax rate for the three months ended June 30, 2023, and $5.9 million tax provision, or 24% effective tax rate for the six months ended June 30, 2023. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2024 could be different from the forecasted amount used to estimate the income tax expense for the three and six months ended June 30, 2024.

For the six months ended June 30, 2024 and 2023, cash paid for taxes, net of refunds received, were $3.6 million and $5.9 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended June 30,
	2024	2023
Interest cost	$347	$358
Expected return on plan assets	(315)	(307)
Amortization of prior service cost	13	13
Recognized actuarial loss	199	192
Net cost	$244	$256

	Non-U.S. Pension Plan
	Six months ended June 30,
	2024	2023
Interest cost	$696	$705
Expected return on plan assets	(632)	(602)
Amortization of prior service cost	26	25
Recognized actuarial loss	399	377
Net cost	$489	$505

Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.

10. Performance Awards
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2023	$1,901
New grants	3,002
Forfeitures	(88)
Adjustments	(3,187)
Payments	(324)
Adjusted Award Value at June 30, 2024	$1,304
Unrecognized compensation expense was $2.0 million and $5.2 million as of June 30, 2024 and 2023, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of June 30, 2024, there was approximately $5.7 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of June 30, 2024 and changes during the six months ended June 30, 2024, are presented below:

	2024
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested - December 31, 2023	591	$7.66
Granted	490	6.15
Vested	(126)	9.00
Forfeited	(43)	6.92
Nonvested - June 30, 2024	912	$6.70
As of June 30, 2024, a total of 1.4 million shares were available for future grants from the shares authorized for award under our 2020 Equity Incentive Plan, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,443,964 and 33,322,535 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2024 and December 31, 2023.
Earnings (Loss) Per Share - Basic earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share presented is determined by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period as determined by the treasury stock method. Potential common shares are included in the diluted earnings per share calculation when dilutive.

Diluted earnings per share for the three and six months ended June 30, 2024 and 2023 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,601)	$10,140	$1,338	$18,840
Weighted average number of common shares outstanding (in '000s)	33,393	33,051	33,359	32,960
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	378	475	352
Dilutive shares outstanding	33,393	33,429	33,834	33,312
Basic earnings (loss) per share	$(0.05)	$0.31	$0.04	$0.57
Diluted earnings (loss) per share	$(0.05)	$0.30	$0.04	$0.57

There were 367 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2024 and no outstanding restricted shares awarded were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2023. There were 405 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2024 and 11 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2023.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(3,856)	(1,071)	(145)	(5,072)
Amounts reclassified into earnings	—	213	(1,798)	(1,585)
Balance - June 30, 2024	$(27,083)	$(12,754)	$2,896	$(36,941)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	1,506	(213)	5,341	6,634
Amounts reclassified into earnings	—	206	(2,700)	(2,494)
Balance - June 30, 2023	$(23,305)	$(11,519)	$7,414	$(27,410)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(1,297)	$—	$(1,297)	$(3,856)	$—	$(3,856)
Net actuarial gain and prior service credit	(498)	1	(497)	(1,073)	2	(1,071)
Derivative instruments	(3,880)	1,009	(2,871)	(132)	(13)	(145)
Net unrealized gain (loss)	$(5,675)	$1,010	$(4,665)	$(5,061)	$(11)	$(5,072)
Amounts reclassified into earnings:
Actuarial loss and prior service cost	$106	$—	$106	$213	$—	$213
Derivative instruments	(1,495)	391	(1,104)	(2,370)	572	(1,798)
Net realized gain (loss)	$(1,389)	$391	$(998)	$(2,157)	$572	$(1,585)
Total other comprehensive income (loss)	$(7,064)	$1,401	$(5,663)	$(7,218)	$561	$(6,657)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(1,051)	$—	$(1,051)	$1,506	$—	$1,506
Net actuarial gain and prior service credit	(250)	(2)	(252)	(214)	1	(213)
Derivative instruments	4,301	(1,208)	3,093	7,338	(1,997)	5,341
Net unrealized gain (loss)	$3,000	$(1,210)	$1,790	$8,630	$(1,996)	$6,634
Amounts reclassified into earnings:
Actuarial loss and prior service cost	$105	$—	$105	$206	$—	$206
Derivative instruments	(2,430)	635	(1,795)	(3,652)	952	(2,700)
Net realized gain (loss)	$(2,325)	$635	$(1,690)	(3,446)	952	(2,494)
Total other comprehensive income (loss)	$675	$(575)	$100	$5,184	$(1,044)	$4,140

As of June 30, 2024, the Company estimates that net pre-tax derivative gains of $0.8 million included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program includes aligning cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2023	$128	$—	$—	$—	$983	$1,111
New charges	533	1,090	34	75	164	1,896
Payments and other adjustments	(533)	(1,090)	(34)	(75)	(540)	(2,272)
March 31, 2024	$128	$—	$—	$—	$607	$735
New charges	3,236	1,379	197	116	—	4,928
Payments and other adjustments	(3,240)	(1,379)	(197)	(116)	(97)	(5,029)
June 30, 2024	$124	$—	$—	$—	$510	$634

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Industrial Automation	Corporate/Other	Total
December 31, 2022	$(5)	$—	$—	$458	$—	$453
New charges	83	8	—	622	—	713
Payments and other adjustments	(78)	(8)	—	(369)	—	(455)
March 31, 2023	$—	$—	$—	$711	$—	$711
New charges	340	—	—	378	—	718
Payments and other adjustments	(340)	—	—	(391)	—	(731)
June 30, 2023	$—	$—	$—	$698	$—	$698
Of the $4.9 million costs incurred in the three months ended June 30, 2024 for restructuring, $4.5 million related to headcount reductions and $0.4 million related to facility exit and other; $4.7 million were recorded in cost of revenue and $0.2 million were recorded in selling, general and administrative expenses.
Of the $6.8 million costs incurred in the six months ended June 30, 2024 for restructuring, $6.0 million primarily related to headcount reductions and $0.8 million related to facility exit and other; $6.4 million were recorded in cost of revenues and $0.4 million were recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2024, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2024 and 2023, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended June 30, 2024 and December 31, 2023, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
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

The following presents a summary of the warranty provision for the six months ended June 30, 2024:

Balance - December 31, 2023	$1,458
Provision for warranty claims	842
Deduction for payments made and other adjustments	(1,114)
Balance - June 30, 2024	$1,186

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

Total
Remainder of 2024	$8,750
2025	$19,687
2026	$24,063
2027	$89,500
2028	$—
Thereafter	$—

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended June 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$140,904	$50,152	$33,860	$4,990	$—	$229,906
Gross profit	11,557	3,167	6,447	(192)	—	20,979
Selling, general & administrative expenses	6,480	2,660	1,993	823	8,263	20,219
Operating income (loss)	$5,077	$507	$4,454	$(1,015)	$(8,263)	$760

	Three Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$152,730	$63,625	$36,829	$9,010	$—	$262,194
Gross profit	20,904	10,345	7,788	(636)	—	38,401
Selling, general & administrative expenses	6,769	2,686	2,262	1,425	9,315	22,457
Operating income (loss)	$14,135	$7,659	$5,526	$(2,061)	$(9,315)	$15,944

	Six Months Ended June 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$278,814	$105,947	$67,921	$9,292	$—	$461,974
Gross profit	27,785	7,721	12,886	(748)	—	47,644
Selling, general & administrative expenses	12,357	5,202	3,900	2,262	16,591	40,312
Operating income (loss)	$15,428	$2,519	$8,986	$(3,010)	$(16,591)	$7,332

	Six Months Ended June 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Industrial Automation	Corporate/Other	Total
Revenues	$313,315	$118,373	$74,458	$18,757	$—	$524,903
Gross profit	40,374	18,643	15,015	(422)	—	73,610
Selling, general & administrative expenses	12,847	4,914	3,913	2,501	18,847	43,022
Operating income (loss)	$27,527	$13,729	$11,102	$(2,923)	$(18,847)	$30,588

17. Other Financial Information
Items reported in inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$100,277	$98,371
Work in process	12,433	12,855
Finished goods	19,846	16,856
Inventories	$132,556	$128,082

Items reported in property, plant, and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Land and buildings	$34,636	$34,072
Machinery and equipment	224,842	220,901
Construction in progress	7,486	6,536
Property, plant, and equipment, gross	266,964	261,509
Less accumulated depreciation	(191,434)	(188,041)
Property, plant and equipment, net	$75,530	$73,468
Items reported in accrued expenses and other liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Compensation and benefits	$20,754	$23,659
Operating lease liabilities	7,434	7,502
Customer tooling projects	3,775	1,303
Accrued freight	3,034	2,679
Taxes payable	2,932	5,018
Accrued legal and professional fees	1,688	1,535
Warranty costs	1,186	1,458
Other	8,754	9,408
Accrued liabilities and other	$49,557	$52,562
18. Subsequent Event
On July 31, 2024, the Company and SVO, LLC ("Buyer") entered into a purchase agreement to sell its cab structures business with operations in Kings Mountain, North Carolina. Under the terms of the purchase agreement, Buyer will purchase substantially all of the assets of the Company's business of manufacturing and assembling structured products, including cabs for medium and heavy-duty vehicles, at its facility in Kings Mountain, North Carolina. The agreement is subject to the satisfaction of customary closing conditions and is expected to close in the second half of 2024. In connection with entering into the purchase agreement, the parties contemplate entering into a negotiated transition services agreement.
Pursuant to the terms of the purchase agreement, net proceeds of the transaction are expected to be $40 million, subject to adjustment for any variance of the actual value of inventory at closing from the estimated inventory value.
The majority of the proceeds from the transaction will be used for debt paydown and other general corporate purposes. Upon closing of the transaction, the Company expects to record a gain on sale in the range of $25 million to $30 million.
As a result of the proposed transaction, we expect our Kings Mountain business to be presented as a discontinued operation in the third quarter of 2024, its net assets classified as held for sale, and certain prior period amounts retrospectively revised to reflect these changes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

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

On July 31, 2024, the Company and SVO, LLC entered into a purchase agreement pursuant to sell its Cab Structures business with operations in Kings Mountain, North Carolina to a Volvo Group company, effective July 31, 2024. The net proceeds of the transaction are expected to be$40 million, with closure expected in the second half of 2024. The Company expects the majority of proceeds to be used for debt paydown and other general corporate purposes.

On July 30, 2024, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment No. 3, which amends the Credit Agreement. Amendment No.3 amends the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries.

During the quarter ended June 30, 2024, the Company announced that it has retained an investment banking firm to explore strategic alternatives for its Industrial Automation business.

During the year ended December 31, 2023 and the six months ended June 30, 2024, management approved restructuring programs to align the Company’s cost structure to support margin expansion in key focus areas. The programs include workforce reductions, footprint optimization, and fundamental reorganization initiatives that were implemented to drive efficiencies and reduce operating costs in line with our go-forward business and financial objectives. We incurred $6.8 million expense during the six months ended June 30, 2024, related to these programs.

Consolidated Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$229,906	$262,194	$(32,288)	(12.3)%
Gross profit	20,979	38,401	(17,422)	(45.4)
Selling, general and administrative expenses	20,219	22,457	(2,238)	(10.0)
Interest expense	2,488	2,804	(316)	(11.3)
Provision (benefit) for income taxes	(334)	2,693	(3,027)	NM1
Net income (loss)	(1,601)	10,140	(11,741)	NM1
1.Not meaningful

Revenues. The decrease in consolidated revenues resulted from:

•a $25.3 million, or 11.7%, decrease in OEM and other revenues;
•a $3.0 million, or 8.1%, decrease in aftermarket and OES sales; and
•a $4.0 million, or 44.6%, decrease in industrial automation sales.

The decrease in revenues of 12.3% is due primarily to a softening in customer demand in our Electrical Systems and Vehicle Solutions segments, the wind-down of certain programs in our Vehicle Solutions segment, and a decline in our Industrial Automation and Aftermarket segments.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $17.4 million decrease in gross profit is primarily attributable to the impact of lower sales volumes, unfavorable mix and increased restructuring charges. Cost of revenues decreased $14.9 million, or 6.6%, as a result of a decrease in raw material and purchased component costs of $16.3 million, or 11.4%, offset by an increase in labor and overhead expenses of $1.4 million, or 1.7%. As a percentage of revenues, gross profit margin was 9.1% for the three months ended June 30, 2024 compared to 14.6% for the three months ended June 30, 2023. The three months ended June 30, 2024 results include charges of $4.7 million associated with restructuring programs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $2.2 million compared to the three months ended June 30, 2023, primarily as a result of reduced incentive compensation expense, partially offset by an increase in salary expense and consulting spend during the 2024 period. As a percentage of revenues, SG&A expense was 8.8% for the three months ended June 30, 2024 compared to 8.6% for the three months ended June 30, 2023. The three months ended June 30, 2024 results include charges of $0.2 million associated with restructuring programs.

Interest Expense. Interest associated with our debt was $2.5 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in interest expense primarily related to lower average debt balances offset by higher interest rates on variable rate debt during the respective comparative periods.

Provision for Income Taxes. Income tax benefit of $0.3 million was recorded for the three months ended June 30, 2024 compared to an income tax expense of $2.7 million recorded for the three months ended June 30, 2023. The period over period change in income tax was primarily attributable to a $14.8 million decrease in pre-tax income versus the prior year period.

Net Loss. Net loss was $1.6 million for the three months ended June 30, 2024 compared to net income of $10.1 million for the three months ended June 30, 2023. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended June 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$140,904	$152,730	$(11,826)	(7.7)%
Gross profit	11,557	20,904	(9,347)	(44.7)
Selling, general & administrative expenses	6,480	6,769	(289)	(4.3)
Operating income	5,077	14,135	(9,058)	(64.1)

Revenues. The decrease in Vehicle Solutions Segment revenues of $11.8 million was primarily driven by a lower customer demand and the wind-down of certain programs.
Gross Profit. The decrease in gross profit of $9.3 million was primarily attributable to lower customer demand, operational remediation investments and increased freight offset by a decrease in cost of revenues. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $2.2 million, or 2.5%, and a decrease in labor and overhead expenses of $0.3 million, or 0.7%.

As a percentage of revenues, gross profit margin was 8.2% for the three months ended June 30, 2024 compared to 13.7% for the three months ended June 30, 2023. The decrease in gross profit margin was primarily due to lower customer demand, restructuring activities and increased freight costs. The three months ended June 30, 2024 results include charges of $3.0 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The three months ended June 30, 2024 results include charges of $0.3 million associated with the restructuring program.
Electrical Systems Segment Results
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The table below sets forth certain Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$50,152	$63,625	$(13,473)	(21.2)%
Gross profit	3,167	10,345	(7,178)	(69.4)
Selling, general & administrative expenses	2,660	2,686	(26)	(1.0)
Operating income	507	7,659	(7,152)	(93.4)

Revenues. The decrease in Electrical Systems Segment revenues of $13.5 million primarily resulted from a global softening in the Construction & Agriculture end-markets and phase out of certain lower margin business.

Gross Profit. The decrease in gross profit of $7.2 million is primarily attributable to lower customer demand, restructuring activities, labor inflation and unfavorable foreign exchange impacts. Cost of revenues decrease was driven by a decrease in raw material and purchased component costs of $7.1 million, or 22.8%; partially offset by an increase in labor and overhead expenses of $0.8 million, or 3.5%.

As a percentage of revenues, gross profit margin was 6.3% for the three months ended June 30, 2024 compared to 16.3% for the three months ended June 30, 2023. The decrease in gross profit margin was primarily due to lower customer demand, restructuring costs, labor inflation, and unfavorable foreign exchange impacts. The three months ended June 30, 2024 results include charges of $1.4 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses remained flat within the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Aftermarket & Accessories Segment Results
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended June 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$33,860	$36,829	$(2,969)	(8.1)%
Gross profit	6,447	7,788	(1,341)	(17.2)
Selling, general & administrative expenses	1,993	2,262	(269)	(11.9)
Operating income	4,454	5,526	(1,072)	(19.4)
Revenues. The decrease in Aftermarket & Accessories Segment revenues of $3.0 million primarily resulted from lower sales volume due to decreased customer demand and the reduction of backlog in the prior period.

Gross Profit. The decrease in gross profit of $1.3 million is primarily attributable to lower sales volume. Cost of revenues decreased in line with the sales decrease of 8.1%, driven by a decrease in raw material and purchased component costs of $2.6 million, or 14.3%; offset by an increase in labor and overhead expenses of $1.0 million, or 9.1%.

As a percentage of revenues, gross profit margin was 19.0% for the three months ended June 30, 2024 compared to 21.1% for the three months ended June 30, 2023. The decrease in gross profit margin was primarily due to lower sales volumes, product mix and higher labor and benefit costs. The three months ended June 30, 2024 results include charges of $0.2 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Industrial Automation Segment Results
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The table below sets forth certain Industrial Automation Segment operating data for the three months ended June 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$4,990	$9,010	$(4,020)	(44.6)%
Gross profit (loss)	(192)	(636)	444	(69.8)
Selling, general & administrative expenses	823	1,425	(602)	(42.2)
Operating loss	(1,015)	(2,061)	1,046	(50.8)

Revenues. The decrease in Industrial Automation Segment revenues of $4.0 million primarily resulted from lower sales volume due to decreased customer demand.

Gross Loss. The decrease in negative gross profit of $0.4 million was primarily attributable to benefits from restructuring programs implemented in 2023. Cost of revenues decreased in line with the sales decrease of 44.6%, driven by a decrease in raw material and purchased component costs of $4.4 million, or 58.0%; and a decrease in labor and overhead expenses of $0.1 million, or 4.6%.

As a percentage of revenues, negative gross profit margin was 3.8% for the three months ended June 30, 2024 compared to 7.1% for the three months ended June 30, 2023. The decrease in negative gross profit margin is primarily due to benefits from restructuring programs implemented in 2023. The three months ended June 30, 2024 results include charges of $0.1 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily attributable to restructuring the business to be in line with decreased demand.

Consolidated Results of Operations

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The table below sets forth certain consolidated operating data for the six months ended June 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$461,974	$524,903	$(62,929)	(12.0)%
Gross profit	47,644	73,610	(25,966)	(35.3)
Selling, general and administrative expenses	40,312	43,022	(2,710)	(6.3)
Interest expense	4,739	5,694	(955)	(16.8)
Provision for income taxes	836	5,949	(5,113)	(85.9)
Net income	1,338	18,840	(17,502)	(92.9)
Revenues. The decrease in consolidated revenues resulted from:

•a $46.9 million, or 10.9%, decrease in OEM and other revenues;
•a $6.5 million, or 8.8%, decrease in aftermarket and OES sales; and
•a $9.5 million, or 50.5%, decrease in industrial automation sales.
The decrease in revenues of $62.9 million is primarily driven by a softening in customer demand in our Electrical Systems and Vehicle Solutions segments, the wind-down of certain programs in our Vehicle Solutions segment, and a further decline in our Industrial Automation and Aftermarket segments.
Gross Profit. The $26.0 million decrease in gross profit is primarily attributable to the impact of lower sales volumes, unfavorable mix, and increased restructuring charges. Cost of revenues decreased $37.0 million, or 8.2%, as a result of a decrease in raw material and purchased component costs of $39.1 million, or 13.5%, offset by an increase in labor and overhead expenses of $2.1 million, or 1.3%. As a percentage of revenues, gross profit margin was 10.3% for the six months ended June 30, 2024 compared to 14.0% for the six months ended June 30, 2023. The six months ended June 30, 2024 results include charges of $6.4 million associated with the restructuring programs.

Selling, General and Administrative Expenses. SG&A expenses decreased $2.7 million compared to the six months ended June 30, 2023, primarily as a result of reduced incentive compensation expense, partially offset by an increase in salary expense and consulting spend during the 2024 period. As a percentage of revenues, SG&A expense was 8.7% for the six months ended June 30, 2024 compared to 8.2% for the six months ended June 30, 2023. The six months ended June 30, 2024 results include charges of $0.4 million associated with the restructuring programs.

Interest Expense. Interest associated with our debt was $4.7 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in interest expense primarily related to lower average debt balances offset by higher interest rates on variable rate debt during the respective comparative periods.

Provision for Income Taxes. An income tax provision of $0.8 million and $5.9 million were recorded for the six months ended June 30, 2024 and 2023, respectively. The period over period change in income tax was primarily attributable to the $22.6 million decrease in pre-tax income versus the prior year period.

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

Net Income. Net income was $1.3 million for the six months ended June 30, 2024 compared to $18.8 million for the six months ended June 30, 2023. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The table below sets forth certain Vehicle Solutions Segment operating data for the six months ended June 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$278,814	$313,315	$(34,501)	(11.0)%
Gross profit	27,785	40,374	(12,589)	(31.2)
Selling, general & administrative expenses	12,357	12,847	(490)	(3.8)
Operating income	15,428	27,527	(12,099)	(44.0)

Revenues. The decrease in Vehicle Solutions Segment revenues of $34.5 million was primarily driven by a lower customer demand and the wind-down of certain programs.
Gross Profit. The decrease in gross profit of $12.6 million was primarily attributable to lower customer demand, restructuring activities and increased freight costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $17.8 million, or 9.8%; and a decrease in labor and overhead expenses of $4.1 million, or 4.5%.
As a percentage of revenues, gross profit margin was 10.0% for the six months ended June 30, 2024 compared to 12.9% for the six months ended June 30, 2023, driven by lower customer demand, restructuring activities and increased freight costs. The six months ended June 30, 2024 results include charges of $3.5 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The six months ended June 30, 2024 results include charges of $0.3 million associated with the restructuring program.
Electrical Systems Segment Results
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The table below sets forth certain Electrical Systems Segment operating data for the six months ended June 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$105,947	$118,373	$(12,426)	(10.5)%
Gross profit	7,721	18,643	(10,922)	(58.6)
Selling, general & administrative expenses	5,202	4,914	288	5.9
Operating income	2,519	13,729	(11,210)	(81.7)
Revenues. The decrease in Electrical Systems Segment revenues of $12.4 million resulted from lower customer demand and phase out of lower margin business.
Gross Profit. The decrease in gross profit of $10.9 million is primarily attributable to lower customer demand, restructuring activities, labor inflation and unfavorable foreign exchange impacts. Cost of revenues decrease was driven by a decrease in raw material and purchased component costs of $7.4 million, or 13.1%; offset by an increase in labor and overhead expenses of $5.9 million, or 13.7%.
As a percentage of revenues, gross profit margin was 7.3% for the six months ended June 30, 2024 compared to 15.7% for the six months ended June 30, 2023, driven by lower customer demand, restructuring activities, labor inflation, and unfavorable foreign exchange impacts. The six months ended June 30, 2024 results include charges of $2.5 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Aftermarket & Accessories Segment Results
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The table below sets forth certain Aftermarket & Accessories Segment operating data for the six months ended June 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$67,921	$74,458	$(6,537)	(8.8)%
Gross profit	12,886	15,015	(2,129)	(14.2)
Selling, general & administrative expenses	3,900	3,913	(13)	(0.3)
Operating income	8,986	11,102	(2,116)	(19.1)
Revenues. The decrease in Aftermarket & Accessories Segment revenues of $6.5 million primarily resulted from lower sales volume due to decreased customer demand and the reduction of backlog in the prior period.
Gross Profit. The decrease in gross profit of $2.1 million is primarily attributable to the lower sales volume. Cost of revenues decrease was driven by a decrease in raw material and purchased component costs of $5.3 million, or 13.9%, offset by an increase in labor and overhead expenses of $0.9 million, or 4.0%.
As a percentage of revenues, gross profit margin was 19.0% for the six months ended June 30, 2024 compared to 20.2% for the six months ended June 30, 2023. This was primarily due to lower sales volume, product mix, and higher labor and benefit costs. The six months ended June 30, 2024 results include charges of $0.2 million associated with the restructuring program.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2024 remained consistent with the expenses incurred in the six months ended June 30, 2023.
Industrial Automation Segment Results
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The table below sets forth certain Industrial Automation Segment operating data for the six months ended June 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$9,292	$18,757	$(9,465)	(50.5)%
Gross profit (loss)	(748)	(422)	(326)	77.3
Selling, general & administrative expenses	2,262	2,501	(239)	(9.6)
Operating (loss) income	(3,010)	(2,923)	(87)	3.0

Revenues. The decrease in Industrial Automation Segment revenues of $9.5 million primarily resulted from lower sales volume due to decreased customer demand.

Gross Loss. The increase in negative gross profit of $0.3 million is primarily attributable to lower sales volume. Cost of revenues decrease was driven by a decrease in raw material and purchased component costs of $8.6 million, or 60.0%, and a decrease in labor and overhead expenses of $0.5 million, or 10.9%.

As a percentage of revenues, negative gross profit margin was 8.0% for the six months ended June 30, 2024 compared to 2.2% for the six months ended June 30, 2023 due to the previously noted lower sales volume and fixed cost absorption. The six months ended June 30, 2024 results include charges of $0.2 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by restructuring to be in line with the size of business partially offset by an investment in new product development.

Liquidity and Capital Resources
As of June 30, 2024, the Company had total liquidity of $192.2 million, including $39.3 million of cash and $152.9 million of availability from its U.S. and China credit facilities.

Our primary sources of liquidity as of June 30, 2024 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of June 30, 2024, we had outstanding letters of credit of $1.1 million and borrowing availability of $152.9 million from our U.S. and China credit facilities.

As of June 30, 2024, cash of $39.3 million was held by foreign subsidiaries. The Company had a $0.6 million deferred tax liability as of June 30, 2024 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

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
Sources and Uses of Cash

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$10,232	$11,522
Net cash used in investing activities	(8,066)	(9,179)
Net cash provided by financing activities	355	7,893
Effect of currency exchange rate changes on cash	(1,028)	380
Net increase in cash	$1,493	$10,616

Operating activities. For the six months ended June 30, 2024, net cash provided by operating activities was $10.2 million compared to $11.5 million for the six months ended June 30, 2023. Net cash provided by operating activities is primarily attributable to a decrease in working capital for the six months ended June 30, 2024 as compared to higher net income offset by an increase in working capital for the six months ended June 30, 2023.

Investing activities. For the six months ended June 30, 2024, net cash used in investing activities of $8.1 million compared to $9.2 million for the six months ended June 30, 2023 was mainly due to a decrease in capital expenditures, offset by $3.2 million proceeds from sale of the Company's FinishTEK business during the current period. In 2024, we expect capital expenditures to be in the range of $25 million to $30 million.

Financing activities. For the six months ended June 30, 2024, net cash provided by financing activities was $0.4 million compared to $7.9 million for the six months ended June 30, 2023. Decrease in net cash provided by financing activities in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily attributable to a decrease in borrowings under the revolving credit facility to fund the working capital.

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

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. At June 30, 2024, there have been no material changes to our critical accounting estimates from those disclosed in our 2023 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to closing of the recently-announced sale of its Cab Structures Business, its plans to improve financial results, the future of the Company’s end markets, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction and agricultural equipment business, the Company’s prospects in the wire harness, warehouse automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K. As of June 30, 2024, there have been no material changes in our exposure to market risk from those disclosed in our 2023 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended June 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the six months ended June 30, 2024 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the six months ended June 30, 2024.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 5, 2024	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2024	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)