Form 10-Q
period 2024-09-30
Commercial Vehicle Group, Inc.
filed 2024-11-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 4, 2024 was 34,498,579 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands, except per share amounts)
Revenues	$171,772	$202,897	$560,063	$641,747
Cost of revenues	155,351	173,588	500,019	545,033
Gross profit	16,421	29,309	60,044	96,714
Selling, general and administrative expenses	17,481	20,389	55,531	60,910
Operating (loss) income	(1,060)	8,920	4,513	35,804
Other (income) expense	(1,033)	383	(615)	488
Interest expense	2,371	2,489	6,974	7,910
Income (loss) before provision for income taxes	(2,398)	6,048	(1,846)	27,406
Provision (benefit) for income taxes	(1,515)	1,367	(1,110)	6,345
Net income (loss) from continuing operations	$(883)	$4,681	$(736)	$21,061
Net income from discontinued operations - Note 18	10,397	2,609	11,588	5,069
Net income	9,514	7,290	10,852	26,130
Earnings (loss) per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.03)	$0.14	$(0.02)	$0.64
Income from discontinued operations	$0.31	$0.08	$0.35	$0.15
Diluted earning (loss) per share
Income (loss) from continuing operations	$(0.03)	$0.14	$(0.02)	$0.63
Income from discontinued operations	$0.31	$0.08	$0.35	$0.15
Weighted average shares outstanding:
Basic	33,458	33,100	33,392	33,010
Diluted	33,458	33,350	33,392	33,408
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited) (In thousands)
Net income	$9,514	$7,290	$10,852	$26,130
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	2,699	(3,452)	(1,157)	(1,946)
Minimum pension liability, net of tax	176	(899)	(682)	(906)
Derivative instruments, net of tax	(3,658)	(869)	(5,601)	1,772
Other comprehensive loss	(783)	(5,220)	(7,440)	(1,080)
Comprehensive income	$8,731	$2,070	$3,412	$25,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$30,885	$37,848
Accounts receivable, net of allowances of $348 and $208, respectively	127,247	129,346
Inventories	130,917	117,267
Current assets held for sale	4,951	15,603
Note receivable - Note 18	20,000	—
Other current assets	32,263	27,678
Total current assets	346,263	327,742
Property, plant and equipment, net	69,619	68,923
Intangible assets, net	4,133	6,594
Deferred income taxes	39,328	33,568
Noncurrent assets held for sale	—	11,130
Other assets, net	35,998	35,257
Total assets	$495,341	$483,214
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,008	$75,246
Accrued liabilities and other	49,910	51,354
Current portion of long-term debt and short-term debt	2,969	15,313
Current liabilities held-for-sale	4,251	3,276
Total current liabilities	150,138	145,189
Long-term debt	125,790	126,201
Pension and other post-retirement benefits	10,195	9,196
Noncurrent liabilities held-for-sale	—	870
Other long-term liabilities	29,953	28,826
Total liabilities	316,076	310,282
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,494,483 and 33,322,535 shares issued and outstanding respectively)	335	333
Treasury stock, at cost: 2,147,923 and 2,134,604 shares, respectively	(16,209)	(16,150)
Additional paid-in capital	268,195	265,217
Retained deficit	(35,332)	(46,184)
Accumulated other comprehensive loss	(37,724)	(30,284)
Total stockholders’ equity	179,265	172,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$495,341	$483,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,852	$26,130
Adjustments to reconcile net income to cash flows from operating activities from continuing operations:
Depreciation and amortization	13,639	13,159
Noncash amortization of debt financing costs	240	227
Pension cash reversion	—	2,942
Share-based compensation expense	2,978	2,270
Deferred income taxes	(3,810)	24
Non-cash loss (income) on derivative contracts	(716)	(695)
Gain on sale of assets	(3,544)	—
Loss on write-down of Industrial automation segment assets	8,204	—
Gain on sale of cab structures business	(28,597)	—
Change in other operating items:
Accounts receivable	1,890	(8,069)
Inventories	(13,334)	13,510
Prepaid expenses	512	(2,312)
Accounts payable	17,628	(15,073)
Other operating activities, net	(12,777)	(2,123)
Net cash provided by (used in) operating activities	(6,835)	29,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,547)	(15,196)
Proceeds from disposal/sale of property, plant and equipment	4,455	—
Proceeds from sale of business	22,960	—
Net cash provided by (used in) investing activities	12,868	(15,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan facility	(26,563)	(7,656)
Borrowings under revolving credit facility	38,500	25,000
Repayment of revolving credit facility	(24,500)	(20,000)
Surrender of shares to pay withholding taxes	(59)	(808)
Debt issuance and amendment costs	(217)	—
Other financing activities	(88)	3,995
Net cash provided by (used in) financing activities	(12,927)	531
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(69)	(857)
NET INCREASE (DECREASE) IN CASH	(6,963)	14,468

CASH:
Beginning of period	37,848	31,825
End of period	$30,885	$46,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Share-based compensation expense	164,616	2	(764)	1,771	—	—	1,009
Net income from continuing operations for the period	—	—	—	—	7,146	—	7,146
Net income from discontinued operation for the period	—	—	—	—	1,554	—	1,554
Other comprehensive income	—	—	—	—	—	4,040	4,040
Balance - March 31, 2023	32,991,468	$330	$(15,278)	$263,142	$(86,895)	$(27,510)	$133,789
Share-based compensation expense	101,524	—	(24)	(245)	—	—	(269)
Net income from continuing operations for the period	—	—	—	—	9,234	—	9,234
Net income from discontinued operation for the period	—	—	—	—	906	—	906
Other comprehensive income	—	—	—	—	—	100	100
Balance - June 30, 2023	33,092,992	$330	$(15,302)	$262,897	$(76,755)	$(27,410)	$143,760
Share-based compensation expense	15,997	—	(20)	744	—	—	724
Net income from continuing operations for the period	—	—	—	—	4,681	—	4,681
Net income from discontinued operation for the period	—	—	—	—	2,609	—	2,609
Other comprehensive loss	—	—	—	—	—	(5,220)	(5,220)
Balance - September 30, 2023	33,108,989	$330	$(15,322)	$263,641	$(69,465)	$(32,630)	$146,554

Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Share-based compensation expense	3,438	—	(2)	664	—	—	662
Net income from continuing operations for the period	—	—	—	—	1,446	—	1,446
Net income from discontinued operation for the period	—	—	—	—	1,493	—	1,493
Other comprehensive loss	—	—	—	—	—	(994)	(994)
Balance - March 31, 2024	33,325,973	$333	$(16,152)	$265,881	$(43,245)	$(31,278)	$175,539
Share-based compensation expense	117,991	1	(18)	1,349	—	—	1,332
Net loss from continuing operations for the period	—	—	—	—	(1,299)	—	(1,299)
Net loss from discontinued operation for the period	—	—	—	—	(302)	—	(302)
Other comprehensive loss	—	—	—	—	—	(5,663)	(5,663)
Balance - June 30, 2024	33,443,964	$334	$(16,170)	$267,230	$(44,846)	$(36,941)	$169,607
Share-based compensation expense	50,519	1	(39)	965	—	—	927
Net loss from continuing operations for the period	—	—	—	—	(883)	—	(883)
Net income from discontinued operation for the period	—	—	—	—	10,397	—	10,397
Other comprehensive loss	—	—	—	—	—	(783)	(783)
Balance - September 30, 2024	33,494,483	$335	$(16,209)	$268,195	$(35,332)	$(37,724)	$179,265
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in thousands, except for share and per share amounts and where specifically disclosed)
1. Description of Business and Basis of Presentation
Commercial Vehicle Group, Inc. and its subsidiaries, is a global provider of systems, assemblies and components to the global commercial vehicle market and the electric vehicle market. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Thailand, India, Australia and Morocco. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

We primarily manufacture customized products to meet the requirements of our customers. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction vehicle original equipment manufacturers ("OEMs"), parts and service dealers, and distributors.

The unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company and its subsidiaries. Except as disclosed within these condensed notes to unaudited quarterly consolidated financial statements, the adjustments made were of a normal, recurring nature. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Additionally, certain prior period amounts related to discontinued operations have been reclassified to conform to footnote presentation for the current year, as further described in this section.

During the quarter ended September 30, 2024, the Company entered into a purchase agreement to sell its cab structures business with operations in Kings Mountain, North Carolina and met the held for sale criteria with respect to its Industrial Automation segment given the Company's intent to sell its First Source Electronics (FSE) business with operations in Elkridge, Maryland. These divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations. The assets and liabilities that are to be sold have met the requirements to be classified within the Condensed Consolidated Balance Sheets under a held for sale designation. See Note 18, Discontinued Operations, for additional information on the divestitures.

As a result of classifying the Industrial Automation reporting segment as a discontinued operation, CVG is now comprised of three reportable segments: Vehicle Solutions, Electrical Systems and Aftermarket & Accessories. The financial information reported for Vehicle Solutions and Aftermarket & Accessories excludes the activity from the Kings Mountain, North Carolina facility as a result of the divestiture.

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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $127.2 million as of September 30, 2024 and $129.3 million as of December 31, 2023. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended September 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Total
Seats	$59,392	$—	$16,313	$75,705
Electrical wire harnesses, panels and assemblies	939	43,380	3,333	47,652
Plastic & Trim components	36,350	—	833	37,183
Mirrors, wipers and controls	615	—	10,617	11,232
Total	$97,296	$43,380	$31,096	$171,772

	Three Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Total
Seats	$66,862	$—	$17,703	$84,565
Electrical wire harnesses, panels and assemblies	657	53,862	3,273	57,792
Plastic & Trim components	46,255	—	1,845	48,100
Mirrors, wipers and controls	1,461	—	10,979	12,440
Total	$115,235	$53,862	$33,800	$202,897

	Nine Months Ended September 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Total
Seats	$189,085	$—	$48,593	$237,678
Electrical wire harnesses, panels and assemblies	2,168	149,327	9,751	161,246
Plastic & Trim components	118,358	—	4,808	123,166
Mirrors, wipers and controls	3,174	—	34,799	37,973
Total	$312,785	$149,327	$97,951	$560,063

	Nine Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Total
Seats	$213,138	$—	$55,579	$268,717
Electrical wire harnesses, panels and assemblies	2,255	172,236	11,042	185,533
Plastic & Trim components	141,206	—	6,191	147,397
Mirrors, wipers and controls	6,221	—	33,879	40,100
Total	$362,820	$172,236	$106,691	$641,747

4. Debt
Debt consisted of the following:

	September 30, 2024	December 31, 2023
Term loan facility	$115,000	$141,563
Revolving credit facility	14,000	—
Unamortized issuance costs	(241)	(49)
	$128,759	$141,514
Less: current portion of long-term debt	(2,969)	(15,313)
Total long-term debt, net of current portion	$125,790	$126,201
Credit Agreement
On April 30, 2021, the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) between, among others, Bank of America, N.A. as administrative agent (the “Administrative Agent”) and other lenders party thereto (the “Lenders”) pursuant to which the Lenders made available a $150 million Term Loan Facility (the “Term Loan Facility”) and a $125 million Revolving Credit Facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities mature on May 12, 2027.

On May 12, 2022, the Company and certain of its subsidiaries entered into a second amendment (the “Amendment”) to its Credit Agreement pursuant to which the Lenders upsized the existing term loan facility to $175 million in aggregate principal amount and increased the revolving credit facility commitments by $25 million to an aggregate of $150 million in revolving credit facility commitments.

On July 30, 2024, the Company and certain of its subsidiaries, as guarantors, entered into an Amendment No. 3, which amends the Credit Agreement. Amendment No.3 amends the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries. The Company repaid $20.0 million in accordance with Amendment No.3 during the three months ended September 30, 2024.

At September 30, 2024, we had $14.0 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $134.9 million. Combined with availability under our China Credit Facility (described below) of approximately $11.4 million, total consolidated availability was $146.3 million at September 30, 2024. The unamortized deferred financing fees associated with the Revolving Credit Facility of $0.8 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2023, we had no borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.2 million.
Covenants and other terms
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 3.00:1.0.

We were in compliance with these covenants as of September 30, 2024.
Repayment and prepayment
The Credit Agreement requires the Company to make quarterly amortization payments to the Term Loan Facility at an annualized rate of the loans under the Term Loan Facility for every year as follows: 5.0%, 7.5%, 10.0%, 12.5% and 15.0%. The Credit Agreement also requires all outstanding amounts under the Credit Facilities to be repaid in full on the Maturity Date.

Amendment No. 3 amended the terms of the existing Credit Agreement and allowed mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries to be applied to quarterly amortization payments. The Company repaid $20 million in accordance with Amendment No.3 during the three months ended September 30, 2024 which will be applied to future amortization payments beginning with the September 30, 2024 payment. See Note 15, Commitments and Contingencies, for the future minimum principal payments due on long-term debt for the next five years.

Foreign Facility
During the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). The China Credit Facility was renewed during the quarter ended December 31, 2023, with availability of approximately $11.3 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had no outstanding borrowings under the China Credit Facility as of September 30, 2024 and December 31, 2023. At September 30, 2024, we had $11.4 million (denominated in the local currency and this amount varies based on the currency conversion rate) of availability under the China Credit Facility.

Cash Paid for Interest
For the nine months ended September 30, 2024 and 2023, cash payments for interest were $9.0 million and $9.5 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		September 30, 2024			December 31, 2023
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	30 years	$8,277	$(5,241)	$3,036	$8,265	$(5,070)	$3,195
Customer relationships	15 years	5,339	(4,242)	1,097	12,972	(9,573)	3,399
		$13,616	$(9,483)	$4,133	$21,237	$(14,643)	$6,594

The aggregate intangible asset amortization expense was $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. The aggregate intangible asset amortization expense was $0.5 million and $0.8 million for the nine months ended September 30, 2024 and 2023 respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of September 30, 2024, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$216	$—	$216	$—	$1,318	$—	$1,318	$—
Interest rate swap agreement	$208	$—	$208	$—	$1,073	$—	$1,073	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$4,773	$—	$4,773	$—	$—	$—	$—	$—
Foreign exchange contract not designated as hedging instruments	$182	$—	$182	$—	$304	$—	$304	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2024		December 31, 2023
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$75,533	$77,084	$56,741	$58,094
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$9,702	$9,660	$16,608	$16,806

The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		September 30, 2024	December 31, 2023
Foreign exchange contract designated as hedging instruments	Other current assets	$161	$1,179
Foreign exchange contract designated as hedging instruments	Other assets, net	$55	$139
Interest rate swap agreement	Other assets, net	$208	$1,073

	Derivative Liability
	Balance Sheet Location	Fair Value
		September 30, 2024	December 31, 2023
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$4,488	$—
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$285	$—
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$182	$304

	Derivative Equity
	Balance Sheet Location	Fair Value
		September 30, 2024	December 31, 2023
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive income (loss)	$(3,018)	$1,354
Interest rate swap agreements	Accumulated other comprehensive income	$2,256	$3,484

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$(1,236)	$1,973	$(634)	$3,666
Interest rate swap agreement	Interest expense	$408	$415	$1,227	$1,045
Interest rate swap agreement settled in 2022	Interest expense	$189	$189	$566	$566
Foreign exchange contracts not designated as hedging instruments	Other (income) expense	$52	$(183)	$150	$129
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

Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$114,759	$114,092	$141,514	$139,213
Revolving credit facility	$14,000	$14,000	$—	$—
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $3.0 million and long-term debt of $111.8 million as of September 30, 2024 and current portion of long-term debt of $15.3 million and long-term debt of $126.2 million as of December 31, 2023.

7. Leases
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,620	$2,660	$7,585	$6,787
Finance lease cost	27	35	92	122
Short-term lease cost	1,259	1,208	3,211	4,733
Total lease expense	$3,906	$3,903	$10,888	$11,642

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2024	December 31, 2023
Operating Leases
Right-of-use assets, net	Other assets, net	$30,035	$29,208

Current liabilities	Accrued liabilities and other	6,663	6,518
Non-current liabilities	Other long-term liabilities	24,275	23,578
Total operating lease liabilities		$30,938	$30,096

Finance Leases
Right-of-use assets, net	Other assets, net	$119	$205

Current liabilities	Accrued liabilities and other	85	108
Non-current liabilities	Other long-term liabilities	45	107
Total finance lease liabilities		$130	$215

Cash payments on operating leases were $7.3 million and $6.8 million for the nine months ended September 30, 2024 and 2023 respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2024	$2,491	$26	$2,517
2025	9,804	77	9,881
2026	8,448	30	8,478
2027	5,388	7	5,395
2028	3,867	—	3,867
Thereafter	17,969	—	17,969
Total lease payments	$47,967	$140	$48,107
Less: Imputed interest	(17,029)	(10)	(17,039)
Present value of lease liabilities	$30,938	$130	$31,068
8. Income Taxes
We recorded a $1.5 million tax benefit, or 63% effective tax rate for the three months ended September 30, 2024, and $1.1 million tax benefit, or 60% effective tax rate for the nine months ended September 30, 2024, compared to a $1.4 million tax provision for the three months ended September 30, 2023, and $6.3 million tax provision for the nine months ended September 30, 2023, or 23% effective tax rate for each period. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2024 could be different from the forecasted amount used to estimate the income tax expense for the three and nine months ended September 30, 2024.

For the nine months ended September 30, 2024 and 2023, cash paid for taxes, net of refunds received, were $6.4 million and $9.2 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended September 30,
	2024	2023
Interest cost	$366	$359
Expected return on plan assets	(334)	(310)
Amortization of prior service cost	13	11
Recognized actuarial loss	211	192
Net cost	$256	$252

	Non-U.S. Pension Plan
	Nine months ended September 30,
	2024	2023
Interest cost	$1,062	$1,064
Expected return on plan assets	(966)	(912)
Amortization of prior service cost	39	36
Recognized actuarial loss	610	569
Net cost	$745	$757

Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2023	$1,901
New grants	3,028
Forfeitures	(88)
Adjustments	(3,666)
Payments	(324)
Adjusted Award Value at September 30, 2024	$851
Unrecognized compensation expense was $0.9 million and $2.8 million as of September 30, 2024 and 2023, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of September 30, 2024, there was approximately $4.8 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of September 30, 2024 and changes during the nine months ended September 30, 2024, are presented below:

	2024
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested - December 31, 2023	591	$7.66
Granted	509	6.09
Vested	(185)	8.43
Forfeited	(50)	6.95
Unvested - September 30, 2024	865	$6.61
As of September 30, 2024, a total of 1.4 million shares were available for future grants from the shares authorized for award under our 2020 Equity Incentive Plan, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,494,483 and 33,322,535 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2024 and December 31, 2023.
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

Diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$9,514	$7,290	$10,852	$26,130
Net income (loss) from continuing operations	(883)	4,681	(736)	21,061
Net income from discontinued operations	10,397	2,609	11,588	5,069
Weighted average number of common shares outstanding (in '000s)	33,458	33,100	33,392	33,010
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	250	—	398
Dilutive shares outstanding	33,458	33,350	33,392	33,408
Basic earnings (loss) per share from continuing operations	$(0.03)	$0.14	$(0.02)	$0.64
Basic earnings per share from discontinued operations	$0.31	$0.08	$0.35	$0.15
Diluted earnings (loss) per share from continuing operations	$(0.03)	$0.14	$(0.02)	$0.63
Diluted earnings per share from discontinued operations	$0.31	$0.08	$0.35	$0.15

There were 733 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2024 and no outstanding restricted shares awarded were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2023. There were 409 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2024 and no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2023.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(1,157)	(1,006)	(4,442)	(6,605)
Amounts reclassified into earnings	—	324	(1,159)	(835)
Balance - September 30, 2024	$(24,384)	$(12,578)	$(762)	$(37,724)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	(1,946)	(1,221)	7,049	3,882
Amounts reclassified into earnings	—	315	(5,277)	(4,962)
Balance - September 30, 2023	$(26,757)	$(12,418)	$6,545	$(32,630)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$2,699	$—	$2,699	$(1,157)	$—	$(1,157)
Net actuarial gain (loss) and prior service credit	64	1	65	(1,009)	3	(1,006)
Derivative instruments	(5,807)	1,510	(4,297)	(5,939)	1,497	(4,442)
Net unrealized gain (loss)	$(3,044)	$1,511	$(1,533)	$(8,105)	$1,500	$(6,605)
Amounts reclassified into earnings:
Actuarial gain and prior service cost	$111	$—	$111	$324	$—	$324
Derivative instruments	867	(228)	639	(1,503)	344	(1,159)
Net realized gain (loss)	$978	$(228)	$750	$(1,179)	$344	$(835)
Total other comprehensive income (loss)	$(2,066)	$1,283	$(783)	$(9,284)	$1,844	$(7,440)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(3,452)	$—	$(3,452)	$(1,946)	$—	$(1,946)
Net actuarial gain (loss) and prior service credit	(1,009)	1	(1,008)	(1,223)	2	(1,221)
Derivative instruments	1,895	(187)	1,708	9,233	(2,184)	7,049
Net unrealized gain (loss)	$(2,566)	$(186)	$(2,752)	$6,064	$(2,182)	$3,882
Amounts reclassified into earnings:
Actuarial gain and prior service cost	$109	$—	$109	$315	$—	$315
Derivative instruments	(3,381)	804	(2,577)	(7,033)	1,756	(5,277)
Net realized gain (loss)	$(3,272)	$804	$(2,468)	(6,718)	1,756	(4,962)
Total other comprehensive income (loss)	$(5,838)	$618	$(5,220)	$(654)	$(426)	$(1,080)

As of September 30, 2024, the Company estimates that net pre-tax derivative loss of $2.9 million included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program includes aligning cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Corporate/Other	Total
December 31, 2023	$128	$—	$—	$983	$1,111
New charges	489	1,090	34	164	1,777
Payments and other adjustments	(489)	(1,090)	(34)	(540)	(2,153)
March 31, 2024	$128	$—	$—	$607	$735
New charges	2,199	1,379	197	—	3,775
Payments and other adjustments	(2,203)	(1,379)	(197)	(97)	(3,876)
June 30, 2024	$124	$—	$—	$510	$634
New charges	2,188	1,276	753	—	4,217
Payments and other adjustments	(2,312)	(1,276)	(753)	(81)	(4,422)
September 30, 2024	$—	$—	$—	$429	$429
Of the $4.2 million costs incurred in the three months ended September 30, 2024 for restructuring, $2.8 million related to headcount reductions and $1.4 million related to facility exit and other; $3.5 million were recorded in cost of revenue and $0.7 million were recorded in selling, general and administrative expenses.
Of the $9.8 million costs incurred in the nine months ended September 30, 2024 for restructuring, $7.7 million related to headcount reductions and $2.1 million related to facility exit and other; $8.6 million were recorded in cost of revenues and $1.2 million were recorded in selling, general and administrative expenses.
All of the $0.4 million costs incurred in the nine months ended September 30, 2023 for restructuring related to headcount reductions and primarily were recorded in cost of revenues within the Vehicle Solution segment.
There were no costs incurred in the three months ended September 30, 2023.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2024, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2024 and 2023, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended September 30, 2024 and December 31, 2023, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
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
The following presents a summary of the warranty provision for the nine months ended September 30, 2024:

Balance - December 31, 2023	$1,458
Provision for warranty claims [1]	1,329
Deduction for payments made and other adjustments	(1,497)
Balance - September 30, 2024	$1,290
1.Provision for warranty claims includes $0.1 million of expense that is attributable to cab structures business and included in discontinued operations for the nine months ended September 30, 2024.

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

Total
Remainder of 2024	$—
2025	$8,437
2026	$24,063
2027	$96,500

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
CVG's reportable segments were impacted in the current period due to the divestiture of the cab structure business with operations in Kings Mountain, North Carolina and the expected divestiture of the Industrial Automation segment. As a result of classifying the Industrial Automation reporting segment as a discontinued operation, CVG is now comprised of three reportable segments: Vehicle Solutions, Electrical Systems and Aftermarket & Accessories. The financial information reported for Vehicle Solutions and Aftermarket & Accessories excludes the activity from the Kings Mountain, North Carolina facility due to the divestiture.

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
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended September 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$97,296	$43,380	$31,096	$—	$171,772
Gross profit	8,774	2,213	5,474	(40)	16,421
Selling, general & administrative expenses	3,629	2,598	2,328	8,926	17,481
Operating income (loss)	$5,145	$(385)	$3,146	$(8,966)	$(1,060)

	Three Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$115,235	$53,862	$33,800	$—	$202,897
Gross profit	15,050	7,881	6,416	(38)	29,309
Selling, general & administrative expenses	6,761	2,018	2,104	9,506	20,389
Operating income (loss)	$8,289	$5,863	$4,312	$(9,544)	$8,920

	Nine Months Ended September 30, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$312,785	$149,327	$97,951	$—	$560,063
Gross profit	32,177	9,934	18,091	(158)	60,044
Selling, general & administrative expenses	15,985	7,799	6,228	25,519	55,531
Operating income (loss)	$16,192	$2,135	$11,863	$(25,677)	$4,513

	Nine Months Ended September 30, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket and Accessories	Corporate/Other	Total
Revenues	$362,820	$172,236	$106,691	$—	$641,747
Gross profit	49,263	26,524	21,071	(144)	96,714
Selling, general & administrative expenses	19,609	6,932	6,017	28,352	60,910
Operating income (loss)	$29,654	$19,592	$15,054	$(28,496)	$35,804

17. Other Financial Information
Items reported in inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$100,684	$88,474
Work in process	10,533	12,044
Finished goods	19,700	16,749
Inventories	$130,917	$117,267

Items reported in property, plant, and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Land and buildings	$28,529	$28,575
Machinery and equipment	219,450	210,931
Construction in progress	5,705	6,295
Property, plant, and equipment, gross	253,684	245,801
Less accumulated depreciation	(184,065)	(176,878)
Property, plant and equipment, net	$69,619	$68,923
Items reported in accrued expenses and other liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Compensation and benefits	$21,152	$23,604
Operating lease liabilities	6,663	6,518
Derivative liabilities	4,670	304
Taxes payable	4,688	5,020
Accrued freight	3,184	2,679
Customer tooling projects	2,565	1,217
Accrued legal and professional fees	1,361	1,535
Warranty costs	1,290	1,458
Other	4,337	9,019
Accrued liabilities and other	$49,910	$51,354
18. Discontinued Operations

On July 31, 2024, the Company entered into a purchase agreement to sell its cab structures business with operations in Kings Mountain, North Carolina for approximately $40 million. On September 6, 2024, the Company entered into an Amendment to the Purchase Agreement whereby the transaction closed on September 6, 2024 with the Company receiving $20 million of the purchase price on September 6, 2024 and $20 million (subject to adjustment) on October 1, 2024. The decision to divest this business was part of our strategy to reduce our exposure to the cyclical Class 8 market, lower our customer concentration, remove complexity from our business, and improves our return profile. As a result of the transaction, CVG recorded an after-tax gain on the sale of the business of approximately $27.2 million for the three months ended September 30, 2024 and recorded a Note receivable of $20.0 million in its balance sheet as of September 30, 2024. The $20.0 million Note receivable was subsequently collected on October 1, 2024.

On October 30, 2024, the Company entered into a purchase agreement to sell its First Source Electronics (FSE) business with operations in Elkridge, Maryland for approximately $1.5 million, with a note in the amount of $500 thousand and earn out potential of an additional $1.5 million subject to certain criteria. The Elkridge facility is the primary manufacturing facility of the Company's Industrial Automation segment. The decision to divest this business was part of our strategy to continually evaluate our portfolio of businesses and product lines for strategic fit and continued investment. As of September 30, 2024, the assets and liabilities of the Industrial Automation segment are classified as held for sale on the balance sheets, net of the estimated write-down loss as of September 30, 2024. CVG recorded an estimated after-tax loss on the contemplated sale of the Industrial Automation business of approximately $7.8 million for the three months ended September 30, 2024.

We determined that the sale of the cab structures and Industrial Automation businesses represent discontinued operations as they constitute disposals of a product line and an operating segment, respectively, meet the held for sale criteria, and are a strategic shift that will have a major effect on our operations and financial results (individually and collectively). As a result, we reclassified the related earnings (loss) from continuing operations to earnings (loss) from discontinued operations - net of income taxes on the consolidated statement of earnings (loss) for all the periods presented. No amounts for shared general and administrative operating support expense were allocated to the discontinued operation.

The Company has continuing involvement with the cab structures business through a transition services agreement (TSA), pursuant to which the Company and Buyer parties provide certain service to each other for a period of time following the disposition, up to one year. While the transition services are expected to vary in duration depending upon the type of service provided, the Company expects to reduce costs as the transition services are completed. The Company collected a total of $2.0 million related to the transition services agreement for the three and nine months ended September 30, 2024, which was recognized in Continuing operations, Other (income) expense in the Condensed Consolidated Statements of Operations.
The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from discontinued operations, net of tax
Cab structures business	$18,814	$2,130	$22,327	$7,060
Industrial Automation segment	(8,417)	479	(10,739)	(1,991)
Total income from discontinued operations, net of tax	$10,397	$2,609	$11,588	$5,069
The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Operations attributable to each discontinued operation for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from discontinued operations attributable to Cab structures business:
Revenues	$24,795	$30,770	$89,187	$98,066
Cost of revenues	33,627	27,970	93,367	88,745
Gross profit	(8,832)	2,800	(4,180)	9,321
Income (loss) before provision for income taxes	(8,832)	2,800	(4,180)	9,321
Provision (benefit) for income taxes of discontinued operations	(425)	670	714	2,261
Gain on disposition of discontinued operations, net of income taxes	27,221	—	27,221	—
Net income from discontinued operations, net of income taxes	$18,814	$2,130	$22,327	$7,060

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from discontinued operations attributable to Industrial Automation segment:
Revenues	$5,350	$13,020	$14,641	$31,777
Cost of revenues	5,185	11,205	15,107	30,278
Gross profit	165	1,815	(466)	1,499
Selling, general and administrative expenses	747	1,087	3,009	3,588
Operating income (loss)	(582)	728	(3,475)	(2,089)
Interest expense	64	125	201	398
Income (loss) before provision for income taxes	(646)	603	(3,676)	(2,487)
Provision (benefit) for income taxes of discontinued operations	(38)	124	(746)	(496)
Loss on disposition of discontinued operations, net of income taxes	(7,809)	—	(7,809)	—
Net income (loss) from discontinued operations, net of income taxes	$(8,417)	$479	$(10,739)	$(1,991)

The following table presents the major classes of assets and liabilities of the Industrial Automation segment as of September 30, 2024, and of the cab structures and Industrial Automation segment as of December 31, 2023 that are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	September 30, 2024	December 31, 2023
Account receivable, net	4,964	4,603
Inventories	3,710	10,815
Other current assets	—	185
Property, plant and equipment, net	232	—
Intangible assets, net	3,093	—
Other assets, net	1,156	—
Write-down loss on disposal group	(8,204)	—
Current assets held for sale	4,951	15,603
Property, plant and equipment, net	—	4,545
Intangible assets, net	—	4,628
Other assets, net	—	1,957
Non current assets held for sale	—	11,130
Total assets held for sale	$4,951	$26,733
Accounts payable	2,069	2,068
Accrued liabilities and other	2,067	1,208
Other long-term liabilities	115	—
Current liabilities held-for-sale	4,251	3,276
Other long-term liabilities	—	870
Noncurrent liabilities held-for-sale	—	870
Total liabilities held for sale	$4,251	$4,146

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Cash Flows attributable to discontinued operations for the nine months ended September 30, 2024 and 2023. Net cash provided by operating activities for the nine months ended September 30, 2024 includes the gain and loss on the respective transactions, as noted above.

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(4,567)	9,027
Net cash provided by (used in) investing activities	(838)	(414)
Total cash provided by discontinued operations	(5,405)	8,613

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.

Business Overview
CVG is a global provider of systems, assemblies and components to the global commercial vehicle market and the electric vehicle market. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customers. We believe our products are used by a majority of the North American Commercial Truck markets and many construction vehicle OEMs, parts and service dealers, and distributors.
Key Developments

On July 31, 2024, the Company and SVO, LLC ("Buyer") entered into a purchase agreement pursuant to which the Company would sell substantially all of the assets of the Company's business of manufacturing and assembling structured products, including cabs for medium and heavy-duty vehicles, at its facility in Kings Mountain, North Carolina (the Cab Structures business). On September 6, 2024, the Company and Buyer entered into an Amendment to the Purchase Agreement whereby the transaction closed on September 6, 2024 with the Buyer paying the Company $20 million of the $40 million Purchase Price. Pursuant to the Amended Purchase Agreement, the Parties agreed (i) that the remaining $20 million of the Purchase Price would be paid on October 1, 2024, (ii) that the Assigned Contracts (as defined in the Purchase Agreement) and the employees of Seller would transfer to Buyer on October 1, 2024, and (iii) the inventory would be valued as of October 1, 2024, for purposes of determining any adjustment to the Purchase Price.The Company received the remaining portion of the Purchase Price on October 1, 2024. The net proceeds of the transaction were approximately $40 million. The Company used the proceeds for debt paydown and other general corporate purposes. The Company recorded an after-tax gain on the sale of the business of approximately $27.2 million for the three months ended September 30, 2024.

On July 30, 2024, the Company and certain of its subsidiaries, as guarantors, entered into Amendment No. 3, to the Credit Agreement. Amendment No. 3 amended the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries. The Company repaid $20 million in accordance with Amendment No.3 during the three months ended September 30, 2024.

During the quarter ended June 30, 2024, the Company announced that it has retained an investment banking firm to explore strategic alternatives for its Industrial Automation business. On October 30, 2024, the Company entered into a purchase agreement to sell its First Source Electronics (FSE) business with operations in Elkridge, Maryland for approximately $1.5 million, with a note in the amount of $500 thousand and earn out potential of an additional $1.5 million subject to certain criteria. The Elkridge facility is the primary manufacturing facility of the Company's Industrial Automation segment. CVG recorded an estimated after-tax loss on the contemplated sale of the Industrial Automation business of approximately $7.8 million for the three months ended September 30, 2024.

The cab structures and Industrial Automation segment divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results and cash flows related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. The assets and liabilities that are to be sold have met the requirements to be classified within the Condensed Consolidated Balance Sheets under a held for sale designation. See Note 18, Discontinued Operations, for additional information on the divestitures.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Condensed Consolidated Statements of Operations that were previously allocated to the Kings Mountain facility and Industrial Automation segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Corporate and other segment. CVG is implementing plans to eliminate these costs as part of its restructuring program.

During the year ended December 31, 2023 and the nine months ended September 30, 2024, management approved restructuring programs to align the Company’s cost structure to support margin expansion in key focus areas. The programs include workforce reductions, footprint optimization, and fundamental reorganization initiatives that were implemented to drive efficiencies and reduce operating costs in line with our go-forward business and financial objectives. We incurred $9.8 million of expense during the nine months ended September 30, 2024, related to these programs.

Consolidated Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$171,772	$202,897	$(31,125)	(15.3)%
Gross profit	16,421	29,309	(12,888)	(44.0)
Selling, general and administrative expenses	17,481	20,389	(2,908)	(14.3)
Other (income) expense	(1,033)	383	(1,416)	NM1
Interest expense	2,371	2,489	(118)	(4.7)
Provision (benefit) for income taxes	(1,515)	1,367	(2,882)	NM1
Net income (loss) from continuing operations	(883)	4,681	(5,564)	NM1
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $28.4 million, or 16.8%, decrease in OEM and other revenues;
•a $2.7 million, or 8.0%, decrease in aftermarket and OES sales; and

The decrease in revenues of 15.3% is due primarily to a softening in customer demand in our Vehicle Solutions and Electrical Systems segments.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $12.9 million decrease in gross profit is primarily attributable to the impact of lower sales volumes, unfavorable mix, operational inefficiencies and increased restructuring charges. Cost of revenues decreased $18.2 million, or 10.5%, as a result of a decrease in raw material and purchased component costs of $18.0 million, or 16.9%, and a decrease in labor and overhead expenses of $0.2 million, or 0.3%. As a percentage of revenues, gross profit margin was 9.6% for the three months ended September 30, 2024 compared to 14.4% for the three months ended September 30, 2023. The three months ended September 30, 2024 results include charges of $3.5 million associated with restructuring programs.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $2.9 million compared to the three months ended September 30, 2023, primarily as a result of the gain on the sale of a building of $3.5 million, offset by increased restructuring charges. As a percentage of revenues, SG&A expense was 10.2% for the three months ended September 30, 2024 compared to 10.0% for the three months ended September 30, 2023. The three months ended September 30, 2024 results include charges of $0.7 million associated with restructuring programs.

Other Income. Other Income increased $1.4 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in other income primarily related to TSA fees of $2.0 million recognized during the three months ended September 30, 2024.

Interest Expense. Interest associated with our debt was $2.4 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. The decrease in interest expense primarily related to lower average debt balances offset by higher interest rates on variable rate debt during the respective comparative periods.

Provision (benefit) for Income Taxes. Income tax benefit of $1.5 million was recorded for the three months ended September 30, 2024 compared to an income tax expense of $1.4 million recorded for the three months ended September 30, 2023. The period over period change in income tax was primarily attributable to a $8.4 million decrease in pre-tax income versus the prior year period.

Net Income (Loss) from continuing operations. Net loss from continuing operations was $0.9 million for the three months ended September 30, 2024 compared to net income of $4.7 million for the three months ended September 30, 2023. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The table below sets forth certain Vehicle Solutions Segment operating data for the three months ended September 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$97,296	$115,235	$(17,939)	(15.6)%
Gross profit	8,774	15,050	(6,276)	(41.7)
Selling, general & administrative expenses	3,629	6,761	(3,132)	(46.3)
Operating income	5,145	8,289	(3,144)	(37.9)
Revenues. The decrease in Vehicle Solutions Segment revenues of $17.9 million was primarily driven by lower sales volume due to decreased customer demand and the wind-down of certain programs.
Gross Profit. The decrease in gross profit of $6.3 million was primarily attributable to lower sales volumes, operational remediation investments and increased freight offset by a decrease in cost of revenues. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $10.2 million, or 15.9%, and a decrease in labor and overhead expenses of $1.5 million, or 4.1%.

As a percentage of revenues, gross profit margin was 9.0% for the three months ended September 30, 2024 compared to 13.1% for the three months ended September 30, 2023. The decrease in gross profit margin was primarily due to lower sales volumes, restructuring activities and increased freight costs. The three months ended September 30, 2024 results include charges of $1.5 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $3.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily as a result of the gain on the sale of a building of $3.5 million. The three months ended September 30, 2024 results include charges of $0.7 million associated with the restructuring program.
Electrical Systems Segment Results
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The table below sets forth certain Electrical Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$43,380	$53,862	$(10,482)	(19.5)%
Gross profit	2,213	7,881	(5,668)	(71.9)
Selling, general & administrative expenses	2,598	2,018	580	28.7
Operating income (loss)	(385)	5,863	(6,248)	(106.6)

Revenues. The decrease in Electrical Systems Segment revenues of $10.5 million primarily resulted from a global softening in the Construction & Agriculture end-markets.

Gross Profit. The decrease in gross profit of $5.7 million is primarily attributable to lower sales volumes, restructuring activities, and unfavorable foreign exchange impacts. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $4.3 million, or 17.3%, and a decrease in labor and overhead expenses of $0.5 million, or 2.5%.

As a percentage of revenues, gross profit margin was 5.1% for the three months ended September 30, 2024 compared to 14.6% for the three months ended September 30, 2023. The decrease in gross profit margin was primarily due to lower sales volumes, restructuring costs, and unfavorable foreign exchange impacts. The three months ended September 30, 2024 results include charges of $1.3 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Aftermarket & Accessories Segment Results
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The table below sets forth certain Aftermarket & Accessories Segment operating data for the three months ended September 30 (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$31,096	$33,800	$(2,704)	(8.0)%
Gross profit	5,474	6,416	(942)	(14.7)
Selling, general & administrative expenses	2,328	2,104	224	10.6
Operating income	3,146	4,312	(1,166)	(27.0)
Revenues. The decrease in Aftermarket & Accessories Segment revenues of $2.7 million primarily resulted from lower sales volume due to a reduction of backlog in the prior period as well as decreased customer demand.

Gross Profit. The decrease in gross profit of $0.9 million is primarily attributable to lower sales volume, operational inefficiencies and restructuring related expenses. The cost of revenues decreased in line with the sales decrease of 8.0%, driven by a decrease in raw material and purchased component costs of $3.5 million, or 20.4%; offset by an increase in labor and overhead expenses of $1.8 million, or 17.6%.

As a percentage of revenues, gross profit margin was 17.6% for the three months ended September 30, 2024 compared to 19.0% for the three months ended September 30, 2023. The decrease in gross profit margin was primarily due to lower sales volumes, operational inefficiencies and restructuring related expenses. The three months ended September 30, 2024 results include charges of $0.8 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Consolidated Results of Operations

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The table below sets forth certain consolidated operating data for the nine months ended September 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$560,063	$641,747	$(81,684)	(12.7)%
Gross profit	60,044	96,714	(36,670)	(37.9)
Selling, general and administrative expenses	55,531	60,910	(5,379)	(8.8)
Other (income) expense	(615)	488	(1,103)	NM1
Interest expense	6,974	7,910	(936)	(11.8)
Provision (benefit) for income taxes	(1,110)	6,345	(7,455)	NM1
Net income (loss) from continuing operations	(736)	21,061	(21,797)	NM1
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $72.9 million, or 13.6%, decrease in OEM and other revenues; and
•a $8.7 million, or 8.2%, decrease in aftermarket and OES sales.
The decrease in revenues of $81.7 million is primarily driven by a softening in customer demand across all segments, and the wind-down of certain programs in our Vehicle Solutions segment.
Gross Profit. The $36.7 million decrease in gross profit is primarily attributable to the impact of lower sales volumes, unfavorable mix, and increased restructuring charges. Cost of revenues decreased $45.0 million, or 8.3%, as a result of a decrease in raw material and purchased component costs of $44.2 million, or 13.1%, and a decrease in labor and overhead expenses of $0.8 million, or 0.4%. As a percentage of revenues, gross profit margin was 10.7% for the nine months ended September 30, 2024 compared to 15.1% for the nine months ended September 30, 2023. The nine months ended September 30, 2024 results include charges of $8.6 million associated with the restructuring programs.

Selling, General and Administrative Expenses. SG&A expenses decreased $5.4 million compared to the nine months ended September 30, 2023, primarily as a result of the gain on the sale of a building of $3.5 million and reduced incentive compensation expense, partially offset by an increase in salary expense and consulting spend during the 2024 period. As a percentage of revenues, SG&A expense was 9.9% for the nine months ended September 30, 2024 compared to 9.5% for the nine months ended September 30, 2023. The nine months ended September 30, 2024 results include charges of $1.2 million associated with the restructuring programs.

Other Income. Other Income increased $1.1 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in other income primarily related to TSA fees of $2.0 million recognized during the nine months ended September 30, 2024.

Interest Expense. Interest associated with our debt was $7.0 million and $7.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in interest expense primarily related to lower average debt balances offset by higher interest rates on variable rate debt during the respective comparative periods.

Provision (benefit) for Income Taxes. An income tax benefit of $1.1 million and income tax expense of $6.3 million were recorded for the nine months ended September 30, 2024 and 2023, respectively. The period over period change in income tax was primarily attributable to the $29.3 million decrease in pre-tax income versus the prior year period.

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

Net Income (loss) from continuing operations. Net loss from continuing operations was $0.7 million for the nine months ended September 30, 2024 compared to net income of $21.1 million for the nine months ended September 30, 2023. The decrease in net income is attributable to the factors noted above.

Segment Results
Vehicle Solutions Segment Results
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The table below sets forth certain Vehicle Solutions Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$312,785	$362,820	$(50,035)	(13.8)%
Gross profit	32,177	49,263	(17,086)	(34.7)
Selling, general & administrative expenses	15,985	19,609	(3,624)	(18.5)
Operating income	16,192	29,654	(13,462)	(45.4)

Revenues. The decrease in Vehicle Solutions Segment revenues of $50.0 million was primarily driven by lower sales volume due to decreased customer demand and the wind-down of certain programs.

Gross Profit. The decrease in gross profit of $17.1 million was primarily attributable to lower sales volume, restructuring activities and increased freight costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $24.0 million, or 12.0%, and a decrease in labor and overhead expenses of $8.9 million, or 7.9%.

As a percentage of revenues, gross profit margin was 10.3% for the nine months ended September 30, 2024 compared to 13.6% for the nine months ended September 30, 2023, driven by lower sales volume, restructuring activities and increased freight costs. The nine months ended September 30, 2024 results include charges of $3.9 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses decreased $3.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of the gain on the sale of a building of $3.5 million. The nine months ended September 30, 2024 results include charges of $1.0 million associated with the restructuring program.
Electrical Systems Segment Results
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The table below sets forth certain Electrical Systems Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$149,327	$172,236	$(22,909)	(13.3)%
Gross profit	9,934	26,524	(16,590)	(62.5)
Selling, general & administrative expenses	7,799	6,932	867	12.5
Operating income	2,135	19,592	(17,457)	(89.1)

Revenues. The decrease in Electrical Systems Segment revenues of $22.9 million resulted from lower sales volume due to decreased customer demand and phase out of lower margin business.

Gross Profit. The decrease in gross profit of $16.6 million is primarily attributable to lower sales volume, restructuring activities, labor inflation and unfavorable foreign exchange impacts. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $11.7 million, or 14.4%; offset by an increase in labor and overhead expenses of $5.4 million, or 8.4%.

As a percentage of revenues, gross profit margin was 6.7% for the nine months ended September 30, 2024 compared to 15.4% for the nine months ended September 30, 2023, driven by lower sales volume, restructuring activities, labor inflation, and unfavorable foreign exchange impacts. The nine months ended September 30, 2024 results include charges of $3.7 million associated with the restructuring program.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increased salaries.
Aftermarket & Accessories Segment Results
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The table below sets forth certain Aftermarket & Accessories Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$97,951	$106,691	$(8,740)	(8.2)%
Gross profit	18,091	21,071	(2,980)	(14.1)
Selling, general & administrative expenses	6,228	6,017	211	3.5
Operating income	11,863	15,054	(3,191)	(21.2)

Revenues. The decrease in Aftermarket & Accessories Segment revenues of $8.7 million primarily resulted from lower sales volume due to an increase of backlog in the prior period as well as decreased customer demand.

Gross Profit. The decrease in gross profit of $3.0 million is primarily attributable to the lower sales volume. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $8.5 million, or 15.6%, offset by an increase in labor and overhead expenses of $2.7 million, or 8.6%.

As a percentage of revenues, gross profit margin was 18.5% for the nine months ended September 30, 2024 compared to 19.7% for the nine months ended September 30, 2023. This was primarily due to lower sales volume, product mix, higher labor and benefit costs, and restructuring related expenses. The nine months ended September 30, 2024 results include charges of $1.0 million associated with the restructuring program.

Selling, General and Administrative Expenses. SG&A expenses increased $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources
As of September 30, 2024, the Company had total liquidity of $177.2 million, including $30.9 million of cash and $146.3 million of availability from its U.S. and China credit facilities.

Our primary sources of liquidity as of September 30, 2024 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of September 30, 2024, we had outstanding letters of credit of $1.1 million and borrowing availability of $146.3 million from our U.S. and China credit facilities.

As of September 30, 2024, cash of $30.9 million was held by foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of September 30, 2024 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

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

Sources and Uses of Cash

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$(6,835)	$29,990
Net cash provided by (used in) investing activities	12,868	(15,196)
Net cash provided by (used in) financing activities	(12,927)	531
Effect of currency exchange rate changes on cash	(69)	(857)
Net increase (decrease) in cash	$(6,963)	$14,468

Operating activities. For the nine months ended September 30, 2024, net cash used in operating activities was $6.8 million compared to net cash provided by operating activities of $30.0 million for the nine months ended September 30, 2023. Net cash used in operating activities is primarily attributable to a lower net income from continuing and discontinued operations, including cash used to support restructuring programs for the nine months ended September 30, 2024 as compared to higher net income offset by an increase in working capital for the nine months ended September 30, 2023.

Investing activities. For the nine months ended September 30, 2024, net cash provided by investing activities of $12.9 million compared to net cash used in investing activities of $15.2 million for the nine months ended September 30, 2023, primarily due to $23.0 million proceeds from sale of the Company's cab structures and FinishTEK businesses during the current period and $4.5 million proceeds from the sale of a building. In 2024, we expect capital expenditures to be in the range of $20 million to $25 million.

Financing activities. For the nine months ended September 30, 2024, net cash used in financing activities was $12.9 million compared to net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2023. Decrease in net cash provided by financing activities in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily attributable to the $20.0 million term loan repayment, offset by an increase in borrowings under the revolving credit facility to fund working capital.

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

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Form 10-K. At September 30, 2024, there have been no material changes to our critical accounting estimates from those disclosed in our 2023 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to closing of the sale of its Industrial Automation business, its plans to improve financial results, the future of the Company’s end markets, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction and agricultural equipment business, the Company’s prospects in the wire harness, warehouse automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Form 10-K. As of September 30, 2024, there have been no material changes in our exposure to market risk from those disclosed in our 2023 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended September 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the nine months ended September 30, 2024 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the nine months ended September 30, 2024.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 6        Exhibits

10.1	Asset Purchase Agreement dated as of July 31, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 1, 2024).
10.2	Amendment No. 3 (the “Amendment”) dated July 30, 2024, which amends the Credit Agreement dated as of April 30, 2021, with Bank of America, N.A. as agent, and the lenders party thereto, Commercial Vehicle Group, Inc. and certain of its subsidiaries, as guarantors.
10.3	Amendment to Asset Purchase Agreement dated as of September 6, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 10, 2024).
10.4	Transition Services Agreement dated as of September 6, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on September 10, 2024).
31.1	302 Certification by James R. Ray, President and Chief Executive Officer.
31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 4, 2024	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2024	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)