Form 10-K
period 2024-12-31
Commercial Vehicle Group, Inc.
filed 2025-03-17
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
    Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2024, was $163,875,424.
As of March 14, 2025, 34,640,434 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 15, 2025 (the “2025 Proxy Statement”).

COMMERCIAL VEHICLE GROUP, INC.
Annual Report on Form 10-K

i

CERTAIN DEFINITIONS
All references in this Annual Report on Form 10-K to the “Company”, “Commercial Vehicle Group”, “CVG”, “we”, “us”, and “our” refer to Commercial Vehicle Group, Inc. and its consolidated subsidiaries (unless the context otherwise requires).
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 1 - Business” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to its plans to improve financial results, the future of the Company’s end markets changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction and agricultural equipment business, the Company’s prospects in the wire harness and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including global supply chain constraints, inflation and labor shortages, tariffs and counter-measures, financial covenant compliance, anticipated effects of acquisitions or divestitures, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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

ii

PART I
Item 1.    Business
COMPANY OVERVIEW
Commercial Vehicle Group, Inc. and its subsidiaries, is a global provider of systems, assemblies and components to the global commercial vehicle market and the electric vehicle markets. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction and agriculture vehicle original equipment manufacturers ("OEMs"), parts and service dealers and distributors.
Our Long-term Strategy
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
SEGMENTS
During the year ended December 31, 2024, the Company sold its cab structures business with operations in Kings Mountain, North Carolina and its First Source Electronics (FSE) business with operations in Elkridge, Maryland. The FSE business was the Company's Industrial Automation segment. These divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Consolidated Statements of Operations. See Note 17, Discontinued Operations, for additional information on the divestitures.

As a result of classifying the Industrial Automation reporting segment as a discontinued operation, CVG has three reportable segments for 2024: Vehicle Solutions, Electrical Systems and Aftermarket & Accessories. The financial information reported for Vehicle Solutions and Aftermarket & Accessories excludes the activity from the Kings Mountain, North Carolina facility as a result of the divestiture.
Our segments offer various products which are sold into many end user markets such as internal combustion commercial vehicles, electric vehicles, construction and agriculture equipment, power sports, and military. Certain of our facilities manufacture and sell products through multiple business segments. The products produced by each of our segments are more specifically described below.

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
•Plastic & Trim components primarily for the North America commercial vehicle market, medium-duty/heavy-duty ("MD/HD") truck market, and power sports markets.

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

The charts below display CVG's net sales by segment and geography for the year ended December 31, 2024.
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

Our plastic products are sold under the AdvancTEK™ brand name.

ELECTRICAL SYSTEMS SEGMENT OVERVIEW

Electrical Systems Segment Products

Wire Harness Assemblies. We design, engineer and produce a wide range of high and low voltage electrical wire systems for vehicles and subsystems, which include Ethernet, battery cables and power distribution boxes. Our electrical wire harness assemblies function as the primary electric current carrying devices used to provide electrical interconnections for gauges, lights, control functions, power circuits, powertrain and transmission sensors, emissions systems and other electronic applications on commercial and other vehicles. Our wire harnesses are customized to fit specific end-user requirements and can be complex. Our production capabilities include low and high volume serial production with low and high volume circuitry, RIM (reaction injection molding) and specialized testing. Our engineering and production capabilities include virtual wiring boards, automatic plug insertion stations, system architecture and schematic development and prototyping.

Our electrical systems segment products are sold into the construction, agriculture, industrial and electric vehicles, traditional automotive, mining, rail, marine, power generation and the military/defense industries in North America, Europe and Asia-Pacific.
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
Construction and Agriculture Equipment Market.     New vehicle demand in the global construction and agriculture equipment market generally follows certain economic conditions including gross domestic product, infrastructure investment, housing starts, business investment, oil and energy investment and industrial production around the world. Within the construction and agriculture market, there are two classes of construction and agriculture equipment markets: the medium and heavy construction and agriculture equipment market (weighing over 12 metric tons) and the light construction and agriculture equipment market (weighing below 12 metric tons). We primarily supply OEMs with our wire harness and seating products. Our construction and agriculture equipment products are primarily used in the medium and heavy construction and agriculture equipment market. The platforms that we generally participate in include: cranes, pavers, planers and profilers, dozers, loaders, graders, haulers, tractors, excavators, backhoes, material handling and compactors. Demand in the medium and heavy construction and agriculture equipment market is typically related to the level of larger-scale infrastructure development projects such as highways, dams, harbors, hospitals, airports and industrial development as well as activity in the mining, forestry and other commodities industries.
Purchasers of medium and heavy construction and agriculture equipment include construction companies, municipalities, local governments, rental fleet owners, quarrying and mining companies and forestry related industries. Purchasers of light construction and agriculture equipment include contractors, rental fleet owners, landscapers, logistics companies and farmers.
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
Research and development costs for the years ended December 31, 2024, 2023 and 2022 totaled $8.3 million, $6.2 million and $7.1 million, respectively.
Intellectual Property
Our major brands include CVG™, Sprague Devices®, Moto Mirror®, RoadWatch®, KAB Seating™, National Seating™, Bostrom Seating®, Stratos™, and AdvancTEK™. We believe that our brands are valuable but that our business is not dependent on any one brand. We own U.S. federal trademark registrations for several of our product brands.

Environmental
The Company is subject to changing federal, state, foreign and local laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the soil, ground or air; and the health and safety of our colleagues. Stringent fines and penalties may be imposed for noncompliance with these laws. In addition, environmental laws could impose liability for costs associated with investigating and remediating contamination at the Company’s facilities or at third-party facilities at which the Company may arrange for the disposal treatment of hazardous materials.

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
Human Capital, Environmental, Social and Governance

As of December 31, 2024, CVG employs approximately 6,900 employees of which 6,400 are permanent employees and 500 are temporary employees. Approximately 5,300 (83%) of the Company's permanent employees are located outside of the United States and 1,100 (17%) are located in the United States. It is customary for the Company to employ temporary employees to both flex up/down to demand rates. Of our permanent workforce, approximately 1,000 (16%) are salaried and the remainder are hourly. As of December 31, 2024, all of the Company's U.S. employees are non-union and a majority of the Company's personnel in Mexico are unionized. Approximately 75% of our European, Asian and Australian operations are represented by some form of shop steward committees.

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

Diversity of Thought and Inclusive Approach - The Company focuses on the role our culture plays in creating the right environment for diverse thinking and inclusive approaches to work that benefits our employees. During regular engagements with our global leadership team, we highlight how our organizational evolution benefits from a culture of diversity. Among our global workforce, 51% is female, and among our domestic workforce, 32% is racially diverse. We are also making a concerted effort to connect to the communities where our employees live and work, enabling our teams to grow both professionally and personally.

Safety - The safety of our workforce has always been a top priority and the Company is proud of our safety record, which includes four consecutive years of declining recordable incidents and six consecutive years of declining incident rates. Our 2024 full year incident rate of 0.34 is below the industry benchmarks and a 9% decrease year over year while working approximately 90,000 fewer hours.

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
▪Demand for our construction and agriculture equipment products is dependent on vehicle demand for new commercial vehicles in the global construction and agriculture equipment market.
▪Demand in the medium and heavy-construction vehicle market, which is where our products are primarily used, is typically related to the level of larger-scale infrastructure development projects.
When we experience periods of low demand for our products or volatility in the commercial vehicle markets our revenues, operating results and financial position are adversely affected.
We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.
Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for products resulting in decreased sales, margins and earnings. In addition to inflationary pressures, we may not be able to fully mitigate the impact of inflation or increased tariffs through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.
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
The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, may be deferred for many reasons. Future changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs such as those recently announced by President Trump, and any retaliatory counter measures by affected countries, may adversely affect our ability to sell our products and source materials needed to manufacture our products. In addition, tariffs could increase our costs for materials sourced outside the US which we may not be able to pass along to our customers and would therefore adversely affect our results of operations. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have an adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, or inability of our suppliers to supply us may adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales, restarting or ramping up production or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Disruption in our supply chain has had and could continue to have an adverse effect on our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.
The U.S. government has taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. Furthermore, the current administration has begun implementing a more protectionist trade environment, including through measures such as the imposition of higher tariffs on imports into the U.S., the renegotiation of some U.S. trade agreements and other government regulations affecting trade between the U.S. and other countries where we conduct our business, including announced tariffs on imports from China and Mexico, and threatened tariffs on imports from the EU. These actions and proposals have resulted or could result in retaliatory actions by affected countries. Such changes could increase the price we pay for certain raw materials we import from such countries, for which we may not able to obtain alternative supply at equivalent or lower prices, reduce demand for our products in other countries and adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we conduct operations, our industry and supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Circumstances associated with our divestiture strategy could adversely affect our results of operations and financial condition.
From time to time we evaluate the performance and strategic fit of our businesses and may decide to sell a business or product line based on such an evaluation. Divestitures, have in the past, and may in the future, result in significant write-offs, including those related to goodwill and other tangible and intangible assets, and such write offs can have an adverse effect on our results of operations and financial condition.

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
We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, when the actual production of these vehicles is significantly less than anticipated, our gross margin on these products is adversely affected. Our OEM customers have historically had a significant amount of leverage over us. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have limited provisions to terminate such contracts. We are committed to supplying products to our customers at selling prices that may, with the benefit of hindsight, not be sufficient to cover the direct cost to produce such products, which may be as a result of among other factors, inflation, new tariffs or increased employment costs due to increasingly competitive labor markets or other factors. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, or if our costs are higher than anticipated, it would have an adverse effect on our business, financial condition and results of operations.
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
We may be unable to successfully implement price increases to offset inflation or new tariffs and, as a result, our businesses and financial position and results of operations could be adversely affected.
We may not be able to implement customer price increases where margin on product is not meeting profitability targets. Failure to meet our profitability target may be the result of a variety of factors, such as fluctuations in our material, freight and labor costs, inflation, new or increased tariffs or other competitive conditions, which are beyond our control. Customers may refuse to pay increased prices that meet our profitability targets, re-source from other suppliers, or not issue purchase orders to us with large volumes. Any failure to successfully implement price increases in order to meet profitability targets could have an adverse effect on our business, results of operations and growth potential.

We are subject to certain risks associated with our foreign operations.
We have operations in the Mexico, China, United Kingdom, Czech Republic, Morocco, Ukraine, Australia, India and Thailand, which collectively accounted for approximately 30% of our total revenues for the year ended December 31, 2024. There are certain risks inherent in our international business activities including, but not limited to:
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
Our business has been impacted and may continue to be impacted by geopolitical conditions such as international trade wars (including between the United States and China, Mexico and Canada), the military conflict in Israel and Gaza, the Russia-Ukraine conflict, cyber-attacks and increased political tensions in Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, Mexico and Canada. The U.S. government continues to make significant changes in U.S. trade policies that could negatively affect our business. Additionally, policies made by other countries, such as China, Mexico and Canada or their allies, could have an adverse effect on our results of operations and financial condition.
Decreased availability or increased costs of materials could affect both our ability to produce products as well as the cost of producing our products.
We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components, semiconductor chips, electronics and electrical components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, from time to time, however, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. Inflationary and other increases in costs, including as a result of new or increased tariffs, or shortages of the various materials that are needed for us to produce our products are currently having an impact on our business which may continue for the foreseeable future. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler availability or capacity and the cost of oil and gas. We occasionally experience difficulty purchasing and obtaining timely delivery of certain raw materials required for our operations, which could have an adverse effect on our results of operations. In addition, to the extent we are unable to pass on the increased costs of raw materials, freight and labor to our customers, it could adversely affect our results of operations and financial condition.

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
In recent years, we experienced supply chain disruptions (including longer lead-times to procure parts from China) that caused volatility on our customers' production schedules and had a negative impact on our results.
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
As of December 31, 2024, a majority of employees based in Mexico are unionized. In addition, approximately 75% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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
We are required to perform impairment tests whenever events and circumstances indicate the carrying value of certain assets may not be recoverable. We cannot accurately predict the amount and timing of any impairment of assets. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors that may be considered in assessing whether long-lived assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows, the general economic environment, changes or downturns in our industry as a whole, termination of any of our customer contracts, restructuring efforts and general workforce reductions. A continued decline in our stock price may trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Any charge for impairment could adversely affect our reported net income and our stockholders’ equity.
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
Risks Related to Our Indebtedness
A credit rating downgrade could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.
We recently experienced a credit rating downgrade which is likely to affect the amount, type and terms of capital financings we obtain. Factors affecting our credit rating include, among others, our financial performance, success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure, level of indebtedness and future changes in the regulatory framework applicable to our operators and industry. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, a ratings agency downgrades our credit rating or places our rating under watch or review for possible downgrade, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments and the trading price of our common stock may decline.
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

Our implementation of a new ERP system may adversely affect our business and results of operations or the effectiveness of our internal control over financial reporting.

We are in the process of implementing a new enterprise resource planning ("ERP") system, as part of a plan to integrate and upgrade our systems and processes. ERP implementations are complex, labor intensive, and time-consuming projects and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order for the company to benefit from a robust ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including, but not limited to, loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process. Any significant weakness in the design and implementation of the new ERP system could also result in potentially significantly higher costs than we anticipate spending and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal control. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations.
Pandemics, epidemics or disease outbreaks in the U.S. or globally, such as the COVID-19 pandemic, have previously disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to suspend our operations in the affected markets. In particular, we could experience, among other things: (1) continued or additional global supply disruptions; (2) labor disruptions or shortages; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in customer demand; and (6) an impaired ability to access credit and the capital markets. Any new public health crisis could have a material impact on our business, financial condition and results of operations going forward.
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

Item 2.Properties

Our corporate office is located in New Albany, Ohio. Several of our facilities are located near our OEM customers to reduce distribution costs, reduce risk of interruptions in our delivery schedule, further improve customer service and provide our customers with reliable delivery of products and services. We have five owned and 22 leased principal facilities. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. Our owned domestic facilities are subject to liens securing our obligations under our revolving credit facility and term loan credit facility as described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K.
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
As of March 14, 2025, there were approximately 138 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG.
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index, our Legacy Peer Group, and New Peer Group. The composition of our Legacy Peer Group and our New Peer Group are discussed below. The graph assumes that the value of the investment in the Company’s common stock, in the legacy peer group, in the new peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024.

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

$300.00
$200.00
$100.00
$0.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Commercial Vehicle Group, Inc.
NASDAQ Composite
Legacy Peer Group
New Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Commercial Vehicle Group, Inc.	100.00	136.11	126.82	107.10	110.26	39.12
NASDAQ Composite	100.00	145.05	177.27	119.63	173.11	224.34
Legacy Peer Group	100.00	122.93	144.20	134.09	169.53	204.98
New Peer Group	100.00	118.69	131.78	126.63	158.75	177.98
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
We did not repurchase any of our common stock on the open market during 2024. Our employees surrendered 117,701 shares of our common stock in 2024 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2020 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2024:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	2,031	$6.71	—	—
April 1, 2024 through April 30, 2024	2,823	$6.43	—	—
July 1, 2024 through July 31, 2024	5,790	$5.15	—	—
September 1, 2024 through September 30, 2024	2,675	$3.49	—	—
December 1, 2024 through December 31, 2024	104,382	$2.48	—	—

No other shares were surrendered during the year ended December 31, 2024.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2024 that were not registered under the Securities Act of 1933, as amended.

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

Business Overview

CVG is a global provider of systems, assemblies and components to the global commercial vehicle market, and the electric vehicle markets. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve.
We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck markets, many construction and agriculture vehicle OEMs, parts and service dealers and distributors.
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
North American heavy-duty truck production was 332,382 units in 2024. According to a February 2025 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to decrease to 316,000 units in 2025. ACT Research estimated that the average age of active North American Class 8 trucks was 5.8 years in 2024. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production was 274,135 units in 2024. According to a February 2025 report by ACT Research, North American Class 5-7 truck production is expected to decrease to 226,000 units in 2025. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
Commercial Trends in the Electrical Systems Segment
Demand for our Electrical Systems products, such as wire harnesses, is primarily driven by construction and agriculture equipment vehicle production. Demand for new vehicles in the global construction and agriculture equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction and agriculture equipment market (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-

duty construction and agriculture equipment market is typically related to the level of large scale infrastructure development projects, such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries.
Other Key Developments

During the year ended December 31, 2024, the Company amended its credit agreement in the second and fourth quarters. On July 30, 2024, the Company entered into Amendment No. 3, to the Credit Agreement. Amendment No. 3 amended the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries. The Company repaid $20 million in accordance with Amendment No.3 during the three months ended September 30, 2024. On December 19, 2024, the Company entered into Amendment No. 4 to its Credit Agreement. Amendment No. 4 reduced the existing term loan facility to $85 million in aggregate principal amount, reduced the revolving credit facility commitments by $25 million to an aggregate of $125 million in revolving credit facility commitments, and revised the covenant calculation including increasing the maximum consolidated total leverage ratio to 4.25:1.0 (which will be subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; and to 3.00:1.0 for each fiscal quarter thereafter).

On July 31, 2024, the Company and SVO, LLC ("Buyer") entered into a purchase agreement pursuant to which the Company would sell substantially all of the assets of the Company's business of manufacturing and assembling structured products, including cabs for medium and heavy-duty vehicles, at its facility in Kings Mountain, North Carolina (the cab structures business). On September 6, 2024, the Company and Buyer entered into an amendment to the purchase agreement whereby the transaction closed on September 6, 2024 with the Buyer paying the Company $20 million of the $40 million purchase price. Pursuant to the amended purchase agreement, the parties agreed (i) that the remaining $20 million of the purchase price would be paid on October 1, 2024, (ii) that the assigned contracts and the employees of Seller would transfer to Buyer on October 1, 2024, and (iii) the inventory would be valued as of October 1, 2024, for purposes of determining any adjustment to the purchase price.The Company received the remaining portion of the purchase price on October 1, 2024. The net proceeds of the transaction were approximately $40 million. The Company used the proceeds for debt paydown and other general corporate purposes. The Company recorded an after-tax gain on the sale of the business of approximately $28.8 million for the year ended December 31, 2024.

On October 30, 2024, the Company entered into a purchase agreement to sell its First Source Electronics (FSE) business with operations in Elkridge, Maryland for approximately $1.5 million, with a note in the amount of $0.5 million and earn out potential of an additional $1.5 million subject to certain criteria. The Elkridge facility is the primary manufacturing facility of the Company's Industrial Automation segment. CVG recorded an estimated after-tax loss on the contemplated sale of the Industrial Automation business of approximately $7.9 million for the year ended December 31, 2024.

The cab structures and Industrial Automation segment divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results and cash flows related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Consolidated Statements of Operations. Additionally, the results of operations in this section include retrospective changes for discontinued operations. See Note 17, Discontinued Operations, for additional information on the divestitures.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Consolidated Statements of Operations that were previously allocated to the Kings Mountain facility and Industrial Automation segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Corporate and other segment.

Subsequent to December 31, 2024, the Company announced a new organizational structure designed to enhance alignment with its customers and end markets, effective January 1, 2025. Under this new structure, CVG will reorganize its vertical business units into the following three operating divisions and reporting segments: Global Electrical Systems, Global Seating, Trim Systems and Components. As part of this realignment, the Company’s Aftermarket & Accessories business unit will be absorbed in these three segments. Its seating and electrical portfolio will transition to Global Seating and Global Electrical Systems, respectively. Its wiper systems will become part of the newly formed Trim Systems and Components business unit in addition to the trim and components businesses from the prior Vehicle Solutions segment.
Our Long-term Strategy

The Company's long-term strategy is to increase our sales, profits and shareholder value by growing our Electrical Systems segment to be our largest business while financially optimizing its core legacy businesses, organically growing in targeted areas, strengthening our product portfolio, increasing our margins and evaluating opportunities to add to our businesses through a focused M&A program. The Company expects to diversify its revenue and profits by product, customer, platform, and end market with a goal of becoming less cyclical and less customer concentrated while strengthening / enhancing current positions, entering new markets, developing relationships with new customers, and enhancing service to our customers, leading to increased return to our stockholders. Our products include electrical wire harnesses, seating systems, plastic components, mirrors, wipers and other accessories.

We have a long-term strategy to globally optimize our cost structure through manufacturing process enhancements, low cost footprint and global sourcing. We periodically evaluate our short-term and long-term strategies and may adjust actions in response to changes in our business environment and other factors including but not limited to, implementing restructuring as needed.

CONSOLIDATED RESULTS OF OPERATIONS
The table below sets forth certain operating data expressed as a percentage of revenues for the twelve months ended (dollars are in thousands):

	2024		2023		2022
Revenues	$723,355	100.0%	$835,469	100.0%	$782,583	100.0%
Cost of revenues	650,236	89.9	714,378	85.5	697,556	89.1
Gross profit	73,119	10.1	121,091	14.5	85,027	10.9
Selling, general and administrative expenses	73,877	10.2	81,218	9.7	60,206	7.7
Operating income (loss)	(758)	(0.1)	39,873	4.8	24,821	3.2
Other (income) expense	(2,200)	(0.3)	1,195	0.1	10,463	1.3
Interest expense	9,174	1.3	10,248	1.2	9,159	1.2
Loss on extinguishment of debt	509	0.1	—	—	921	0.1
Income (loss) before provision for income taxes	(8,241)	(1.1)	28,430	3.4	4,278	0.5
Provision (benefit) for income taxes	27,493	3.8	(15,203)	(1.8)	20,904	2.7
Net income (loss) from continuing operations	$(35,734)	(4.9)%	$43,633	5.2%	$(16,626)	(2.1)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Results

The table below sets forth certain consolidated operating data for the twelve months ended indicated (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$723,355	$835,469	$(112,114)	(13.4)%
Gross profit	73,119	121,091	(47,972)	(39.6)
Selling, general and administrative expenses	73,877	81,218	(7,341)	(9.0)
Other (income) expense	(2,200)	1,195	(3,395)	NM [1]
Interest expense	9,174	10,248	(1,074)	(10.5)
Loss on extinguishment of debt	509	—	509	100.0
Provision (benefit) for income taxes	27,493	(15,203)	42,696	NM [1]
Net income (loss) from continuing operations	(35,734)	43,633	(79,367)	NM [1]
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:
•a $104.6 million, or 15.0%, decrease in sales to OEM and a decrease in other revenues; and
•a $7.5 million, or 5.5%, decrease in aftermarket and OES sales.
The decrease in revenues of 13.4% was primarily driven by a softening in customer demand across all segments, and the wind-down of certain programs in our Vehicle Solutions segment.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The decrease in gross profit is primarily attributable to the impact of lower sales volumes, unfavorable mix, and increased restructuring charges. Cost of revenues decreased $64.1 million, or 9.0% as a result of a decrease in raw material and purchased component costs of $54.9 million, or 12.6%; a decrease in wages and benefits of $6.9 million, or 9.9%; and a decrease in overhead expenses of $2.3 million, or 1.1%. As a percentage of revenues, gross profit margin was 10.1% for the year ended December 31, 2024 compared to 14.5% for the year ended December 31, 2023.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $7.3 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily as a result of the gain on the sale of a building of $3.5 million and reduced incentive compensation expense, partially offset by an increase in salary expense and consulting spend during the 2024 period. As a percentage of revenues, SG&A expense was 10.2% for the twelve months ended December 31, 2024 compared to 9.7% for the twelve months ended December 31, 2023.
Other (Income) Expense. Other income increased $3.4 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023 due primarily to transition service fees of $3.2 million recognized during the year ended December 31, 2024 which supported the transition of discontinued operations transactions as well as favorable change in foreign currency of $0.5 million.
Interest Expense.  Interest associated with our debt was $9.2 million and $10.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease primarily related to lower average debt balances, partially offset by higher interest rates on variable rate debt during the respective comparative periods.
Loss on extinguishment of debt. On December 19, 2024, the Company refinanced its long-term debt, which resulted in a loss of $0.5 million, including a $0.3 million non-cash write off relating to deferred financing costs of the Term loan facility due 2027 and $0.2 million of other associated fees.
Provision (Benefit) for Income Taxes. Income tax expense of $27.5 million and income tax benefit of $15.2 million were recorded for the years ended December 31, 2024 and 2023, respectively. The period over period change in income tax was primarily attributable to the $36.7 million decrease in pre-tax income versus the prior year period which led to establishing a full valuation allowance on our U.S. deferred tax assets of $28.8 million in 2024. During 2023 the Company reversed the $22.0 million valuation allowance on our U.S. deferred tax assets that was established in 2022.
In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to Pillar Two, could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We continue to evaluate the potential impacts of Pillar Two through current and pending legislative adoption by individual countries.
Net Income (Loss) from continuing operations. Net loss from continuing operations was $35.7 million for the twelve months ended December 31, 2024 compared to net income from continuing operations of $43.6 million for the twelve months ended December 31, 2023. The decrease in net income from continuing operations is attributable to the factors noted above.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2023	2022	$ Change	% Change
Revenues	$835,469	$782,583	$52,886	6.8%
Gross profit	121,091	85,027	36,064	42.4
Selling, general and administrative expenses	81,218	60,206	21,012	34.9
Other expense	1,195	10,463	(9,268)	(88.6)
Interest expense	10,248	9,159	1,089	11.9
Loss on extinguishment of debt	—	921	(921)	(100.0)
Provision (benefit) for income taxes	(15,203)	20,904	(36,107)	NM1
Net income (loss) from continuing operations	43,633	(16,626)	60,259	NM1
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:
•a $47.6 million, or 7.3%, increase in sales to OEM and other revenues; and
•a $5.2 million, or 4.0%, increase in aftermarket and OES sales.

The increase in revenues was primarily driven by increased pricing and increased sales volume from the Electrical Systems business, offset by lower sales volume in the Vehicle Solutions segments.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The increase in gross profit is primarily attributable to price increases with customers and cost reduction initiatives. Cost of revenues increased $16.8 million, or 2.4% as a result of an increase in overhead expenses of $16.5 million, or 8.5%; an increase in wages and benefits of $4.2 million, or 6.4%; and offset by a decrease in raw material and purchased component costs of $3.9 million, or 0.9%. As a percentage of revenues, gross profit margin was 14.5% for the year ended December 31, 2023 compared to 10.9% for the year ended December 31, 2022.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $21.0 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to increased employee salaries, incentive compensation, recruitment costs, travel spending and professional services. As a percentage of revenues, SG&A expense was 9.7% for the twelve months ended December 31, 2023 compared to 7.7% for the twelve months ended December 31, 2022.
Other (Income) Expense. Other expense decreased $9.3 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022 due primarily to the settlement of the Company's U.S. Pension Plan liabilities of $9.2 million completed during the year ended December 31, 2022.
Interest Expense.  Interest associated with our debt was $10.2 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively. The increase primarily related to higher interest rates on variable rate debt, offset by lower average debt balances during the respective comparative periods.

Loss on extinguishment of debt. On May 12, 2022, the Company refinanced its long-term debt, which resulted in a loss of $0.9 million, including a $0.6 million non-cash write off relating to deferred financing costs of the Term loan facility due 2026 and $0.3 million of other associated fees.
Provision (Benefit) for Income Taxes. Income tax benefit of $15.2 million and expense of $20.9 million were recorded for the years ended December 31, 2023 and 2022, respectively. The period over period change in income tax was primarily attributable to the reversal of $22.0 million valuation allowance on our U.S. deferred tax assets during 2023 versus the 2022 establishment of a full valuation allowance on our U.S. deferred tax assets of $24.5 million, offset by the reversal of a $9.9 million valuation allowance on our United Kingdom (U.K.) deferred tax asset.

SEGMENT RESULTS OF OPERATIONS

Vehicle Solutions Segment Results

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 and Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Vehicle Solutions Segment operating data for the twelve months ended, (dollars are in thousands):

	2024	2023	$ Change	% Change	2022	$ Change	% Change
Revenues	$404,164	$469,962	$(65,798)	(14.0)%	$470,334	$(372)	(0.1)%
Gross profit	39,228	59,363	(20,135)	(33.9)	43,074	16,289	37.8
Selling, general & administrative expenses	21,326	26,109	(4,783)	(18.3)	23,533	2,576	10.9
Operating income	17,902	33,254	(15,352)	(46.2)	19,541	13,713	70.2
Revenues.  The decrease in Vehicle Solutions Segment revenues in 2024 of $65.8 million from 2023 primarily resulted from lower sales volume due to decreased customer demand and the wind-down of certain programs. The decrease in 2023 revenues of $0.4 million from 2022 primarily resulted from increased pricing which more than offset lower sales volume.
Gross Profit. The decrease in 2024 gross profit of $20.1 million from 2023 was primarily due to lower sales volume, restructuring activities and increased freight costs, and a decrease in cost of revenues driven by a decrease in raw material and purchased component costs of $29.0 million, or 11.2%; a decrease in overhead expenses of $12.8 million, or 10.4%; and a decrease in wages and benefits of $3.8 million, or 13.4%. The increase in 2023 gross profit of $16.3 million from 2022 was primarily due to price increases with customers and cost reduction initiatives including lower freight costs, lower startup costs, and improved manufacturing efficiencies..
As a percentage of revenues, gross profit for the years ended December 31, 2024 and 2023, was 9.7% and 12.6%, respectively. The decrease in gross profit in 2024 from 2023 was primarily due to lower sales volume, restructuring activities and increased freight costs. The twelve months ended December 31, 2024 results include charges of $4.5 million associated with the restructuring program. The increase in gross profit in 2023 from 2022 was primarily due to price increases with customers and cost reduction initiatives including lower freight costs, lower startup costs, and improved manufacturing efficiencies.
Selling, General and Administrative Expenses.  The decrease in 2024 SG&A expenses of $4.8 million from 2023 was primarily a result of the gain on the sale of a building of $3.5 million. The twelve months ended December 31, 2024 results include charges of $1.4 million associated with the restructuring program. The increase in 2023 SG&A expenses of $2.6 million from 2022 was primarily due to an increase in system implementation costs and employee benefit costs including salaries and incentive compensation expenses.

Electrical Systems Segment Results

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 and Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Electrical Systems Segment operating data for the twelve months ended, (dollars are in thousands):

	2024	2023	$ Change	% Change	2022	$ Change	% Change
Revenues	$189,626	$228,424	$(38,798)	(17.0)%	$180,404	$48,020	26.6%
Gross profit	10,701	35,397	(24,696)	(69.8)	23,993	11,404	47.5
Selling, general & administrative expenses	10,252	9,107	1,145	12.6	5,775	3,332	57.7
Operating income	449	26,290	(25,841)	(98.3)	18,218	8,072	44.3

Revenues.  The decrease in Electrical Systems segment revenues in 2024 of $38.8 million from 2023 is primarily attributable to lower sales volume driven by global softness in Construction & Agriculture end-markets. The increase in 2023 revenues of $48.0 million from 2022 is primarily attributable to sales volume and increased pricing to offset material cost pass-through and other inflationary items.
Gross Profit.  The decrease in 2024 gross profit of $24.7 million from 2023 was primarily attributable to lower sales volume, restructuring activities, labor inflation and unfavorable foreign exchange impacts. Cost of revenues decreased in line with the revenues, decrease of 17.0%, driven by a decrease in raw material and purchased component costs of $16.6 million, or 15.6%; a decrease in wages and benefits of $4.1 million, or 12.3%; offset by an increase in overhead expenses of $6.6 million, or 12.3%. The increase in 2023 gross profit of $11.4 million from 2022 was primarily attributable to volume leverage and increased pricing to offset material cost pass-through and other inflationary items.
As a percentage of revenues, gross profit for the years ended December 31, 2024 and 2023, was 5.6% and 15.5%, respectively. The decrease in 2024 gross profit margin was primarily due to lower sales volume, restructuring activities, labor inflation, and unfavorable foreign exchange impacts. The twelve months ended December 31, 2024 results include charges of $3.7 million associated with the restructuring program. The increase in 2023 gross profit margin was primarily due to volume leverage and increased pricing, more than offsetting inflationary items.
Selling, General and Administrative Expenses. 2024 SG&A expenses increased $1.1 million from 2023, primarily driven by increased salaries. The increase of $3.3 million in 2023 from 2022, was primarily a result of increased headcount and incentive adjustments based on performance.

Aftermarket & Accessories Segment Results

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 and Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below sets forth certain Aftermarket & Accessories Segment operating data for the twelve months ended, (dollars are in thousands):

	2024	2023	$ Change	% Change	2022	$ Change	% Change
Revenues	$129,565	$137,083	($7,518)	(5.5)%	$131,845	$5,238	4.0%
Gross profit	23,348	26,514	(3,166)	(11.9)	18,461	8,053	43.6
Selling, general & administrative expenses	8,322	8,144	178	2.2	6,915	1,229	17.8
Operating income	15,026	18,370	(3,344)	(18.2)	11,546	6,824	59.1
Revenues.  The decrease in Aftermarket & Accessories segment revenues in 2024 of $7.5 million from 2023 was driven by lower sales volume due to a decreased customer demand and the reduction of backlog in the prior period. The increase in 2023 revenues of $5.2 million from 2022 resulted from increased pricing to offset material cost pass-through and other inflationary items.
Gross Profit. The decrease in 2024 gross profit of $3.2 million from 2023 is primarily due to the lower sales volume. Cost of revenues decrease is driven by a decrease in raw material and purchased component costs of $9.3 million, or 13.4%; offset by an increase in overhead expenses of $4.0 million, or 12.2%; and an increase in wages and benefits of $1.0 million, or 12.3%. The increase in 2023 gross profit of $8.1 million from 2022 is primarily due to increased pricing to offset material cost inflation and other inflationary items and cost reduction initiatives.
As a percentage of revenues, gross profit for the years ended December 31, 2024 and 2023, was 18.0% and 19.3%, respectively. The decrease in 2024 gross profit margin is primarily due to lower sales volume and restructuring related expenses. The twelve months ended December 31, 2024 results include charges of $0.9 million associated with the restructuring program. The increase in 2023 gross profit margin is primarily due to increased pricing offsetting moderating cost inflation and cost reduction initiatives including lower freight costs.
Selling, General and Administrative Expenses.  SG&A expenses increased by $0.2 million in 2024 compared to 2023. The increase in 2023 SG&A expenses of $1.2 million from 2022, is primarily driven by commissions expense increase and is consistent with the prior year on a percent of sales basis.

Liquidity and Capital Resources
At December 31, 2024, the Company had $50.5 million borrowings under its revolving credit facility. At December 31, 2024, the Company had liquidity of $111.0 million, including $26.6 million of cash and $84.4 million availability from its U.S. and China credit facilities.
We intend to allocate resources consistent with the following priorities: (1) invest in growth; (2) invest in operational improvements; (3) manage working capital; (4) reduce debt; and (5) other actions deemed appropriate by management to improve operational performance.
Our primary sources of liquidity during the year ended December 31, 2024 were proceeds from divestitures, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of December 31, 2024, we had outstanding letters of credit of $1.1 million and borrowing availability of $84.4 million from our U.S. and China credit facilities.
As of December 31, 2024, cash of $26.6 million was held by foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of December 31, 2024 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

Covenants and Liquidity
During the year ended December 31, 2024, the Company amended its credit agreement in the second and fourth quarters. On July 30, 2024, the Company entered into Amendment No. 3, to the Credit Agreement. Amendment No. 3 amended the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries. The Company repaid $20 million in accordance with Amendment No.3 during the three months ended September 30, 2024. On December 19, 2024, the Company entered into Amendment No. 4 to its credit agreement. Amendment No. 4 reduced the existing term loan facility to $85 million in aggregate principal amount, reduced the revolving credit facility commitments by $25 million to an aggregate of $125 million in revolving credit facility commitments, and revised the covenant calculation including increasing the maximum consolidated total leverage ratio to 4.25:1.0 (which will be subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; and to 3.00:1.0 for each fiscal quarter thereafter).

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

Cash Flows

	2024	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$(33,452)	$38,276	$68,947
Net cash provided by (used in) investing activities	30,896	(19,696)	(19,710)
Net cash provided by (used in) financing activities	(7,122)	(12,729)	(50,091)
Effect of currency exchange rate changes on cash	(1,540)	172	(2,279)
Net increase (decrease) in cash	$(11,218)	$6,023	$(3,133)

Operating activities. For the year ended December 31, 2024, net cash used in operations was $33.5 million compared to net cash provided by operations of $38.3 million for the year ended December 31, 2023. Net cash used in operating activities is primarily attributable to a lower net income from continuing and discontinued operations, including cash used to support restructuring programs for the twelve months ended December 31, 2024 as compared to higher net income offset by an increase in working capital for the twelve months ended December 31, 2023.

Investing activities. Net cash provided by investing activities was $30.9 million for the year ended December 31, 2024 compared to net cash used in investing activities of $19.7 million for the twelve months ended December 31, 2023, primarily due to $45.0 million proceeds from sale of the Company's cab structures, Industrial Automation segment and FinishTEK businesses during the current period and $4.5 million proceeds from the sale of a building. In 2025, we expect capital expenditures to be in the range of $15 million to $20 million.
Financing activities. For the year ended December 31, 2024, net cash used in financing activities was $7.1 million compared to $12.7 million for the year ended December 31, 2023. Net cash used in financing activities for the year ended December 31, 2024 is primarily attributable to $56.6 million term loan repayment, offset by an increase of $50.5 million in borrowings under the revolving credit facility. The Company's term loan repayments included $20.0 million in accordance with Amendment No.3 and $30.0 million in accordance with Amendment No. 4. to its Credit Agreement. The increase in borrowings under the revolving credit facility were related to funding the $30.0 million term loan repayment and to fund working capital.
Debt and Credit Facilities

The debt and credit facility summaries described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Debt obligations	$135,500	$8,437	$127,063	$—	$—
Estimated interest payments	13,246	6,552	6,694	—	—
Leasing obligations	47,256	11,247	14,081	7,024	14,904
Non-U.S. pension funding	13,567	1,493	3,160	3,175	5,739
Total	$209,569	$27,729	$150,998	$10,199	$20,643

We estimated future interest payments based on the effective interest rate as of December 31, 2024. Since December 31, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.
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
As of December 31, 2024, we were not a party to significant purchase obligations for goods or services.
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, particularly relating to accounts receivable reserves, inventory reserves, intangible and long-lived assets, income taxes, warranty reserves, litigation reserves and pension and other post-retirement benefit plans. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ materially from these estimates and assumptions. See Item 1A - Risk Factors in this Annual Report on Form 10-K for additional information regarding risk factors that may impact our estimates.
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
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax laws and rates expected to be in place when the deferred tax items are realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the cumulative three-year income position, (2) the nature, frequency and severity of any current and cumulative losses; (3) forecasts of future profitability; (4) the duration of statutory carryforward periods; (5) our experience with operating loss and tax credit carryforwards not expiring unused, and (6) tax planning alternatives. As of December 31, 2024, the Company was in a cumulative three-year taxable loss position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to establish a valuation allowance. As of December 31, 2023, the Company was in a cumulative three-year taxable income position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to reverse the previously recognized valuation allowance.

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
Interest Rate Risk
We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt. To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The Company entered into an interest rate swap agreement to fix the interest rate on approximately 50% of the outstanding Term Loan Facility, which was an initial aggregate amount of $87.5 million thereby reducing exposure to interest rate changes. A change in our variable interest rate of 100 basis points for a full twelve-month period would have an approximate $0.7 million impact on interest expense assuming approximately 50% of our average fiscal 2024 variable-rate term loan debt had not been hedged via an interest rate swap agreement.
Foreign Currency Risk
A portion of our revenues during the year ended December 31, 2024 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2024 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Indian Rupee, Thai Baht, Ukrainian Hryvnia and Moroccan Dirham.
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

To the Stockholders and the Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of Revenue

As discussed in Note 2 to the consolidated financial statements, revenue is recognized when a performance obligation has been satisfied and control of a product has been transferred to the customer, usually at a designated shipping point and in accordance with customer specifications. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. For the year ended December 31, 2024, the Company recorded $723.4 million of revenue.

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
Detroit, Michigan
March 17, 2025

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands, except per share amounts)
Revenues	$723,355	$835,469	$782,583
Cost of revenues	650,236	714,378	697,556
Gross profit	73,119	121,091	85,027
Selling, general and administrative expenses	73,877	81,218	60,206
Operating income (loss)	(758)	39,873	24,821
Other (income) expense	(2,200)	1,195	10,463
Interest expense	9,174	10,248	9,159
Loss on extinguishment of debt	509	—	921
Income (loss) before provision for income taxes	(8,241)	28,430	4,278
Provision (benefit) for income taxes	27,493	(15,203)	20,904
Net income (loss) from continuing operations	$(35,734)	$43,633	$(16,626)
Net income (loss) from discontinued operations - Note 17	7,867	5,778	(5,345)
Net income (loss)	(27,867)	49,411	(21,971)
Earnings (loss) per common share
Basic earnings (loss) per share
Income (loss) from continuing operations	$(1.07)	$1.32	$(0.51)
Income (loss) from discontinued operations	$0.24	$0.18	$(0.17)
Diluted earning (loss) per share
Income (loss) from continuing operations	$(1.07)	$1.30	$(0.51)
Income (loss) from discontinued operations	$0.24	$0.17	$(0.17)
Weighted average shares outstanding
Basic	33,418	33,040	32,334
Diluted	33,418	33,581	32,334

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands)
Net income (loss)	$(27,867)	$49,411	$(21,971)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,435)	1,584	(4,366)
Change in defined benefit plans, net of tax	437	(384)	11,238
Derivative instruments, net of tax	(6,061)	66	4,016
Other comprehensive income (loss)	(13,059)	1,266	10,888
Comprehensive income (loss)	$(40,926)	$50,677	$(11,083)

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

	2024	2023
ASSETS	(in thousands, except share and per share amounts)
Current assets:
Cash	$26,630	$37,848
Accounts receivable, net of allowances of $554 and $208, respectively	118,683	129,346
Inventories	128,224	117,267
Current assets held for sale	—	15,603
Other current assets	29,763	27,678
Total current assets	303,300	327,742
Property, plant and equipment, net of accumulated depreciation of $177,811 and $176,878, respectively	68,861	68,923
Operating lease right-of-use asset, net	29,931	31,165
Intangible assets, net of accumulated amortization of $9,491 and $14,643, respectively	3,918	6,594
Deferred income taxes, net	11,084	33,568
Noncurrent assets held for sale	—	9,173
Other assets	7,479	6,049
TOTAL ASSETS	$424,573	$483,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,002	$75,246
Current operating lease liabilities	8,033	7,502
Accrued liabilities and other	32,325	44,836
Current portion of long-term debt and short-term debt	8,438	15,313
Current liabilities held-for-sale	—	2,292
Total current liabilities	125,798	145,189
Long-term debt	127,062	126,201
Long-term operating lease liabilities	22,795	24,417
Pension and other post-retirement liabilities	8,143	9,196
Noncurrent liabilities held-for-sale	—	31
Other long-term liabilities	5,183	5,248
Total liabilities	288,981	310,282
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,694,396 and 33,322,535 shares issued and outstanding, respectively)	337	333
Treasury stock, at cost: 2,252,305 and 2,134,604 shares, respectively	(16,468)	(16,150)
Additional paid-in capital	269,117	265,217
Retained deficit	(74,051)	(46,184)
Accumulated other comprehensive loss	(43,343)	(30,284)
Total stockholders’ equity	135,592	172,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$424,573	$483,214

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
Balance - December 31, 2021	32,034,592	$321	$(13,172)	$255,566	$(73,624)	$(42,438)	$126,653
Issuance of restricted stock	983,275	10	—	—	—	—	10
Surrender of common stock by employees	(191,015)	(3)	(1,342)	—	—	—	(1,345)
Share-based compensation expense	—	—	—	5,805	—	—	5,805
Net loss from continuing operations for the period	—	—	—	—	(16,626)	—	(16,626)
Net loss from discontinued operation for the period	—	—	—	—	(5,345)	—	(5,345)
Total comprehensive income	—	—	—	—	—	10,888	10,888
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Issuance of restricted stock	730,291	7	—	—	—	—	7
Surrender of common stock by employees	(234,608)	(2)	(1,636)	—	—	—	(1,638)
Share-based compensation expense	—	—	—	3,846	—	—	3,846
Net income from continuing operations for the period	—	—	—	—	43,633	—	43,633
Net income from discontinued operation for the period	—	—	—	—	5,778	—	5,778
Total comprehensive income	—	—	—	—	—	1,266	1,266
Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Issuance of restricted stock	489,562	4	—	—	—	—	4
Surrender of common stock by employees	(117,701)	—	(318)	—	—	—	(318)
Share-based compensation expense	—	—	—	3,900	—	—	3,900
Net loss from continuing operations for the period	—	—	—	—	(35,734)	—	(35,734)
Net income from discontinued operation for the period	—	—	—	—	7,867	—	7,867
Total comprehensive loss	—	—	—	—	—	(13,059)	(13,059)
Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,867)	$49,411	$(21,971)
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	17,384	17,630	18,181
Noncash amortization of debt financing costs	337	303	350
Pension plan settlement	—	2,942	9,202
Shared-based compensation expense	3,900	3,846	5,805
Deferred income tax expense (benefit)	24,041	(20,699)	12,480
Noncash (gain) loss on derivative contracts	(1,036)	(535)	(43)
Gain on sale of assets	(3,544)	—	—
Loss on extinguishment of debt	509	—	921
Settlement of derivative agreement	—	—	3,900
Loss on sale of Industrial Automation segment	7,856	—	—
Gain on sale of Cab structures business	(28,754)	—	—
Change in other operating items:
Accounts receivable	10,703	18,819	19,173
Inventories	(13,042)	15,000	(3,675)
Prepaid expenses	794	(5,123)	966
Accounts payable	2,825	(44,079)	21,842
Accrued liabilities	(9,131)	11,078	(912)
Cloud computing arrangements	(1,755)	(800)	(1,004)
Income taxes payable	(4,716)	(3,635)	155
Other operating activities, net	(11,956)	(5,882)	3,577
Net cash provided by (used in) operating activities	(33,452)	38,276	68,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,520)	(19,696)	(19,710)
Proceeds from disposal/sale of property, plant and equipment	4,455	—	—
Proceeds from sale of business	44,961	—	—
Net cash provided by (used in) investing activities	30,896	(19,696)	(19,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan facility	—	—	30,625
Repayment of term loan facility	(56,563)	(10,938)	(24,375)
Borrowings under revolving credit facility	89,000	25,000	65,200
Repayment of revolving credit facility	(38,500)	(25,000)	(114,600)
Borrowings under China credit facility	—	4,368	—
Repayment of China credit facility	—	(4,368)	—
Surrender of common stock by employees	(318)	(1,636)	(1,342)
Debt extinguishment payments and early payment fees on debt	(416)	—	—
Debt issuance and amendment costs	(218)	—	(648)
Contingent consideration payment	—	—	(4,750)
Other financing activities, net	(107)	(155)	(201)
Net cash provided by (used in) financing activities	(7,122)	(12,729)	(50,091)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(1,540)	172	(2,279)
NET (DECREASE) INCREASE IN CASH	(11,218)	6,023	(3,133)
CASH:
Beginning of period	37,848	31,825	34,958
End of period	$26,630	$37,848	$31,825
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

1.    Significant Accounting Policies

Organization - Commercial Vehicle Group, Inc. and its subsidiaries is a global provider of systems, assemblies and components to the global commercial vehicle market, and the electric vehicle markets. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine, Morocco, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.
We primarily manufacture customized products to meet the requirements of our customer. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction and agriculture vehicle original equipment manufacturers ("OEMs"), parts and service dealers and distributors.
During the year ended December 31, 2024, the Company sold its cab structures business with operations in Kings Mountain, North Carolina and its Industrial Automation segment including First Source Electronics (FSE) business with operations in Elkridge, Maryland. These divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Consolidated Statements of Operations. The assets and liabilities related to these divestitures were classified under a held for sale designation within the Consolidated Balance Sheets as of December 31, 2023. See Note 17, Discontinued Operations, for additional information on the divestitures.

As a result of classifying the Industrial Automation reporting segment as a discontinued operation, CVG has three reportable segments for 2024: Vehicle Solutions, Electrical Systems and Aftermarket & Accessories. The financial information reported for Vehicle Solutions and Aftermarket & Accessories excludes the activity from the Kings Mountain, North Carolina facility as a result of the divestiture. The Company’s Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, reviews financial information for these three reportable segments and makes decisions regarding the allocation of resources based on these segments. See Note 16, Segment Reporting, for more information.

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
Inventories - Inventories are valued at the lower of first-in, first-out cost or net realizable value. Inventory quantities on-hand are regularly reviewed and when necessary provisions for excess and obsolete inventory are recorded based primarily on our estimated production requirements, taking into consideration expected market volumes and future potential use.

Inventories consisted of the following as of December 31:

	2024	2023
Raw materials	$98,677	$88,474
Work in process	10,960	12,044
Finished goods	18,587	16,749
Total Inventories	$128,224	$117,267
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation.
Property, plant, and equipment, net consisted of the following as of December 31:

	2024	2023
Land and buildings	$26,613	$28,575
Machinery and equipment	211,984	210,931
Construction in progress	8,075	6,295
Property, plant, and equipment, gross	246,672	245,801
Less accumulated depreciation	(177,811)	(176,878)
Property, plant and equipment, net	$68,861	$68,923
For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives (generally 15 to 40 years for buildings and building improvements, three to 20 years for machinery and equipment, three to seven years for tools and dies, and three to five years for computer hardware and software). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2024, 2023 and 2022 was $13.9 million, $13.1 million and $13.4 million, respectively.
For each of the years ended December 31, 2024, 2023 and 2022, unpaid purchases of property and equipment included in accounts payable were $1.3 million, $1.0 million and $1.7 million, respectively.
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
Income Taxes - We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax laws and rates expected to be in place when the deferred tax items are realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the cumulative three-year income position, (2) the nature, frequency and severity of any current and cumulative losses; (3) forecasts of future profitability; (4) the duration of statutory carryforward periods; (5) our experience with operating loss and tax credit carryforwards not expiring unused, and (6) tax planning alternatives. As of December 31, 2024, the Company was in a cumulative three-year taxable loss position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to establish a valuation allowance. As of December 31, 2023, the Company was in a cumulative three-year taxable income position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to reverse the previously recognized valuation allowance.

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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2024, receivables from our five top customers represented approximately 54.7% of total receivables.
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
Foreign Currency Forward Exchange Contracts - We use forward exchange contracts to hedge certain foreign currency transaction exposures. We estimate our projected revenues and purchases in certain foreign currencies or locations and hedge a portion of the anticipated long or short position. The contracts typically run from one month to twelve months. All forward foreign exchange contracts that are not designated as hedging instruments have been marked-to-market and the fair value of contracts recorded in the Consolidated Balance Sheets with the offsetting non-cash gain or loss recorded in our Consolidated Statements of Operations. For forward contracts that are designated as hedging instruments, the gains and losses are recorded in accumulated other comprehensive income (loss) and recognized in the Consolidated Statement of Operations when the contracts are settled. We do not hold or issue foreign exchange options or forward contracts for trading purposes.
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU updates improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
Accounting Pronouncements Implemented During the Year Ended December 31, 2024
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company implemented ASU 2023-07 as of December 31, 2024 and amended related segment disclosures. See Note 16, Segment Reporting.

2.     Revenue Recognition

Our products include seating systems, plastic components, electrical wire harnesses, mirrors, wipers and other accessories. We sell these products into multiple geographic regions including North America, Europe and Asia-Pacific and to multiple end markets. The nature, timing and uncertainty of recognition of revenue and associated cash flows across the varying product lines, geographic regions and customer end markets is substantially consistent.

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

Amount and Timing of Revenue Recognition - The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2024, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $118.7 million as of December 31, 2024 and $129.3 million as of December 31, 2023. We generally do not have other assets or liabilities associated with customer arrangements.
Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Twelve Months Ended December 31, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Total
Seats	$245,733	$—	$66,194	$311,927
Electrical wire harnesses, panels and assemblies	2,756	189,626	13,501	205,883
Plastic & Trim components	152,413	—	5,176	157,589
Mirrors, wipers and controls	3,262	—	44,694	47,956
Total	$404,164	$189,626	$129,565	$723,355

	Twelve Months Ended December 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Total
Seats	$274,591	$—	$71,114	$345,705
Electrical wire harnesses, panels and assemblies	2,985	228,424	13,967	245,376
Plastic & Trim components	186,816	—	7,604	194,420
Mirrors, wipers and controls	5,570	—	44,398	49,968
Total	$469,962	$228,424	$137,083	$835,469

	Twelve Months Ended December 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Total
Seats	$286,262	$—	$75,354	$361,616
Electrical wire harnesses, panels and assemblies	89	180,369	10,316	190,774
Plastic & Trim components	179,910	—	5,552	185,462
Mirrors, wipers and controls	4,073	35	40,623	44,731
Total	$470,334	$180,404	$131,845	$782,583

3. Debt
Debt consisted of the following at December 31:

	2024	2023
Term loan facility	$85,000	$141,563
Revolving credit facility	50,500	—
Unamortized discount and issuance costs	—	(49)
	$135,500	$141,514
Less: current portion	(8,438)	(15,313)
Total long-term debt, net of current portion	$127,062	$126,201
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
On May 12, 2022, the Company and certain of its subsidiaries entered into a second amendment ("Amendment No. 2") to its Credit Agreement pursuant to which the Lenders upsized the existing term loan facility to $175 million in aggregate principal amount and increased the revolving credit facility commitments by $25 million to an aggregate of $150 million in revolving credit facility commitments. The Revolving Credit Facility includes a $10 million swing line sublimit and a $10 million letter of credit sublimit. The amended Credit Agreement provides for an incremental term facility agreement and/or an increase of the Revolving Credit Facility, in a maximum aggregate amount of (a) up to the date of receipt of financial statements for the fiscal quarter ending June 30, 2022, $75 million, and (b) thereafter, (i) $75 million less the aggregate principal amount of Incremental Facilities incurred before such date, plus (ii) an unlimited amount if the pro forma consolidated total leverage ratio (assuming the Incremental Facilities are fully drawn) is less than 2.50:1.0. Further, separate from the Company’s annual $35 million capital spending cap, a one-time $45 million capital project basket was included in the Amendment. All other key provisions, including the $75 million accordion, acquisition holiday, and other baskets remain unchanged. The Credit Facilities mature on May 12, 2027 (the “Maturity Date”).
Amendment No. 2 resulted in a loss on extinguishment of debt of $0.9 million, including $0.6 million non-cash write off relating to deferred financing costs and unamortized discount of the Term Loan Facility and $0.3 million of other fees associated with the Amendment, recorded in our Consolidated Statements of Operations for the twelve months ended December 31, 2022.
On July 30, 2024, the Company and certain of its subsidiaries, as guarantors, entered into a third amendment (Amendment No. 3"), which amended the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries. The Company repaid $20.0 million in accordance with Amendment No.3 during the three months ended September 30, 2024.
On December 19, 2024, the Company and certain of its subsidiaries entered into a fourth amendment ("Amendment No. 4") to its credit agreement pursuant to which the Lenders reduced the existing term loan facility to $85 million in aggregate principal amount, reduced the revolving credit facility commitments by $25 million to an aggregate of $125 million in revolving credit facility commitments, and revised the covenant calculation including increasing the maximum consolidated total leverage ratio to 4.25:1.0 (which will be subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; and to 3.00:1.0 for each fiscal quarter thereafter). Subject to the terms of the amended Credit Agreement, the Revolving Credit Facility includes a $10 million swing line sublimit and a $10 million letter of credit sublimit. The amended Credit Agreement provides for an incremental term facility agreement and/or an increase of the Revolving Credit Facility, in a maximum aggregate amount of $15 million.
Amendment No. 4 resulted in a loss on extinguishment of debt of $0.5 million, including a $0.3 million non-cash write off relating to deferred financing costs of the Term loan facility due 2027 and $0.2 million of other associated fees.
At December 31, 2024 we had $50.5 million borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $73.4 million. Combined with availability under our China Credit Facility (described below) of approximately $11.0 million, total consolidated availability was $84.4 million at December 31, 2024. The unamortized deferred financing fees associated with the Revolving Credit Facility were $0.8 million and $1.0 million as of December 31, 2024 and December 31, 2023, respectively, and are being amortized over the remaining life of the Credit Agreement. At December 31, 2023, we had no borrowings under the Revolving Credit Facility and outstanding letters of credit of $1.2 million.
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

Pricing Tier	Consolidated Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Term SOFR Loans	Base Rate Loans
I	≥ 4.00 to 1.00	0.45%	3.25%	3.25%	2.25%
II	< 4.00 to 1.00 but ≥ 3.50 to 1.00	0.40%	3.00%	3.00%	2.00%
III	< 3.50 to 1.00 but ≥ 3.00 to 1.00	0.35%	2.75%	2.75%	1.75%
IV	< 3.00 to 1.00 but ≥ 2.50 to 1.00	0.30%	2.50%	2.50%	1.50%
V	< 2.50 to 1.00	0.25%	2.25%	2.25%	1.25%

Guarantee and Security
All obligations under the Amended Credit Agreement and related documents are unconditionally guaranteed by each of the Company’s existing and future direct and indirect wholly owned material domestic subsidiaries, subject to certain exceptions (the “Guarantors”). All obligations of the Company under the Credit Agreement and the guarantees of those obligations are secured by a first priority pledge of substantially all of the assets of the Company and of the Guarantors, subject to certain exceptions. The property pledged by the Company and the Guarantors includes a first priority pledge of all of the equity interests owned by the Company and the Guarantors in their respective domestic subsidiaries and a first priority pledge of the equity interests owned by the Company and the Guarantors in certain foreign subsidiaries, in each case, subject to certain exceptions.
Covenants and other terms
The Amended Credit Agreement contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; make acquisitions; and other matters customarily included in senior secured loan agreements.
The Amended Credit Agreement also contains customary reporting and other affirmative covenants, as well as customary events of default, including, without limitation, nonpayment of obligations under the Credit Facilities when due; material inaccuracy of representations and warranties; violation of covenants in the Credit Agreement and certain other documents executed in connection therewith; breach or default of agreements related to material debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain material judgments; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act events; and a change in control of the Company. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.
The Amended Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 4.25:1.0 (which was subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; to 3.00:1.0 for each fiscal quarter thereafter).
We were in compliance with the covenants as of December 31, 2024.
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
Foreign Facility
In the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). China Credit Facility was renewed in the quarter ended December 31, 2024, with availability of approximately $11.0 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had no outstanding borrowings under the China Credit Facility as of December 31, 2024 and December 31, 2023. At December 31, 2024, we had $11.0 million of availability under the China Credit Facility.
Cash Paid for Interest
For the twelve months ended December 31, 2024, 2023 and 2022, cash payments for interest were $11.7 million, $12.8 million and $9.3 million, respectively.

4.    Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		December 31, 2024			December 31, 2023
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	30 years	$8,182	$(5,251)	$2,931	$8,265	$(5,070)	$3,195
Customer relationships	15 years	5,227	(4,240)	987	12,972	(9,573)	3,399
		$13,409	$(9,491)	$3,918	$21,237	$(14,643)	$6,594
The aggregate intangible asset amortization expense was $0.6 million, $1.1 million and $1.1 million for the fiscal year ended December 31, 2024, 2023 and 2022. The estimated intangible asset amortization expense for each of the five succeeding fiscal years ending after December 31, 2024 is $0.6 million for the years ending December 31, 2025 through 2029. The decrease in Net carrying value of the Intangible assets as of December 31, 2024 from 2023 is due to the sale of the FinishTEK business in January 2024.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of December 31, 2024, hedge contracts for transactions denominated Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Consolidated Statements of Operations.
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
The fair values of our derivative assets and liabilities and Contingent Consideration measured on a recurring basis as of December 31 and are categorized as follows:

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$—	$—	$—	$—	$1,318	$—	$1,318	$—
Interest rate swap agreement	$1,069	$—	$1,069	$—	$1,073	$—	$1,073	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$5,698	$—	$5,698	$—	$—	$—	$—	$—
Foreign exchange contract not designated as hedging instruments	$53	$—	$53	$—	$304	$—	$304	$—

The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2024		2023
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$54,359	$55,251	$56,741	$58,094
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$4,697	$5,023	$16,608	$16,806
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation of derivatives in the Consolidated Balance Sheets at December 31:

	Derivative Asset
	Balance Sheet Location	Fair Value
		2024	2023
Foreign exchange contract designated as hedging instruments	Other current assets	$—	$1,179
Foreign exchange contract designated as hedging instruments	Other assets	$—	$139
Interest rate swap agreement	Other assets	$1,069	$1,073

	Derivative Liability
	Balance Sheet Location	Fair Value
		2024	2023
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$5,648	$—
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$50	$—
Foreign exchange contract not designated as hedging instruments	Accrued liabilities and other	$53	$304

	Derivative Equity
	Balance Sheet Location	Fair Value
		2024	2023
Foreign exchange contract designated as hedging instruments	Accumulated other comprehensive loss	$(2,119)	$1,354
Interest rate swap agreements	Accumulated other comprehensive loss	$897	$3,484
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations:

		2024	2023
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contract designated as hedging instruments	Cost of revenues	$(2,454)	$5,339
Interest rate swap agreements	Interest expense	$1,498	$1,466
Interest rate swap agreements settled in 2022	Interest expense	$755	$756
Foreign exchange contract not designated as hedging instruments	Other (income) expense	$281	$(220)

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

Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed is classified as Level 2. The carrying amounts and fair values of our long-term debt obligations are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$85,000	$84,363	$141,514	$139,213
Revolving Credit Facility	$50,500	$50,500	$—	$—
1    Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $8.4 million and long-term debt of $76.6 million as of December 31, 2024, and current portion of long-term debt of $15.3 million and long-term debt of $126.2 million as of December 31, 2023.

6.    Leases
The Company leases office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. Our leases have remaining lease terms of one year to eighteen years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows:

	Twelve Months Ended December 31,
	2024	2023

Operating lease cost	$10,289	$9,225
Finance lease cost:
Amortization of right-of-use assets	92	150
Interest on lease liabilities	9	14
Finance lease cost	$101	$164
Short-term lease cost [1]	4,423	6,168
Total lease expense	$14,813	$15,557
1.Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,797	$8,843
Financing cash flows from finance leases	$107	$154

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2024	December 31, 2023
Operating Leases
Right-of-use assets, net	Operating lease right-of-use asset, net	$29,931	$31,165

Current liabilities	Current operating lease liabilities	8,033	7,502
Non-current liabilities	Long-term operating lease liabilities	22,795	24,417
Total operating lease liabilities		$30,828	$31,919

Finance Leases
Right-of-use assets, net	Other assets	$97	$205

Current liabilities	Accrued liabilities and other	57	108
Non-current liabilities	Other long-term liabilities	37	107
Total finance lease liabilities		$94	$215

Weighted Average Remaining Lease Term
Operating leases		6.7 years	7.1 years
Finance leases		1.7 years	3.0 years
Weighted Average Discount Rate
Operating leases		12.7%	11.3%
Finance leases		8.6%	6.6%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2025	$11,184	$63	$11,247
2026	8,582	30	8,612
2027	5,461	8	5,469
2028	3,972	1	3,973
2029	3,051	—	3,051
Thereafter	14,904	—	14,904
Total lease payments	$47,154	$102	$47,256
Less: Imputed interest	(16,326)	(8)	(16,334)
Present value of lease liabilities	$30,828	$94	$30,922
As of December 31, 2024, the Company had an additional lease that had not commenced which will create approximately $7 million of additional right-of-use assets in the first quarter of 2025.

7.    Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2024	2023	2022
Domestic	$(20,095)	$(1,017)	$(25,410)
Foreign	11,854	29,447	29,688
Total	$(8,241)	$28,430	$4,278
A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2024	2023	2022
Federal provision (benefit) at statutory rate	$(1,730)	$5,970	$(224)
U.S./Foreign tax rate differential	604	828	2,320
Foreign non-deductible expenses	376	(14)	(1,084)
Foreign tax provision	311	821	1,734
State taxes, net of federal benefit	(337)	(1)	(297)
State tax rate change, net of federal benefit	72	(201)	(33)
Change in uncertain tax positions	(343)	209	38
Change in valuation allowance	28,769	(21,750)	14,776
Tax credits	(1,738)	(2,284)	(1,244)
Share-based compensation	457	(30)	(91)
Executive compensation (IRC 162m)	38	226	871
Repatriation of foreign earnings	1,237	435	1,245
GILTI, net of related foreign tax credit	—	142	365
Pension settlement	—	—	3,394
Other	(223)	446	(866)
Provision (benefit) for income taxes	$27,493	$(15,203)	$20,904

The provision (benefit) for income taxes for the years ended December 31 follows:

	2024			2023			2022
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(289)	$19,963	$19,674	$(2,157)	$(18,166)	$(20,323)	$(338)	$16,831	$16,493
State and local	56	3,592	3,648	433	(3,355)	(2,922)	276	4,039	4,315
Foreign	3,685	486	4,171	7,220	822	8,042	8,486	(8,390)	96
Total	$3,452	$24,041	$27,493	$5,496	$(20,699)	$(15,203)	$8,424	$12,480	$20,904

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2024	2023
Noncurrent deferred tax assets:
Amortization and fixed assets	$6,106	$11,070
Inventories	2,893	5,184
Pension obligations	2,467	2,467
Warranty obligations	226	264
Accrued benefits	792	1,035
Operating leases	9,486	9,858
Tax credit carryforwards	8,612	6,073
Net operating loss carryforwards	18,233	10,705
Other temporary differences	8,883	8,787
Total noncurrent deferred tax assets	$57,698	$55,443
Valuation allowance	(35,934)	(9,342)
Net noncurrent deferred tax assets	$21,764	$46,101
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(1,132)	$(1,309)
Inventories	(59)	(8)
Operating leases	(9,242)	(9,428)
Other temporary differences	(571)	(2,061)
Total noncurrent tax liabilities	(11,004)	(12,806)
Net noncurrent deferred tax liabilities	$(11,004)	$(12,806)
Total net deferred tax asset	$10,760	$33,295
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Net non-current deferred tax assets	$11,084	$33,568
Non-current deferred tax liabilities (included in Other long-term liabilities)	$(324)	$(273)
Total net deferred tax asset	$10,760	$33,295

We assess whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In making such judgments, the most weight is given to the cumulative three-year income (loss) position as it can be objectively verified. During 2022, (1) the Company established a valuation allowance on its U.S. deferred tax assets of $24.5 million due to the cumulative three-year loss position, and (2) reversed the valuation allowance on its U.K. deferred tax assets of $9.9 million based on the cumulative three-year income position. During 2023, the Company reversed the valuation allowance on its U.S. deferred tax assets of $22.0 million as the three-year cumulative income position was sufficient to overcome the weight of the negative evidence during the year ended December 31, 2023.

During 2024, we recorded a valuation allowance of $26.6 million primarily related to establishing a full valuation allowance on our U.S. deferred tax assets due to the cumulative three-year loss position. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.

For the twelve months ended December 31, 2024, 2023 and 2022, cash paid for taxes, net of refunds received, were $8.4 million, $10.9 million and $4.0 million, respectively.

Activity for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Balance - Beginning of the year	$9,340	$31,090	$18,371
Provisions	26,594	297	24,506
Utilizations and reversals	—	(22,047)	(11,787)
Balance - End of the year	$35,934	$9,340	$31,090

As of December 31, 2024, the Company had net operating loss carryforwards of $128.7 million, of which $32.2 million related to foreign jurisdictions, $35.7 million related to U.S. Federal, and $60.8 million related to U.S. state jurisdictions, $5.2 million of U.S. foreign tax credit carryforwards, and $3.0 million of research and development tax credit carryforwards. The carryforward periods for these net operating losses range from five years to indefinite, foreign tax credits begin to expire in 2027, and research and development tax credits begin to expire in 2037. Utilization of these carryforwards is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction.
As of December 31, 2024, cash of $26.6 million was held by foreign subsidiaries. During the year ended December 31, 2024, $13.4 million was repatriated from the Company's foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of December 31, 2024 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2018. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.
As of December 31, 2024, and 2023, we provided a liability of $0.9 million and $1.3 million, respectively, for unrecognized tax benefits associated with our U.S. federal and state, and foreign jurisdictions. The majority of these unrecognized tax benefits are netted against their related non-current deferred tax assets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.8 million and $1.2 million accrued for the payment of interest and penalties as of December 31, 2024 and December 31, 2023, respectively. Accrued interest and penalties are included in the $0.9 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2024	2023	2022
Balance - Beginning of the year	$1,338	$1,089	$1,093
Gross increase - tax positions in prior periods	154	60	426
Gross increases - current period tax positions	—	149	—
Lapse of statute of limitations	(571)	—	(389)
Currency translation adjustment	20	40	(41)
Balance - End of the year	$941	$1,338	$1,089

8.    Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2024	2023
Compensation and benefits	$12,542	$23,604
Derivative liabilities	5,701	304
Accrued freight	3,243	2,679
Taxes payable	2,122	5,020
Accrued legal and professional fees	1,694	1,535
Customer tooling projects	1,259	1,217
Warranty costs	1,207	1,458
Other	4,557	9,019
	$32,325	$44,836

9.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $4.6 million, $4.3 million and $4.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	Non-U.S. Pension Plan
	2024	2023
Change in benefit obligation:
Benefit obligation — Beginning of the year	$32,172	$29,885
Interest cost	1,399	1,418
Benefits paid	(1,736)	(1,801)
Actuarial (gain) loss	(2,734)	1,087
Exchange rate changes	(435)	1,583
Benefit obligation at end of the year	$28,666	$32,172
Change in plan assets:
Fair value of plan assets — Beginning of the year	$23,052	$21,537
Actual return on plan assets	(1,652)	1,053
Employer contributions	1,240	1,125
Benefits paid	(1,736)	(1,801)
Exchange rate changes	(313)	1,138
Fair value of plan assets at end of the year	20,591	23,052
Funded status [1]	$(8,075)	$(9,120)
1 Amounts are included in Pension and other post-retirement liabilities in the Consolidated Balance Sheets at December 31, 2024 and 2023.

Actuarial Gain - The projected Non-U.S. benefit obligation includes a net gain of $2.7 million for the year ended December 31, 2024 driven primarily by an increase in the discount rate assumption.

The components of net periodic cost (benefit) for the years ended December 31 were as follows:

	Non-U.S. Pension Plan
	2024	2023	2022
Interest cost	$1,399	$1,418	$785
Expected return on plan assets	(1,293)	(1,221)	(1,016)
Amortization of prior service cost	50	48	48
Recognized actuarial loss	872	757	603
Net periodic cost (benefit)	$1,028	$1,002	$420

Net periodic cost (benefit) components, not inclusive of service costs, are recognized in Other (income) expense within the Consolidated Statements of Operations.

Amounts Recognized in Other Comprehensive Income (Loss) - Amounts recognized in Other comprehensive income (loss), before taking into account income tax effects, at December 31 are as follows:

	Non-U.S. Pension Plan
	2024	2023	2022
Net actuarial loss	$13,899	$14,165	$13,603
Prior service cost	538	572	618
	$14,437	$14,737	$14,221
Other Changes in Plan Assets and Benefit Obligations Recognized in Comprehensive Income (Loss) - Amounts recognized as other changes in plan assets and benefit obligations in comprehensive income (loss), before taking into account income tax effects, for the year ended December 31 are as follows:

	Non-U.S. Pension Plan
	2024	2023
Actuarial (gain) loss	$205	$1,186
Amortization of actuarial (loss) gain	(844)	(716)
Prior service credit	(48)	(46)
Total recognized in other comprehensive income (loss)	$(687)	$424
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Non-U.S. Pension Plan
	2024	2023
Discount rate	5.40%	4.45%
Weighted-average assumptions used to determine net periodic benefit cost at December 31 were as follows:

	Non-U.S. Pension Plan
	2024	2023	2022
Discount rate	4.45%	4.45%	1.80%
Expected return on plan assets	5.65%	5.65%	2.90%
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
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.5 million to our non-U.S. pension plan and our other post-retirement benefit plans in 2025.
Our investment allocation target for our non-U.S. pension plan for 2024 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation %		Actual Allocations %
	2024	2023	2024	2023
Cash and cash equivalents	—	—	1	1
Equity/Balanced securities	27	23	26	23
Fixed income securities	73	77	73	76
	100%	100%	100%	100%

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
The fair values of our pension plan assets by asset category and by level as described in Note 1, Significant Accounting Policies, for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Insurance contracts and other	$20,591	$—	$20,591	$—
Total pension fund assets	$20,591	$—	$20,591	$—

	December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Insurance contract and other	$23,052	$—	$23,052	$—
Total pension fund assets	$23,052	$—	$23,052	$—

The following table summarizes expected future benefit payments out of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2025	$1,995
2026	$1,918
2027	$1,937
2028	$1,997
2029	$2,088
2030 to 2034	$9,915

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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2023	$1,901
New grants	3,028
Forfeitures [1]	(705)
Adjustments	(3,200)
Payments	(324)
Adjusted Award Value at December 31, 2024	$700
1.Forfeitures includes $0.2 million of expense reversed in 2024 that is attributable to Industrial Automation business and included in discontinued operations for the years ended December 31, 2024.
The Company generally grants performance awards in the first quarter of each year. Unrecognized compensation expense was $0.5 million as of December 31, 2024.

11.    Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $3.9 million, $3.8 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
As of December 31, 2024, there was approximately $4.4 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of December 31, 2024 and changes during the twelve-month period ending December 31, 2024, is presented below:

	2024
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested - beginning of year	591	$7.66
Granted	820	4.76
Vested	(490)	7.45
Forfeited	(86)	6.84
Non-vested - end of year	835	$5.02
As of December 31, 2024, a total of 1.3 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2024; however, our employees surrendered 118 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

12.    Stockholders’ Equity
Common Stock - Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 33,694,396 and 33,322,535 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.
Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2024 and 2023.
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

Diluted earnings (loss) per share for years ended December 31, 2024, 2023 and 2022 includes the effects of potential common shares when dilutive and is as follows:

	2024	2023	2022
Net income (loss)	$(27,867)	$49,411	$(21,971)
Net income (loss) from continuing operations	$(35,734)	$43,633	$(16,626)
Net income (loss) from discontinued operations	$7,867	$5,778	$(5,345)
Weighted average number of common shares outstanding (in '000s)	33,418	33,040	32,334
Dilutive effect of restricted stock grants after application of the treasury stock method (in '000s)	—	541	—
Dilutive shares outstanding	33,418	33,581	32,334
Basic earnings (loss) per share from continuing operations	$(1.07)	$1.32	$(0.51)
Basic earnings (loss) per share from discontinued operations	$0.24	$0.18	$(0.17)
Diluted earnings (loss) per share from continuing operations	$(1.07)	$1.30	$(0.51)
Diluted earnings (loss) per share from discontinued operations	$0.24	$0.17	$(0.17)
There were 428 thousand anti-dilutive shares for the year ended December 31, 2024. There were no anti-dilutive shares for the year ended December 31, 2023. There were 113 thousand anti-dilutive shares for the year ended December 31, 2022.
Dividends — We have not declared or paid any cash dividends in the past. The terms of our Credit Agreement restrict the payment or distribution of our cash or other assets, including cash dividend payments.

13.    Other Comprehensive Income (Loss)
The activity for each item of accumulated other comprehensive income (loss) is as follows:

	Foreign currency items	Pension and other post-retirement benefit plans	Derivative Instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2022	$(24,811)	$(11,512)	$4,773	$(31,550)
Net current period change	1,584	(178)	7,627	9,033
Amounts reclassified into earnings	—	(206)	(7,561)	(7,767)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(7,435)	53	(6,262)	(13,644)
Amounts reclassified into earnings	—	384	201	585
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)

The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2024 and 2023 are as follows:

2024	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(7,435)	$—	$(7,435)
Net actuarial gain and prior service credit	(108)	161	53
Derivative instruments	(8,294)	2,032	(6,262)
Net unrealized gain (loss)	(15,837)	2,193	(13,644)
Amounts reclassified into earnings:
Actuarial loss and prior service cost	384	—	384
Derivative instruments activity	299	(98)	201
Net realized gain (loss)	683	(98)	585
Total other comprehensive income (loss)	$(15,154)	$2,095	$(13,059)

2023	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$1,584	$—	$1,584
Net actuarial gain and prior service credit	(438)	260	(178)
Derivative instruments	9,792	(2,165)	7,627
Net unrealized gain (loss)	10,938	(1,905)	9,033
Amounts reclassified into earnings:
Actuarial loss and prior service cost	(206)	—	(206)
Derivative instruments activity	(10,085)	2,524	(7,561)
Net realized gain (loss)	(10,291)	2,524	(7,767)
Total other comprehensive income	$647	$619	$1,266

14.    Cost Reduction and Manufacturing Capacity Rationalization

During the quarter ended December 31, 2023, management approved restructuring programs to align the Company’s cost structure to support margin expansion. The programs include workforce reductions and footprint optimization across segments. We incurred $10.8 million expense during the year ended December 31, 2024 related to this program.

The changes in accrued restructuring balances are as follows:

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Corporate/Other	Total
December 31, 2023	$128	$—	$—	$983	$1,111
New charges	5,936	3,745	939	164	10,784
Payments and other adjustments	(6,036)	(3,745)	(939)	(787)	(11,507)
December 31, 2024	$28	$—	$—	$360	$388

	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Corporate/Other	Total
December 31, 2022	$(5)	$—	$—	$—	$(5)
New charges	809	8	—	983	1,800
Payments and other adjustments	(676)	(8)	—	—	(684)
December 31, 2023	$128	$—	$—	$983	$1,111

Of the $10.8 million costs incurred in the twelve months ended December 31, 2024, $8.4 million primarily related to headcount reductions and $2.4 million related to facility exit and other costs. For the twelve months ended December 31, 2024, Vehicle Solutions segment had new charges of $4.5 million related to headcount reductions and $1.4 million related to facility exit and other costs. Electrical Systems segment had a new charge of $3.7 million related to headcount reductions. Aftermarket & Accessories segment had a new charge of $0.9 million related to facility exit and other costs. Corporate had a new charge of $0.2 million related to headcount reductions. Of the $10.8 million costs incurred, $9.2 million was recorded in cost of revenues and $1.6 million was recorded in selling, general and administrative expenses.
Of the $1.8 million costs incurred in the twelve months ended December 31, 2023, $1.8 million related to headcount reductions. For the twelve months ended December 31, 2023, Vehicle Solutions segment had new charges of $0.8 million related to headcount reductions. Corporate had a new charge of $1.0 million related to headcount reductions. Of the $1.8 million costs incurred, $0.8 million was recorded in cost of revenues and $1.0 million was recorded in selling, general and administrative expenses.

15.    Commitments and Contingencies
Leases - As disclosed in Note 6, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2024, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2024 and 2023, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2024 and 2023, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets.
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

The following presents a summary of the warranty provision for the years ended December 31:

	2024	2023
Balance - beginning of the year	$1,458	$1,433
Provision for warranty claims	1,872	1,163
Deduction for payments made and other adjustments	(2,123)	(1,138)
Balance - end of year	$1,207	$1,458

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

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2027; no payments are due thereafter:

Year Ending December 31,
2025	$8,437
2026	$24,063
2027	$103,000
2028	$—
2029	$—
Thereafter	$—

16.    Segment Reporting
Our President and Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The CODM uses segment operating income compared to historical results, budgets, and forecasted financial information, in order to assess segment performance and allocate operating and capital resources. Our CODM does not evaluate operating segments using asset information. Each of these segments consists of a number of manufacturing facilities. Certain of our facilities manufacture and sell products through multiple product lines. Our segments are more specifically described below.
CVG's reportable segments were impacted in the current period due to the divestiture of the cab structure business with operations in Kings Mountain, North Carolina and the Industrial Automation segment. As a result of classifying the Industrial Automation reporting segment as a discontinued operation, CVG has three reportable segments for 2024: Vehicle Solutions, Electrical Systems and Aftermarket & Accessories. Additionally, as a result of classifying the cab structure divestiture as discontinued operations, the financial information reported for Vehicle Solutions and Aftermarket & Accessories excludes the activity from Kings Mountain, North Carolina.

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
•Plastic & Trim components primarily for the North America commercial vehicle market, MD/HD truck market and power sports markets.

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
Corporate expenses consist of certain overhead and shared costs that are not allocated to the operations of a segment.
The following tables present financial information for the Company's reportable segments for the periods indicated:

	For the year ended December 31, 2024
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Total
Revenues	$404,164	$189,626	$129,565	$723,355
Cost of revenues	364,936	178,925	106,217	650,078
Gross profit	39,228	10,701	23,348	73,277
Selling, general & administrative expenses	21,326	10,252	8,322	39,900
Operating income	$17,902	$449	$15,026	$33,377
Corporate and other unallocated costs				34,135
Other (income) expense				(2,200)
Interest expense				9,174
Loss on early extinguishment of debt				509
Loss before provision for income taxes				$(8,241)

Capital expenditures, depreciation and restructuring:
Capital expenditures	$6,794	$5,968	$1,187
Depreciation expense	$7,171	$4,616	$1,605
Restructuring	$5,936	$3,745	$939

	For the year ended December 31, 2023
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Total
Revenues	$469,962	$228,424	$137,083	$835,469
Cost of goods sold	410,599	193,027	110,569	714,195
Gross profit	59,363	35,397	26,514	121,274
Selling, general & administrative expenses	26,109	9,107	8,144	43,360
Operating income	$33,254	$26,290	$18,370	$77,914
Corporate and other unallocated costs				38,041
Other (income) expense				1,195
Interest expense				10,248
Income before provision for income taxes				$28,430

Capital expenditures, depreciation and restructuring:
Capital expenditures	$7,769	$9,096	$1,762
Depreciation expense	$7,356	$3,972	$1,288
Restructuring	$809	$8	$—

	For the year ended December 31, 2022
	Vehicle Solutions	Electrical Systems	Aftermarket & Accessories	Total
Revenues	$470,334	$180,404	$131,845	$782,583
Cost of goods sold	427,260	156,411	113,384	697,055
Gross profit	43,074	23,993	18,461	85,528
Selling, general & administrative expenses	23,533	5,775	6,915	36,223
Operating income	$19,541	$18,218	$11,546	$49,305
Corporate and other unallocated costs				24,484
Other (income) expense				10,463
Interest expense				9,159
Loss on early extinguishment of debt				921
Income before provision for income taxes				$4,278

Capital expenditures, depreciation and restructuring:
Capital expenditures	$7,774	$3,936	$3,692
Depreciation expense	$7,490	$3,496	$1,309
Restructuring	$751	$674	$1,909
The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2024		2023		2022
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$504,455	$65,957	$596,620	$67,727	$550,783	$65,279
Czech Republic	93,106	6,679	102,786	8,583	88,295	6,565
All other countries	125,794	26,253	136,063	23,983	143,505	17,835
	$723,355	$98,889	$835,469	$100,293	$782,583	$89,679
Sales to two of our customers was individually in excess of 10% of total Company revenues in each of the years ended December 31, 2024, 2023 and 2022, as noted in the table below. The following table presents revenue from the above mentioned customer as a percentage of total revenue:

		Years Ended December 31,
Customer	Primary Segment	2024	2023	2022
Customer A	Vehicle Solutions	13%	13%	13%
Customer B	Vehicle Solutions	11%	10%	16%

17.    Discontinued Operations

On July 31, 2024, the Company entered into a purchase agreement to sell its cab structures business with operations in Kings Mountain, North Carolina for approximately $40 million. On September 6, 2024, the Company entered into an Amendment to the Purchase Agreement whereby the transaction closed on September 6, 2024 with the Company receiving $20 million of the purchase price on September 6, 2024 and $20 million (subject to adjustment) on October 1, 2024. The decision to divest this business was part of our strategy to reduce our exposure to the cyclical Class 8 market, lower our customer concentration, remove complexity from our business, and improve our return profile.

On October 30, 2024, the Company entered into a purchase agreement to sell its First Source Electronics (FSE) business with operations in Elkridge, Maryland for approximately $1.5 million, with a note in the amount of $0.5 million and earn out potential of an additional $1.5 million subject to certain criteria. The Elkridge facility is the primary manufacturing facility of the Company's Industrial Automation segment. The decision to divest this business was part of our strategy to continually evaluate our portfolio of businesses and product lines for strategic fit and continued investment.

We determined that the sale of the cab structures and Industrial Automation businesses represent discontinued operations as they constitute disposals of a product line and an operating segment, respectively, and are a strategic shift that will have a major effect on our operations and financial results (individually and collectively). As a result, we reclassified the related earnings (loss) from continuing operations to earnings (loss) from discontinued operations - net of income taxes on the consolidated statement of earnings (loss) for all the periods presented. No amounts for shared general and administrative operating support expense were allocated to the discontinued operation. The assets and liabilities related to these divestitures were classified under a held for sale designation within the Consolidated Balance Sheets as of December 31, 2023.

The Company has continuing involvement with the cab structures business through a transition services agreement (TSA), pursuant to which the Company and Buyer parties provide certain service to each other for a period of time following the disposition, up to one year. While the transition services are expected to vary in duration depending upon the type of service provided, the Company expects to reduce costs as the transition services are completed. The Company recognized $3.2 million of income related to the transition services agreement for the twelve months ended December 31, 2024, which was presented in Continuing operations, Other (income) expense in the Condensed Consolidated Statements of Operations.
The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2024 and 2023.

	Twelve Months Ended December 31,
	2024	2023	2022
Income (loss) from discontinued operations, net of tax
Cab structures business	$20,078	$7,126	$1,873
Industrial Automation segment	(12,211)	(1,348)	(7,218)
Total income from discontinued operations, net of tax	$7,867	$5,778	$(5,345)

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Operations attributable to each discontinued operation for the twelve months ended December 31, 2024 and 2023.

	Twelve Months Ended December 31,
	2024	2023	2022
Income (loss) from discontinued operations attributable to Cab structures business:
Revenues	$93,150	$120,310	$111,223
Cost of revenues	101,826	110,871	107,943
Gross profit	(8,676)	9,439	3,280
Selling, general and administrative expenses	—	—	1,407
Operating income (loss)	(8,676)	9,439	1,873
Income (loss) before provision for income taxes	(8,676)	9,439	1,873
Provision (benefit) for income taxes of discontinued operations	—	2,313	—
Earnings (loss) from discontinued operations - before gain on sale of discontinued operations	(8,676)	7,126	1,873
Gain on disposition of discontinued operations, net of income taxes	28,754	—	—
Net income from discontinued operations, net of income taxes	$20,078	$7,126	$1,873

	Twelve Months Ended December 31,
	2024	2023	2022
Income (loss) from discontinued operations attributable to Industrial Automation segment:
Revenues	$16,468	$38,900	$87,747
Cost of revenues	17,220	35,707	89,549
Gross profit	(752)	3,193	(1,802)
Selling, general and administrative expenses	3,355	4,445	4,748
Operating loss	(4,107)	(1,252)	(6,550)
Interest expense	248	443	668
Loss before provision for income taxes	(4,355)	(1,695)	(7,218)
Provision (benefit) for income taxes of discontinued operations	—	(347)	—
Loss from discontinued operations - before loss on sale of discontinued operations	(4,355)	(1,348)	(7,218)
Loss on disposition of discontinued operations, net of income taxes	(7,856)	—	—
Net loss from discontinued operations, net of income taxes	$(12,211)	$(1,348)	$(7,218)

The following table presents the major classes of assets and liabilities of the cab structures and Industrial Automation segment as of December 31, 2023 that were classified as held for sale in the accompanying Consolidated Balance Sheet (in thousands).

December 31, 2023
Account receivable, net	$4,603
Inventories	10,815
Other current assets	185
Current assets held for sale	15,603
Property, plant and equipment, net	4,545
Intangible assets, net	4,628
Non current assets held for sale	9,173
Total assets held for sale	$24,776
Accounts payable	2,068
Accrued liabilities and other	224
Current liabilities held-for-sale	2,292
Other long-term liabilities	31
Noncurrent liabilities held-for-sale	31
Total liabilities held for sale	$2,323

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Cash Flows attributable to discontinued operations for the twelve months ended December 31, 2024 and 2023. Net cash provided by operating activities for the twelve months ended December 31, 2024 includes the gain and loss on the respective transactions, as noted above.

	Twelve Months Ended December 31,
	2024	2023	2022
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(13,954)	8,818	14,380
Net cash provided by (used in) investing activities	(838)	(749)	(525)
Total cash provided by (used in) discontinued operations	$(14,792)	$8,069	$13,855

Supplementary Financial Information

Quarterly Results of Operations (Unaudited)

During the year ended December 31, 2024, the Company sold its cab structures business with operations in Kings Mountain, North Carolina and its Industrial Automation segment including First Source Electronics business with operations in Elkridge, Maryland. These divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Consolidated Statements of Operations.

The following tables present our unaudited consolidated quarterly results of operations, including retrospective changes for discontinued operations. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements, included in this report.

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(In thousands, except per share amounts)
Revenues	$194,626	$193,665	$171,772	$163,292
Cost of revenues	171,462	173,206	155,351	150,217
Gross profit	23,164	20,459	16,421	13,075
Selling, general and administrative expenses	18,655	19,395	17,481	18,346
Operating income (loss)	4,509	1,064	(1,060)	(5,271)
Other (income) expense	212	206	(1,033)	(1,585)
Interest expense	2,186	2,417	2,371	2,200
Loss on extinguishment of debt	—	—	—	509
Income (loss) before provision for income taxes	2,111	(1,559)	(2,398)	(6,395)
Provision (benefit) for income taxes	665	(260)	(1,515)	28,603
Net income (loss) from continuing operations	$1,446	$(1,299)	$(883)	$(34,998)
Net income (loss) from discontinued operations	1,492	(301)	10,397	(3,721)
Net income (loss)	2,938	(1,600)	9,514	(38,719)
Earnings (loss) per common share
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.05	$(0.04)	$(0.03)	$(1.04)
Income (loss) from discontinued operations	$0.04	$(0.01)	$0.31	$(0.11)
Diluted earning (loss) per share
Income (loss) from continuing operations	$0.05	$(0.04)	$(0.03)	$(1.04)
Income (loss) from discontinued operations	$0.04	$(0.01)	$0.31	$(0.11)
Weighted average shares outstanding
Basic	33,325	33,393	33,458	33,497
Diluted	33,403	33,393	33,458	33,497

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
	(In thousands, except per share amounts)
Revenues	$218,051	$220,800	$202,897	$193,721
Cost of revenues	186,163	185,283	173,588	169,344
Gross profit	31,888	35,517	29,309	24,377
Selling, general and administrative expenses	19,489	21,031	20,389	20,309
Operating income	12,399	14,486	8,920	4,068
Other (income) expense	(203)	308	383	707
Interest expense	2,749	2,672	2,489	2,338
Income before provision for income taxes	9,853	11,506	6,048	1,023
Provision (benefit) for income taxes	2,706	2,272	1,367	(21,548)
Net income from continuing operations	$7,147	$9,234	$4,681	$22,571
Net income from discontinued operations	1,552	906	2,609	711
Net income	8,699	10,140	7,290	23,282
Earnings per common share
Basic earnings per share
Income from continuing operations	$0.22	$0.28	$0.14	$0.68
Income from discontinued operations	$0.04	$0.03	$0.08	$0.02
Diluted earning per share
Income from continuing operations	$0.22	$0.28	$0.14	$0.67
Income from discontinued operations	$0.04	$0.02	$0.08	$0.03
Weighted average shares outstanding
Basic	32,868	33,051	33,100	33,132
Diluted	33,182	33,429	33,350	33,443

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Commercial Vehicle Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements), and our report dated March 17, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
Detroit, Michigan
March 17, 2025

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance

A.Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 17, 2025:

Name	Age	Principal Position(s)
Robert C. Griffin	77	Chairman and Director
James R. Ray, Jr.	61	President, Chief Executive Officer and Director
Jeffrey S. Niew	58	Director
Wayne M. Rancourt	62	Director
J. Michael Nauman	62	Director
William C. Johnson	61	Director
Ruth Gratzke	53	Director
Melanie K. Cook	52	Director
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

Background
Jeffrey S. Niew has served as a Director since December 2024. Mr. Niew is the President & CEO (since 2013) of Knowles Corporation, a global market leader of highly engineered solutions utilizing semiconductors and electronic components technologies across a wide array of products and end markets. He was formerly the Vice President of Dover Corporation and

President and CEO (from 2011 to February 2014) of Dover Communication Technologies. In 2014, Mr. Niew led the spin-off of Knowles from its previous owner Dover Corporation to a NSYE publicly traded company. Mr. Niew joined Knowles Electronics LLC in 2000, and became Chief Operating Officer in 2007, President in 2008 and President and CEO in 2010. Prior to joining Knowles Electronics, Mr. Niew was employed by Littelfuse, Inc. (from 1995 to 2000) where he held various positions in product management, sales and engineering in the Electronic Products group, and by Hewlett-Packard Company (from 1988 to 1994) where he served in various engineering and product management roles in the Optoelectronics Group.
Qualifications
Mr. Niew is an experienced senior executive and general manager with diverse global P&L leadership. Mr. Niew brings to the Board expertise in engineered solutions, electronic components technologies, business transformation, strategy development and execution, customer relationship management, innovation and technology development, mergers and acquisitions, and global business integration, along with experience as a public company CEO and director. Mr. Niew is a member of the Advisory Board of the University of Illinois College of Engineering. Mr. Niew holds a bachelor’s degree in mechanical engineering from the University of Illinois at Chicago.

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

Background
Melanie K. Cook joined as Director in October 2023. She serves on the Audit committee and chairs the Compensation committee of the Board. Ms. Cook brings a wealth of leadership, operating experience and expertise in a multitude of business areas. She was Chief Operating Officer at GE Appliances from 2017 until her retirement in 2021. In that executive position, Melanie was responsible for full operations leadership for the multi-billion-dollar revenue business covering 15,000 employees globally.
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

B.Executive Officers
The following table sets forth certain information with respect to our executive officers as of March 17, 2025:

Name	Age	Principal Position(s)
James R. Ray, Jr.	61	President, Chief Executive Officer and Director
Andy Cheung	50	Executive Vice President and Chief Financial Officer
Aneezal H. Mohamed	61	Chief Legal Officer, Compliance Officer and Secretary
Kristin Mathers	50	Chief Human Resources Officer
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
Andy Cheung joined CVG in October 2022. Prior to this appointment, Mr. Cheung spent more than 25 years at Johnson Controls, progressing through a variety of roles and departments, including positions in finance, general management, procurement, and corporate development. He has held several senior level positions throughout his career, and lived and worked in Japan, China, Belgium, and the United States during his tenure. Mr. Cheung joined CVG directly from Johnson Controls where he was most recently serving as Vice President & Chief Financial Officer of Global Products. Mr. Cheung brings global business experience in the automotive and building industries. He also has extensive experience with acquisitions, joint ventures and partnerships which will prove valuable as CVG enters its next phase of profitable diversified growth. Mr. Cheung was born in Hong Kong and received his Bachelor of Business Administration in Accounting from Hong Kong University of Science & Technology, and an MBA from the University of Chicago. Mr. Cheung is also a Certified Public Accountant.

Aneezal H. Mohamed has served as Chief Legal Officer (with a title change from General Counsel), Compliance Officer and Secretary since February 2016 and prior to that, held positions of increasing responsibility since joining the company in November 2013. Mr. Mohamed was of counsel with Kegler Brown Hill & Ritter and served in several capacities at Cardinal Health, including Senior Counsel, Vice President & Associate General Counsel and Assistant General Counsel. Prior to that, Mr. Mohamed was in-house counsel to CMS Energy Corporation. Mr. Mohamed graduated from Cooley Law School at Western Michigan University with a Juris Doctorate in 1997. He has his Bachelor’s in Political Science and Economics from Towson State University, and he is licensed to practice law in Ohio and Michigan. He was formerly Chairman of the Board of Directors of the Columbus Council on World Affairs and is a member of the Board of Directors of the Ohio Chamber of Commerce.
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
C.Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2025 Proxy Statement.
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers, and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11.Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2024 Director Compensation Table”, “Executive Compensation”, "Pay Versus Performance" and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2025 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2024:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2020 Equity Incentive Plan approved by security holders	—	$—	1,255,755
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2025 Proxy Statement.

Item 13    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2025 Proxy Statement.

Item 14.Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Columbus, OH, Auditor Firm ID: 185
The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditor Fees” which appears in CVG’s 2025 Proxy Statement.

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

3.7	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A (File No. 001-34365), filed on February 2, 2023).

4.1	Description of Securities (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

Exhibit No.	Description

10.1	Term Loan Agreement, dated as of April 30, 2021, between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 4, 2021).

10.2*	Second Amendment dated May 12, 2022 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K, filed on March 6, 2023).

10.3*	Commercial Vehicle Group, Inc. Annual Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 14, 2018).

10.4*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.5*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.6*	Offer letter, dated March 23, 2020, to Harold Bevis (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 26, 2020).

10.7*	Employment Agreement between Harold C. Bevis and Commercial Vehicle Group, Inc. dated as of September 9, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 11, 2020).

10.8*	Offer letter, dated November 11, 2020, to Angela O’Leary (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 17, 2020).

10.9*	Change in Control & Non-Competition Agreement dated November 11, 2020 with Angela O’Leary (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 9, 2021).

10.10*	Change in Control & Non-Competition Agreement dated October 27, 2014 with Aneezal Mohamed (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.11*	Change in Control & Non-Competition Agreement dated January 28, 2020 with Richard Tajer (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.12*	Offer letter, dated July 22, 2021, to Kristin Mathers (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.13*	Change in Control & Non-Competition Agreement dated December 31, 2021 with Kristin Mathers (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.14*	Andy Cheung Offer Letter dated September 8, 2022(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 14, 2022).

10.15*	Change in Control & Non-Competition Agreement dated December 7, 2022 with Andy Cheung.

10.16*	Offer Letter between the Company and Mr. Ray dated December 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.17*	Form of Change in Control Agreement between the Company and Mr. Ray (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.18*	Form of 2023 Restricted Stock Agreement between the Company and Mr. Ray (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.19	Asset Purchase Agreement dated as of July 31, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 1, 2024).

10.20	Amendment No. 3 dated July 30, 2024 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024).

10.21	Asset Purchase Agreement dated as of October 30, 2024 by and among FSE Diya, Inc., CVG FSE, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 31, 2024).

10.22	Transition Services Agreement dated as of October 30, 2024 by and among FSE Diya, Inc., CVG FSE, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on October 31, 2024).

10.23	Separation Agreement between the Company and Richard Tajer dated October 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 31, 2024).

10.24	Amendment to Asset Purchase Agreement dated as of September 6, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 10, 2024).

10.25	Fourth Amendment dated December 19, 2024 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 26, 2024).

19	Insider Trading Policy of the Company.

97.1	Commercial Vehicle Group Incentive Compensation Clawback Policy approved December 1, 2023.

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by James R. Ray, President and Chief Executive Officer.

31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by James R. Ray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by Andy Cheung pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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
James R. Ray
President and Chief Executive Officer
Date: March 17, 2025
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2025.

Signature	Title

/s/ Robert C. Griffin	Chairman and Director
Robert C. Griffin

/s/ James R. Ray	President, Chief Executive Officer
James R. Ray	(Principal Executive Officer) and Director

/s/ Jeffrey S. Niew	Director
Jeffrey S. Niew

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ J. Michael Nauman	Director
J. Michael Nauman

/s/ William C. Johnson	Director
William C. Johnson

/s/ Ruth Gratzke	Director
Ruth Gratzke

/s/ Melanie K. Cook	Director
Melanie K. Cook

/s/ Andy Cheung	Chief Financial Officer
Chung Kin Cheung ("Andy Cheung")	(Principal Financial Officer)

/s/ Angela M. O'Leary	Chief Accounting Officer
Angela M. O'Leary	(Principal Accounting Officer)