Form 10-Q
period 2025-03-31
Commercial Vehicle Group, Inc.
filed 2025-05-06
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 6, 2025 was 34,635,779 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(Unaudited) (In thousands, except per share amounts)
Revenues	$169,795	$194,626
Cost of revenues	152,002	171,462
Gross profit	17,793	23,164
Selling, general and administrative expenses	16,385	18,655
Operating income	1,408	4,509
Other (income) expense	(72)	212
Interest expense	2,503	2,186
Income (loss) before provision for income taxes	(1,023)	2,111
Provision for income taxes	2,116	665
Net income (loss) from continuing operations	$(3,139)	$1,446
Net income (loss) from discontinued operations - Note 18	(1,173)	1,493
Net income (loss)	(4,312)	2,939
Earnings (loss) per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.09)	$0.05
Income (loss) from discontinued operations	$(0.03)	$0.04
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.09)	$0.05
Income (loss) from discontinued operations	$(0.03)	$0.04
Weighted average shares outstanding:
Basic	33,693	33,325
Diluted	33,693	33,403
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
	(Unaudited) (In thousands)
Net income (loss)	$(4,312)	$2,939
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	2,595	(2,559)
Minimum pension liability, net of tax	(50)	(467)
Derivative instruments, net of tax	2,061	2,032
Other comprehensive income (loss)	4,606	(994)
Comprehensive income	$294	$1,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$20,213	$26,630
Accounts receivable, net of allowances of $510 and $554, respectively	119,485	118,683
Inventories	123,086	128,224
Other current assets	30,667	29,763
Total current assets	293,451	303,300
Property, plant and equipment, net	68,684	68,861
Intangible assets, net	3,781	3,918
Deferred income taxes	11,381	11,084
Other assets, net	42,526	37,410
Total assets	$419,823	$424,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,556	$77,002
Accrued liabilities and other	39,136	40,358
Current portion of long-term debt and short-term debt	13,906	8,438
Total current liabilities	138,598	125,798
Long-term debt	103,494	127,062
Pension and other post-retirement benefits	8,472	8,143
Other long-term liabilities	32,603	27,978
Total liabilities	283,167	288,981
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,693,402 and 33,694,396 shares issued and outstanding respectively)	337	337
Treasury stock, at cost: 2,252,305 and 2,252,305 shares, respectively	(16,468)	(16,468)
Additional paid-in capital	269,887	269,117
Retained deficit	(78,363)	(74,051)
Accumulated other comprehensive loss	(38,737)	(43,343)
Total stockholders’ equity	136,656	135,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$419,823	$424,573
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,312)	$2,939
Adjustments to reconcile net income to cash flows from operating activities from continuing operations:
Depreciation and amortization	3,578	4,472
Noncash amortization of debt financing costs	85	76
Share-based compensation expense	770	664
Deferred income taxes	(292)	(367)
Non-cash loss (income) on derivative contracts	(273)	18
Change in other operating items:
Accounts receivable	(87)	(12,023)
Inventories	4,258	(460)
Prepaid expenses	(2,738)	(3,925)
Accounts payable	8,913	13,800
Other operating activities, net	5,270	(7,550)
Net cash provided by (used in) operating activities	15,172	(2,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,806)	(5,059)
Proceeds from sale of business	—	3,200
Net cash provided by (used in) investing activities	(3,806)	(1,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan facility	—	(3,281)
Borrowings under revolving credit facility	—	17,500
Repayment of revolving credit facility	(18,100)	—
Other financing activities	(20)	(43)
Net cash provided by (used in) financing activities	(18,120)	14,176
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	337	(993)
NET INCREASE (DECREASE) IN CASH	(6,417)	8,968

CASH:
Beginning of period	26,630	37,848
End of period	$20,213	$46,816
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands)
Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Share-based compensation expense	3,438	—	(2)	664	—	—	662
Net income from continuing operations for the period	—	—	—	—	1,446	—	1,446
Net income from discontinued operation for the period	—	—	—	—	1,493	—	1,493
Other comprehensive loss	—	—	—	—	—	(994)	(994)
Balance - March 31, 2024	33,325,973	$333	$(16,152)	$265,881	$(43,245)	$(31,278)	$175,539

Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592
Share-based compensation expense	(994)	—	—	770	—	—	770
Net loss from continuing operations for the period	—	—	—	—	(3,139)	—	(3,139)
Net loss from discontinued operation for the period	—	—	—	—	(1,173)	—	(1,173)
Other comprehensive income	—	—	—	—	—	4,606	4,606
Balance - March 31, 2025	33,693,402	$337	$(16,468)	$269,887	$(78,363)	$(38,737)	$136,656
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

We primarily manufacture customized products to meet the requirements of our customers. We believe our products are used by a majority of the North American Commercial Truck manufacturers, many construction and agricultural vehicle original equipment manufacturers ("OEMs"), parts and service dealers, and distributors.

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

During the year ended December 31, 2024, the Company sold its cab structures business with operations in Kings Mountain, North Carolina and its Industrial Automation segment including First Source Electronics (FSE) business with operations in Elkridge, Maryland. These divestitures represent a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Consolidated Statements of Operations. See Note 18, Discontinued Operations, for additional information on the divestitures.

During the quarter ended March 31, 2025, the Company completed a strategic reorganization of its operations into three segments: Global Seating, Global Electrical Systems, and Trim Systems and Components. The reorganization was designed to enhance alignment with its customers and end markets which will allow the Company to better focus on growth opportunities, capital allocation and enhancing shareholder value. As a result of the strategic reorganization, the prior period amounts have been revised to conform to the Company’s current period presentation. The Company’s Chief Operating Decision Maker, its President and Chief Executive Officer, reviews financial information for these three reportable segments and makes decisions regarding the allocation of resources based on these segments. See Note 16, Segment Reporting, for more information.

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

These condensed notes to unaudited quarterly consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), which includes a complete set of footnote disclosures, including the Company's significant accounting policies.
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
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. This ASU updates financial reporting to require public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $119.5 million as of March 31, 2025 and $118.7 million as of December 31, 2024. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended March 31, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$72,702	$—	$—	$72,702
Electrical wire harnesses, panels and assemblies	706	50,453	—	51,159
Plastic & Trim components	—	—	35,723	35,723
Mirrors, wipers and controls	—	—	10,211	10,211
Total	$73,408	$50,453	$45,934	$169,795

	Three Months Ended March 31, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$80,267	$—	$—	$80,267
Electrical wire harnesses, panels and assemblies	530	58,726	—	59,256
Plastic & Trim components	—	—	41,655	41,655
Mirrors, wipers and controls	—	—	13,448	13,448
Total	$80,797	$58,726	$55,103	$194,626
4. Debt
Debt consisted of the following:

	March 31, 2025	December 31, 2024
Term loan facility	$85,000	$85,000
Revolving credit facility	32,400	50,500
	$117,400	$135,500
Less: current portion of long-term debt	(13,906)	(8,438)
Total long-term debt, net of current portion	$103,494	$127,062
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

On May 12, 2022, the Company and certain of its subsidiaries entered into a second amendment (“Amendment No. 2”) to its Credit Agreement pursuant to which the Lenders upsized the existing term loan facility to $175 million in aggregate principal amount and increased the revolving credit facility commitments by $25 million to an aggregate of $150 million in revolving credit facility commitments.

On July 30, 2024, the Company and certain of its subsidiaries, as guarantors, entered into a third amendment (Amendment No. 3"), which amended the terms of the existing Credit Agreement to limit the mandatory prepayment requirements for certain specified asset dispositions of the Company and certain of its subsidiaries. The Company repaid $20.0 million in accordance with the terms of Amendment No.3 during the three months ended September 30, 2024.

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

At March 31, 2025, we had $32.4 million of borrowings under the Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $91.5 million. Combined with availability under our China Credit Facility (described below) of approximately $11.0 million, total consolidated availability was $102.5 million at March 31, 2025. The unamortized deferred financing fees associated with the Revolving Credit Facility of $0.7 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively, are being amortized over the remaining life of the Credit Agreement. At December 31, 2024, we had $50.5 million borrowings under the Revolving Credit Facility and we had outstanding letters of credit of $1.1 million.
Covenants and other terms
The Credit Agreement includes (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 4.25:1.0 (which is subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; to 3.00:1.0 for each fiscal quarter thereafter).

We were in compliance with these covenants as of March 31, 2025.
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
Foreign Facility
During the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). The China Credit Facility was renewed during the quarter ended December 31, 2024, with availability of approximately $11.0 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had no outstanding borrowings under the China Credit Facility as of March 31, 2025 and December 31, 2024. At March 31, 2025, we had $11.0 million of availability under the China Credit Facility.

Cash Paid for Interest
For the three months ended March 31, 2025 and 2024, cash payments for interest were $2.8 million and $2.9 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		March 31, 2025			December 31, 2024
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	30 years	$6,889	$(4,010)	$2,879	$8,182	$(5,251)	$2,931
Customer relationships	15 years	5,235	(4,333)	902	5,227	(4,240)	987
		$12,124	$(8,343)	$3,781	$13,409	$(9,491)	$3,918

The aggregate intangible asset amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of March 31, 2025, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covered approximately 50% of outstanding debt under the Term Loan Facility. Any changes in fair value were included in earnings or deferred through Accumulated other comprehensive loss, depending on the nature and effectiveness of the offset.

Any ineffectiveness in a cash flow hedging relationship would be recognized immediately in earnings in the consolidated statements of operations.
During the quarter ended March 31, 2025, the Company entered into transactions to cash settle existing interest rate swaps and received proceeds of $0.6 million. The gain on the swap settlement has been recorded in Other comprehensive income (loss) and will be recognized over the life of the hedged transactions.
The fair values of our derivative assets and liabilities measured on a recurring basis are categorized as follows:

	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$66	$—	$66	$—	$—	$—	$—	$—
Interest rate swap agreement settled in 2025	$—	$—	$—	$—	$1,069	$—	$1,069	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$2,179	$—	$2,179	$—	$5,698	$—	$5,698	$—
Foreign exchange contract not designated as hedging instruments	$16	$—	$16	$—	$53	$—	$53	$—
The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2025		December 31, 2024
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$47,735	$48,436	$54,359	$55,251
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$9,425	$9,346	$4,697	$5,023
The following table summarizes the fair value and presentation of derivatives in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		March 31, 2025	December 31, 2024
Foreign exchange contract designated as hedging instruments	Other current assets	$66	$—
Interest rate swap agreement settled in 2025	Other assets, net	$—	$1,069

	Derivative Liability
	Balance Sheet Location	Fair Value
		March 31, 2025	December 31, 2024
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$2,179	$5,648
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$—	$50
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$16	$53

	Derivative Equity
	Balance Sheet Location	Fair Value
		March 31, 2025	December 31, 2024
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive income (loss)	$(1,760)	$(2,119)
Interest rate swap agreements	Accumulated other comprehensive income	$2,599	$897

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2025	2024
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$(1,982)	$89
Interest rate swap agreement settled in 2025	Interest expense	$127	$416
Interest rate swap agreement settled in 2022	Interest expense	$230	$189
Foreign exchange contracts not designated as hedging instruments	Other (income) expense	$43	$(206)
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed was classified as Level 2 as of December 31, 2024. As of March 31, 2025 the classification was changed to a Level 3 due to the lack of observable market inputs or comparable instruments. Given the fact that our term loan matures on May 12, 2027, its carrying value approximates the fair value.

The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan and security agreement [1]	$85,000	$85,000	$85,000	$84,363
Revolving credit facility	$32,400	$32,400	$50,500	$50,500
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $13.9 million and long-term debt of $71.1 million as of March 31, 2025 and current portion of long-term debt of $8.4 million and long-term debt of $76.6 million as of December 31, 2024.

7. Leases
The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$3,211	$2,399
Finance lease cost	26	34
Short-term lease cost	1,026	796
Total lease expense	$4,263	$3,229

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2025	December 31, 2024
Operating Leases
Right-of-use assets, net	Other assets, net	$35,272	$29,931

Current liabilities	Accrued liabilities and other	8,160	8,033
Non-current liabilities	Other long-term liabilities	28,112	22,795
Total operating lease liabilities		$36,272	$30,828

Finance Leases
Right-of-use assets, net	Other assets, net	$136	$97

Current liabilities	Accrued liabilities and other	54	57
Non-current liabilities	Other long-term liabilities	80	37
Total finance lease liabilities		$134	$94

Cash payments on operating leases were $2.8 million and $2.5 million for the three months ended March 31, 2025 and 2024 respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2025	$9,200	$54	$9,254
2026	10,010	47	10,057
2027	6,837	24	6,861
2028	5,318	17	5,335
2029	4,358	16	4,374
Thereafter	20,109	—	20,109
Total lease payments	$55,832	$158	$55,990
Less: Imputed interest	(19,560)	(24)	(19,584)
Present value of lease liabilities	$36,272	$134	$36,406
8. Income Taxes
We recorded a $2.1 million tax provision, or (207)% effective tax rate for the three months ended March 31, 2025, compared to a $0.7 million, or 32% effective tax rate for the three months ended March 31, 2024. The primary driver in the effective tax rate is the company's losses in the US while maintaining its full valuation allowance position on U.S. deferred tax assets. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2025 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2025 could be different from the forecasted amount used to estimate the income tax expense for the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, cash paid for taxes, net of refunds received, were $0.8 million and $1.9 million, respectively.

9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended March 31,
	2025	2024
Interest cost	$384	$349
Expected return on plan assets	(345)	(317)
Amortization of prior service cost	13	13
Recognized actuarial loss	231	200
Net cost	$283	$245

Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2024	$700
New grants	—
Forfeitures	(47)
Adjustments	(54)
Payments	—
Adjusted Award Value at March 31, 2025	$599
Unrecognized compensation expense was $0.2 million and $4.1 million as of March 31, 2025 and 2024, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of March 31, 2025, there was approximately $3.4 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of March 31, 2025 and changes during the three months ended March 31, 2025, are presented below:

	2025
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested - December 31, 2024	835	$5.02
Granted	—	—
Vested	—	—
Forfeited	(33)	6.42
Unvested - March 31, 2025	802	$4.96
As of March 31, 2025, a total of 0.5 million shares were available for future grants from the shares authorized for award under our 2020 Equity Incentive Plan, including cumulative forfeitures.

12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,693,402 and 33,694,396 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2025 and December 31, 2024.
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
Diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(4,312)	$2,939
Net income (loss) from continuing operations	(3,139)	1,446
Net income (loss) from discontinued operations	(1,173)	1,493
Weighted average number of common shares outstanding (in '000s)	33,693	33,325
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	78
Dilutive shares outstanding	33,693	33,403
Basic earnings (loss) per share from continuing operations	$(0.09)	$0.05
Basic earnings (loss) per share from discontinued operations	$(0.03)	$0.04
Diluted earnings (loss) per share from continuing operations	$(0.09)	$0.05
Diluted earnings (loss) per share from discontinued operations	$(0.03)	$0.04

There were 646 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2025 and 408 thousand outstanding restricted shares awarded were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2024.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)
Net current period change	2,595	(153)	436	2,878
Amounts reclassified into earnings	—	103	1,625	1,728
Balance - March 31, 2025	$(28,067)	$(11,509)	$839	$(38,737)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(2,559)	(712)	2,726	(545)
Amounts reclassified into earnings	—	245	(694)	(449)
Balance - March 31, 2024	$(25,786)	$(12,363)	$6,871	$(31,278)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2025
	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$2,595	$—	$2,595
Net actuarial gain (loss) and prior service credit	(153)	—	(153)
Derivative instruments	1,240	(804)	436
Net unrealized gain (loss)	3,682	(804)	2,878
Amounts reclassified into earnings:
Actuarial gain and prior service cost	103	—	103
Derivative instruments	1,625	—	1,625
Net realized gain	1,728	—	1,728
Total other comprehensive income (loss)	$5,410	$(804)	$4,606

	Three Months Ended March 31, 2024
	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(2,559)	$—	$(2,559)
Net actuarial gain (loss) and prior service credit	(713)	1	(712)
Derivative instruments	3,748	(1,022)	2,726
Net unrealized gain (loss)	476	(1,021)	(545)
Amounts reclassified into earnings:
Actuarial gain and prior service cost	245	—	245
Derivative instruments	(875)	181	(694)
Net realized gain (loss)	(630)	181	(449)
Total other comprehensive income (loss)	$(154)	$(840)	$(994)

As of March 31, 2025, the Company estimates that net pre-tax derivative loss of $0.4 million included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program seeks to align cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2024	$28	$—	$—	$360	$388
New charges	—	530	45	127	702
Payments and other adjustments	(28)	(530)	(45)	(129)	(732)
March 31, 2025	$—	$—	$—	$358	$358

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/ Other	Total
December 31, 2023	$128	$—	$—	$983	$1,111
New charges	53	1,090	470	164	1,777
Payments and other adjustments	(53)	(1,090)	(470)	(540)	(2,153)
March 31, 2024	$128	$—	$—	$607	$735
All of the $0.7 million costs incurred in the three months ended March 31, 2025 for restructuring related to headcount reductions. Of the $0.7 million costs incurred in the three months ended March 31, 2025 for restructuring, $0.5 million were recorded in cost of revenue and $0.2 million were recorded in selling, general and administrative expenses.
Of the $1.8 million costs incurred in the three months ended March 31, 2024 for restructuring, $1.5 million related to headcount reductions and $0.3 million related to facility exit and other. Of the $1.8 million costs incurred in the three months ended March 31, 2024 for restructuring, $1.6 million were recorded in cost of revenue and $0.2 million were recorded in selling, general and administrative expenses. Of the $1.8 million costs incurred in three months ended March 31, 2024 for restructuring, $1.1 million related to headcount in the Global Electrical Systems segment and $0.5 million related to headcount reductions in the Trim Systems and Components segment.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2025, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2025 and 2024, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended March 31, 2025 and December 31, 2024, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
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

The following presents a summary of the warranty provision for the three months ended March 31, 2025:

Balance - December 31, 2024	$1,207
Provision for warranty claims	460
Deduction for payments made and other adjustments	(315)
Balance - March 31, 2025	$1,352

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
The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2027; no payments are due thereafter:

Total
Remainder of 2025	$8,437
2026	$24,063
2027	$84,900
2028	$—
2029	$—
Thereafter	$—

16. Segment Reporting
During the quarter ended March 31, 2025, the Company completed a strategic reorganization of its operations into three segments: Global Seating, Global Electrical Systems, and Trim Systems and Components. The reorganization was designed to enhance alignment with its customers and end markets which will allow the Company to better focus on growth opportunities, capital allocation and enhancing shareholder value. As a result of the strategic reorganization, the prior period amounts have been revised to conform to the Company’s current period presentation.
Our President and Chief Executive Officer is the Company’s chief operating decision maker (“CODM”). The CODM uses segment operating income compared to historical results, budgets, and forecasted financial information, in order to assess segment performance and allocate operating and capital resources. During the quarter ended March 31, 2025, the Company revised its method for allocating corporate expenses to segment operating income to better align with how the segments utilize corporate support activities. This change provides the CODM meaningful segment profitability information to support operating decisions and the allocation of resources. The prior period amounts have been revised to conform to the Company’s current period presentation.

Certain of our facilities manufacture and sell products through multiple product lines. The products produced by each of our segments are more specifically described below.
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

The Global Electrical Systems segment designs, manufactures and sells the following products:
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

The Trim Systems and Components segment designs, manufactures and sells the following products:
•Plastic components ("Trim") primarily for the North America commercial vehicle market, MD/HD truck market and power sports markets.
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended March 31, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$73,408	$50,453	$45,934	$169,795
Cost of revenues	64,317	46,463	41,222	152,002
Gross profit	9,091	3,990	4,712	17,793
Selling, general & administrative expenses	6,378	4,306	3,177	13,861
Operating income (loss) [1]	$2,713	$(316)	$1,535	$3,932
Corporate and other unallocated costs [2]				2,524
Other (income) expense				(72)
Interest expense				2,503
Loss before provision for income taxes				$(1,023)

	Three Months Ended March 31, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$80,797	$58,726	$55,103	$194,626
Cost of revenues	69,951	53,901	47,503	171,355
Gross profit	10,846	4,825	7,600	23,271
Selling, general & administrative expenses	8,051	4,382	3,400	15,833
Operating income [1]	$2,795	$443	$4,200	$7,438
Corporate and other unallocated costs [2]				2,929
Other (income) expense				212
Interest expense				2,186
Income before provision for income taxes				$2,111

1.Segment operating income includes allocated corporate operating expenses associated with central services such as procurement, quality, logistics, environmental health and safety, information technology, insurance, finance, credit and collections, treasury and human resources. Operating expenses related to corporate headquarter functions are primarily allocated to each segment based on revenue contribution.
2.Unallocated corporate costs include enterprise and governance stewardship which include listing fees, audit fees, compliance costs, insurance costs, Board of Directors fees, and corporate management stock-based compensation expenses. Finally, interest expense, income taxes, and certain other items included in Other (income) expense, which are managed on a consolidated basis, are not allocated to the operating segments.

17. Other Financial Information
Items reported in inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$95,635	$98,677
Work in process	11,222	10,960
Finished goods	16,229	18,587
Inventories	$123,086	$128,224

Items reported in property, plant, and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Land and buildings	$27,215	$26,613
Machinery and equipment	216,695	211,984
Construction in progress	7,348	8,075
Property, plant, and equipment, gross	251,258	246,672
Less accumulated depreciation	(182,574)	(177,811)
Property, plant and equipment, net	$68,684	$68,861
Items reported in accrued expenses and other liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Compensation and benefits	$14,726	$12,542
Operating lease liabilities	8,160	8,033
Taxes payable	3,385	2,122
Accrued legal and professional fees	2,209	1,694
Derivative liabilities	2,195	5,701
Accrued freight	2,159	3,243
Warranty costs	1,352	1,207
Customer tooling projects	1,083	1,259
Other	3,867	4,557
Accrued liabilities and other	$39,136	$40,358
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

On October 30, 2024, the Company entered into a purchase agreement to sell its First Source Electronics (FSE) business with operations in Elkridge, Maryland for approximately $1.5 million, with a note in the amount of $0.5 million and earn out potential of an additional $1.5 million subject to certain criteria. The Elkridge facility was the primary manufacturing facility of the Company's Industrial Automation segment. The decision to divest this business was part of our strategy to continually evaluate our portfolio of businesses and product lines for strategic fit and continued investment.

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

The Company has continuing involvement with the cab structures business through a transition services agreement (TSA), pursuant to which the Company and Buyer parties provide certain service to each other for a period of time following the disposition, up to one year. While the transition services are expected to vary in duration depending upon the type of service provided, the Company expects to reduce costs as the transition services are completed. The Company recognized $0.4 million of income related to the transition services agreement for the three months ended March 31, 2025, which was presented in Continuing operations, Other (income) expense in the Condensed Consolidated Statements of Operations.
The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Income (loss) from discontinued operations, net of tax
Cab structures business	$(1,023)	$3,020
Industrial Automation segment	(150)	(1,527)
Total income (loss) from discontinued operations, net of tax	$(1,173)	$1,493

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Operations attributable to each discontinued operation for the three and three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Income (loss) from discontinued operations attributable to Cab structures business:
Revenues	$(657)	$33,140
Cost of revenues	366	29,141
Gross profit	(1,023)	3,999
Selling, general and administrative expenses	—	—
Operating income (loss)	(1,023)	3,999
Income (loss) before provision for income taxes	(1,023)	3,999
Provision (benefit) for income taxes of discontinued operations	—	979
Net income (loss) from discontinued operations, net of income taxes	$(1,023)	$3,020

	Three Months Ended March 31,
	2025	2024
Income (loss) from discontinued operations attributable to Industrial Automation segment:
Revenues	$(150)	$4,302
Cost of revenues	—	4,799
Gross profit	(150)	(497)
Selling, general and administrative expenses	—	1,439
Operating income (loss)	(150)	(1,936)
Interest expense	—	65
Income (loss) before provision for income taxes	(150)	(2,001)
Provision (benefit) for income taxes of discontinued operations	—	(474)
Net income (loss) from discontinued operations, net of income taxes	$(150)	$(1,527)

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Cash Flows attributable to discontinued operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	$157	$2,476
Net cash used in investing activities	—	(222)
Total cash provided by discontinued operations	$157	$2,254

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

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
We primarily manufacture customized products to meet the requirements of our customers. We believe our products are used by a majority of the North American Commercial Truck markets and many construction and agriculture vehicle OEMs, parts and service dealers, and distributors.
Key Developments
The Company announced a new organizational structure designed to enhance alignment with its customers and end markets, effective January 1, 2025. Under this new structure, CVG reorganized its vertical business units into the following three operating divisions and reporting segments: Global Electrical Systems, Global Seating, Trim Systems and Components. As part of this realignment, the Company’s Aftermarket & Accessories business unit was absorbed in these three segments. Its seating and electrical portfolio transitioned to Global Seating and Global Electrical Systems, respectively. Its wiper systems became part of the newly formed Trim Systems and Components business unit in addition to the trim and components businesses from the prior Vehicle Solutions segment.

We are navigating through several external factors which create uncertainty and volatility in our end markets, including, but not limited to, geopolitical dynamics, new tariff actions, tax regulation and fluctuating foreign exchange rates. The Company’s cost of goods sold could be increased by tariffs which could subsequently increase the price of goods purchased and sold to customers. The Company expects to pass on the costs of tariffs, if any, to its customers, although there is significant uncertainty. Geopolitical uncertainties will continue to create a challenging operating environment. We continue to closely monitor the situation and are prepared to remain agile in responding to any new developments.

Consolidated Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$169,795	$194,626	$(24,831)	(12.8)%
Gross profit	17,793	23,164	(5,371)	(23.2)
Selling, general and administrative expenses	16,385	18,655	(2,270)	(12.2)
Other (income) expense	(72)	212	(284)	NM1
Interest expense	2,503	2,186	317	14.5
Provision for income taxes	2,116	665	1,451	218.2
Net income (loss) from continuing operations	(3,139)	1,446	(4,585)	NM1
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $23.6 million, or 14.7%, decrease in OEM and other sales;
•a $1.2 million, or 3.7%, decrease in aftermarket and OES sales.

The decrease in revenues of 12.8% is due primarily to a softening in customer demand across all segments.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $5.4 million decrease in gross profit is primarily attributable to the impact of lower sales volumes. Cost of revenues decreased $19.5 million, or 11.3%, as a result of a decrease in raw material and purchased component costs of $10.3 million, or 10.3%, and a decrease in labor and overhead expenses of $9.2 million, or 12.9%. As a percentage of revenues, gross profit margin was 10.5% for the three months ended March 31, 2025 compared to 11.9% for the three months ended March 31, 2024. The three months ended March 31, 2025 results include charges of $0.5 million associated with restructuring programs, compared to $1.6 million for the three months ended March 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $2.3 million compared to the three months ended March 31, 2024, primarily as a result of a decrease in incentive compensation expense. As a percentage of revenues, SG&A expense was 9.6% for the three months ended March 31, 2025 and 2024. The three months ended March 31, 2025 and 2024 results include charges of $0.2 million associated with restructuring programs.

Other (Income) Expense. Other expense decreased $0.3 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Interest Expense. Interest associated with our debt was $2.5 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase in interest expense primarily related to less benefit from the interest rate swap due to lower interest rates on variable rate debt during the current period.

Provision for Income Taxes. Income tax expense of $2.1 million and $0.7 million was recorded for the three months ended March 31, 2025 and 2024, respectively. The primary driver in the effective tax rate change is the company's losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (Loss) from continuing operations. Net loss from continuing operations was $3.1 million for the three months ended March 31, 2025 compared to net income of $1.4 million for the three months ended March 31, 2024. The decrease in net income is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The table below sets forth certain Global Seating Segment operating data for the three months ended March 31 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$73,408	$80,797	$(7,389)	(9.1)%
Gross profit	9,091	10,846	(1,755)	(16.2)
Selling, general & administrative expenses	6,378	8,051	(1,673)	(20.8)
Operating income	2,713	2,795	(82)	(2.9)
Revenues. The decrease in Global Seating Segment revenues of $7.4 million was primarily driven by decreased customer demand.
Gross Profit. The decrease in 2025 gross profit of $1.8 million was primarily attributable to lower sales volumes and increased freight costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $4.1 million, or 9.4%, and a decrease in labor and overhead expenses of $1.6 million, or 5.9%.

As a percentage of revenues, gross profit margin was 12.4% for the three months ended March 31, 2025 compared to 13.4% for the three months ended March 31, 2024. The decrease in gross profit margin was primarily due to lower sales volumes and increased freight costs.

Selling, General and Administrative Expenses.  SG&A expenses decreased $1.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily as a result of reduced incentive compensation expense and headcount reduction.
Global Electrical Systems Segment Results
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The table below sets forth certain Trim Systems and Components Segment operating data for the three months ended March 31 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$50,453	$58,726	$(8,273)	(14.1)%
Gross profit	3,990	4,825	(835)	(17.3)
Selling, general & administrative expenses	4,306	4,382	(76)	(1.7)
Operating income (loss)	(316)	443	(759)	NM1
1.Not meaningful
Revenues. The decrease in Global Electrical Systems Segment revenues of $8.3 million was primarily driven by decreased customer demand.

Gross Profit. The decrease in gross profit of $0.8 million was primarily attributable to lower sales volume and unfavorable foreign exchange impacts. The cost of revenues decreased in line with the sales decrease of 14.1%, driven by a decrease in labor and overhead expenses of $5.1 million, or 18.6%; and a decrease in raw material and purchased component costs of $2.3 million, or 8.8%.

As a percentage of revenues, gross profit margin was 7.9% for the three months ended March 31, 2025 compared to 8.2% for the three months ended March 31, 2024. The decrease in gross profit margin was primarily due to lower sales volumes. The three months ended March 31, 2025 results include charges of $0.5 million associated with the restructuring program, compared to $1.1 million for the three months ended March 31, 2024.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Trim Systems and Components Segment Results
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The table below sets forth certain Trim Systems and Components Segment operating data for the three months ended March 31 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$45,934	$55,103	$(9,169)	(16.6)%
Gross profit	4,712	7,600	(2,888)	(38.0)
Selling, general & administrative expenses	3,177	3,400	(223)	(6.6)
Operating income	1,535	4,200	(2,665)	(63.5)

Revenues. The decrease in Trim Systems and Components Segment revenues in 2025 of $9.2 million was primarily driven by decreased customer demand.

Gross Profit. The decrease in gross profit of $2.9 million was primarily attributable to lower sales volumes and increased freight costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $3.9 million, or 12.8%, and a decrease in labor and overhead expenses of $2.3 million, or 13.9%.

As a percentage of revenues, gross profit margin was 10.3% for the three months ended March 31, 2025 compared to 13.8% for the three months ended March 31, 2024. The decrease in gross profit margin was primarily due to lower sales volumes and increased freight costs.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2025 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of March 31, 2025, we had outstanding letters of credit of $1.1 million and borrowing availability of $102.5 million from our U.S. and China credit facilities (subject to covenant limitations), in addition to $20.2 million of cash.

As of March 31, 2025, cash of $18.5 million was held by foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of March 31, 2025 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

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

Sources and Uses of Cash

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$15,172	$(2,356)
Net cash used in investing activities	(3,806)	(1,859)
Net cash provided by (used in) financing activities	(18,120)	14,176
Effect of currency exchange rate changes on cash	337	(993)
Net increase (decrease) in cash	$(6,417)	$8,968

Operating activities. For the three months ended March 31, 2025, net cash provided by operating activities was $15.2 million compared to net cash used in operating activities of $2.4 million for the three months ended March 31, 2024. Net cash provided by operating activities is primarily attributable to a decrease in working capital for the three months ended March 31, 2025 as compared to an increase in working capital for the three months ended March 31, 2024.

Investing activities. For the three months ended March 31, 2025, net cash used in investing activities was $3.8 million compared to $1.9 million for the three months ended March 31, 2024. The increase was mainly due to $3.2 million proceeds from the sale of the Company's FinishTEK business received during the first quarter of 2024 offsetting capital expenditures. In 2025, we expect capital expenditures to be in the range of $10 million to $15 million.

Financing activities. For the three months ended March 31, 2025, net cash used in financing activities was $18.1 million compared to net cash provided by financing activities of $14.2 million for the three months ended March 31, 2024. Decrease in net cash provided by financing activities in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily attributable to partial repayment of the revolving credit facility in 2025.

Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2024 Form 10-K.

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. At March 31, 2025, there have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

Forward-Looking Statements

This Quarter Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s expectations for future periods with respect to closing of the sale of its Industrial Automation business, its plans to improve financial results, the future of the Company’s end markets, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction and agricultural equipment business, the Company’s prospects in the wire harness, warehouse automation and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including inflation, changes in trade policies and labor shortages, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K. As of March 31, 2025, there have been no material changes in our exposure to market risk from those disclosed in our 2024 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended March 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, the risk factors discussed in "Risk Factors" and other risks discussed in our 2024 Form 10-K and our filings with the SEC since December 31, 2024. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2025 that were not registered under the Securities Act of 1933, as amended. We did not repurchase any equity securities during the three months ended March 31, 2025.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 6        Exhibits

10.1	Offer Agreement between the Company and Mr. Reed dated February 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2025).
31.1	302 Certification by James R. Ray, President and Chief Executive Officer.
31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 6, 2025	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2025	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)