Form 10-Q
period 2025-06-30
Commercial Vehicle Group, Inc.
filed 2025-08-04
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at August 4, 2025 was 37,025,454 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands, except per share amounts)
Revenues	$171,956	$193,665	$341,751	$388,291
Cost of revenues	152,427	173,206	304,429	344,668
Gross profit	19,529	20,459	37,322	43,623
Selling, general and administrative expenses	18,732	19,395	35,117	38,050
Operating income	797	1,064	2,205	5,573
Other (income) expense	427	206	355	418
Interest expense	2,291	2,417	4,794	4,603
Loss on extinguishment of debt	460	—	460	—
Income (loss) before provision for income taxes	(2,381)	(1,559)	(3,404)	552
Provision for income taxes	1,725	(260)	3,841	405
Net income (loss) from continuing operations	(4,106)	(1,299)	(7,245)	147
Net income (loss) from discontinued operations - Note 18	(655)	(301)	(1,828)	1,191
Net income (loss)	$(4,761)	$(1,600)	$(9,073)	$1,338
Earnings (loss) per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.12)	$(0.04)	$(0.21)	$0.01
Income (loss) from discontinued operations	$(0.02)	$(0.01)	$(0.05)	$0.03
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.12)	$(0.04)	$(0.21)	$0.01
Income (loss) from discontinued operations	$(0.02)	$(0.01)	$(0.05)	$0.03
Weighted average shares outstanding:
Basic	33,799	33,393	33,747	33,359
Diluted	33,799	33,393	33,747	33,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands)
Net income (loss)	$(4,761)	$(1,600)	$(9,073)	$1,338
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	5,771	(1,297)	8,366	(3,856)
Minimum pension liability, net of tax	83	(391)	33	(858)
Derivative instruments, net of tax	3,914	(3,975)	5,975	(1,943)
Other comprehensive income (loss)	9,768	(5,663)	14,374	(6,657)
Comprehensive income (loss)	$5,007	$(7,263)	$5,301	$(5,319)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$45,290	$26,630
Accounts receivable, net of allowances of $438 and $554, respectively	107,369	118,683
Inventories	116,662	128,224
Other current assets	33,687	29,763
Total current assets	303,008	303,300
Property, plant and equipment, net	67,771	68,861
Intangible assets, net	3,656	3,918
Deferred income taxes	12,081	11,084
Other assets, net	43,278	37,410
Total assets	$429,794	$424,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,874	$77,002
Accrued liabilities and other	40,696	40,358
Current portion of long-term debt and short-term debt	5,132	8,438
Total current liabilities	125,702	125,798
Long-term debt	117,204	127,062
Pension and other post-retirement benefits	8,960	8,143
Other long-term liabilities	35,293	27,978
Total liabilities	287,159	288,981
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,882,848 and 33,694,396 shares issued and outstanding respectively)	339	337
Treasury stock, at cost: 2,261,544 and 2,252,305 shares, respectively	(16,479)	(16,468)
Additional paid-in capital	270,868	269,117
Retained deficit	(83,124)	(74,051)
Accumulated other comprehensive loss	(28,969)	(43,343)
Total stockholders’ equity	142,635	135,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$429,794	$424,573
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,073)	$1,338
Adjustments to reconcile net income to cash flows from operating activities from continuing operations:
Depreciation and amortization	7,235	8,974
Noncash amortization of debt financing costs	142	151
Share-based compensation expense	1,751	2,013
Deferred income taxes	—	121
Non-cash (income) on derivative contracts	(820)	(475)
Loss on extinguishment of debt	460	—
Change in other operating items:
Accounts receivable	13,396	(5,555)
Inventories	12,636	(5,456)
Prepaid expenses	(3,146)	(3,688)
Accounts payable	2,096	24,414
Other operating activities, net	9,364	(11,605)
Net cash provided by operating activities	34,041	10,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,271)	(11,266)
Proceeds from sale of business	—	3,200
Net cash (used in) investing activities	(5,271)	(8,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan due 2030	95,000	—
Repayment of Prior Term Loan due 2027	(85,000)	(6,563)
Borrowings under prior revolving credit facility	—	24,500
Repayment of prior revolving credit facility	(50,500)	(17,500)
Borrowings under ABL revolving credit facility due 2030	30,300	—
Borrowings under China credit facility	4,186	—
Surrender of shares to pay withholding taxes	(10)	(20)
Debt extinguishment payments	—	—
Debt issuance and amendment costs	(6,127)	—
Other financing activities	(68)	(62)
Net cash provided by (used in) financing activities	(12,219)	355
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	2,109	(1,028)
NET INCREASE IN CASH	18,660	1,493

CASH:
Beginning of period	26,630	37,848
End of period	$45,290	$39,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except share amounts)
Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Share-based compensation expense	3,438	—	(2)	664	—	—	662
Net income from continuing operations for the period	—	—	—	—	1,446	—	1,446
Net income from discontinued operation for the period	—	—	—	—	1,493	—	1,493
Other comprehensive loss	—	—	—	—	—	(994)	(994)
Balance - March 31, 2024	33,325,973	$333	$(16,152)	$265,881	$(43,245)	$(31,278)	$175,539
Share-based compensation expense	117,991	1	(18)	1,349	—	—	1,332
Net income from continuing operations for the period	—	—	—	—	(1,299)	—	(1,299)
Net income from discontinued operation for the period	—	—	—	—	(301)	—	(301)
Other comprehensive loss	—	—	—	—	—	(5,663)	(5,663)
Balance - June 30, 2024	33,443,964	$334	$(16,170)	$267,230	$(44,845)	$(36,941)	$169,608

Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592
Share-based compensation expense	(994)	—	—	770	—	—	770
Net loss from continuing operations for the period	—	—	—	—	(3,139)	—	(3,139)
Net loss from discontinued operation for the period	—	—	—	—	(1,173)	—	(1,173)
Other comprehensive income	—	—	—	—	—	4,606	4,606
Balance - March 31, 2025	33,693,402	$337	$(16,468)	$269,887	$(78,363)	$(38,737)	$136,656
Share-based compensation expense	189,446	2	(11)	981	—	—	972
Net loss from continuing operations for the period	—	—	—	—	(4,106)	—	(4,106)
Net loss from discontinued operation for the period	—	—	—	—	(655)	—	(655)
Other comprehensive loss	—	—	—	—	—	9,768	9,768
Balance - June 30, 2025	33,882,848	$339	$(16,479)	$270,868	$(83,124)	$(28,969)	$142,635
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $107.4 million as of June 30, 2025 and $118.7 million as of December 31, 2024. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$73,463	$—	$—	$73,463
Electrical wire harnesses, panels and assemblies	994	53,585	—	54,579
Plastic & Trim components	—	—	34,670	34,670
Mirrors, wipers and controls	—	—	9,244	9,244
Total	$74,457	$53,585	$43,914	$171,956

	Three Months Ended June 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$81,705	$—	$—	$81,705
Electrical wire harnesses, panels and assemblies	699	53,639	—	54,338
Plastic & Trim components	—	—	44,329	44,329
Mirrors, wipers and controls	—	—	13,293	13,293
Total	$82,404	$53,639	$57,622	$193,665

	Six Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$146,166	$—	$—	$146,166
Electrical wire harnesses, panels and assemblies	1,700	104,037	—	105,737
Plastic & Trim components	—	—	70,393	70,393
Mirrors, wipers and controls	—	—	19,455	19,455
Total	$147,866	$104,037	$89,848	$341,751

	Six Months Ended June 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$161,972	$—	$—	$161,972
Electrical wire harnesses, panels and assemblies	1,229	112,365	—	113,594
Plastic & Trim components	—	—	85,984	85,984
Mirrors, wipers and controls	—	—	26,741	26,741
Total	$163,201	$112,365	$112,725	$388,291
4. Debt
Debt consisted of the following:

	June 30, 2025	December 31, 2024
Term Loan due 2030	$95,000	$—
ABL Revolving credit facility	30,300	—
Prior Term Loan due 2027	—	85,000
Prior Revolver due 2027	—	50,500
Fair value of warrants issued to lenders (Note 6)	(2,636)	—
Unamortized debt discount and issuance costs	(4,514)	—
	$118,150	$135,500
Less: current portion of long-term debt	(946)	(8,438)
Total long-term debt, net of current portion	$117,204	$127,062
Short-term debt - China credit facility	4,186	—
Term Loan Due 2030
On June 27, 2025, the Company entered into a $95 million secured credit facility (the “Term Loan”) pursuant to a term loan and security agreement with TCW Asset Management Company LLC (“TCW Management”), as administrative agent, and other lender parties thereto. All obligations of the Company under the Term Loan are unconditionally guaranteed by the Company and certain of its subsidiaries. The Company and each of its guarantor subsidiaries have granted liens in substantially all of their property to secure their respective obligations under the Term Loan, guaranties and related documents. The Term Loan matures on June 27, 2030.
The proceeds of the Term Loan were used, together with cash on hand of the Company, to (a) pay down the then existing term loan and revolving credit facilities due 2027 of the Company with Bank of America, N.A. as administrative agent (the “Prior Credit Facilities"), (b) pay related transaction costs, fees and expenses incurred in connection therewith, and (c) for working capital and other lawful corporate purposes of the Company.

Interest Rates and Fees
Amounts outstanding under the Term Loan accrue interest at a per annum rate based on the consolidated total leverage ratio ranging from SOFR plus 8.75% with a leverage ratio < 3.50x to SOFR plus 10.75% with a leverage ratio > 6.25x. The interest rate shall initially be set at SOFR plus 9.75% through September 2025. At the Company’s option, interest may be paid at the base rate plus 9.75% with a leverage ratio < 3.50x to base rate plus 11.75% with a leverage ratio > 6.25x where the base rate is the greatest of 1) 3.0%, 2) Federal Funds rate plus 0.5%, 3) SOFR plus 1.0%, or 4) Prime rate. The base rate margin shall initially be set at base rate plus 10.75% In connection with the initial funding of the Term Loan the Company paid to the Term Loan lenders a fee equal to 3.0% of the Term Loan amount.

Covenants and Other Terms
The Term Loan contains a maximum total leverage ratio covenant, a maximum capital expenditure covenant, an average liquidity covenant, and other customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The consolidated total leverage ratio covenant may not exceed 7.25 to 1.00 for the quarter ending September 30, 2025; 6.50 to 1.00 for the quarter ending December 31, 2025; 6.00 to 1.00 for the quarter ending March 31, 2026; 5.25 to 1.00 for the quarter ending June 30, 2026; 5.00 to 1.00 for the quarter ending September 30, 2026; 4.75 to 1.00 for the quarter ending December 31, 2026; 4.50 to 1.00 for the quarter ending March 31, 2027; 4.25 to 1.00 for the quarter ending June 30, 2027; and 4.00 to 1.00 for the quarter ending September 30, 2027 and each fiscal quarter thereafter. The Term Loan also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2025.
The Term Loan contains customary events of default, including, without limitation, nonpayment of obligations under the Term Loan when due; material inaccuracy of representations and warranties; violation of covenants in the Term Loan and certain other documents executed in connection therewith; breach or default of agreements related to material debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain material judgments; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act events; loss, theft, damage or destruction of collateral; and a change in control of the Company. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.
Term Loan amortization payments are to be made quarterly, in an amount equal to 0.25% of the original principal balance of the Term Loan, stepping up to 1.25% from and after June 30, 2027.
The Term Loan requires the Company to make mandatory prepayments (subject to reinvestment rights) with the proceeds of certain asset dispositions and upon the receipt of certain extraordinary payments (including, without limitation, insurance or condemnation proceeds, tax refunds, and judgments). In addition, the Company is required to make annual excess cash flow prepayments commencing with fiscal 2026, and mandatory prepayments with proceeds of debt not permitted under the Term Loan.
Voluntary prepayment of amounts outstanding under the Term Loan are permitted at any time, subject to a make-whole amount for first year immediately following the initial funding of the Term Loan, a 4% premium for the second year and a 2% premium for the third year and the payment of customary breakage costs, if applicable.

ABL Revolving Credit Facility
On June 27, 2025, the Company and certain of its subsidiaries, as co-borrowers entered into a loan and security agreement (the “ABL Revolving Credit Facility”) with Bank of America, N.A. as agent, and certain financial institutions as lenders, which agreement governs the Company’s revolving credit facility and amends and restates the Company’s Prior Revolving Credit Facility due 2027. The Company and each of its co-borrower subsidiaries are jointly and severally liable for all obligations arising under the ABL Revolving Credit Facility and have granted liens in substantially all of their property to secure their respective obligations under the revolving loan agreement and related documents. The ABL Revolving Credit Facility matures on June 27, 2030, springing to 91 days prior to the maturity of the Term Loan or third-party subordinated debt.
In accordance with the terms of the ABL Revolving Credit Facility the Company and the other named borrowers thereunder are entitled (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $115.0 million and a borrowing base composed of accounts receivable and inventory. The ABL Revolving Credit Facility comprises of a US subfacility of $100.0 million and a UK subfacility of $15 million, in each case subject to availability under the borrowing base. The US subfacility further has a first-in-last-out tranche equal to the lesser of $12.5 million and its borrowing base. The Company can increase the size of the revolving commitments thereunder by an incremental $50.0 million, subject to the consent of the lenders providing the incremental commitments. Up to an aggregate of $10.0 million is available to the Company and the other borrowers for the issuance of letters of credit, which reduces availability under the ABL Revolving Credit Facility. Borrowings are available in US Dollars, Pounds Sterling and Euros.

Interest Rates and Commitment Fees
Amounts outstanding under the ABL Revolving Credit Facility accrue interest at a per annum rate based on SOFR, SONIA or EURIBOR, as applicable for the currency of the loan, with margins based on the average daily availability ranging from 1.50% if average daily availability > $50 million to 2.00% if average daily availability < $30 million. The interest rate shall initially be set at SOFR plus 1.75%. The first-in-last-out tranche shall accrue interest at a 1% higher rate. At the Company’s option, interest may be paid at the base rate. The base rate spread ranges from 0.50% if average daily availability > $50 million to 1.00% if average daily availability < $30 million.
The Company will pay an unused fee to the lenders equal to 0.25% per annum of the unused amounts under the ABL Revolving Credit Facility.

Covenants and Other Terms
The ABL Revolving Credit Facility includes a springing minimum fixed charge coverage ratio of 1.0:1.0, calculated when availability is less than the greater of $10.0 million and 10% of the revolver commitments. The fixed charge coverage ratio is determined with respect to Approved Obligors only.
The ABL Revolving Credit Facility contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The ABL Revolving Credit Facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of June 30, 2025.
The ABL Revolving Credit Facility contains customary events of default, including, without limitation, nonpayment of obligations under the ABL Revolving Credit Facility when due; material inaccuracy of representations and warranties; violation of covenants in the ABL Revolving Credit Facility and certain other documents executed in connection therewith; breach or default of agreements related to material debt; revocation or attempted revocation of guarantees; denial of the validity or enforceability of the loan documents or failure of the loan documents to be in full force and effect; certain material judgments; certain events of bankruptcy or insolvency; certain Employee Retirement Income Securities Act events; loss, theft, damage or destruction of collateral; and a change in control of the Company. Certain of the defaults are subject to exceptions, materiality qualifiers, grace periods and baskets customary for credit facilities of this type.

Voluntary prepayments of amounts outstanding under the ABL Revolving Credit Facility are permitted at any time, without premium or penalty, other than in respect of customary breakage costs, if applicable.

The ABL Revolving Credit Facility requires the borrowers to make mandatory prepayments with the receipt of any proceeds of certain insurance or condemnation awards paid in respect of revolving credit priority collateral.

At June 30, 2025, we had $30.3 million of borrowings under the ABL Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $83.6 million (subject to customary borrowing base and other conditions). Combined with availability under our China Credit Facility (described below) of approximately $7.0 million, total consolidated availability was $90.6 million at June 30, 2025. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility of $1.8 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively, are being amortized over the remaining life of the ABL Revolving Credit Facility. At December 31, 2024, we had $50.5 million borrowings under the ABL Revolving Credit Facility and we had outstanding letters of credit of $1.1 million.

Prior Credit Facilities due 2027
On December 19, 2024, the Company and certain of its subsidiaries entered into a fourth amendment ("Amendment No. 4") to its Prior Credit Facilities, originally dated April 30, 2021, between, among others, Bank of America, N.A. as administrative agent and other lenders party thereto (the “Lenders”) pursuant to which the Lenders reduced the prior term loan to $85 million in aggregate principal amount, reduced the prior revolving credit facility commitments by $25 million to an aggregate of $125 million in revolving credit facility commitments, and revised the covenant calculation including increasing the maximum consolidated total leverage ratio to 4.25:1.0 (which will be subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; and to 3.00:1.0 for each fiscal quarter thereafter). The Prior Credit Facilities were scheduled to mature on May 12, 2027.
Covenants and other terms
The Prior Term Loan was subject to certain financial covenants: (a) a minimum consolidated fixed charge coverage ratio of 1.20:1.0, and (b) a maximum consolidated total leverage ratio of 4.25:1.0 (which was subject to step-downs to 3.75:1.0 at the end of the fiscal quarter ending September 30, 2025; to 3.00:1.0 for each fiscal quarter thereafter).

Repayment and prepayment
The Prior Credit Facilities required the Company to make quarterly amortization payments to the Prior Term Loan at an annualized rate of the loans under the Prior Term Loan for every year as follows: 0.25% from September 30, 2025 through March 31, 2027 and 1.25% from June 30, 2027 through the last business day of each fiscal quarter ending thereafter. The Prior Credit Facilities also required all outstanding amounts under the Prior Credit Facilities to be repaid in full on the Maturity Date. Until June 28, 2028, voluntary prepayments of the Prior Term Loan were subject to a premium, calculated as a percentage of the obligations so prepaid under the Prior Term Loan, equal to (x) from June 27, 2025 until June 27, 2027, 4.00%, (y) from June 28, 2026 until June 27, 2028, 2.00% and (z) thereafter, none. The Prior Term Loan was also subject to an excess cash flow sweep and certain other customary mandatory prepayment requirements.
See Note 15, Commitments and Contingencies, for the future minimum principal payments due on long-term debt for the next five years.
Foreign Facility
During the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). The China Credit Facility was renewed during the quarter ended December 31, 2024, with availability of approximately $11.0 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had $4.2 million outstanding borrowings under the China Credit Facility as of June 30, 2025 and zero outstanding borrowing as of December 31, 2024. At June 30, 2025, we had $7.0 million of availability under the China Credit Facility.

Cash Paid for Interest
For the six months ended June 30, 2025 and 2024, cash payments for interest were $5.6 million and $5.8 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		June 30, 2025			December 31, 2024
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	30 years	$6,925	$(4,081)	$2,844	$8,182	$(5,251)	$2,931
Customer relationships	15 years	5,223	(4,411)	812	5,227	(4,240)	987
		$12,148	$(8,492)	$3,656	$13,409	$(9,491)	$3,918

The aggregate intangible asset amortization expense was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. The aggregate intangible asset amortization expense was $0.3 million and $0.3 million for the six months ended June 30, 2025 and 2024 respectively.

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

Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of June 30, 2025, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have historically entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps are intended to mitigate the impact of rising interest rates on the Company and covered approximately 50% of outstanding debt under the Prior Term Loan. Any changes in fair value were included in earnings or deferred through Accumulated other comprehensive loss, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship would be recognized immediately in earnings in the consolidated statements of operations.
At March 31, 2025, the Company entered into transactions to cash settle existing interest rate swaps and received proceeds of $0.6 million. The gain on the swap settlement has been recorded in Other comprehensive income (loss) and will be recognized over the life of the hedged transactions.
Stock Warrants Issued in Connection with Long-Term Debt — In connection with entering into the Term Loan due 2030, the Company issued to affiliates of TCW Management five-year warrants for the purchase of up to an aggregate of 3,934,776 shares of the Company’s common stock, issued in two equal tranches. The tranches have an exercise price of $1.52 and $2.07 per share, respectively. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00 per share, respectively, above the applicable exercise price. Upon a refinancing of the Term Loan, the holders of the warrants can require the Company to repurchase up to 50% of each tranche at a price equal to the stock price of the common stock at the time of repurchase less the exercise price. The warrants contain anti-dilution adjustments that may result in a change in the number of shares of common stock issuable upon exercise. The Company also has provided TCW Management with certain information and registration rights, including agreeing to file a registration statement within 45 days to register the resale of the shares underlying the warrants, pursuant to an Investor Rights Agreement.

The warrants were valued at $2.6 million using the Binomial Lattice Model and were recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets.
The fair values of our financial instruments measured on a recurring basis are categorized as follows:

	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$2,304	$—	$2,304	$—	$—	$—	$—	$—
Foreign exchange contract not designated as hedging instruments	$89	$—	$89	$—	$—	$—	$—	$—
Interest rate swap agreement settled in 2025	$—	$—	$—	$—	$1,069	$—	$1,069	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$62	$—	$62	$—	$5,698	$—	$5,698	$—
Foreign exchange contract not designated as hedging instruments	$—	$—	$—	$—	$53	$—	$53	$—
Warrants	$2,636	$—	$2,636	$—	$—	$—	$—	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	June 30, 2025		December 31, 2024
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$33,353	$33,714	$54,359	$55,251
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$6,753	$6,108	$4,697	$5,023
The following table summarizes the fair value and presentation of financial instruments in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		June 30, 2025	December 31, 2024
Foreign exchange contract designated as hedging instruments	Other current assets	$2,304	$—
Foreign exchange contract not designated as hedging instruments	Other current assets	$89	$—
Interest rate swap agreement settled in 2025	Other assets, net	$—	$1,069

	Derivative Liability
	Balance Sheet Location	Fair Value
		June 30, 2025	December 31, 2024
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$—	$5,648
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$—	$50
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$62	$53

	Derivative Equity
	Balance Sheet Location	Fair Value
		June 30, 2025	December 31, 2024
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive income (loss)	$2,596	$(2,119)
Interest rate swap agreements	Accumulated other comprehensive income	$2,157	$897

The following table summarizes the effect of financial instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$(627)	$513	$(2,609)	$602
Interest rate swap agreement settled in 2025	Interest expense	$—	$403	$127	$819
Interest rate swap agreement settled in 2022	Interest expense	$451	$188	$681	$377
Foreign exchange contracts not designated as hedging instruments	Other (income) expense	$96	$304	$139	$98

We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed was classified as Level 2 as of December 31, 2024. As of June 30, 2025, the classification was changed to a Level 3 due to the lack of observable market inputs or comparable instruments. With the refinancing of our long-term debt on June 27, 2025, the carrying values of our long-term debt obligations approximate the fair values.

The carrying amounts and fair values of our long-term debt obligations are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan due 2030 [1]	$87,850	$87,850	$—	$—
Prior Term Loan due 2027 [1]	$—	$—	$85,000	$84,363
Revolving credit facility	$30,300	$30,300	$50,500	$50,500
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $0.9 million and long-term debt of $86.9 million as of June 30, 2025 and current portion of long-term debt of $8.4 million and long-term debt of $76.6 million as of December 31, 2024.

7. Leases
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$3,264	$2,566	$6,475	$4,965
Finance lease cost	35	31	61	65
Short-term lease cost	1,171	1,156	2,197	1,952
Total lease expense	$4,470	$3,753	$8,733	$6,982

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	June 30, 2025	December 31, 2024
Operating Leases
Right-of-use assets, net	Other assets, net	$34,412	$29,931

Current liabilities	Accrued liabilities and other	8,041	8,033
Non-current liabilities	Other long-term liabilities	27,338	22,795
Total operating lease liabilities		$35,379	$30,828

Finance Leases
Right-of-use assets, net	Other assets, net	$229	$97

Current liabilities	Accrued liabilities and other	62	57
Non-current liabilities	Other long-term liabilities	164	37
Total finance lease liabilities		$226	$94

Cash payments on operating leases were $5.8 million and $4.8 million for the six months ended June 30, 2025 and 2024 respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2025	$6,150	$44	$6,194
2026	10,461	79	10,540
2027	7,124	57	7,181
2028	5,563	50	5,613
2029	4,508	45	4,553
Thereafter	20,598	6	20,604
Total lease payments	$54,404	$281	$54,685
Less: Imputed interest	(19,025)	(55)	(19,080)
Present value of lease liabilities	$35,379	$226	$35,605
8. Income Taxes
We recorded a $1.7 million tax provision, or (72)% effective tax rate for the three months ended June 30, 2025, and $3.8 million tax provision, or (113)% effective tax rate for the six months ended June 30, 2025, compared to a $0.3 million tax benefit, or 17% effective tax rate for the three months ended June 30, 2024, and $0.4 million tax provision, or 73% effective tax rate for the six months ended June 30, 2024. The effective tax rate is impacted by the mix of the Company's profitable foreign operations and losses in the US while maintaining its full valuation allowance position on U.S. deferred tax assets. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2025 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2025 could be different from the forecasted amount used to estimate the income tax expense for the three and six months ended June 30, 2025.

For the six months ended June 30, 2025 and 2024, cash paid for taxes, net of refunds received, were $1.7 million and $3.6 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended June 30,
	2025	2024
Interest cost	$405	$347
Expected return on plan assets	(363)	(315)
Amortization of prior service cost	13	13
Recognized actuarial loss	242	199
Net cost	$297	$244

	Non-U.S. Pension Plan
	Six months ended June 30,
	2025	2024
Interest cost	$789	$696
Expected return on plan assets	(708)	(632)
Amortization of prior service cost	26	26
Recognized actuarial loss	473	399
Net cost	$580	$489

Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
In 2020, the Company made awards, defined as cash, shares or other awards, to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) and the Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). Effective May 15, 2025, the stockholders of the Company approved the amended and restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.
2025 Performance Stock Awards Settled in Cash – Performance-based stock award is a grant that is earned and payable in cash. The total amount payable as of the award's vesting date is determined based upon the greater of either EBITDA performance or stock price performance.
The EBITDA component is measured at the end of each year (the “EBITDA Performance Period”) and weighted as 1/3 of the potential EBITDA payout for the performance period. EBITDA, for any period means Earnings Before Interest, Taxes, Depreciation, and Amortization, a financial metric that measures the Company's operational profitability by excluding non-operating expenses and non-cash items. The stock price component will be measured during the last 18 months of the award (the “Stock Price Performance Period”). The Stock Price Performance Period for the 2025 award is July 1, 2026 through December 31, 2027.
These awards are payable at the end of the performance period in cash if the employee is employed through the end of the performance period and the performance measures have been met. If the employee is not employed during the entire performance period, the award is forfeited. These grants are accounted for as cash settlement awards for which the fair value of the award fluctuates based on either EBITDA performance or stock price performance.
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2024	$700
New grants	3,461
Forfeitures	(164)
Adjustments	(2,958)
Payments	—
Adjusted Award Value at June 30, 2025	$1,039
Unrecognized compensation expense was $2.8 million and $1.8 million as of June 30, 2025 and 2024, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of June 30, 2025, there was approximately $5.8 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
At the Annual Meeting of Stockholders of Commercial Vehicle Group, Inc., held on May 15, 2025, the stockholders of the Company approved increasing the number of shares available by 1.8 million shares pursuant to the amended and restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.

A summary of the status of our restricted stock awards as of June 30, 2025 and changes during the six months ended June 30, 2025, are presented below:

	2025
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested - December 31, 2024	835	$5.02
Granted	2,538	1.33
Vested	(199)	(4.07)
Forfeited	(92)	3.64
Unvested - June 30, 2025	3,082	$2.07
As of June 30, 2025, a total of 0.02 million shares were available for future grants from the shares authorized for award under our amended and restated 2020 Equity Incentive Plan, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,882,848 and 33,694,396 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of June 30, 2025 and December 31, 2024.
Earnings (Loss) Per Share — Basic earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share presented is determined by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period as determined by the treasury stock method. Potential common shares are included in the diluted earnings per share calculation when dilutive.
Diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(4,761)	$(1,600)	$(9,073)	$1,338
Net income (loss) from continuing operations	(4,106)	(1,299)	(7,245)	147
Net income (loss) from discontinued operations	(655)	(301)	(1,828)	1,191
Weighted average number of common shares outstanding (in '000s)	33,799	33,393	33,747	33,359
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	—	—	475
Dilutive shares outstanding	33,799	33,393	33,747	33,834
Basic earnings (loss) per share from continuing operations	$(0.12)	$(0.04)	$(0.21)	$0.01
Basic earnings (loss) per share from discontinued operations	$(0.02)	$(0.01)	$(0.05)	$0.03
Diluted earnings (loss) per share from continuing operations	$(0.12)	$(0.04)	$(0.21)	$0.01
Diluted earnings (loss) per share from discontinued operations	$(0.02)	$(0.01)	$(0.05)	$0.03

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2025 and 367 thousand outstanding restricted shares awarded were excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2024. There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 and 405 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2024.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)
Net current period change	8,366	(76)	4,174	12,464
Amounts reclassified into earnings	—	109	1,801	1,910
Balance - June 30, 2025	$(22,296)	$(11,426)	$4,753	$(28,969)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(3,856)	(1,071)	(145)	(5,072)
Amounts reclassified into earnings	—	213	(1,798)	(1,585)
Balance - June 30, 2024	$(27,083)	$(12,754)	$2,896	$(36,941)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$5,771	$—	$5,771	$8,366	$—	$8,366
Net actuarial gain (loss) and prior service credit	77	—	77	(76)	—	(76)
Derivative instruments	3,738	—	3,738	4,978	(804)	4,174
Net unrealized gain (loss)	9,586	—	9,586	$13,268	$(804)	$12,464
Amounts reclassified into earnings:
Actuarial gain and prior service cost	6	—	6	$109	$—	$109
Derivative instruments	176	—	176	1,801	—	1,801
Net realized gain	182	—	182	$1,910	$—	$1,910
Total other comprehensive income (loss)	$9,768	$—	$9,768	$15,178	$(804)	$14,374

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(1,297)	$—	$(1,297)	$(3,856)	$—	$(3,856)
Net actuarial gain (loss) and prior service credit	(498)	1	(497)	(1,073)	2	(1,071)
Derivative instruments	(3,880)	1,009	(2,871)	(132)	(13)	(145)
Net unrealized gain (loss)	(5,675)	1,010	(4,665)	$(5,061)	$(11)	$(5,072)
Amounts reclassified into earnings:
Actuarial gain and prior service cost	106	—	106	$213	$—	$213
Derivative instruments	(1,495)	391	(1,104)	(2,370)	572	(1,798)
Net realized gain (loss)	(1,389)	391	(998)	(2,157)	572	(1,585)
Total other comprehensive income (loss)	$(7,064)	$1,401	$(5,663)	$(7,218)	$561	$(6,657)

As of June 30, 2025, the Company estimates that net pre-tax derivative income of $2.7 million included in Accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program seeks to align cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2024	$28	$—	$—	$360	$388
New charges	—	530	45	127	702
Payments and other adjustments	(28)	(530)	(45)	(129)	(732)
March 31, 2025	$—	$—	$—	$358	$358
New charges	358	539	243	—	1,140
Payments and other adjustments	(358)	(539)	(243)	(133)	(1,273)
June 30, 2025	$—	$—	$—	$225	$225

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/ Other	Total
December 31, 2023	$128	$—	$—	$983	$1,111
New charges	53	1,090	470	164	1,777
Payments and other adjustments	(53)	(1,090)	(470)	(540)	(2,153)
March 31, 2024	$128	$—	$—	$607	$735
New charges	762	1,379	1,634	—	3,775
Payments and other adjustments	(766)	(1,379)	(1,634)	(97)	(3,876)
June 30, 2024	$124	$—	$—	$510	$634
Of the $1.1 million costs incurred in the three months ended June 30, 2025 for restructuring, $1.1 million related to headcount reductions; $1.1 million were recorded in cost of revenue. Of the $1.1 million costs incurred in the three months ended June 30, 2025, $0.4 million related to the Global Seating segment, $0.5 million related to the Global Electrical Systems, and $0.2 million related to the Trim Systems and Components segment.
Of the $1.8 million costs incurred in the six months ended June 30, 2025 for restructuring, $1.8 million related to headcount reductions; $1.6 million were recorded in cost of revenues and $0.2 million were recorded in selling, general and administrative expenses. Of the $1.8 million costs incurred in the six months ended June 30, 2025, $0.4 million related to the Global Seating segment, $1.1 million related to the Global Electrical Systems, and $0.3 million related to the Trim Systems and Components segment.
Of the $3.8 million costs incurred in the three months ended June 30, 2024 for restructuring, $3.4 million related to headcount reductions and $0.4 million related to facility exit and other; $3.5 million were recorded in cost of revenues and $0.3 million were recorded in selling, general and administrative expenses. Of the $3.8 million costs incurred in three months ended June 30, 2024 for restructuring, $1.4 million related to headcount in the Global Electrical Systems segment, $1.6 million related to headcount reductions in the Trim Systems and Components segment, $0.4 million related to headcount reductions and $0.4 million related to facility exit in the Global Seating segment.
Of the $5.6 million costs incurred in the six months ended June 30, 2024 for restructuring, $4.9 million related to headcount reductions and $0.7 million related to facility exit and other. Of the $5.6 million costs incurred in the six months ended June 30, 2024 for restructuring, $5.1 million were recorded in cost of revenue and $0.5 million were recorded in selling, general and administrative expenses. Of the $5.6 million costs incurred in six months ended June 30, 2024 for restructuring, primarily $2.5 million related to headcount in the Global Electrical Systems segment, $2.1 million related to headcount reductions in the Trim Systems and Components segment, $0.2 million related to headcount reductions at Corporate and Other and $0.7 million related to facility exit in the Global Seating segment.

15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of June 30, 2025, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of June 30, 2025 and 2024, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended June 30, 2025 and December 31, 2024, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
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
The following presents a summary of the warranty provision for the six months ended June 30, 2025:

Balance - December 31, 2024	$1,207
Provision for warranty claims	1,013
Deduction for payments made and other adjustments	(699)
Balance - June 30, 2025	$1,521

Debt Payments - As disclosed in Note 4, Debt, the Term Loan requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt matures in 2030; no payments are due thereafter:

Total
Remainder of 2025	$474
2026	$942
2027	$3,691
2028	$4,411
2029	$4,195
Thereafter	$111,587

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
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$74,457	$53,585	$43,914	$171,956
Cost of revenues	64,527	47,674	40,226	152,427
Gross profit	9,930	5,911	3,688	19,529
Selling, general & administrative expenses	7,219	5,204	3,583	16,006
Operating income (loss) [1]	$2,711	$707	$105	$3,523
Corporate and other unallocated costs [2]				2,726
Other (income) expense				427
Interest expense				2,291
Loss on early extinguishment of debt				460
Loss before provision for income taxes				$(2,381)

	Three Months Ended June 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$82,404	$53,639	$57,622	$193,665
Cost of revenues	71,770	49,655	51,672	173,097
Gross profit	10,634	3,984	5,950	20,568
Selling, general & administrative expenses	8,534	4,523	3,623	16,680
Operating income (loss) [1]	$2,100	$(539)	$2,327	$3,888
Corporate and other unallocated costs [2]				2,824
Other (income) expense				206
Interest expense				2,417
Loss before provision for income taxes				$(1,559)

	Six Months Ended June 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$147,866	$104,037	$89,848	$341,751
Cost of revenues	128,843	94,137	81,449	304,429
Gross profit	19,023	9,900	8,399	37,322
Selling, general & administrative expenses	13,608	9,511	6,761	29,880
Operating income (loss) [1]	$5,415	$389	$1,638	$7,442
Corporate and other unallocated costs [2]				5,237
Other (income) expense				355
Interest expense				4,794
Loss on early extinguishment of debt				460
Income before provision for income taxes				$(3,404)

	Six Months Ended June 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$163,201	$112,365	$112,725	$388,291
Cost of revenues	141,721	103,556	99,175	344,452
Gross profit	21,480	8,809	13,550	43,839
Selling, general & administrative expenses	16,585	8,905	7,023	32,513
Operating income (loss) [1]	$4,895	$(96)	$6,527	$11,326
Corporate and other unallocated costs [2]				5,753
Other (income) expense				418
Interest expense				4,603
Income before provision for income taxes				$552

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

17. Other Financial Information
Items reported in inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$86,701	$98,677
Work in process	11,383	10,960
Finished goods	18,578	18,587
Inventories	$116,662	$128,224

Items reported in property, plant, and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Land and buildings	$30,147	$26,613
Machinery and equipment	220,926	211,984
Construction in progress	4,848	8,075
Property, plant, and equipment, gross	255,921	246,672
Less accumulated depreciation	(188,150)	(177,811)
Property, plant and equipment, net	$67,771	$68,861
Items reported in accrued expenses and other liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Compensation and benefits	$18,580	$12,542
Operating lease liabilities	8,041	8,033
Taxes payable	3,930	2,122
Accrued legal and professional fees	2,720	1,694
Derivative liabilities	62	5,701
Accrued freight	1,885	3,243
Warranty costs	1,521	1,207
Customer tooling projects	815	1,259
Other	3,142	4,557
Accrued liabilities and other	$40,696	$40,358
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

The Company has continuing involvement with the cab structures business through a transition services agreement (TSA), pursuant to which the Company and Buyer parties provide certain service to each other for a period of time following the disposition, up to one year. While the transition services are expected to vary in duration depending upon the type of service provided, the Company expects to reduce costs as the transition services are completed. The Company recognized $0.4 million of income related to the transition services agreement for the six months ended June 30, 2025, which was presented in Continuing operations, Other (income) expense in the Condensed Consolidated Statements of Operations.
The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations, net of tax
Cab structures business	$(512)	$493	$(1,535)	$3,513
Industrial Automation segment	(143)	(794)	(293)	(2,322)
Total income (loss) from discontinued operations, net of tax	$(655)	$(301)	$(1,828)	$1,191
The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Operations attributable to each discontinued operation for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations attributable to Cab structures business:
Revenues	$—	$31,252	$(657)	$64,391
Cost of revenues	512	30,599	878	59,739
Gross profit	(512)	653	(1,535)	4,652
Selling, general and administrative expenses	—	—	—	—
Operating income (loss)	(512)	653	(1,535)	4,652
Income (loss) before provision for income taxes	(512)	653	(1,535)	4,652
Provision (benefit) for income taxes of discontinued operations	—	160	—	1,139
Net income (loss) from discontinued operations, net of income taxes	$(512)	$493	$(1,535)	$3,513

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations attributable to Industrial Automation segment:
Revenues	$—	$4,990	$(150)	$9,291
Cost of revenues	—	5,123	—	9,922
Gross profit	—	(133)	(150)	(631)
Selling, general and administrative expenses	—	823	—	2,262
Operating income (loss)	—	(956)	(150)	(2,893)
Other (income) expense	143	—	143	—
Interest expense	—	72	—	137
Income (loss) before provision for income taxes	(143)	(1,028)	(293)	(3,030)
Provision (benefit) for income taxes of discontinued operations	—	(234)	—	(708)
Net income (loss) from discontinued operations, net of income taxes	$(143)	$(794)	$(293)	$(2,322)

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Cash Flows attributable to discontinued operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	$306	$8,310
Net cash used in investing activities	—	(434)
Total cash provided by discontinued operations	$306	$7,876

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

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
Key Developments
The Company announced on June 27, 2025, it had closed on $210 million in senior secured credit facilities, consisting of (i) a $95 million senior secured Term Loan with TCW Group, as agent, and (ii) a $115 million senior secured asset-based revolving credit facility with Bank of America, N.A., as agent. Obligations under the new senior secured credit facilities will mature on June 27, 2030, with the ABL revolving credt facility springing to 91 days prior to the maturity of the Term Loan or third-party subordinated debt.
In connection with the financing, TCW Group affiliates received five-year warrants for the purchase of up to 3,934,776 shares of the company’s common stock, issued in two equal tranches. The tranches of warrants have an exercise price of $1.52 and $2.07 per share, respectively. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00 per share, respectively, above the applicable exercise price. Upon a refinancing of the new credit agreement, the holders can require the Company to repurchase up to 50% of each tranche at a price equal to the stock price of the common stock at the time of repurchase less the exercise price. The warrants contain customary anti-dilution adjustments. The Company has provided the holders with certain information and registration rights, including agreeing to file a registration statement within 45 days to register the resale of the shares underlying the warrants.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. Key provisions of the bill include, but are not limited to, immediate expensing of R&E expenditures, restoration and expansion of 100% bonus depreciation and permanent reinstatement of the EBITDA limitation for the calculation of the 163(j) business interest expense deduction. Additionally, the bill extends and modifies certain international tax provisions of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company continues to evaluate the impact of the new legislation but does not expect the OBBBA to have a material impact on the Company’s consolidated financial statements.

Consolidated Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The table below sets forth certain consolidated operating data for the three months ended June 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$171,956	$193,665	$(21,709)	(11.2)%
Gross profit	19,529	20,459	(930)	(4.5)
Selling, general and administrative expenses	18,732	19,395	(663)	(3.4)
Other (income) expense	427	206	221	107.3
Interest expense	2,291	2,417	(126)	(5.2)
Loss on extinguishment of debt	460	—	460	NM1
Provision for income taxes	1,725	(260)	1,985	NM1
Net income (loss) from continuing operations	(4,106)	(1,299)	(2,807)	216.1
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $20.8 million, or 12.9%, decrease in OEM and other sales;
•a $0.9 million, or 2.8%, decrease in aftermarket and OES sales.

The decrease in revenues of 11.2% is due primarily to a softening in customer demand across Global Seating and Trim Systems & Components segments.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $0.9 million decrease in gross profit is primarily attributable to the impact of lower sales volumes. Cost of revenues decreased $20.8 million, or 12.0%, as a result of a decrease in raw material and purchased component costs of $13.1 million, or 12.7%, and a decrease in labor and overhead expenses of $7.7 million, or 11.0%. As a percentage of revenues, gross profit margin was 11.4% for the three months ended June 30, 2025 compared to 10.6% for the three months ended June 30, 2024. The three months ended June 30, 2025 results include charges of $1.1 million associated with restructuring programs, compared to $5.1 million for the three months ended June 30, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $0.7 million compared to the three months ended June 30, 2024, primarily as a result of a decrease in incentive compensation expense. As a percentage of revenues, SG&A expense was 10.9% and 10.0% for the three months ended June 30, 2025 and 2024, respectively.

Other (Income) Expense. Other expense increased $0.2 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Interest Expense. Interest associated with our debt was relatively flat on a lower average debt balance, at $2.3 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively.

Loss on extinguishment of debt. Loss on extinguishment of debt reflects the write-off of deferred financing fees related to early repayment of the prior revolver $0.5 million.

Provision for Income Taxes. Income tax expense of $1.7 million and benefit of $0.3 million was recorded for the three months ended June 30, 2025 and 2024, respectively. The primary driver in the effective tax rate change is the company's losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (Loss) from continuing operations. Net loss from continuing operations was $4.1 million for the three months ended June 30, 2025 compared to net loss of $1.3 million for the three months ended June 30, 2024. The decrease in net income is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The table below sets forth certain Global Seating Segment operating data for the three months ended June 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$74,457	$82,404	$(7,947)	(9.6)%
Gross profit	9,930	10,634	(704)	(6.6)
Selling, general & administrative expenses	7,219	8,534	(1,315)	(15.4)
Operating income	2,711	2,100	611	29.1
Revenues. The decrease in Global Seating Segment revenues of $7.9 million was primarily driven by decreased customer demand.
Gross Profit. The decrease in 2025 gross profit of $0.7 million was primarily attributable to lower sales volumes. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $5.9 million, or 13.0%, and a decrease in labor and overhead expenses of $1.4 million, or 5.3%.

As a percentage of revenues, gross profit margin was 13.3% for the three months ended June 30, 2025 compared to 12.9% for the three months ended June 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses decreased $1.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result of reduced incentive compensation expense and headcount reduction.
Global Electrical Systems Segment Results
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The table below sets forth certain Global Electrical Systems Segment operating data for the three months ended June 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$53,585	$53,639	$(54)	(0.1)%
Gross profit	5,911	3,984	1,927	48.4
Selling, general & administrative expenses	5,204	4,523	681	15.1
Operating income (loss)	707	(539)	1,246	NM1
1.Not meaningful
Revenues. Revenues in the Global Electrical Systems Segment were essentially flat compared to the three months ended June 30, 2024.

Gross Profit. The increase in gross profit of $1.9 million was primarily attributable to lower start-up and restructuring costs. The cost of revenues decreased in line with the sales decrease of 0.1%, driven by a decrease in labor and overhead expenses of $2.4 million, or 9.9%; and an increase in raw material and purchased component costs of $0.5 million, or 1.9%.

As a percentage of revenues, gross profit margin was 11.0% for the three months ended June 30, 2025 compared to 7.4% for the three months ended June 30, 2024. The increase in gross profit margin was primarily due to lower start-up and restructuring costs in the current year compared to the prior year, offset by lower sales volume. The three months ended June 30, 2025 results include charges of $0.5 million associated with the restructuring program, compared to $2.5 million for the three months ended June 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Trim Systems and Components Segment Results
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The table below sets forth certain Trim Systems and Components Segment operating data for the three months ended June 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$43,914	$57,622	$(13,708)	(23.8)%
Gross profit	3,688	5,950	(2,262)	(38.0)
Selling, general & administrative expenses	3,583	3,623	(40)	(1.1)
Operating income	105	2,327	(2,222)	(95.5)

Revenues. The decrease in Trim Systems and Components Segment revenues in 2025 of $13.7 million was primarily driven by decreased customer demand.

Gross Profit. The decrease in gross profit of $2.3 million was primarily attributable to lower sales volumes. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $7.7 million, or 23.5%, and a decrease in labor and overhead expenses of $3.8 million, or 19.9%.

As a percentage of revenues, gross profit margin was 8.4% for the three months ended June 30, 2025 compared to 10.3% for the three months ended June 30, 2024. The decrease in gross profit margin was primarily due to lower sales volumes.

Selling, General and Administrative Expenses.  SG&A expenses were relatively flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Consolidated Results of Operations

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The table below sets forth certain consolidated operating data for the six months ended June 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$341,751	$388,291	$(46,540)	(12.0)%
Gross profit	37,322	43,623	(6,301)	(14.4)
Selling, general and administrative expenses	35,117	38,050	(2,933)	(7.7)
Other (income) expense	355	418	(63)	(15.1)
Interest expense	4,794	4,603	191	4.1
Loss on extinguishment of debt	460	—	460	NM1
Provision (benefit) for income taxes	3,841	405	3,436	NM1
Net income (loss) from continuing operations	(7,245)	147	(7,392)	NM1
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $44.4 million, or 13.8%, decrease in OEM and other revenues; and
•a $2.2 million, or 3.3%, decrease in aftermarket and OES sales.
The decrease in revenues of $46.5 million is primarily driven by a softening in customer demand across all segments.

Gross Profit. The $6.3 million decrease in gross profit is primarily attributable to the impact of lower sales volumes. Cost of revenues decreased $40.2 million, or 11.7%, as a result of a decrease in raw material and purchased component costs of $23.4 million, or 11.5%, and a decrease in labor and overhead expenses of $16.8 million, or 11.9%. As a percentage of revenues, gross profit margin was 10.9% for the six months ended June 30, 2025 compared to 11.2% for the six months ended June 30, 2024. The six months ended June 30, 2025 results include charges of $1.6 million associated with the restructuring programs, compared to $5.1 million for the six months ended June 30, 2024 .

Selling, General and Administrative Expenses. SG&A expenses decreased $2.9 million compared to the six months ended June 30, 2024, primarily as a result of a decrease in incentive compensation expense. As a percentage of revenues, SG&A expense was 10.3% for the six months ended June 30, 2025 compared to 9.8% for the six months ended June 30, 2024. The six months ended June 30, 2025 results include charges of $0.2 million associated with the restructuring programs, compared to $0.4 million for the six months ended June 30, 2024.

Other (Income) Expense. Other Expenses decreased $0.1 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Interest Expense. Interest associated with our debt was $4.8 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense primarily related to less benefit from the interest rate swap due to lower interest rates on variable rate debt during the current period.

Loss on extinguishment of debt. Loss on extinguishment of debt reflects the write-off of deferred financing fees related to early repayment of the prior revolver of $0.5 million.

Provision (benefit) for Income Taxes. Income tax expense of $3.8 million and $0.4 million were recorded for the six months ended June 30, 2025 and 2024, respectively. The primary driver in the effective tax rate change is the company's losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (loss) from continuing operations. Net loss from continuing operations was $7.2 million for the six months ended June 30, 2025 compared to net income of $0.1 million for the six months ended June 30, 2024. The decrease in net income is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The table below sets forth certain Global Seating Segment operating data for the six months ended June 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$147,866	$163,201	$(15,335)	(9.4)%
Gross profit	19,023	21,480	(2,457)	(11.4)
Selling, general & administrative expenses	13,608	16,585	(2,977)	(17.9)
Operating income	5,415	4,895	520	10.6

Revenues. The decrease in Global Seating Segment revenues of $15.3 million was primarily driven by decreased customer demand.

Gross Profit. The decrease in gross profit of $2.5 million was primarily attributable to lower sales volume and increased freight costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $10.0 million, or 11.2%, and a decrease in labor and overhead expenses of $2.9 million, or 5.5%.

As a percentage of revenues, gross profit margin was 12.9% for the six months ended June 30, 2025 compared to 13.2% for the six months ended June 30, 2024, driven by lower sales volume and increased freight costs. The six months ended June 30, 2025 results include charges of $0.4 million associated with the restructuring program, compared to $0.8 million for the six months ended June 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses decreased $3.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of reduced incentive compensation expense and headcount reduction.
Global Electrical Systems Segment Results
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The table below sets forth certain Global Electrical Systems Segment operating data for the six months ended June 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$104,037	$112,365	$(8,328)	(7.4)%
Gross profit	9,900	8,809	1,091	12.4
Selling, general & administrative expenses	9,511	8,905	606	6.8
Operating income (loss)	389	(96)	485	(505.2)

Revenues. The decrease in Global Electrical Systems Segment revenues of $8.3 million was primarily driven by decreased customer demand.

Gross Profit. The increase in gross profit of $1.1 million is primarily attributable to lower start-up and restructuring costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $1.8 million, or 3.6%, and a decrease in labor and overhead expenses of $7.6 million, or 14.5%.

As a percentage of revenues, gross profit margin was 9.5% for the six months ended June 30, 2025 compared to 7.8% for the six months ended June 30, 2024. This was primarily due to lower start-up and restructuring costs. The six months ended June 30, 2025 results include charges of $1.0 million associated with the restructuring program, compared to $2.5 million for the six months ended June 30, 2024.

Selling, General and Administrative Expenses. SG&A expenses increased $0.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Trim Systems and Components Segment Results
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The table below sets forth certain Trim Systems and Components Segment operating data for the six months ended June 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$89,848	$112,725	$(22,877)	(20.3)%
Gross profit	8,399	13,550	(5,151)	(38.0)
Selling, general & administrative expenses	6,761	7,023	(262)	(3.7)
Operating income (loss)	1,638	6,527	(4,889)	(74.9)

Revenues. The decrease in Trim Systems and Components Segment revenues of $22.9 million was primarily driven by decreased customer demand.

Gross Profit. The decrease in gross profit of $5.2 million is primarily attributable to lower sales volume and increased freight costs. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $11.6 million, or 18.3%; and a decrease in labor and overhead expenses of $6.2 million, or 17.0%.

As a percentage of revenues, gross profit margin was 9.3% for the six months ended June 30, 2025 compared to 12.0% for the six months ended June 30, 2024, driven by lower sales volume and increased freight costs. The six months ended June 30, 2025 results include charges of $0.2 million associated with the restructuring program, compared to $1.8 million for the six months ended June 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses decreased $0.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2025 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of June 30, 2025, we had outstanding letters of credit of $1.1 million and borrowing availability of $90.6 million from our U.S. and China credit facilities (subject to customary borrowing base and other conditions), in addition to $45.3 million of cash.

As of June 30, 2025, cash of $30.7 million was held by foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of June 30, 2025 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

Covenants and Liquidity

Our ability to comply with the covenants in the Term Loan and ABL Revolving Credit Facility, as discussed in Note 4, Debt, may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant and other covenants in the Term Loan and ABL Revolving Credit Facility for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants.

Sources and Uses of Cash

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$34,041	$10,232
Net cash used in investing activities	(5,271)	(8,066)
Net cash provided by (used in) financing activities	(12,219)	355
Effect of currency exchange rate changes on cash	2,109	(1,028)
Net increase in cash	$18,660	$1,493

Operating activities. For the six months ended June 30, 2025, net cash provided by operating activities was $34.0 million compared to net cash provided by operating activities of $10.2 million for the six months ended June 30, 2024. Net cash provided by operating activities is primarily attributable to a decrease in trade working capital and net loss for the six months ended June 30, 2025 as compared to a lesser decrease in trade working capital for the six months ended June 30, 2024.

Investing activities. For the six months ended June 30, 2025, net cash used in investing activities was $5.3 million compared to $8.1 million for the six months ended June 30, 2024. The change was mainly due to less capital spending in the current year, combined with $3.2 million proceeds from the sale of the Company's FinishTEK business received during the first quarter of 2024 offsetting capital expenditures. In 2025, we expect capital expenditures to be in the range of $10 million to $15 million.

Financing activities. For the six months ended June 30, 2025, net cash used in financing activities was $12.2 million compared to net cash provided by financing activities of $0.4 million for the six months ended June 30, 2024. Use of cash in financing activities during the six months ended June 30, 2025 was primarily attributable to the cost of refinancing our debt which totaled $6.1 million and the net reduction of our debt of $6.0 million.

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

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. At June 30, 2025, there have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s plans to improve financial results, the future of the Company’s end markets, changes in the Class 8 and Class 5-7 North America truck build rates, performance of the global construction and agricultural equipment business, the Company’s prospects in the wire harness and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including global supply chain constraints, inflation and labor shortages, tariffs and counter-measures, financial covenant compliance, anticipated effects of acquisitions, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K. As of June 30, 2025, there have been no material changes in our exposure to market risk from those disclosed in our 2024 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended June 30, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future sales and issuances of our Common Stock or rights to purchase Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities, including shares of Common Stock and rights to purchase Common Stock. Future sales and issuances of our Common Stock or rights to purchase our Common Stock could result in substantial dilution to our existing stockholders and could potentially dilute future net income per share. We may issue and sell Common Stock in a manner as we may determine from time to time. If we sell any such Common Stock in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Common Stock.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On June 30, 2025 the Company issued five-year warrants to affiliates of TCW Management (accredited investors) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to purchase up to 3,934,776 shares of the Company’s common stock, issued in two equal tranches at an exercise price of $1.52 and $2.07 per share, respectively to TCW Management, in connection with the loan financing disclosed in footnote 6 Fair Value Measurement. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00, respectively, above the applicable exercise price. Upon a refinancing of the Term Loan, the holders of the warrants can require the Company to repurchase up to 50% of each tranche at a price equal to the stock price of the common stock at the time of repurchase less the exercise price. The warrants contain anti-dilution adjustments that may result in a change in the number of shares of common stock issuable upon exercise. The Company also has provided TCW Management with certain information and registration rights, including agreeing to file a registration statement within 45 days to register the resale of the shares underlying the warrants, pursuant to an Investor Rights Agreement.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 6        Exhibits

10.1	Retention Agreement between the Company and Andy Cheung dated April 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2025).
10.2	Retention Agreement between the Company and Aneezal Mohamed dated April 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2025).
10.3	Retention Agreement between the Company and Kristin Mathers dated April 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2025).
10.4	Amended and Restated Commercial Vehicle Group, Inc 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2025).
10.5	Loan and Security Agreement, dated as of June 27, 2025, by and among the Company, certain of the Company’s subsidiaries, as borrowers and guarantors, TCW Asset Management Company LLC, as administrative agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025).
10.6	Loan and Security Agreement, dated as of June 27, 2025, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2025).
10.7	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2025).
10.8	Investor Rights Agreement, dated June 27, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2025).
31.1	302 Certification by James R. Ray, President and Chief Executive Officer.
31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	August 4, 2025	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2025	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)