Form 10-Q
period 2025-09-30
Commercial Vehicle Group, Inc.
filed 2025-11-10
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 10, 2025 was 36,731,381 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands, except per share amounts)
Revenues	$152,489	$171,772	$494,240	$560,063
Cost of revenues	136,446	155,351	440,875	500,019
Gross profit	16,043	16,421	53,365	60,044
Selling, general and administrative expenses	17,104	17,481	52,222	55,531
Operating income (loss)	(1,061)	(1,060)	1,143	4,513
Other (income) expense	1,004	(1,033)	1,358	(615)
Interest expense	4,068	2,371	8,862	6,974
Loss on extinguishment of debt	—	—	460	—
Income (loss) before provision for income taxes	(6,133)	(2,398)	(9,537)	(1,846)
Provision for income taxes	687	(1,515)	4,527	(1,110)
Net income (loss) from continuing operations	(6,820)	(883)	(14,064)	(736)
Net income (loss) from discontinued operations - Note 18	(260)	10,397	(2,088)	11,588
Net income (loss)	$(7,080)	$9,514	$(16,152)	$10,852
Earnings (loss) per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.20)	$(0.03)	$(0.42)	$(0.02)
Income (loss) from discontinued operations	$(0.01)	$0.31	$(0.06)	$0.35
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.20)	$(0.03)	$(0.42)	$(0.02)
Income (loss) from discontinued operations	$(0.01)	$0.31	$(0.06)	$0.35
Weighted average shares outstanding:
Basic	33,885	33,458	33,793	33,392
Diluted	33,885	33,458	33,793	33,392
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited) (In thousands)
Net income (loss)	$(7,080)	$9,514	$(16,152)	$10,852
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	145	2,699	8,511	(1,157)
Minimum pension liability, net of tax	83	176	116	(682)
Derivative instruments, net of tax	(203)	(3,658)	5,772	(5,601)
Other comprehensive income (loss)	25	(783)	14,399	(7,440)
Comprehensive income (loss)	$(7,055)	$8,731	$(1,753)	$3,412
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$31,326	$26,630
Accounts receivable, net of allowances of $849 and $554, respectively	90,568	118,683
Inventories	123,054	128,224
Other current assets	31,057	29,763
Total current assets	276,005	303,300
Property, plant and equipment, net	66,127	68,861
Intangible assets, net	3,492	3,918
Deferred income taxes	11,969	11,084
Other assets, net	42,672	37,410
Total assets	$400,265	$424,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,050	$77,002
Accrued liabilities and other	40,218	40,358
Current portion of long-term debt and short-term debt	5,157	8,438
Total current liabilities	112,425	125,798
Long-term debt	107,264	127,062
Pension and other post-retirement benefits	8,765	8,143
Other long-term liabilities	35,284	27,978
Total liabilities	263,738	288,981
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 33,960,838 and 33,694,396 shares issued and outstanding respectively)	340	337
Treasury stock, at cost: 2,315,473 and 2,252,305 shares, respectively	(16,570)	(16,468)
Additional paid-in capital	271,905	269,117
Retained deficit	(90,204)	(74,051)
Accumulated other comprehensive loss	(28,944)	(43,343)
Total stockholders’ equity	136,527	135,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$400,265	$424,573
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,152)	$10,852
Adjustments to reconcile net income to cash flows from operating activities from continuing operations:
Depreciation and amortization	10,965	13,639
Noncash amortization of debt financing costs	603	240
Share-based compensation expense	2,788	2,978
Deferred income taxes	—	(3,810)
Non-cash (income) on derivative contracts	(1,226)	(716)
Gain on sale of assets	—	(3,544)
Loss on write-down of Industrial automation segment assets	—	8,204
Loss on extinguishment of debt	460	—
Gain on sale of cab structures business	—	(28,597)
Change in other operating items:
Accounts receivable	30,019	1,890
Inventories	6,545	(13,334)
Prepaid expenses	(791)	512
Accounts payable	(10,608)	17,628
Other operating activities, net	9,752	(12,777)
Net cash provided by (used in) operating activities	32,355	(6,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,089)	(14,547)
Proceeds from disposal/sale of property, plant and equipment	58	4,455
Proceeds from sale of business	—	22,960
Net cash provided by (used in) investing activities	(7,031)	12,868
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan due 2030	95,000	—
Repayment of Term Loan due 2030	(238)	—
Repayment of Prior Term Loan due 2027	(85,000)	(26,563)
Borrowings under prior revolving credit facility	—	38,500
Repayment of prior revolving credit facility	(50,500)	(24,500)
Borrowings under ABL revolving credit facility due 2030	30,300	—
Repayment under ABL revolving credit facility due 2030	(10,075)	—
Borrowings under China credit facility	4,186	—
Surrender of shares to pay withholding taxes	(101)	(59)
Debt issuance and amendment costs	(6,127)	(217)
Other financing activities	(106)	(88)
Net cash used in financing activities	(22,661)	(12,927)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	2,033	(69)
NET INCREASE (DECREASE) IN CASH	4,696	(6,963)
CASH:
Beginning of period	26,630	37,848
End of period	$31,326	$30,885
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except share amounts)
Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Share-based compensation expense	3,438	—	(2)	664	—	—	662
Net income from continuing operations for the period	—	—	—	—	1,446	—	1,446
Net income from discontinued operation for the period	—	—	—	—	1,493	—	1,493
Other comprehensive loss	—	—	—	—	—	(994)	(994)
Balance - March 31, 2024	33,325,973	$333	$(16,152)	$265,881	$(43,245)	$(31,278)	$175,539
Share-based compensation expense	117,991	1	(18)	1,349	—	—	1,332
Net loss from continuing operations for the period	—	—	—	—	(1,299)	—	(1,299)
Net loss from discontinued operation for the period	—	—	—	—	(302)	—	(302)
Other comprehensive loss	—	—	—	—	—	(5,663)	(5,663)
Balance - June 30, 2024	33,443,964	$334	$(16,170)	$267,230	$(44,846)	$(36,941)	$169,607
Share-based compensation expense	50,519	1	(39)	965	—	—	927
Net loss from continuing operations for the period	—	—	—	—	(883)	—	(883)
Net income from discontinued operation for the period	—	—	—	—	10,397	—	10,397
Other comprehensive loss	—	—	—	—	—	(783)	(783)
Balance - September 30, 2024	33,494,483	$335	$(16,209)	$268,195	$(35,332)	$(37,724)	$179,265

Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592
Share-based compensation expense	(994)	—	—	770	—	—	770
Net loss from continuing operations for the period	—	—	—	—	(3,139)	—	(3,139)
Net loss from discontinued operation for the period	—	—	—	—	(1,173)	—	(1,173)
Other comprehensive income	—	—	—	—	—	4,606	4,606
Balance - March 31, 2025	33,693,402	$337	$(16,468)	$269,887	$(78,363)	$(38,737)	$136,656
Share-based compensation expense	189,446	2	(11)	981	—	—	972
Stock warrants issued in connection with debt - Note 12	—	—	—	—	—	—	—
Net loss from continuing operations for the period	—	—	—	—	(4,106)	—	(4,106)
Net loss from discontinued operation for the period	—	—	—	—	(655)	—	(655)
Other comprehensive income	—	—	—	—	—	9,768	9,768
Balance - June 30, 2025	33,882,848	$339	$(16,479)	$270,868	$(83,124)	$(28,969)	$142,635
Share-based compensation expense	77,990	1	(91)	1,037	—	—	947
Net loss from continuing operations for the period	—	—	—	—	(6,820)	—	(6,820)
Net loss from discontinued operation for the period	—	—	—	—	(260)	—	(260)
Other comprehensive income	—	—	—	—	—	25	25
Balance - September 30, 2025	33,960,838	$340	$(16,570)	$271,905	$(90,204)	$(28,944)	$136,527
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

These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), and in our current Report on Form 8-K dated August 7, 2025, wherein we retrospectively recast historical segment reporting to reflect our current organizational structure (the "Recast Segment Information"). This report should be read in conjunction with our 2024 Form 10-K and the Recast Segment Information. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.

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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $90.6 million as of September 30, 2025 and $118.7 million as of December 31, 2024. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended September 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$67,903	$—	$—	$67,903
Electrical wire harnesses, panels and assemblies	804	49,491	—	50,295
Plastic & Trim components	—	—	26,282	26,282
Mirrors, wipers and controls	—	—	8,009	8,009
Total	$68,707	$49,491	$34,291	$152,489

	Three Months Ended September 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$75,704	$—	$—	$75,704
Electrical wire harnesses, panels and assemblies	939	46,714	—	47,653
Plastic & Trim components	—	—	37,183	37,183
Mirrors, wipers and controls	—	—	11,232	11,232
Total	$76,643	$46,714	$48,415	$171,772

	Nine Months Ended September 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$214,070	$—	$—	$214,070
Electrical wire harnesses, panels and assemblies	2,504	153,527	—	156,031
Plastic & Trim components	—	—	96,675	96,675
Mirrors, wipers and controls	—	—	27,464	27,464
Total	$216,574	$153,527	$124,139	$494,240

	Nine Months Ended September 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$237,676	$—	$—	$237,676
Electrical wire harnesses, panels and assemblies	2,168	159,079	—	161,247
Plastic & Trim components	—	—	123,167	123,167
Mirrors, wipers and controls	—	—	37,973	37,973
Total	$239,844	$159,079	$161,140	$560,063
4. Debt
Debt consisted of the following:

	September 30, 2025	December 31, 2024
Term Loan due 2030	$94,762	$—
ABL Revolving credit facility	20,225	—
Prior Term Loan due 2027	—	85,000
Prior Revolver due 2027	—	50,500
Unamortized value of warrants	(2,503)	—
Unamortized debt discount and issuance costs	(4,276)	—
	$108,208	$135,500
Less: current portion of long-term debt	(944)	(8,438)
Total long-term debt, net of current portion	$107,264	$127,062
Short-term debt - China credit facility	$4,213	—
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

Interest Rates and Fees
Amounts outstanding under the Term Loan accrue interest at a per annum rate based on the consolidated total leverage ratio ranging from SOFR plus 8.75% with a leverage ratio < 3.50x to SOFR plus 10.75% with a leverage ratio > 6.25x. The interest rate was set at SOFR plus 9.75% through September 2025. At the Company’s option, interest may be paid at the base rate plus 9.75% with a leverage ratio < 3.50x to base rate plus 11.75% with a leverage ratio > 6.25x where the base rate is the greatest of (1) 3.0%, (2) Federal Funds rate plus 0.5%, (3) SOFR plus 1.0%, or (4) Prime rate. The base rate margin was initially set at base rate plus 10.75%. In connection with the initial funding of the Term Loan the Company paid to the Term Loan lenders a fee equal to 3.0% of the Term Loan amount.

Covenants and Other Terms
The Term Loan contains a maximum total leverage ratio covenant, a maximum capital expenditure covenant, an average liquidity covenant, and other customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The consolidated total leverage ratio covenant may not exceed 7.25 to 1.00 for the quarter ending September 30, 2025; 6.50 to 1.00 for the quarter ending December 31, 2025; 6.00 to 1.00 for the quarter ending March 31, 2026; 5.25 to 1.00 for the quarter ending June 30, 2026; 5.00 to 1.00 for the quarter ending September 30, 2026; 4.75 to 1.00 for the quarter ending December 31, 2026; 4.50 to 1.00 for the quarter ending March 31, 2027; 4.25 to 1.00 for the quarter ending June 30, 2027; and 4.00 to 1.00 for the quarter ending September 30, 2027 and each fiscal quarter thereafter. The Term Loan also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2025.
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
Term Loan amortization payments are to be made quarterly in an amount equal to 0.25% of the original principal balance of the Term Loan, stepping up to 1.25% from and after June 30, 2027.
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
In accordance with the terms of the ABL Revolving Credit Facility the Company and the other named borrowers thereunder are entitled (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $115.0 million and a borrowing base composed of accounts receivable and inventory. The ABL Revolving Credit Facility is comprised of a US subfacility of $100.0 million and a UK subfacility of $15 million, in each case subject to availability under the borrowing base. The US subfacility further has a first-in-last-out tranche equal to the lesser of $12.5 million and its borrowing base. The Company can increase the size of the revolving commitments thereunder by an incremental $50.0 million, subject to the consent of the lenders providing the incremental commitments. Up to an aggregate of $10.0 million is available to the Company and the other borrowers for the issuance of letters of credit, which reduces availability under the ABL Revolving Credit Facility. Borrowings are available in US Dollars, Pounds Sterling and Euros.

Interest Rates and Commitment Fees
Amounts outstanding under the ABL Revolving Credit Facility accrue interest at a per annum rate based on SOFR, SONIA or EURIBOR, as applicable for the currency of the loan, with margins based on the average daily availability ranging from 1.50% if average daily availability > $50 million to 2.00% if average daily availability < $30 million. The interest rate was initially set at SOFR plus 1.75%. The first-in-last-out tranche accrues interest at a 1% higher rate. At the Company’s option, interest may be paid at the base rate. The base rate spread ranges from 0.50% if average daily availability > $50 million to 1.00% if average daily availability < $30 million.
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
The ABL Revolving Credit Facility contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The ABL Revolving Credit Facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of September 30, 2025.
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

At September 30, 2025, we had $20.2 million of borrowings under the ABL Revolving Credit Facility, outstanding letters of credit of $1.1 million and availability of $93.7 million (subject to customary borrowing base and other conditions). Combined with availability under our China Credit Facility (described below) of approximately $2.8 million, total consolidated availability was $96.5 million at September 30, 2025. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility of $1.9 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively, are being amortized over the remaining life of the ABL Revolving Credit Facility. At December 31, 2024, we had $50.5 million borrowings under the ABL Revolving Credit Facility and we had outstanding letters of credit of $1.1 million.

Prior Credit Facilities due 2027
On December 19, 2024, the Company and certain of its subsidiaries entered into a fourth amendment ("Amendment No. 4") to its Prior Credit Facilities, originally dated April 30, 2021, between, among others, Bank of America, N.A. as administrative agent and other lenders party thereto (the “Lenders”) pursuant to which the Lenders reduced the prior term loan to $85 million in aggregate principal amount, reduced the prior revolving credit facility commitments by $25 million to an aggregate of $125 million in revolving credit facility commitments, and revised the covenant calculation including increasing the maximum consolidated total leverage ratio to 4.25:1.0 (subject to step-downs). The Prior Credit Facilities were scheduled to mature on May 12, 2027.
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
Foreign Facility
During the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). The China Credit Facility was renewed during the quarter ended December 31, 2024, with availability of approximately $7.0 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had $4.2 million outstanding borrowings under the China Credit Facility as of September 30, 2025 and no outstanding borrowings as of December 31, 2024. At September 30, 2025, we had $2.8 million of availability under the China Credit Facility.

Cash Paid for Interest
For the nine months ended September 30, 2025 and 2024, cash payments for interest were $9.5 million and $9.0 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		September 30, 2025			December 31, 2024
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	30 years	$6,922	$(4,130)	$2,792	$8,182	$(5,251)	$2,931
Customer relationships	15 years	5,038	(4,338)	700	5,227	(4,240)	987
		$11,960	$(8,468)	$3,492	$13,409	$(9,491)	$3,918

The aggregate intangible asset amortization expense was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The aggregate intangible asset amortization expense was $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos and Czech Crown, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of September 30, 2025, hedge contracts for transactions denominated in Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
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
As of September 30, 2025 the warrants were valued at $2.9 million using the Binomial Lattice Model and were recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense in the Condensed Consolidated Statements of Operations. Losses for the three and nine months ended September 30, 2025 were $0.3 million.

The fair values of our financial instruments measured on a recurring basis are categorized as follows:

	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$2,419	$—	$2,419	$—	$—	$—	$—	$—
Foreign exchange contract not designated as hedging instruments	$121	$—	$121	$—	$—	$—	$—	$—
Interest rate swap agreement settled in 2025	$—	$—	$—	$—	$1,069	$—	$1,069	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$—	$—	$—	$—	$5,698	$—	$5,698	$—
Foreign exchange contract not designated as hedging instruments	$—	$—	$—	$—	$53	$—	$53	$—
Warrants	$2,912	$—	$2,912	$—	$—	$—	$—	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	September 30, 2025		December 31, 2024
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$39,578	$40,073	$54,359	$55,251
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$3,851	$3,460	$4,697	$5,023

The following table summarizes the fair value and presentation of financial instruments in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		September 30, 2025	December 31, 2024
Foreign exchange contract designated as hedging instruments	Other current assets	$2,419	$—
Foreign exchange contract not designated as hedging instruments	Other current assets	$121	$—
Interest rate swap agreement settled in 2025	Other assets, net	$—	$1,069

	Derivative Liability
	Balance Sheet Location	Fair Value
		September 30, 2025	December 31, 2024
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$—	$5,648
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$—	$50
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$—	$53

	Derivative Equity
	Balance Sheet Location	Fair Value
		September 30, 2025	December 31, 2024
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive income (loss)	$2,773	$(2,119)
Interest rate swap agreements	Accumulated other comprehensive income	$1,778	$897

The following table summarizes the effect of financial instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Location of Gain (Loss) on Derivatives Recognized in Income (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)		Amount of Gain (Loss) on Derivatives Recognized in Income (Loss)
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$1,066	$(1,236)	$(1,543)	$(634)
Settled interest rate swap agreements	Interest expense	$379	$597	$1,187	$1,793
Foreign exchange contracts not designated as hedging instruments	Other (income) expense	$27	$52	$166	$150
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed was classified as Level 2 as of December 31, 2024. As of September 30, 2025, the classification was changed to a Level 3 due to the lack of observable market inputs or comparable instruments. With the refinancing of our long-term debt on June 27, 2025, the carrying values of our long-term debt obligations approximate the fair values.

The carrying amounts and fair values of our long-term debt obligations are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan due 2030 [1]	$87,983	$87,983	$—	$—
Prior Term Loan due 2027 [1]	$—	$—	$85,000	$84,363
Revolving credit facility	$20,225	$20,225	$50,500	$50,500
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $0.9 million and long-term debt of $87.0 million as of September 30, 2025 and current portion of long-term debt of $8.4 million and long-term debt of $76.6 million as of December 31, 2024.

7. Leases
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,258	$2,620	$9,733	$7,585
Finance lease cost	30	27	91	92
Short-term lease cost	961	1,259	3,158	3,211
Total lease expense	$4,249	$3,906	$12,982	$10,888

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	September 30, 2025	December 31, 2024
Operating Leases
Right-of-use assets, net	Other assets, net	$33,402	$29,931

Current liabilities	Accrued liabilities and other	8,088	8,033
Non-current liabilities	Other long-term liabilities	26,304	22,795
Total operating lease liabilities		$34,392	$30,828

Finance Leases
Right-of-use assets, net	Other assets, net	$217	$97

Current liabilities	Accrued liabilities and other	61	57
Non-current liabilities	Other long-term liabilities	159	37
Total finance lease liabilities		$220	$94

Cash payments on operating leases were $8.7 million and $7.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2025	$3,093	$35	$3,128
2026	10,920	139	11,059
2027	7,619	117	7,736
2028	5,861	110	5,971
2029	4,507	105	4,612
Thereafter	12,441	37	12,478
Total lease payments	$44,441	$543	$44,984
Less: Imputed interest	(10,049)	(323)	(10,372)
Present value of lease liabilities	$34,392	$220	$34,612
8. Income Taxes
We recorded a $0.7 million tax provision, or (11)% effective tax rate for the three months ended September 30, 2025, and $4.5 million tax provision, or (47)% effective tax rate for the nine months ended September 30, 2025, compared to a $1.5 million tax benefit, or 63% effective tax rate for the three months ended September 30, 2024, and 1.1 million tax benefit, or 60% effective tax rate for the nine months ended September 30, 2024. The effective tax rate is impacted by the mix of the Company's profitable foreign operations and losses in the US while maintaining its full valuation allowance position on U.S. deferred tax assets. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2025 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2025 could be different from the forecasted amount used to estimate the income tax expense for the three and nine months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, cash paid for taxes, net of refunds received, were $2.6 million and $6.4 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended September 30,
	2025	2024
Interest cost	$403	$366
Expected return on plan assets	(362)	(334)
Amortization of prior service cost	13	13
Recognized actuarial loss	242	211
Net cost	$296	$256

	Non-U.S. Pension Plan
	Nine Months Ended September 30,
	2025	2024
Interest cost	$1,192	$1,062
Expected return on plan assets	(1,070)	(966)
Amortization of prior service cost	39	39
Recognized actuarial loss	715	610
Net cost	$876	$745

Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.
10. Performance Awards
The Company has made awards, defined as cash, shares or other awards, to employees under the Commercial Vehicle Group, Inc. 2014 Equity Incentive Plan (the “2014 EIP”) and the Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (the “2020 EIP”). Effective May 15, 2025, the stockholders of the Company approved the amended and restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.
2025 Performance Stock Awards Settled in Cash – Performance-based stock award settled in cash is a grant that is earned and payable in cash. The total amount payable as of the award's vesting date is determined based upon the greater of either EBITDA performance or stock price performance.
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
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2024	$700
New grants	3,461
Forfeitures	(551)
Adjustments	(2,372)
Payments	—
Adjusted Award Value at September 30, 2025	$1,238
Unrecognized compensation expense was $2.2 million and $0.9 million as of September 30, 2025 and 2024, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of September 30, 2025, there was approximately $4.4 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
At the Annual Meeting of Stockholders of Commercial Vehicle Group, Inc., held on May 15, 2025, the stockholders of the Company approved increasing the number of shares available by 1.8 million shares pursuant to the amended and restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan.

A summary of the status of our restricted stock awards as of September 30, 2025 and changes during the nine months ended September 30, 2025, are presented below:

	2025
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested - December 31, 2024	835	$5.02
Granted	2,538	1.33
Vested	(331)	(2.92)
Forfeited	(405)	2.28
Unvested - September 30, 2025	2,637	$2.16
As of September 30, 2025, a total of 0.3 million shares were available for future grants from the shares authorized for award under our amended and restated 2020 Equity Incentive Plan, including cumulative forfeitures.
12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 33,960,838 and 33,694,396 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of September 30, 2025 and December 31, 2024.
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
Diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(7,080)	$9,514	$(16,152)	$10,852
Net income (loss) from continuing operations	(6,820)	(883)	(14,064)	(736)
Net income (loss) from discontinued operations	(260)	10,397	(2,088)	11,588
Weighted average number of common shares outstanding (in '000s)	33,885	33,458	33,793	33,392
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	—	—	—	—
Dilutive shares outstanding	33,885	33,458	33,793	33,392
Basic earnings (loss) per share from continuing operations	$(0.20)	$(0.03)	$(0.42)	$(0.02)
Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.31	$(0.06)	$0.35
Diluted earnings (loss) per share from continuing operations	$(0.20)	$(0.03)	$(0.42)	$(0.02)
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.31	$(0.06)	$0.35

There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2025 and 733 thousand outstanding restricted shares awarded were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2024. There were no outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and 409 thousand outstanding restricted shares awarded that were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2024.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)
Net current period change	8,511	8	5,416	13,935
Amounts reclassified into earnings	—	108	356	464
Balance - September 30, 2025	$(22,151)	$(11,343)	$4,550	$(28,944)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(1,157)	(1,006)	(4,442)	(6,605)
Amounts reclassified into earnings	—	324	(1,159)	(835)
Balance - September 30, 2024	$(24,384)	$(12,578)	$(762)	$(37,724)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$145	$—	$145	$8,511	$—	$8,511
Net actuarial gain (loss) and prior service credit	84	—	84	8	—	8
Derivative instruments	1,242	—	1,242	6,220	(804)	5,416
Net unrealized gain (loss)	1,471	—	1,471	$14,739	$(804)	$13,935
Amounts reclassified into earnings:
Actuarial gain and prior service cost	(1)	—	(1)	$108	$—	$108
Derivative instruments	(1,445)	—	(1,445)	356	—	356
Net realized gain	(1,446)	—	(1,446)	$464	$—	$464
Total other comprehensive income (loss)	$25	$—	$25	$15,203	$(804)	$14,399

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Before Tax Amount	Tax Expense	After Tax Amount	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$2,699	$—	$2,699	$(1,157)	$—	$(1,157)
Net actuarial gain (loss) and prior service credit	64	1	65	(1,009)	3	(1,006)
Derivative instruments	(5,807)	1,510	(4,297)	(5,939)	1,497	(4,442)
Net unrealized gain (loss)	(3,044)	1,511	(1,533)	$(8,105)	$1,500	$(6,605)
Amounts reclassified into earnings:
Actuarial gain and prior service cost	111	—	111	$324	$—	$324
Derivative instruments	867	(228)	639	(1,503)	344	(1,159)
Net realized gain (loss)	978	(228)	750	(1,179)	344	(835)
Total other comprehensive income (loss)	$(2,066)	$1,283	$(783)	$(9,284)	$1,844	$(7,440)

As of September 30, 2025, the Company estimates that net pre-tax derivative income of $2.7 million included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.

14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program seeks to align cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2024	$28	$—	$—	$360	$388
New charges	—	$530	$45	127	702
Payments and other adjustments	(28)	$(530)	$(45)	(129)	(732)
March 31, 2025	$—	$—	$—	$358	$358
New charges	358	$539	$243	—	1,140
Payments and other adjustments	(358)	$(539)	$(243)	(133)	(1,273)
June 30, 2025	$—	$—	$—	$225	$225
New charges	1,534	$549	$620	—	2,703
Payments and other adjustments	(1,534)	$(549)	$(620)	(97)	(2,800)
September 30, 2025	$—	$—	$—	$128	$128

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/ Other	Total
December 31, 2023	$128	$—	$—	$983	$1,111
New charges	53	1,090	470	164	1,777
Payments and other adjustments	(53)	(1,090)	(470)	(540)	(2,153)
March 31, 2024	$128	$—	$—	$607	$735
New charges	762	1,379	1,634	—	3,775
Payments and other adjustments	(766)	(1,379)	(1,634)	(97)	(3,876)
June 30, 2024	$124	$—	$—	$510	$634
New charges	778	1,275	2,164	—	4,217
Payments and other adjustments	(902)	(1,275)	(2,164)	(81)	(4,422)
September 30, 2024	$—	$—	$—	$429	$429
Of the $2.7 million costs incurred in the three months ended September 30, 2025 for restructuring, $2.2 million related to headcount reductions and $0.5 million related to facility exit and other costs. Of the $2.7 million costs incurred, $2.4 million were recorded in cost of revenue and $0.3 million were recorded in selling, general and administrative expenses.
Of the $4.5 million costs incurred in the nine months ended September 30, 2025 for restructuring, $4.1 million related to headcount reductions and $0.5 million related to facility exit and other costs. Of the $4.5 million costs incurred, $4.0 million were recorded in cost of revenues and $0.5 million were recorded in selling, general and administrative expenses.
Of the $4.2 million costs incurred in the three months ended September 30, 2024 for restructuring, $2.8 million related to headcount reductions and $1.4 million related to facility exit and other costs. Of the $4.2 million costs incurred, $3.5 million were recorded in cost of revenues and $0.7 million were recorded in selling, general and administrative expenses.
Of the $9.8 million costs incurred in the nine months ended September 30, 2024 for restructuring, $7.7 million related to headcount reductions and $2.1 million related to facility exit and other costs. Of the $9.8 million costs incurred, $8.6 million were recorded in cost of revenue and $1.2 million were recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of September 30, 2025, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of September 30, 2025 and 2024, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended September 30, 2025 and December 31, 2024, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
On July 24, 2023, one of our customers issued a voluntary safety recall related to certain wiper system components supplied by us. On October 6, 2025, one of our customers issued a safety recall related to certain truck cabs produced in our cab manufacturing facility, such facility was sold during 2024 and reported as discontinued operations. To the extent a loss occurs that is attributed to us, we believe that we have reasonable levels of insurance coverage to mitigate recall exposure risk. It is reasonably possible that we will incur additional losses and fees above the amount accrued for warranty claims but we cannot estimate a range of such reasonably possible losses or fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts normally accrued.
The following presents a summary of the warranty provision for the nine months ended September 30, 2025:

Balance - December 31, 2024	$1,207
Provision for warranty claims	1,488
Deduction for payments made and other adjustments	(1,134)
Balance - September 30, 2025	$1,561

Debt Payments - As disclosed in Note 4, Debt, the Term Loan requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt matures in 2030; no payments are due thereafter:

Total
Remainder of 2025	$236
2026	$942
2027	$3,691
2028	$4,411
2029	$4,195
Thereafter	$101,512

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
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.
The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended September 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$68,707	$49,491	$34,291	$152,489
Cost of revenues	60,191	44,170	32,085	136,446
Gross profit	8,516	5,321	2,206	16,043
Selling, general & administrative expenses	7,108	4,483	3,136	14,727
Operating income (loss) [1]	$1,408	$838	$(930)	$1,316
Corporate and other unallocated costs [2]				2,377
Other (income) expense				1,004
Interest expense				4,068
Loss before provision for income taxes				$(6,133)

	Three Months Ended September 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$76,643	$46,714	$48,415	$171,772
Cost of revenues	68,924	43,721	42,706	155,351
Gross profit	7,719	2,993	5,709	16,421
Selling, general & administrative expenses [3]	9,259	4,468	262	13,989
Operating income (loss) [1]	$(1,540)	$(1,475)	$5,447	$2,432
Corporate and other unallocated costs [2]				3,492
Other (income) expense				(1,033)
Interest expense				2,371
Loss before provision for income taxes				$(2,398)

	Nine Months Ended September 30, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$216,574	$153,527	$124,139	$494,240
Cost of revenues	189,037	138,305	113,533	440,875
Gross profit	27,537	15,222	10,606	53,365
Selling, general & administrative expenses	21,092	14,260	10,083	45,435
Operating income (loss) [1]	$6,445	$962	$523	$7,930
Corporate and other unallocated costs [2]				6,787
Other (income) expense				1,358
Interest expense				8,862
Loss on early extinguishment of debt				460
Loss before provision for income taxes				$(9,537)

	Nine Months Ended September 30, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$239,844	$159,079	$161,140	$560,063
Cost of revenues	210,861	147,277	141,881	500,019
Gross profit	28,983	11,802	19,259	60,044
Selling, general & administrative expenses [3]	25,628	13,373	7,285	46,286
Operating income (loss) [1]	$3,355	$(1,571)	$11,974	$13,758
Corporate and other unallocated costs [2]				9,245
Other (income) expense				(615)
Interest expense				6,974
Loss before provision for income taxes				$(1,846)

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

3.For the three and nine months ended September 30, 2024, a $3.5 million gain on the sale of a building was previously reported on a full year basis in the Recast Segment Information in the selling, general and administrative expenses of the Global Seating segment and has been reclassified to the Trim Systems and Components segment herein. The reclassification is immaterial to the Company's consolidated financial statements and had no effect on the consolidated balance sheet, statement of operations or statement of cash flows as previously reported.
17. Other Financial Information
Items reported in inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$90,929	$98,677
Work in process	11,034	10,960
Finished goods	21,091	18,587
Inventories	$123,054	$128,224

Items reported in property, plant, and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Land and buildings	$30,275	$26,613
Machinery and equipment	223,133	211,984
Construction in progress	3,888	8,075
Property, plant, and equipment, gross	257,296	246,672
Less accumulated depreciation	(191,169)	(177,811)
Property, plant and equipment, net	$66,127	$68,861
Items reported in accrued expenses and other liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Compensation and benefits	$18,892	$12,542
Operating lease liabilities	8,088	8,033
Taxes payable	3,740	2,122
Accrued legal and professional fees	1,536	1,694
Derivative liabilities	—	5,701
Accrued freight	1,674	3,243
Warranty costs	1,561	1,207
Customer tooling projects	799	1,259
Other	3,928	4,557
Accrued liabilities and other	$40,218	$40,358
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

The Company has continuing involvement with the cab structures business through a transition services agreement (TSA), pursuant to which the Company and Buyer parties provide certain service to each other for a period of time following the disposition, up to one year. While the transition services are expected to vary in duration depending upon the type of service provided, the Company expects to reduce costs as the transition services are completed. The Company recognized $0.4 million of income related to the transition services agreement for the nine months ended September 30, 2025, which was presented in Continuing operations, Other (income) expense in the Condensed Consolidated Statements of Operations.
The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations, net of tax
Cab structures business	$(85)	$18,814	$(1,620)	$22,327
Industrial Automation segment	(175)	(8,417)	(468)	(10,739)
Total income (loss) from discontinued operations, net of tax	$(260)	$10,397	$(2,088)	$11,588
The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Operations attributable to each discontinued operation for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations attributable to Cab structures business:
Revenues	$—	$24,795	$(657)	$89,187
Cost of revenues	—	33,627	878	93,367
Gross profit	—	(8,832)	(1,535)	(4,180)
Selling, general and administrative expenses	—	—	—	—
Operating income (loss)	—	(8,832)	(1,535)	(4,180)
Other (income) expense	85	—	85	—
Income (loss) before provision for income taxes	(85)	(8,832)	(1,620)	(4,180)
Provision (benefit) for income taxes of discontinued operations	—	(425)	—	714
Earnings (loss) from discontinued operations - before gain on sale of discontinued operations	(85)	(8,407)	(1,620)	(4,894)
Gain on disposition of discontinued operations, net of income taxes	—	27,221	—	27,221
Net income (loss) from discontinued operations, net of income taxes	$(85)	$18,814	$(1,620)	$22,327

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from discontinued operations attributable to Industrial Automation segment:
Revenues	$—	$5,350	$(150)	$14,641
Cost of revenues	—	5,185	—	15,107
Gross profit	—	165	(150)	(466)
Selling, general and administrative expenses	—	747	—	3,009
Operating income (loss)	—	(582)	(150)	(3,475)
Other (income) expense	175	—	318	—
Interest expense	—	64	—	201
Income (loss) before provision for income taxes	(175)	(646)	(468)	(3,676)
Provision (benefit) for income taxes of discontinued operations	—	(38)	—	(746)
Earnings (loss) from discontinued operations - before gain on sale of discontinued operations	(175)	(608)	(468)	(2,930)
Loss on disposition of discontinued operations, net of income taxes	—	(7,809)	—	(7,809)
Net income (loss) from discontinued operations, net of income taxes	$(175)	$(8,417)	$(468)	$(10,739)
Total net income (loss) from discontinued operations, net of income taxes	$(260)	$10,397	$(2,088)	$11,588

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Cash Flows attributable to discontinued operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	$306	$(4,567)
Net cash used in investing activities	—	(838)
Total cash provided by discontinued operations	$306	$(5,405)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

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
Key Developments
The Company announced on June 27, 2025, it had closed on $210 million in senior secured credit facilities, consisting of (i) a $95 million senior secured Term Loan with TCW Group, as agent, and (ii) a $115 million senior secured asset-based revolving credit facility with Bank of America, N.A., as agent. Obligations under the new senior secured credit facilities will mature on June 27, 2030, with the ABL revolving credit facility springing to 91 days prior to the maturity of the Term Loan or third-party subordinated debt.
In connection with the financing, TCW Group affiliates received five-year warrants for the purchase of up to 3,934,776 shares of the company’s common stock, issued in two equal tranches. The tranches of warrants have an exercise price of $1.52 and $2.07 per share, respectively. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00 per share, respectively, above the applicable exercise price. Upon a refinancing of the new credit agreement, the holders can require the Company to repurchase up to 50% of each tranche at a price equal to the price of the common stock at the time of repurchase less the exercise price. The warrants contain customary anti-dilution adjustments. The Company has provided the holders with certain information and registration rights, including agreeing to file a registration statement within 45 days to register the resale of the shares underlying the warrants.
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
We are navigating through several challenging external factors which create uncertainty and volatility in our end markets, including, but not limited to, geopolitical dynamics, new tariff actions and responses, tax regulation and fluctuating foreign exchange rates. We expect the Company’s cost of goods sold will continue to be impacted by tariffs which increase the price of goods purchased and sold to customers. The Company expects to continue to pass on the costs of tariffs to its customers, although there is significant uncertainty as to our ability to recover these costs from our customers. Geopolitical uncertainties will continue to create a challenging operating environment. We continue to closely monitor the situation and are prepared to remain agile in responding to any new developments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. Key provisions of the bill include, but are not limited to, immediate expensing of R&E expenditures, restoration and expansion of 100% bonus depreciation and permanent reinstatement of the EBITDA limitation for the calculation of the 163(j) business interest expense deduction. Additionally, the bill extends and modifies certain international tax provisions of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company continues to evaluate the impact of the new legislation but does not expect the OBBBA to have a material impact on the Company’s consolidated financial statements or results of operations.

Consolidated Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The table below sets forth certain consolidated operating data for the three months ended September 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$152,489	$171,772	$(19,283)	(11.2)%
Gross profit	16,043	16,421	(378)	(2.3)
Selling, general and administrative expenses	17,104	17,481	(377)	(2.2)
Other (income) expense	1,004	(1,033)	2,037	NM1
Interest expense	4,068	2,371	1,697	71.6
Provision for income taxes	687	(1,515)	2,202	NM1
Net income (loss) from continuing operations	(6,820)	(883)	(5,937)	672.4
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $16.7 million, or 11.9%, decrease in OEM and other sales;
•a $2.6 million, or 8.4%, decrease in aftermarket and OES sales.

The decrease in revenues of 11.2% is due primarily to a softening in customer demand in North America.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $0.4 million decrease in gross profit is primarily attributable to the impact of lower sales volumes. Cost of revenues decreased $18.9 million, or 12.2%, as a result of a decrease in raw material and purchased component costs of $13.4 million, or 15.1%, and a decrease in labor and overhead expenses of $5.5 million, or 8.2%. As a percentage of revenues, gross profit margin was 10.5% for the three months ended September 30, 2025 compared to 9.6% for the three months ended September 30, 2024. The three months ended September 30, 2025 results include charges of $2.4 million associated with restructuring programs, compared to $3.5 million for the three months ended September 30, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $0.4 million compared to the three months ended September 30, 2024, primarily as a result of a decrease in incentive compensation expense and restructuring charges; offset by a $3.5 million gain on the sale of a building included in the prior year period. As a percentage of revenues, SG&A expense was 11.2% and 10.2% for the three months ended September 30, 2025 and 2024, respectively.

Other (Income) Expense. Other expense increased $2.0 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily related to fees we received under the transition services agreement of $2.0 million recognized during the three months ended September 30, 2024.

Interest Expense. Interest associated with our debt increased $1.7 million, at $4.1 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase in interest expense was primarily attributed to higher weighted average margins on debt balances.

Provision for Income Taxes. Income tax expense of $0.7 million and benefit of $1.5 million was recorded for the three months ended September 30, 2025 and 2024, respectively. The primary driver in the effective tax rate change is the Company's losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (Loss) from continuing operations. Net loss from continuing operations was $6.8 million for the three months ended September 30, 2025 compared to net loss of $0.9 million for the three months ended September 30, 2024. The decrease in net income is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The table below sets forth certain Global Seating Segment operating data for the three months ended September 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$68,707	$76,643	$(7,936)	(10.4)%
Gross profit	8,516	7,719	797	10.3
Selling, general & administrative expenses	7,108	9,259	(2,151)	(23.2)
Operating income	1,408	(1,540)	2,948	NM1
Revenues. The decrease in Global Seating Segment revenues of $7.9 million was primarily driven by lower sales volume as a result of softening customer demand in North America.
Gross Profit. The increase in 2025 gross profit of $0.8 million was primarily attributable to lower freight costs and improved operational efficiency. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $8.3 million, or 19.9%, and a decrease in labor and overhead expenses of $0.3 million, or 1.2%.

As a percentage of revenues, gross profit margin was 12.4% for the three months ended September 30, 2025 compared to 10.1% for the three months ended September 30, 2024. The three months ended September 30, 2025 results include charges of $1.3 million associated with restructuring programs, compared to $0.8 million for the three months ended September 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses decreased $2.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of reduced incentive compensation expense and headcount reduction.
Global Electrical Systems Segment Results
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The table below sets forth certain Global Electrical Systems Segment operating data for the three months ended September 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$49,491	$46,714	$2,777	5.9%
Gross profit	5,321	2,993	2,328	77.8
Selling, general & administrative expenses	4,483	4,468	15	0.3
Operating income	838	(1,475)	2,313	NM1

Revenues. The increase in Global Electrical Systems Segment revenues of $2.8 million was primarily as a result of new business wins.

Gross Profit. The increase in gross profit of $2.3 million was primarily attributable to volume and mix. The increase in cost of revenues was driven by an increase in raw material and purchased component costs of $1.5 million, or 7.1%, and a decrease in labor and overhead expenses of $1.1 million, or 5.0%.

As a percentage of revenues, gross profit margin was 10.8% for the three months ended September 30, 2025 compared to 6.4% for the three months ended September 30, 2024. The increase in gross profit margin was primarily due to mix and improved operational efficiency. The three months ended September 30, 2025 results include charges of $0.4 million associated with restructuring programs, compared to $1.3 million for the three months ended September 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses were relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Trim Systems and Components Segment Results
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The table below sets forth certain Trim Systems and Components Segment operating data for the three months ended September 30 (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$34,291	$48,415	$(14,124)	(29.2)%
Gross profit	2,206	5,709	(3,503)	(61.4)
Selling, general & administrative expenses	3,136	262	2,874	1,096.9
Operating income (loss)	(930)	5,447	(6,377)	NM1
1.Not meaningful
Revenues. The decrease in the Trim Systems and Components Segment revenues of $14.1 million was primarily driven by lower sales volume as a result of softening customer demand in North America.

Gross Profit. The decrease in gross profit of $3.5 million was primarily attributable to lower sales volume. The cost of revenues decreased in line with the sales decrease of 29.2%, driven by a decrease in labor and overhead expenses of $4.1 million, or 22.9%; and a decrease in raw material and purchased component costs of $6.6 million, or 26.4%.

As a percentage of revenues, gross profit margin was 6.4% for the three months ended September 30, 2025 compared to 11.8% for the three months ended September 30, 2024. The decrease in gross profit margin was primarily due to lower sales volume. The three months ended September 30, 2025 results include charges of $0.6 million associated with restructuring programs, compared to $1.5 million for the three months ended September 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses increased $2.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily as a result of the gain on the sale of a building of $3.5 million in the prior year period.

Consolidated Results of Operations

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The table below sets forth certain consolidated operating data for the nine months ended September 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$494,240	$560,063	$(65,823)	(11.8)%
Gross profit	53,365	60,044	(6,679)	(11.1)
Selling, general and administrative expenses	52,222	55,531	(3,309)	(6.0)
Other (income) expense	1,358	(615)	1,973	NM1
Interest expense	8,862	6,974	1,888	27.1
Loss on extinguishment of debt	460	—	460	NM1
Provision (benefit) for income taxes	4,527	(1,110)	5,637	NM1
Net income (loss) from continuing operations	(14,064)	(736)	(13,328)	1,810.9
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:

•a $61.0 million, or 13.2%, decrease in OEM and other revenues; and
•a $4.8 million, or 4.9%, decrease in aftermarket and OES sales.
The decrease in revenues of $65.8 million was primarily driven by a softening in customer demand across all segments.

Gross Profit. The $6.7 million decrease in gross profit is primarily attributable to the impact of lower sales volumes. Cost of revenues decreased $59.1 million, or 11.8%, as a result of a decrease in raw material and purchased component costs of $36.8 million, or 12.6%, and a decrease in labor and overhead expenses of $22.3 million, or 10.7%. As a percentage of revenues, gross profit margin was 10.8% for the nine months ended September 30, 2025 compared to 10.7% for the nine months ended September 30, 2024. The nine months ended September 30, 2025 results include charges of $4.0 million associated with restructuring programs, compared to $8.6 million for the nine months ended September 30, 2024 .

Selling, General and Administrative Expenses. SG&A expenses decreased $3.3 million compared to the nine months ended September 30, 2024, primarily as a result of a decrease in incentive compensation expense. As a percentage of revenues, SG&A expense was 10.6% for the nine months ended September 30, 2025 compared to 9.9% for the nine months ended September 30, 2024. The nine months ended September 30, 2025 results include charges of $0.5 million associated with the restructuring programs, compared to $1.1 million for the nine months ended September 30, 2024.

Other (Income) Expense. Other income decreased $2.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily related to fees we received under the transition services agreement of $2.0 million recognized during the three months ended September 30, 2024.

Interest Expense. Interest associated with our debt was $8.9 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense was primarily attributed to higher weighted average margins on debt balances, partially offset by the impact of lower average debt balances in the nine months ended September 30 2025.

Loss on extinguishment of debt. Loss on extinguishment of debt reflects the write-off of deferred financing fees related to early repayment of the prior revolver of $0.5 million.

Provision (benefit) for Income Taxes. Income tax expense of $4.5 million and benefit of $1.1 million were recorded for the nine months ended September 30, 2025 and 2024, respectively. The primary driver in the effective tax rate change is the Company's losses in the U.S. while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (loss) from continuing operations. Net loss from continuing operations was $14.1 million for the nine months ended September 30, 2025 compared to net loss of $0.7 million for the nine months ended September 30, 2024. The decrease is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The table below sets forth certain Global Seating Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$216,574	$239,844	$(23,270)	(9.7)%
Gross profit	27,537	28,983	(1,446)	(5.0)
Selling, general & administrative expenses	21,092	25,628	(4,536)	(17.7)
Operating income	6,445	3,355	3,090	92.1

Revenues. The decrease in Global Seating Segment revenues of $23.3 million was primarily driven by decreased customer demand in North America.

Gross Profit. The decrease in gross profit of $1.4 million was primarily attributable to lower freight costs and improved operational efficiency. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $18.3 million, or 14.0%, and a decrease in labor and overhead expenses of $3.2 million, or 4.0%.

As a percentage of revenues, gross profit margin was 12.7% for the nine months ended September 30, 2025 compared to 12.1% for the nine months ended September 30, 2024. The nine months ended September 30, 2025 results include charges of $1.7 million associated with restructuring programs, compared to $1.6 million for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses decreased $4.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of reduced incentive compensation expense and headcount reduction.

Global Electrical Systems Segment Results
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The table below sets forth certain Global Electrical Systems Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$153,527	$159,079	$(5,552)	(3.5)%
Gross profit	15,222	11,802	3,420	29.0
Selling, general & administrative expenses	14,260	13,373	887	6.6
Operating income (loss)	962	(1,571)	2,533	NM1

Revenues. The decrease in Global Electrical Systems Segment revenues of $5.6 million was primarily driven by decreased customer demand.

Gross Profit. The increase in gross profit of $3.4 million is primarily attributable to mix and improved operational efficiency. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $0.3 million, or 0.4%; and a decrease in labor and overhead expenses of $8.7 million, or 11.7%.

As a percentage of revenues, gross profit margin was 9.9% for the nine months ended September 30, 2025 compared to 7.4% for the nine months ended September 30, 2024, driven by mix and improved operational efficiency. The nine months ended September 30, 2025 results include charges of $1.5 million associated with restructuring programs, compared to $3.7 million for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Trim Systems and Components Segment Results
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The table below sets forth certain Trim Systems and Components Segment operating data for the nine months ended September 30, (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$124,139	$161,140	$(37,001)	(23.0)%
Gross profit	10,606	19,259	(8,653)	(44.9)
Selling, general & administrative expenses	10,083	7,285	2,798	38.4
Operating income (loss)	523	11,974	(11,451)	(95.6)

Revenues. The decrease in Trim Systems and Components Segment revenues of $37.0 million was primarily driven by decreased customer demand in North America.

Gross Profit. The decrease in gross profit of $8.7 million is primarily attributable to lower sales volume. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $18.2 million, or 20.6%, and a decrease in labor and overhead expenses of $10.2 million, or 19.0%.

As a percentage of revenues, gross profit margin was 8.5% for the nine months ended September 30, 2025 compared to 12.0% for the nine months ended September 30, 2024. This was primarily due to lower sales volume. The nine months ended September 30, 2025 results include charges of $0.9 million associated with restructuring programs, compared to $3.3 million for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses. SG&A expenses increased $2.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of the gain on the sale of a building of $3.5 million in the prior year period.

Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2025 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of September 30, 2025, we had outstanding letters of credit of $1.1 million and borrowing availability of $96.5 million from our U.S. and China credit facilities (subject to customary borrowing base and other conditions), in addition to $31.3 million of cash.

As of September 30, 2025, cash of $31.3 million was held by foreign subsidiaries. The Company had a $0.2 million deferred tax liability as of September 30, 2025 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

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

Sources and Uses of Cash

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash provided by (used in):
Net cash provided by (used in) operating activities	$32,355	$(6,835)
Net cash provided by (used in) investing activities	(7,031)	12,868
Net cash used in financing activities	(22,661)	(12,927)
Effect of currency exchange rate changes on cash	2,033	(69)
Net increase (decrease) in cash	$4,696	$(6,963)

Operating activities. For the nine months ended September 30, 2025, net cash provided by operating activities was $32.4 million compared to net cash used in operating activities of $6.8 million for the nine months ended September 30, 2024. Net cash provided by operating activities is primarily attributable to a decrease in trade working capital and net loss for the nine months ended September 30, 2025 as compared to a lesser decrease in trade working capital for the nine months ended September 30, 2024.

Investing activities. For the nine months ended September 30, 2025, net cash used in investing activities was $7.0 million compared to cash provided by investing activities of $12.9 million for the nine months ended September 30, 2024. The change was mainly due to less capital spending in the current year, combined with $23.0 million proceeds from the sale of the Company's cab structures and FinishTEK businesses during the prior year period and $4.5 million proceeds from the sale of a building during the 2024 offsetting capital expenditures. In 2025, we expect capital expenditures to be in the range of $9 million to $12 million.

Financing activities. For the nine months ended September 30, 2025, net cash used in financing activities was $22.7 million compared to net cash used in financing activities of $12.9 million for the nine months ended September 30, 2024. Use of cash in financing activities during the nine months ended September 30, 2025 was primarily attributable to the cost of refinancing our debt which totaled $6.1 million and the net reduction of our debt of $16.3 million.

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

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K. At September 30, 2025, there have been no material changes to our critical accounting estimates from those disclosed in our 2024 Form 10-K.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2024 Form 10-K. As of September 30, 2025, there have been no material changes in our exposure to market risk from those disclosed in our 2024 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended September 30, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

COMMERCIAL VEHICLE GROUP, INC.

Date:	November 10, 2025	By	/s/ Andy Cheung
Chung Kin Cheung ("Andy Cheung")
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2025	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Chief Accounting Officer
(Principal Accounting Officer)