Form 10-K
period 2025-12-31
Commercial Vehicle Group, Inc.
filed 2026-03-10
CIK 1290900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or

☐	Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025	Commission file number: 001-34365

COMMERCIAL VEHICLE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1990662
(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 Walton Parkway	43054
New Albany, Ohio	(Zip Code)
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
    Large accelerated filer  ☐      Accelerated filer  ☑      Non-accelerated filer  ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025, was $56,245,528.
As of March 10, 2026, 36,636,720 shares of Common Stock of the Registrant were outstanding.
Documents Incorporated by Reference
Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Proxy Statement for its annual meeting to be held May 14, 2026 (the “2026 Proxy Statement”).

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

ii

PART I
Item 1.    Business
COMPANY OVERVIEW
Commercial Vehicle Group, Inc. and its subsidiaries, is a global provider of systems, assemblies and components to global commercial vehicle markets and electric vehicle markets. We deliver real solutions to complex design, engineering and manufacturing problems while creating positive change for our customers, industries, and communities we serve. References herein to the "Company", "CVG", "we", "our", or "us" refer to Commercial Vehicle Group, Inc. and its subsidiaries.
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
•Seats and components sold into the commercial vehicle channels that provide repair and refurbishing. These channels include Original Equipment Service ("OES") centers and retail distributors, and are spread across North America, Europe, and Asia-Pacific.
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

The charts below display CVG's net sales by segment and geography for the year ended December 31, 2025.

Sales by Geography

13%
22%
2025
65%
North America
Europe
Asia Pacific

Sales by Segment

24%
44%
2025
31%
Global Seating
Global Electrical Systems
Trim Systems and Components

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

GLOBAL ELECTRICAL SYSTEMS SEGMENT OVERVIEW

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

TRIM SYSTEMS AND COMPONENTS SEGMENT OVERVIEW

Trim Systems and Components Segment Products

Plastic Assemblies and Components. We design, engineer and produce plastic components and assemblies for MD/HD trucks, power sports vehicles, specialty vehicle applications, and diversified markets. We offer thermoformed products, injection molded products, and reaction injection molded products (RIM). We also assemble components and fabrics to these formed plastic parts and deliver complete subassemblies in bulk and in sequence. Our principal products in this category include:

Molded Products. Our molded products include both large and small parts. Specific components include vinyl or cloth-covered appliques ranging from a traditional cut and sew approach to a contemporary molded styling theme, armrests, map pocket compartments, and sound-reducing insulation.

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

Accessories. We design, manufacture and provide a variety of mirrors, wipers and wiper systems sold into the commercial MD/HD truck, military and specialty power sports vehicles, electric vehicle, office and home office markets.

Trim Systems and components products are sold under the AdvancTEK™, Moto Mirror®, Sprague Devices®, and RoadWatch® brand names.
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
The following describes the major markets within the commercial vehicle market in which the Global Seating and Trim Systems and Component Segments compete:
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
Research and development costs for the years ended December 31, 2025, 2024 and 2023 totaled $8.0 million, $8.3 million and $6.2 million, respectively.
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
Human Capital, Environmental, Social and Governance

As of December 31, 2025, CVG employs approximately 6,500 employees of which 6,100 are permanent employees and 400 are temporary employees. Approximately 5,300 (86%) of the Company's permanent employees are located outside of the United States and 800 (14%) are located in the United States. It is customary for the Company to employ temporary employees to both flex up/down to demand rates. Of our permanent workforce, approximately 950 (15%) are salaried and the remainder are hourly. As of December 31, 2025, all of the Company's U.S. employees are non-union and a majority of the Company's personnel in Mexico are unionized. Approximately 62% of our European, Asian and Australian operations are represented by some form of shop steward committees.

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

Diversity of Thought and Inclusive Approach - The Company focuses on the role our culture plays in creating the right environment for diverse thinking and inclusive approaches to work that benefits our employees. During regular engagements with our global leadership team, we highlight how our organizational evolution benefits from a culture of diversity and belonging. Among our global workforce, 50% is female, and among our domestic workforce, 32% is racially diverse. We are also making a concerted effort to connect to the communities where our employees live and work, enabling our teams to grow both professionally and personally.

Safety - The safety of our workforce has always been a top priority, and the Company is proud of our safety record, which has seen five years of safety performance well ahead of industry standards. Our 2025 full year incident rate of 0.34 is below the industry benchmarks and a direct result of our commitment to a safe workplace.

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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
See Item 10. Directors, Executive Officers and Corporate Governance" in Part III of this Annual Report on Form 10-K.

Item 1A.Risk Factors
You should carefully consider the information in this Form 10-K. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

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

Changes in trade policies among the United States and other countries, in particular the imposition of new or higher tariffs, could place pressure on our average selling prices as our customers seek to offset the impact of increased tariffs on their own products. Increased tariffs or the imposition of other barriers to international trade has previously and could in the future decrease demand, increase costs and have a material adverse effect on our revenues and operating results.

The United States has recently imposed new or higher tariffs on a large number of products exported by U.S. trading partners. In response, many of those trading partners have imposed or proposed new or higher tariffs on American products. Although the U.S. Supreme Court recently ruled that the International Emergency Economic Powers Act ("IEEPA") does not authorize the President to impose tariffs, and invalidated those tariffs that President Trump imposed under IEEPA, the administration has announced across-the-board tariffs of 15 percent under Section 122 of the Trade Act of 1974, and we expect that the President may impose tariffs under other authority when these short-term tariffs expire. Continuing changes in U.S. and foreign government trade policies and a heightened risk of further increased tariffs that impose barriers to international trade could further decrease international demand. Our business and operating results are substantially dependent on international trade.

In addition, tariffs could make our OEM customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEMs in our industry have already implemented short-term price adjustments to offset such tariffs and transitioned their production and supply chain to locations not subject to the higher tariffs. We believe that sustained increases in tariffs on imported goods, further increases in tariffs on imported goods, or the failure to resolve current international trade disputes could further decrease demand and have a material adverse effect on our business and operating results.

The tariff environment has been dynamic in 2025, with changes occurring on an ongoing basis. We expect that additional developments will occur in the future, as a result of negotiations between the U.S. and trade partners and the recent ruling by the U.S. Supreme Court regarding legal challenges to certain of the tariffs including imposition of additional tariffs by the U.S. The actual impact of the tariffs is subject to a number of factors including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs, any countermeasures that the target countries may take, the result of negotiations between the U.S. and trade partners, how our suppliers and customers react, and any mitigating actions that may become available. In addition, lower courts and administrative processes will need to provide guidance with respect to refund-related questions with respect to the IEEPA tariffs paid prior to the U.S. Supreme Court decision.

Furthermore, compliance with export controls and implementation of additional tariffs may increase compliance costs and further affect our business and operating results.
We face risks related to heightened inflation, recession, financial and credit market disruptions and other economic conditions.
Our financial results, operations and prospects depend significantly on worldwide economic and geopolitical conditions, the demand for our products, and the financial condition of our customers and suppliers. Economic weakness and geopolitical uncertainty have in the past resulted, and may result in the future, in reduced demand for our products resulting in decreased sales, margins and earnings. We may not be able to fully mitigate the impact of inflation or increased tariffs through price increases, productivity initiatives and cost savings, which could have an adverse effect on our results of operations. In addition, if the U.S. economy enters a recession, we may experience sales declines which could have an adverse effect on our business, operating results and financial condition.
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

Economic weakness and geopolitical uncertainty have in the past led us, and may in the future lead us to impair assets, take restructuring actions or adjust our operating strategy and reduce expenses in response to decreased sales or margins. In the past, we were not able to, and may in the future not be able to adequately adjust our cost structure in a timely fashion, which results in an adverse effect on our operating results and financial condition. Uncertainty about economic conditions may increase foreign currency volatility in markets in which we transact business, which could have an adverse effect on our operating results.
Volatility in and disruption to the global economic environment and changes in the regulatory and business environments in which we operate may have an adverse effect on our business, results of operations and financial condition.

The global trade environment remains highly dynamic and continues to evolve. Increased tariffs and any retaliatory actions could significantly increase the cost of our products and result in lower demand for our products, delivery delays, and terminations of orders by customers.
The commercial vehicle industry as a whole has been more adversely affected by volatile economic conditions than many other industries, as the purchase or replacement of commercial vehicles, which are durable items, may be deferred for many reasons. Changes in the regulatory and business environments in which we operate, including increased trade protectionism and tariffs such as those announced by President Trump during 2025, and any retaliatory counter measures by affected countries, may adversely affect our ability to sell our products and source materials needed to manufacture our products. In addition, tariffs could increase our costs for materials sourced outside the US which we have not always been able to pass along to our customers and could therefore adversely affect our results of operations. Furthermore, financial instability or bankruptcy at any of our suppliers or customers could disrupt our ability to manufacture our products and impair our ability to collect receivables, any or all of which may have an adverse effect on our business, results of operations and financial condition. In addition, some of our customers and suppliers may experience serious cash flow problems and, thus, may find it difficult to obtain financing, if financing is available at all. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, or inability of our suppliers to supply us may adversely affect our results of operations and financial condition. Furthermore, our suppliers may not be successful in generating sufficient sales, restarting or ramping up production or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us. In that event, we would need to find alternate sources for these goods and services, and there is no assurance we would be able to find such alternate sources on favorable terms, if at all. Disruption in our supply chain has had and could continue to have an adverse effect on our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.
The U.S. government has taken actions or made proposals that are intended to address trade imbalances or trade practices, specifically with China, among other countries, which include encouraging increased production in the United States. The current administration has begun implementing a more protectionist trade environment, including through measures such as the imposition of higher tariffs on imports into the U.S., the renegotiation of some U.S. trade agreements and other government regulations affecting trade between the U.S. and other countries where we conduct our business. These actions and proposals have resulted or could result in retaliatory actions by affected countries. Such changes could increase the price we pay for certain raw materials we import from such countries, for which we may not able to obtain alternative supply at equivalent or lower prices, reduce demand for our products in other countries and adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we conduct operations, our industry and supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

Even though we may be selected as the supplier of a product by an OEM for a particular vehicle, our OEM customers issue blanket purchase orders, which generally provide for the supply of that customer’s annual requirements for that vehicle, rather than for a specific number of our products. If the OEM’s requirements are less than estimated, the number of products we sell to that OEM will be accordingly reduced. In addition, the OEM may terminate its purchase orders with us at any time. The loss of any of our large customers or the loss of significant business from any of these customers could have an adverse effect on our business, financial condition and results of operations. In addition, as of December 31, 2025, receivables from our top five customers represented approximately 46% of total receivables.
Our profitability could be adversely affected if the actual production volumes for our customers’ vehicles are significantly lower than expected or our costs are higher than expected.
We incur costs and make capital expenditures based in part upon estimates of production volumes for our customers’ vehicles. While we attempt to establish a price for our components and systems that will compensate for variances in production volumes, when the actual production of these vehicles is significantly less than anticipated, our gross margin on these products is adversely affected. Our OEM customers have historically had a significant amount of leverage over us. We enter into agreements with our customers at the beginning of a given platform’s life to supply products for that platform. Once we enter into such agreements, fulfillment of the supply requirements is our obligation for the entire production life of the platform, with terms generally ranging from five to seven years, and we have limited provisions to terminate such contracts. We are committed to supplying products to our customers at selling prices that may, with the benefit of hindsight, not be sufficient to cover the direct cost to produce such products, which may be as a result of factors such as, inflation, new tariffs or increased employment costs due to increasingly competitive labor markets or other factors. We cannot predict our customers’ demands for our products. If customers representing a significant amount of our revenues were to purchase materially lower volumes than expected, or if we are unable to keep our commitment under the agreements, or if our costs are higher than anticipated, there would be an adverse effect on our business, financial condition and results of operations.

Additionally, we generally do not have terms in our customer agreements that guarantee that we will recoup the design and development costs that we incurred to develop a product. In other cases, we share the design costs with the customer and therefore we have some risk that not all the development costs that we incur will be recouped if the project does not go forward or if the business relationship is not as profitable as expected.
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

We may not be able to implement customer price increases where margin on product is not meeting profitability targets. Failure to meet our profitability target may be the result of a variety of factors, such as fluctuations in our material, freight and labor costs, inflation, new or increased tariffs or other competitive conditions, which are beyond our control. For example, we expect our cost of goods sold will continue to be impacted by tariffs which increase the price of goods purchased and sold to customers. In the past, we have negotiated with our customers in an attempt to pass on a portion of the costs of tariffs to our customers, although there is significant uncertainty as to our ability to pass these costs, or a portion of these costs, along to our customers. Customers may refuse to pay increased prices that meet our profitability targets, re-source from other suppliers, or not issue purchase orders to us with large volumes. Any failure to successfully implement price increases in order to meet profitability targets could have an adverse effect on our business, results of operations and growth potential.
We are subject to certain risks associated with our foreign operations.

We have operations in the Mexico, China, United Kingdom, Czech Republic, Morocco, Ukraine, Australia, India and Thailand, which collectively accounted for approximately 38% of our total revenues for the year ended December 31, 2025. We expect our foreign operations to continue to account for a significant portion of our revenues for the foreseeable future. There are certain risks inherent in our international business activities including, but not limited to:
•the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
•foreign customers, who may have longer payment cycles than customers in the U.S.;
•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;
•foreign currency exchange rate fluctuations affecting our ability to match revenue received with costs;
•tax rates in certain foreign countries, which may exceed those in the U.S., withholding requirements or the imposition of tariffs, exchange controls or other restrictions, including restrictions on repatriation, of foreign earnings;
•tariffs, duties or other costs attributable to the importation of raw materials, parts, products and services, which could impact sales and/or delivery of products and services outside the U.S. and/or impose increased costs on us, our supply chain or our customers;
•intellectual property protection difficulties;
•general economic and political conditions, along with major differences in business culture and practices, including the challenges of dealing with business practices that may impact the company’s compliance efforts, in countries where we operate;
•exposure to local social unrest, including any acts of war, terrorism, international tensions, conflicts or similar events;
•exposure to local minimum wage requirements;
•the difficulties associated with managing a large organization spread throughout various countries; and

•complications in complying with a variety of laws and regulations related to doing business with and in foreign countries, some of which may conflict with U.S. law or may be vague or difficult to comply with, as well as U.S. laws affecting the activities of U.S. companies abroad.
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
We purchase raw materials, fabricated components, assemblies and services from a variety of suppliers. Steel, aluminum, petroleum-based products, copper, resin, foam, fabrics, wire and wire components, electronics and electrical components account for the most significant portion of our raw material costs. Although we currently maintain alternative sources for most raw materials, from time to time, the prices and availability of these materials fluctuate due to global market demands and other considerations, which could impair the Company's ability to procure necessary materials, or increase the cost of such materials. We may be assessed surcharges on certain purchases of steel, copper and other raw materials. Inflationary and other increases in costs, including as a result of new or increased tariffs, or shortages of the various materials that are needed for us to produce our products are currently having an impact on our business which may continue for the foreseeable future. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in freight tonnage, freight hauler availability or capacity and the cost of oil and gas. We occasionally experience difficulty purchasing and obtaining timely delivery of certain raw materials required for our operations, which could have an adverse effect on our results of operations. In addition, to the extent we are unable to pass on the increased costs of raw materials, freight and labor to our customers, it could adversely affect our results of operations and financial condition.
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
We source a variety of systems, components, raw materials and parts, including but not limited to top covers, fabricated steel, chemicals, seat-foam, air bag, air bag inflators, seat belts, and other components from third parties. From time to time these third-party items do not meet the quality standards that we desire, which could harm our reputation, cause delays and cause us to incur significant costs. Furthermore, we may be unable to source third-party items in sufficient quantities or at acceptable prices. We have recently experienced and may in the future experience difficulty sourcing certain raw materials, parts and components required for our operations, which has had and may in the future have an adverse effect on our results of operations.
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
Additionally, if we are the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could include consequential losses such as lost profits. Thus, any supply chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to claims for compensation. When a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all, and therefore our business and financial results could be adversely affected.
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
As of December 31, 2025, a majority of employees based in Mexico are unionized. In addition, approximately 62% of our employees of our European, Asian and Australian operations were represented by a shop steward committee, which may limit our flexibility in our relationship with these employees. We may encounter future unionization efforts or other types of conflicts with labor unions or our employees.
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

In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to Pillar Two, could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We continue to monitor the adoption of the OECD Pillar Two global minimum tax rules in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. Pillar Two did not have a material impact to our effective tax rate for the year ended December 31, 2025.
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
During 2024, we experienced a credit rating downgrade which affected the amount, type and terms of capital financings we have been able to obtain. Factors affecting our credit rating include, among others, our financial performance, success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure, level of indebtedness and future changes in the regulatory framework applicable to our operators and industry. We may be unable to maintain our current credit ratings, and in the event that our current credit ratings deteriorate, a ratings agency downgrades our credit rating or places our rating under watch or review for possible downgrade, we would likely incur higher borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments and the trading price of our common stock may decline.
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
As of March 10, 2026, there were approximately 142 holders of record of our outstanding common stock.
We have not declared or paid any dividends to the holders of our common stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of CVG.
The following graph compares the cumulative five-year total return to holders of CVG’s common stock to the cumulative total returns of the NASDAQ Composite Index, our Legacy Peer Group, and New Peer Group. The composition of our Legacy Peer Group and our New Peer Group are discussed below. The graph assumes that the value of the investment in the Company’s common stock, in the legacy peer group, in the new peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025.

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

$300.00
$200.00
$100.00
$0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Commercial Vehicle Group, Inc.
NASDAQ Composite
Legacy Peer Group
New Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Commercial Vehicle Group, Inc.	100.00	93.18	78.69	81.01	28.74	16.69
NASDAQ Composite	100.00	122.21	82.48	119.35	154.67	187.42
Legacy Peer Group	100.00	119.92	105.73	134.59	163.64	190.75
New Peer Group	100.00	112.94	106.22	136.17	154.52	175.73
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
We did not repurchase any of our common stock on the open market during 2025. Our employees surrendered 157,974 shares of our common stock in 2025 to satisfy tax withholding obligations on the vesting of restricted stock awards issued under our 2020 Equity Incentive Plan. The following table sets forth information in connection with purchases made by, or on behalf of, us or any affiliated purchaser, of shares of our common stock during the period ended December 31, 2025:

	Total Number of Shares (or Units) Surrendered	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 through March 31, 2025	10,233	$1.15	—	—
September 1, 2025 through September 30, 2025	53,929	$1.70	—	—
December 1, 2025 through December 31, 2025	93,812	$1.44	—	—

No other shares were surrendered during the year ended December 31, 2025.

Unregistered Sales of Equity Securities
We did not sell any equity securities during 2025 that were not registered under the Securities Act of 1933, as amended.

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
Commercial Trends in the Global Seating and Trim Systems and Components Segments
Demand for our products may be driven by preferences of the end-user of the vehicle, particularly with respect to heavy-duty trucks in North America. Heavy-duty truck OEMs generally dictate the specifications of component parts that will be used to manufacture the vehicle, including a wide variety of cab interior styles and colors, brand and type of seats, type of seat fabric and color, and interior styling. Certain of our products are only utilized in heavy-duty trucks, such as our storage systems, sleeper boxes and privacy curtains. To the extent that demand for higher content vehicles increases or decreases, our revenues and gross profit will be impacted positively or negatively.
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
North American heavy-duty truck production was 251,247 units in 2025. According to a February 2026 report by ACT Research, a publisher of industry market research, North American Class 8 production levels are expected to increase to approximately 260,000 units in 2026. ACT Research estimated that the average age of active North American Class 8 trucks was 5.8 years in 2025. As vehicles age, maintenance costs typically increase. ACT Research forecasts that the vehicle age will decline as aging fleets are replaced.
North American medium-duty (or "Class 5-7") truck production was 195,522 units in 2025. According to a February 2026 report by ACT Research, North American Class 5-7 truck production is expected to increase to approximately 197,000 units in 2026. We primarily participate in the class 6 and 7 portion of the medium-duty truck market.
Commercial Trends in the Global Electrical Systems Segment
Demand for our Global Electrical Systems products, such as wire harnesses, is primarily driven by construction and agriculture equipment vehicle production. Demand for new vehicles in the global construction and agriculture equipment market generally follows certain economic conditions around the world. Our products are primarily used in the medium- and heavy-duty construction and agriculture equipment market (vehicles weighing over 12 metric tons). Demand in the medium- and heavy-

duty construction and agriculture equipment market is typically related to the level of large scale infrastructure development projects, such as highways, dams, harbors, hospitals, airports and industrial development, as well as activity in the mining, forestry and commodities industries.
A developing trend that may have a favorable impact on our Global Electrical Systems segment is the expectation that autonomous, self-driving cars are expected to become more common with continued advancements in technology, including applications such as last mile delivery. Demand for autonomous vehicles will contribute to higher electrical and electronic content per vehicle and increased complexity in vehicle wiring architectures. As vehicles incorporate additional sensors, connectivity features, and electronic systems, demand is expected to increase for more complex wire harness solutions supporting power distribution, data transmission, and safety-related functions. This trend may create opportunities for suppliers, like us, with capabilities in advanced design, engineering, and manufacturing of integrated wiring systems. The timing and extent of adoption of these technologies remain uncertain and are influenced by factors such as regulatory requirements, technology readiness, infrastructure development, and overall vehicle production levels. Changes in vehicle mix, platform design, or customer demand could impact volumes and content levels and, in turn, affect demand for the Company’s products.
Other Key Developments

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

In connection with the financing, TCW Group affiliates received five-year warrants for the purchase of up to 3,934,776 shares of the company’s common stock, issued in two equal tranches. The tranches of warrants have an exercise price of $1.52 and $2.07 per share, respectively. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00 per share, respectively, above the applicable exercise price. Upon a refinancing of the new credit agreement, the holders can require the Company to repurchase up to 50% of each tranche at a price equal to the price of the common stock at the time of repurchase less the exercise price. The warrants contain customary anti-dilution adjustments. The Company has provided the holders with certain information and registration rights, including filing a registration statement within 45 days to register the resale of the shares underlying the warrants.

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

We are navigating through several challenging external factors which create uncertainty and volatility in our end markets, including, but not limited to, geopolitical dynamics, new and changing tariff actions and responses, tax regulation and fluctuating foreign exchange rates. We expect the Company’s cost of goods sold will continue to be impacted by tariffs which increase the price of materials purchased and products sold to customers. In the past, we have negotiated with our customers in an attempt to pass on a portion of the increased costs resulting from the tariffs to our customers, although there is significant uncertainty as to our ability to pass these costs, or a portion of these costs, along to our customers. Geopolitical uncertainties will continue to create a challenging operating environment. We continue to closely monitor the situation and are prepared to remain agile in responding to any new developments. In addition, lower courts and administrative processes will need to provide guidance with respect to refund-related questions with respect to the IEEPA tariffs paid prior to the recent U.S. Supreme Court decision.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. Key provisions of the bill include, but are not limited to, immediate expensing of R&D expenditures, restoration and expansion of 100% bonus depreciation and permanent reinstatement of the EBITDA limitation for the calculation of the 163(j) business interest expense deduction. Additionally, the bill extends and modifies certain international tax provisions of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The tax provisions in OBBBA did not have a material impact on the Company’s consolidated financial statements or results of operations.

Our Long-term Strategy

The Company's long-term strategy is to increase our sales, profits and shareholder value by growing our Global Electrical Systems segment to be our largest business while financially optimizing its core legacy businesses, organically growing in targeted areas, strengthening our product portfolio, increasing our margins and evaluating opportunities to add to our businesses through a focused M&A program. The Company expects to diversify its revenue and profits by product, customer, platform, and end market with a goal of becoming less cyclical and less customer concentrated while strengthening / enhancing current positions, entering new markets, developing relationships with new customers, and enhancing service to our customers, leading to increased return to our stockholders. Our products include electrical wire harnesses, seating systems, plastic components, mirrors, wipers and other accessories.

We have a long-term strategy to globally optimize our cost structure through manufacturing process enhancements, low cost footprint and global sourcing. Our Board and management periodically and from time to time, review and evaluate our short-term and long-term strategies, as well as potential strategic alternatives, to enhance shareholder value. These strategic alternatives may include, among others, acquisitions, dispositions and other business combination transactions, recapitalizations, restructurings or other transactions, in each case, involving all or a portion of our business.  There can be no assurance that any such transaction will be pursued or completed, or, if completed, that it will achieve the intended strategic or financial objectives.

CONSOLIDATED RESULTS OF OPERATIONS
The table below sets forth certain operating data expressed as a percentage of revenues for the twelve months ended (dollars are in thousands):

	2025		2024		2023
Revenues	$649,002	100.0%	$723,355	100.0%	$835,469	100.0%
Cost of revenues	580,617	89.5	650,236	89.9	714,378	85.5
Gross profit	68,385	10.5	73,119	10.1	121,091	14.5
Selling, general and administrative expenses	69,041	10.6	73,877	10.2	81,218	9.7
Operating income (loss)	(656)	(0.1)	(758)	(0.1)	39,873	4.8
Other (income) expense	1,593	0.2	(2,200)	(0.3)	1,195	0.1
Interest expense	13,028	2.0	9,174	1.3	10,248	1.2
Loss on extinguishment of debt	460	0.1	509	0.1	—	—
Income (loss) before provision for income taxes	(15,737)	(2.4)	(8,241)	(1.1)	28,430	3.4
Provision (benefit) for income taxes	4,740	0.7	27,493	3.8	(15,203)	(1.8)
Net income (loss) from continuing operations	$(20,477)	(3.2)%	$(35,734)	(4.9)%	$43,633	5.2%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Results

The table below sets forth certain consolidated operating data for the twelve months ended indicated (dollars are in thousands):

	2025	2024	$ Change	% Change
Revenues	$649,002	$723,355	$(74,353)	(10.3)%
Gross profit	68,385	73,119	(4,734)	(6.5)
Selling, general and administrative expenses	69,041	73,877	(4,836)	(6.5)
Other (income) expense	1,593	(2,200)	3,793	NM [1]
Interest expense	13,028	9,174	3,854	42.0
Loss on extinguishment of debt	460	509	(49)	(9.6)
Provision (benefit) for income taxes	4,740	27,493	(22,753)	(82.8)
Net income (loss) from continuing operations	(20,477)	(35,734)	15,257	(42.7)
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:
•a $69.4 million, or 11.7%, decrease in sales to OEM and a decrease in other revenues; and
•a $5.0 million, or 3.9%, decrease in aftermarket and OES sales.
The decrease in revenues of 10.3% was primarily driven by a softening in customer demand in the Global Seats and Trim Systems & Components segments.

Gross Profit.  Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The decrease in gross profit was primarily attributable to the impact of lower sales volumes. Cost of revenues decreased $69.6 million, or 10.7% as a result of a decrease in raw material and purchased component costs of $46.8 million, or 12.3%; a decrease in wages and benefits of $4.3 million, or 6.9%; and a decrease in overhead expenses of $18.4 million, or 8.9%. As a percentage of revenues, gross profit margin was 10.5% for the year ended December 31, 2025 compared to 10.1% for the year ended December 31, 2024.

Selling, General and Administrative Expenses.  Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses decreased $4.8 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to implementation of cost control measures designed to align with the magnitude of continuing operations and focus on leveraging existing resources to improve profitability in a low demand period. The twelve months ended December 31, 2024 results include a benefit of $3.5 million from the gain on the sale of a building. As a percentage of revenues, SG&A expense was 10.6% for the twelve months ended December 31, 2025 compared to 10.2% for the twelve months ended December 31, 2024.
Other (Income) Expense. Other expense increased $3.8 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024 due primarily to transition service fee income of $3.2 million recognized during the year ended December 31, 2024 which supported the transition of discontinued operations transactions.
Interest Expense.  Interest associated with our debt was $13.0 million and $9.2 million for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense was primarily attributed to higher weighted average margins on debt balances, partially offset by the impact of lower average debt balances during the respective comparative periods.
Loss on extinguishment of debt. On June 27, 2025, the Company recognized a loss on extinguishment of debt to reflect the write-off of deferred financing fees related to early repayment of the prior revolver of $0.5 million. On December 19, 2024, the Company refinanced its long-term debt, which resulted in a loss of $0.5 million, including a $0.3 million non-cash write off relating to deferred financing costs of the Term loan facility due 2027 and $0.2 million of other associated fees.
Provision (Benefit) for Income Taxes. Income tax expense of $4.7 million and $27.5 million were recorded for the years ended December 31, 2025 and 2024, respectively. The period over period change in income tax was primarily attributable to establishing a full valuation allowance on our U.S. deferred tax assets of $28.8 million in 2024.

In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. Changes to these and other areas in relation to international tax reform, including future actions taken by foreign governments in response to Pillar Two, could increase uncertainty and may adversely affect our tax rate and cash flow in future years. We continue to monitor the adoption of the OECD Pillar Two global minimum tax rules in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. Pillar Two did not have a material impact to our effective tax rate for the year ended December 31, 2025.
Net Income (Loss) from continuing operations. Net loss from continuing operations was $20.5 million for the twelve months ended December 31, 2025 compared to net loss from continuing operations of $35.7 million for the twelve months ended December 31, 2024. The decrease in net income from continuing operations was attributable to the factors noted above.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Results

The table below sets forth certain consolidated operating data for the periods indicated (dollars are in thousands):

	2024	2023	$ Change	% Change
Revenues	$723,355	$835,469	$(112,114)	(13.4)%
Gross profit	73,119	121,091	(47,972)	(39.6)
Selling, general and administrative expenses	73,877	81,218	(7,341)	(9.0)
Other expense	(2,200)	1,195	(3,395)	NM1
Interest expense	9,174	10,248	(1,074)	(10.5)
Loss on extinguishment of debt	509	—	509	100.0
Provision (benefit) for income taxes	27,493	(15,203)	42,696	NM1
Net income (loss) from continuing operations	(35,734)	43,633	(79,367)	NM1
1.Not meaningful
Revenues. The decrease in consolidated revenues resulted from:
•a $104.6 million, or 15.0%, decrease in sales to OEM and a decrease in other revenues; and
•a $7.5 million, or 5.5%, decrease in aftermarket and OES sales.

The decrease in revenues of 13.4% was primarily driven by a softening in customer demand across all segments, and the wind-down of certain programs in our Global Seating/ Trim Systems and Components segments.

Gross Profit.  The decrease in gross profit was primarily attributable to the impact of lower sales volumes, unfavorable mix, and increased restructuring charges. Cost of revenues decreased $64.1 million, or 9.0% as a result of a decrease in raw material and purchased component costs of $54.9 million, or 12.6%; a decrease in wages and benefits of $6.9 million, or 9.9%; and a decrease in overhead expenses of $2.3 million, or 1.1%. As a percentage of revenues, gross profit margin was 10.1% for the year ended December 31, 2024 compared to 14.5% for the year ended December 31, 2023.

Selling, General and Administrative Expenses.  SG&A expenses decreased $7.3 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily as a result of the gain on the sale of a building of $3.5 million and reduced incentive compensation expense, partially offset by an increase in salary expense and consulting spend during the 2024 period. As a percentage of revenues, SG&A expense was 10.2% for the twelve months ended December 31, 2024 compared to 9.7% for the twelve months ended December 31, 2023.
Other (Income) Expense. Other expense increased $3.4 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023 due primarily to transition service fees of $3.2 million recognized during the year ended December 31, 2024 which supported the transition of discontinued operations transactions as well as favorable change in foreign currency of $0.5 million.

Interest Expense.  Interest associated with our debt was $9.2 million and $10.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease primarily related to lower average debt balances, partially offset by higher interest rates on variable rate debt during the respective comparative periods.
Loss on extinguishment of debt. On December 19, 2024, the Company refinanced its long-term debt, which resulted in a loss $0.5 million, including a $0.3 million non-cash write off relating to deferred financing costs of the Term loan facility due 2027 and $0.2 million of other associated fees.
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
Net Income (Loss) from continuing operations. Net loss from continuing operations was $35.7 million for the twelve months ended December 31, 2024 compared to net income from continuing operations of $43.6 million for the twelve months ended December 31, 2023. The decrease in net income from continuing operations was attributable to the factors noted above.
SEGMENT RESULTS OF OPERATIONS

Global Seating Segment Results

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 and Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The table below sets forth certain Global Seating Segment operating data for the twelve months ended, (dollars are in thousands):

	2025	2024	$ Change	% Change	2023	$ Change	% Change
Revenues	$287,249	$314,682	$(27,433)	(8.7)%	$348,690	$(34,008)	(9.8)%
Gross profit	35,281	37,551	(2,270)	(6.0)	43,151	(5,600)	(13.0)
Selling, general & administrative expenses	27,435	33,521	(6,086)	(18.2)	34,026	(505)	(1.5)
Operating income	7,846	4,030	3,816	94.7	9,125	(5,095)	(55.8)
Revenues.  The decrease in Global Seating Segment revenues in 2025 of $27.4 million from 2024 primarily resulted from lower sales volume due to decreased customer demand in North America. The decrease in 2024 revenues of $34.0 million from 2023 primarily resulted from lower sales volume due to decreased customer demand and the wind-down of certain programs.
Gross Profit. The decrease in 2025 gross profit of $2.3 million from 2024 was primarily due to lower sales volume and restructuring activities, offset by lower freight costs and improved operational efficiency, and a decrease in cost of revenues driven by a decrease in raw material and purchased component costs of $22.3 million, or 13.0%; a decrease in overhead expenses of $2.1 million, or 2.6%; and a decrease in wages and benefits of $0.8 million, or 3.6%. The decrease in 2024 gross profit of $5.6 million from 2023 was primarily due to lower sales volume, restructuring activities and increased freight costs, partially offset by a decrease in cost of revenues driven by a decrease in raw material and purchased components costs of $20 million, or 10.5%; a decrease in overhead expenses of $6.8 million, or 7.5%; and a decrease in wages and benefits of $1.6 million, or 6.9%.
As a percentage of revenues, gross profit for the years ended December 31, 2025 and 2024, was 12.3% and 12.0%, respectively. The decrease in gross profit in 2025 from 2024 was primarily due to lower sales volume. The twelve months ended December 31, 2025 results include charges of $2.3 million associated with the restructuring program. The decrease in gross profit margin in 2024 from 2023 was primarily due to lower sales volume, restructuring activities and increased freight costs. The twelve months ended December 31, 2024 results include charges of $1.5 million associated with the restructuring program.
Selling, General and Administrative Expenses.  The decrease in 2025 SG&A expenses of $6.1 million from 2024 was primarily a result of reduced payroll and benefits expense. The twelve months ended December 31, 2025 results include charges of $0.2 million associated with the restructuring program. The decrease in 2024 SG&A expenses of $0.5 million from 2023 was primarily a result of reduced incentive compensation expense.

Global Electrical Systems Segment Results

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 and Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The table below sets forth certain Global Electrical Systems Segment operating data for the twelve months ended, (dollars are in thousands):

	2025	2024	$ Change	% Change	2023	$ Change	% Change
Revenues	$203,186	$203,128	$58	—%	$242,390	$(39,262)	(16.2)%
Gross profit	21,492	13,182	8,310	63.0	39,645	(26,463)	(66.7)
Selling, general & administrative expenses	19,443	17,742	1,701	9.6	17,088	654	3.8
Operating income	2,049	(4,560)	6,609	NM1	22,557	(27,117)	NM1
1.Not meaningful
Revenues.  The Global Electrical Systems segment revenues in 2025 were flat from 2024. The decrease in 2024 revenues of $39.3 million from 2023 was primarily attributable to lower sales volume driven by global softness in Construction & Agriculture end-markets.
Gross Profit.  The increase in 2025 gross profit of $8.3 million from 2024 was primarily attributable to mix and improved operational efficiency, and a decrease in cost of revenues driven by a decrease in overhead expenses of $7.0 million, or 10.8%; a decrease in wages and benefits of $0.8 million, or 2.8%; and a decrease in raw material and purchased component costs of $0.5 million, or 0.5%. The decrease in 2024 gross profit of $26.5 million from 2023 was primarily attributable to lower sales volume, restructuring activities, labor inflation and unfavorable foreign exchange impacts.
As a percentage of revenues, gross profit for the years ended December 31, 2025 and 2024, was 10.6% and 6.5%, respectively. The increase in 2025 gross profit margin was primarily due to mix and improved operational efficiency. The twelve months ended December 31, 2025 results include charges of $1.6 million associated with the restructuring program. The decrease in 2024 gross profit margin was primarily due to lower sales volume, restructuring activities, labor inflation, and unfavorable foreign exchange impacts. The twelve months ended December 31, 2024 results include charges of $3.7 million associated with the restructuring program.
Selling, General and Administrative Expenses. 2025 SG&A expenses increased $1.7 million from 2024, primarily driven by increased salaries and benefits. The increase of $0.7 million in 2024 from 2023, primarily driven by increased salaries.

Trim Systems and Components Segment Results

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 and Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The table below sets forth certain Trim Systems and Components Segment operating data for the twelve months ended, (dollars are in thousands):

	2025	2024	$ Change	% Change	2023	$ Change	% Change
Revenues	$158,567	$205,545	($46,978)	(22.9)%	$244,389	$(38,844)	(15.9)%
Gross profit	11,612	22,544	(10,932)	(48.5)	38,478	(15,934)	(41.4)
Selling, general & administrative expenses	12,402	10,698	1,704	15.9	17,399	(6,701)	(38.5)
Operating income	(790)	11,846	(12,636)	NM1	21,079	(9,233)	(43.8)
1.Not meaningful
Revenues.  The decrease in Trim Systems and Components segment revenues in 2025 of $47.0 million from 2024 was driven by lower sales volume due to a decreased customer demand in North America. The decrease in 2024 revenues of $38.8 million from 2023 was driven by lower sales volume due to decreased customer demand and the reduction of backlog in the prior period.
Gross Profit. The decrease in 2025 gross profit of $10.9 million from 2024 was primarily due to the lower sales volume. Cost of revenues decrease was driven by a decrease in raw material and purchased component costs of $24.0 million, or 21.0%; a decrease in overhead expenses of $9.3 million, or 16.1%; and a decrease in wages and benefits of $2.7 million, or 24.8%. The decrease in 2024 gross profit of $15.9 million from 2023 was primarily due to the lower sales volume.
As a percentage of revenues, gross profit for the years ended December 31, 2025 and 2024, was 7.3% and 11.0%, respectively. The decrease in 2025 gross profit margin was primarily due to lower sales volume. The twelve months ended December 31, 2025 results include charges of $1.0 million associated with the restructuring program. The decrease in 2024 gross profit margin was primarily due to lower sales volume and restructuring related expenses. The twelve months ended December 31, 2024 results include charges of $3.9 million associated with the restructuring program.
Selling, General and Administrative Expenses.  SG&A expenses increased by $1.7 million in 2025 compared to 2024 primarily as a result of the gain on the sale of a building of $3.5 million in the prior year period. The decrease in 2024 SG&A expenses of $6.7 million from 2023 was primarily due to gain on the sale of a building of $3.5 million.

Liquidity and Capital Resources
At December 31, 2025, the Company had $16.8 million in outstanding borrowings under its revolving credit facility and outstanding letters of credit of $2.1 million. At December 31, 2025, the Company had liquidity of $135.1 million, including $33.3 million of cash and $101.8 million availability from its U.S. and China credit facilities (subject to borrowing base and other conditions of the facilities).
We intend to allocate resources consistent with the following priorities: (1) invest in growth; (2) invest in operational improvements; (3) manage working capital; (4) reduce debt; and (5) other actions deemed appropriate by management to improve operational performance.
Our primary sources of liquidity during the year ended December 31, 2025 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity.
As of December 31, 2025, cash of $33.0 million was held by foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of December 31, 2025 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.

Covenants and Liquidity
Our ability to comply with the covenants in the Term Loan and ABL Revolving Credit Facility, as discussed in Note 3, Debt,

may be affected by economic or business conditions beyond our control. Based on our current forecast, we believe that we will be able to maintain compliance with the financial maintenance covenants and the fixed charge coverage ratio covenant and other covenants in the Term Loan and ABL Revolving Credit Facility for the next twelve months; however, no assurances can be given that we will be able to comply. We base our forecasts on historical experience, industry forecasts and other assumptions that we believe are reasonable under the circumstances. If actual results are substantially different than our current forecast, we may not be able to comply with our financial covenants.

Cash Flows

	2025	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$44,643	$(33,452)	$38,276
Net cash provided by (used in) investing activities	(10,606)	30,896	(19,696)
Net cash provided by (used in) financing activities	(29,233)	(7,122)	(12,729)
Effect of currency exchange rate changes on cash	1,848	(1,540)	172
Net increase (decrease) in cash	$6,652	$(11,218)	$6,023

Operating activities. For the year ended December 31, 2025, net cash provided by operations was $44.6 million compared to net cash used in operations of $33.5 million for the year ended December 31, 2024. Net cash provided by operating activities was primarily attributable to a decrease in working capital for the twelve months ended December 31, 2025 as compared to a loss from continuing and discontinued operations, including cash used to support restructuring programs for the twelve months ended December 31, 2024.
Investing activities. Net cash used in investing activities was $10.6 million for the year ended December 31, 2025 compared to net cash provided by investing activities of $30.9 million for the twelve months ended December 31, 2024. The change was mainly due to a targeted reduction of capital spending in the current year, compared with $23.0 million proceeds from the sale of the Company's cab structures and FinishTEK businesses during the prior year period and $4.5 million proceeds from the sale of a building during the 2024 period offsetting expenditures. In 2026, we expect capital expenditures to be in the range of $12 million to $18 million.
Financing activities. For the year ended December 31, 2025, net cash used in financing activities was $29.2 million compared to $7.1 million for the year ended December 31, 2024. Net cash used in financing activities for the year ended December 31, 2025 was primarily attributable to the net repayment of $23.7 million of long-term debt and $6.1 million debt issuance and amendment costs to refinance our debt, compared to net repayment of $6.1 million during 2024.
Debt and Credit Facilities

The debt and credit facility summaries described in Note 3, Debt, to our consolidated financial statements in Item 8 in this Annual Report on Form 10-K are incorporated in this section by reference.
Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Debt obligations	$111,365	$942	$8,102	$102,321	$—
Estimated interest payments	54,766	12,952	24,890	16,924	—
Leasing obligations	58,076	11,929	15,710	10,718	19,719
Non-U.S. pension funding	12,791	1,674	3,348	3,454	4,315
Total	$236,998	$27,497	$52,050	$133,417	$24,034

We estimated future interest payments based on the effective interest rate as of December 31, 2025. Since December 31, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.

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
As of December 31, 2025, we were not a party to significant purchase obligations for goods or services.
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
Revenue Recognition — We recognize revenue when our performance obligation has been satisfied and control of products has been transferred to a customer, which typically occurs upon shipment. Revenue is measured based on the amount of consideration we expect to receive in exchange for the transfer of goods or services. We enter into agreements with certain customers in the Global Seating and Trim Systems and Components segments at the beginning of a vehicle platform’s life to supply products for that vehicle platform. Once we enter into such agreements, fulfillment of our requirements is our obligation for the entire production life of the platform. Such contracts typically contain restrictive provisions related to termination. Management judgments and estimates must be made in estimating sales returns and allowances relating to revenue recognized in a given period.
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
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax laws and rates expected to be in place when the deferred tax items are realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the cumulative three-year income position, (2) the nature, frequency and severity of any current and cumulative losses; (3) forecasts of future profitability; (4) the duration of statutory carryforward periods; (5) our experience with operating loss and tax credit carryforwards not expiring unused, and (6) tax planning alternatives. As of December 31, 2025 and 2024, the Company was in a cumulative three-year taxable loss position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to establish a valuation allowance. As of December 31, 2023, the Company was in a cumulative three-year taxable income position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to reverse the previously recognized valuation allowance.

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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on our variable-rate debt. As of December 31, 2025, we had floating rate debt outstanding of $94.5 million under our Term Loan Facility and of 16.8 million under our ABL Revolving Credit Facility. A hypothetical change in interest rates of 100 basis points for a full twelve-month period would have an approximate $1.1 million impact on interest expense.
Foreign Currency Risk
A portion of our revenues during the year ended December 31, 2025 were derived from manufacturing operations outside of the U.S. The results of operations and the financial position of our operations in these other countries are primarily measured in their respective currency and translated into U.S. Dollars. A portion of the expenses incurred in these countries is in currencies different from which revenue is generated. As discussed above, from time to time, we enter into forward exchange contracts to mitigate a portion of this currency risk. The reported income of these operations will be higher or lower depending on a weakening or strengthening of the U.S. Dollar against the respective foreign currency.
A portion of our long-term assets and liabilities at December 31, 2025 are based in our foreign operations and are translated into U.S. Dollars at foreign currency exchange rates in effect as of the end of each period with the effect of such translation reflected as a separate component of stockholders’ equity. Accordingly, our stockholders’ investment will fluctuate depending upon the weakening or strengthening of the U.S. Dollar against the respective foreign currency. The principal currencies of exposure are the Mexican Peso, Chinese Yuan, British Pound, Euro, Czech Koruna, Australian Dollar, Indian Rupee, Thai Baht, Ukrainian Hryvnia and Moroccan Dirham.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Vehicle Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of Revenue

As discussed in Note 2 to the consolidated financial statements, revenue is recognized when a performance obligation has been satisfied and control of a product has been transferred to the customer, usually at a designated shipping point and in accordance with customer specifications. Revenue is measured based on the amount of consideration the Company expects to receive in exchange for the transfer of goods or services. For the year ended December 31, 2025, the Company recorded 649.0 million of revenue.

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
Detroit, Michigan
March 10, 2026

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(In thousands, except per share amounts)
Revenues	$649,002	$723,355	$835,469
Cost of revenues	580,617	650,236	714,378
Gross profit	68,385	73,119	121,091
Selling, general and administrative expenses	69,041	73,877	81,218
Operating income (loss)	(656)	(758)	39,873
Other (income) expense	1,593	(2,200)	1,195
Interest expense	13,028	9,174	10,248
Loss on extinguishment of debt	460	509	—
Income (loss) before provision for income taxes	(15,737)	(8,241)	28,430
Provision (benefit) for income taxes	4,740	27,493	(15,203)
Net income (loss) from continuing operations	$(20,477)	$(35,734)	$43,633
Net income (loss) from discontinued operations - Note 17	(2,304)	7,867	5,778
Net income (loss)	(22,781)	(27,867)	49,411
Earnings (loss) per common share
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.61)	$(1.07)	$1.32
Income (loss) from discontinued operations	$(0.07)	$0.24	$0.18
Diluted earning (loss) per share
Income (loss) from continuing operations	$(0.61)	$(1.07)	$1.30
Income (loss) from discontinued operations	$(0.07)	$0.24	$0.17
Weighted average shares outstanding
Basic	33,836	33,418	33,040
Diluted	33,836	33,418	33,581

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(In thousands)
Net income (loss)	$(22,781)	$(27,867)	$49,411
Other comprehensive income (loss):
Foreign currency translation adjustments	9,400	(7,435)	1,584
Change in defined benefit plans, net of tax	2,169	437	(384)
Derivative instruments, net of tax	5,424	(6,061)	66
Other comprehensive income (loss)	16,993	(13,059)	1,266
Comprehensive income (loss)	$(5,788)	$(40,926)	$50,677

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

	2025	2024
ASSETS	(in thousands, except share and per share amounts)
Current assets:
Cash	$33,282	$26,630
Accounts receivable, net of allowances of $1,192 and $554, respectively	86,262	118,683
Inventories	118,557	128,224
Other current assets	25,226	29,763
Total current assets	263,327	303,300
Property, plant and equipment, net of accumulated depreciation of $193,182 and $177,811, respectively	66,638	68,861
Operating lease right-of-use asset, net	36,755	29,931
Intangible assets, net of accumulated amortization of $8,557 and $9,491, respectively	3,350	3,918
Deferred income taxes, net	11,349	11,084
Other assets	10,295	7,479
TOTAL ASSETS	$391,714	$424,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,180	$77,002
Current operating lease liabilities	7,914	8,033
Accrued liabilities and other	23,886	32,325
Current portion of long-term debt and short-term debt	2,371	8,438
Total current liabilities	108,351	125,798
Long-term debt	104,004	127,062
Long-term operating lease liabilities	29,833	22,795
Pension and other post-retirement liabilities	6,902	8,143
Other long-term liabilities	9,267	5,183
Total liabilities	258,357	288,981
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, $0.01 par value (60,000,000 shares authorized; 34,185,682 and 33,694,396 shares issued and outstanding, respectively)	342	337
Treasury stock, at cost: 2,409,285 and 2,252,305 shares, respectively	(16,706)	(16,468)
Additional paid-in capital	272,903	269,117
Retained deficit	(96,832)	(74,051)
Accumulated other comprehensive loss	(26,350)	(43,343)
Total stockholders’ equity	133,357	135,592
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$391,714	$424,573

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data )
Balance - December 31, 2022	32,826,852	$328	$(14,514)	$261,371	$(95,595)	$(31,550)	$120,040
Issuance of restricted stock	730,291	7	—	—	—	—	7
Surrender of common stock by employees	(234,608)	(2)	(1,636)	—	—	—	(1,638)
Share-based compensation expense	—	—	—	3,846	—	—	3,846
Net income from continuing operations for the period	—	—	—	—	43,633	—	43,633
Net income from discontinued operation for the period	—	—	—	—	5,778	—	5,778
Total comprehensive income	—	—	—	—	—	1,266	1,266
Balance - December 31, 2023	33,322,535	$333	$(16,150)	$265,217	$(46,184)	$(30,284)	$172,932
Issuance of restricted stock	489,562	4	—	—	—	—	4
Surrender of common stock by employees	(117,701)	—	(318)	—	—	—	(318)
Share-based compensation expense	—	—	—	3,900	—	—	3,900
Net loss from continuing operations for the period	—	—	—	—	(35,734)	—	(35,734)
Net income from discontinued operation for the period	—	—	—	—	7,867	—	7,867
Total comprehensive loss	—	—	—	—	—	(13,059)	(13,059)
Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592
Issuance of restricted stock	649,260	7	—	—	—	—	7
Surrender of common stock by employees	(157,974)	(2)	(238)	—	—	—	(240)
Share-based compensation expense	—	—	—	3,786	—	—	3,786
Net loss from continuing operations for the period	—	—	—	—	(20,477)	—	(20,477)
Net income from discontinued operation for the period	—	—	—	—	(2,304)	—	(2,304)
Total comprehensive loss	—	—	—	—	—	16,993	16,993
Balance - December 31, 2025	34,185,682	$342	$(16,706)	$272,903	$(96,832)	$(26,350)	$133,357

The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,781)	$(27,867)	$49,411
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,737	17,384	17,630
Noncash amortization of debt financing costs	1,128	337	303
Pension plan settlement	—	—	2,942
Shared-based compensation expense	3,786	3,900	3,846
Deferred income tax expense (benefit)	505	24,041	(20,699)
Noncash (gain) loss on derivative contracts	(1,719)	(1,036)	(535)
Gain on sale of assets	—	(3,544)	—
Loss on extinguishment of debt	460	509	—
Loss on sale of Industrial Automation segment	—	7,856	—
Gain on sale of Cab structures business	—	(28,754)	—
Change in other operating items:
Accounts receivable	34,190	10,703	18,819
Inventories	11,293	(13,042)	15,000
Prepaid expenses	2,011	794	(5,123)
Accounts payable	(4,048)	2,825	(44,079)
Accrued liabilities	(4,885)	(9,131)	11,078
Cloud computing arrangements	(1,136)	(1,755)	(800)
Income taxes payable	3,377	(4,716)	(3,635)
Other operating activities, net	7,725	(11,956)	(5,882)
Net cash provided by (used in) operating activities	44,643	(33,452)	38,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,651)	(18,520)	(19,696)
Proceeds from disposal/sale of property, plant and equipment	45	4,455	—
Proceeds from sale of business	—	44,961	—
Net cash provided by (used in) investing activities	(10,606)	30,896	(19,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Term Loan due 2030	95,000	—	—
Repayment of Term Loan due 2030	(475)	—	—
Repayment of Prior Term Loan due 2027	(85,000)	(56,563)	(10,938)
Borrowings under prior revolving credit facility	—	89,000	25,000
Repayment of prior revolving credit facility	(50,500)	(38,500)	(25,000)
Borrowings under ABL revolving credit facility due 2030	30,300	—	—
Repayment of ABL revolving credit facility due 2030	(13,461)	—	—
Borrowings under China credit facility	4,186	—	4,368
Repayment of China credit facility	(2,757)	—	(4,368)
Surrender of common stock by employees	(238)	(318)	(1,636)
Debt extinguishment payments and early payment fees on debt	—	(416)	—
Debt issuance and amendment costs	(6,127)	(218)	—
Other financing activities, net	(161)	(107)	(155)
Net cash provided by (used in) financing activities	(29,233)	(7,122)	(12,729)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	1,848	(1,540)	172
NET (DECREASE) INCREASE IN CASH	6,652	(11,218)	6,023
CASH:
Beginning of period	26,630	37,848	31,825
End of period	$33,282	$26,630	$37,848
The accompanying notes are an integral part of these consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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
During the year ended December 31, 2024, the Company sold its cab structures business with operations in Kings Mountain, North Carolina and its Industrial Automation segment including First Source Electronics (FSE) business with operations in Elkridge, Maryland. These divestitures represented a strategic shift in CVG's business and, in accordance with U.S. GAAP, qualified as discontinued operations. As a result, the operating results related to the cab structures business and Industrial Automation segment have been reflected as discontinued operations in the Consolidated Statements of Operations. See Note 17, Discontinued Operations, for additional information on the divestitures.

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

Inventories consisted of the following as of December 31:

	2025	2024
Raw materials	$89,534	$98,677
Work in process	11,868	10,960
Finished goods	17,155	18,587
Total Inventories	$118,557	$128,224
Property, Plant and Equipment - Property, plant and equipment are stated at cost, net of accumulated depreciation.
Property, plant, and equipment, net consisted of the following as of December 31:

	2025	2024
Land and buildings	$29,687	$26,613
Machinery and equipment	225,922	211,984
Construction in progress	4,211	8,075
Property, plant, and equipment, gross	259,820	246,672
Less accumulated depreciation	(193,182)	(177,811)
Property, plant and equipment, net	$66,638	$68,861
For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives (generally 15 to 40 years for buildings and building improvements, three to 20 years for machinery and equipment, three to seven years for tools and dies, and three to five years for computer hardware and software). Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures for major betterments and renewals that extend the useful lives of property, plant and equipment are capitalized and depreciated over the remaining useful lives of the asset. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Accelerated depreciation methods are used for tax reporting purposes. Depreciation expense for property, plant and equipment for each of the years ended December 31, 2025, 2024 and 2023 was $14.2 million, $13.9 million and $13.1 million, respectively.
For each of the years ended December 31, 2025, 2024 and 2023, unpaid purchases of property and equipment included in accounts payable were $0.7 million, $1.3 million and $1.0 million, respectively.
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
Income Taxes - We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax laws and rates expected to be in place when the deferred tax items are realized. We recognize tax positions initially in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We provide a valuation allowance for deferred tax assets when it is more likely than not that a portion of such deferred tax assets will not be realized. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the cumulative three-year income position, (2) the nature, frequency and severity of any current and cumulative losses; (3) forecasts of future profitability; (4) the duration of statutory carryforward periods; (5) our experience with operating loss and tax credit carryforwards not expiring unused, and (6) tax planning alternatives. As of December 31, 2025 and 2024, the Company was in a cumulative three-year taxable loss position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to establish a valuation allowance. As of December 31, 2023, the Company was in a cumulative three-year taxable income position in the U.S. which was given the most weight in our analysis of all positive and negative evidence when determining whether to reverse the previously recognized valuation allowance.

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
Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist primarily of accounts receivable. We sell products to various companies throughout the world in the ordinary course of business. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses. As of December 31, 2025, receivables from our top five customers represented approximately 46% of total receivables.
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
Interest Rate Swap Agreement - We have historically used interest rate swap agreements to fix the interest rate on a portion of our variable interest debt thereby reducing exposure to interest rate changes. The interest rate swap agreements are formally designated at inception as a hedging instrument. Therefore, changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive income (loss) and recognized in the Consolidated Statement of Operations when the contracts are settled.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements and provides a new disclosure principle for reporting material events occurring after the most recent fiscal year. This standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU updates a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements that has a wide application to any entity affected by accounting guidance. The amendments make the codification easier to understand and apply. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.
Accounting Pronouncements Implemented During the Year Ended December 31, 2025
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company implemented ASU 2023-09 as of December 31, 2025 on a prospective basis. See Note 7, Income Taxes.

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

Amount and Timing of Revenue Recognition - The transaction price is based on the consideration to which the Company will be entitled in exchange for transferring control of a product to the customer. This is defined in a purchase order or in a separate pricing arrangement and represents the stand-alone selling price. Our payment terms vary by customer. None of the Company's business arrangements as of December 31, 2025, contained a significant financing component. We typically do not have multiple performance obligations requiring us to allocate a transaction price.

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

We had outstanding customer accounts receivable, net of allowances, of $86.3 million as of December 31, 2025 and $118.7 million as of December 31, 2024. We generally do not have other assets or liabilities associated with customer arrangements.
Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Twelve Months Ended December 31, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$277,139	$—	$—	$277,139
Electrical wire harnesses, panels and assemblies	3,728	202,763	—	206,491
Plastic & Trim components	—	—	123,143	123,143
Mirrors, wipers and controls	6,382	423	35,424	42,229
Total	$287,249	$203,186	$158,567	$649,002

	Twelve Months Ended December 31, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$311,925	$—	$—	$311,925
Electrical wire harnesses, panels and assemblies	2,757	203,128	—	205,885
Plastic & Trim components	—	—	155,928	155,928
Mirrors, wipers and controls	—	—	49,617	49,617
Total	$314,682	$203,128	$205,545	$723,355

	Twelve Months Ended December 31, 2023
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$345,705	$—	$—	$345,705
Electrical wire harnesses, panels and assemblies	2,985	242,391	—	245,376
Plastic & Trim components	—	—	193,822	193,822
Mirrors, wipers and controls	—	—	50,566	50,566
Total	$348,690	$242,391	$244,388	$835,469

3. Debt
Debt consisted of the following at December 31:

	2025	2024
Term Loan due 2030	$94,526	$—
ABL Revolving credit facility	16,839	—
Prior Term Loan due 2027	—	85,000
Prior Revolver due 2027	—	50,500
Unamortized value of warrants	(2,370)	—
Unamortized debt discount and issuance costs	(4,049)	—
	$104,946	$135,500
Less: current portion of long-term debt	(942)	(8,438)
Total long-term debt, net of current portion	$104,004	$127,062
Short-term debt - China credit facility	$1,429	—

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
Covenants and Other Terms
The Term Loan contains a maximum total leverage ratio covenant, a maximum capital expenditure covenant, an average liquidity covenant, and other customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The consolidated total leverage ratio covenant may not exceed 7.25 to 1.00 for the quarter ending September 30, 2025; 6.50 to 1.00 for the quarter ending December 31, 2025; 6.00 to 1.00 for the quarter ending March 31, 2026; 5.25 to 1.00 for the quarter ending June 30, 2026; 5.00 to 1.00 for the quarter ending September 30, 2026; 4.75 to 1.00 for the quarter ending December 31, 2026; 4.50 to 1.00 for the quarter ending March 31, 2027; 4.25 to 1.00 for the quarter ending June 30, 2027; and 4.00 to 1.00 for the quarter ending September 30, 2027 and each fiscal quarter thereafter. The Term Loan also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2025.
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
Voluntary prepayment of amounts outstanding under the Term Loan are permitted at any time, subject to a make-whole amount for the first year immediately following the initial funding of the Term Loan, a 4% premium for the second year and a 2% premium for the third year and the payment of customary breakage costs, if applicable.

In connection with entering into the Term Loan due 2030, the Company issued to affiliates of TCW Management five-year warrants for the purchase of up to an aggregate of 3,934,776 shares of the Company’s common stock, issued in two equal tranches. See Note 5, Fair Value Measurement, for terms of these warrants.

Amendment
On December 22, 2025, the Company entered into an immaterial amendment to the Term Loan. The amendment enacted certain technical changes in connection with the provision of non-U.S. collateral securing the Term Loan.

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
The ABL Revolving Credit Facility contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The ABL Revolving Credit Facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of December 31, 2025.
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

At December 31, 2025, we had $16.8 million of borrowings under the ABL Revolving Credit Facility, outstanding letters of credit of $2.1 million and availability of $96.1 million (subject to customary borrowing base and other conditions). Combined with availability under our China Credit Facility (described below) of approximately $5.7 million, total consolidated availability was $101.8 million at December 31, 2025. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility of $2.5 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively, are being amortized over the remaining life of the ABL Revolving Credit Facility. At December 31, 2024, we had $50.5 million borrowings under the ABL Revolving Credit Facility and we had outstanding letters of credit of $2.1 million.

Amendment
On December 22, 2025, the Company entered into an immaterial amendment to the ABL Revolving Credit Facility. The amendment enacted certain technical changes in connection with the provision of non-U.S. collateral securing the ABL Revolving Credit Facility.

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
Foreign Facility
During the quarter ended March 31, 2023, we established a credit facility in China consisting of a line of credit which is subject to annual renewal (the "China Credit Facility"). The China Credit Facility was renewed in the quarter ended December 31, 2024, with availability of approximately $7.0 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements in our China operations. We had $1.4 million outstanding borrowings under the China Credit Facility as of December 31, 2025 and no outstanding borrowings as of December 31, 2024. At December 31, 2025, we had $5.7 million of availability under the China Credit Facility.
Cash Paid for Interest
For the twelve months ended December 31, 2025, 2024 and 2023, cash payments for interest were $13.3 million, $11.7 million and $12.8 million, respectively.

4.    Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		December 31, 2025			December 31, 2024
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Trademarks/tradenames	30 years	$6,928	$(4,187)	$2,741	$8,182	$(5,251)	$2,931
Customer relationships	15 years	4,979	(4,370)	609	5,227	(4,240)	987
		$11,907	$(8,557)	$3,350	$13,409	$(9,491)	$3,918
The aggregate intangible asset amortization expense was $0.6 million, $0.6 million and $1.1 million for the fiscal year ended December 31, 2025, 2024 and 2023, respectively. The estimated intangible asset amortization expense is $0.6 million for the year ending December 31, 2026, $0.5 million for the year ending December 31, 2027, and $0.2 million for each of the years ending December 31, 2028 through 2030.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of December 31, 2025, hedge contracts for transactions denominated Czech Crown were not designated as a hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Consolidated Statements of Operations.
Interest Rate Swaps. To manage our exposure to variable interest rates, we have historically entered into interest rate swaps to exchange, at a specified interval, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The interest rate swaps were intended to mitigate the impact of rising interest rates on the Company and covered 50% of outstanding debt under the Prior Term Loan Facility due 2027. Any changes in fair value were included in earnings or deferred through Accumulated other comprehensive loss, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship was recognized immediately in earnings in the consolidated statements of operations.
At March 31, 2025, the Company settled the interest rate swaps and received cash proceeds of $0.6 million. The gain on the swap settlement was recorded in Other comprehensive income (loss) and is being recognized over the life of the hedged transactions. As of December 31, 2025, there was no interest rate swap outstanding.
Stock Warrants Issued in Connection with Long-Term Debt — In connection with entering into the Term Loan due 2030, the Company issued to affiliates of TCW Management five-year warrants for the purchase of up to an aggregate of 3,934,776 shares of the Company’s common stock, issued in two equal tranches. The tranches have an exercise price of $1.52 and $2.07 per share, respectively. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00 per share, respectively, above the applicable exercise price. Upon a refinancing of the Term Loan, the holders of the warrants can require the Company to repurchase up to 50% of each tranche at a price equal to the stock price of the common stock at the time of repurchase less the exercise price. The warrants contain anti-dilution adjustments that may result in a change in the number of shares of common stock issuable upon exercise. The Company also has provided TCW Management with certain information and registration rights, including filing a registration statement within 45 days to register the resale of the shares underlying the warrants, pursuant to an Investor Rights Agreement.
As of December 31, 2025 the warrants were valued at 2.5 million using the Binomial Lattice Model and were recorded in Other long-term liabilities on the Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense in the Consolidated Statements of Operations. Net gain for the Twelve Months Ended December 31, 2025 was $0.1 million.

The fair values of our financial instruments measured on a recurring basis are categorized as follows:

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$1,755	$—	$1,755	$—	$—	$—	$—	$—
Foreign exchange contract not designated as hedging instruments	$106	$—	$106	$—	$—	$—	$—	$—
Interest rate swap agreement settled in 2025	$—	$—	$—	$—	$1,069	$—	$1,069	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$110	$—	$110	$—	$5,698	$—	$5,698	$—
Foreign exchange contract not designated as hedging instruments	$—	$—	$—	$—	$53	$—	$53	$—
Warrants	$2,518	$—	$2,518	$—	$—	$—	$—	$—

The following table summarizes the notional amount of our open foreign exchange contracts at December 31:

	2025		2024
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$52,183	$52,956	$54,359	$55,251
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$10,994	$10,860	$4,697	$5,023
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation of derivatives in the Consolidated Balance Sheets at December 31:

	Derivative Asset
	Balance Sheet Location	Fair Value
		2025	2024
Foreign exchange contract designated as hedging instruments	Other current assets	$1,755	$—
Foreign exchange contract not designated as hedging instruments	Other current assets	$106	$—
Interest rate swap agreement	Other current assets	$—	$1,069

	Derivative Liability
	Balance Sheet Location	Fair Value
		2025	2024
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$110	$5,648
Foreign exchange contract designated as hedging instruments	Other long-term liabilities	$—	$50
Foreign exchange contract not designated as hedging instruments	Accrued liabilities and other	$—	$53
Warrants	Other long term liabilities	$2,518	$—

	Derivative Equity
	Balance Sheet Location	Fair Value
		2025	2024
Foreign exchange contract designated as hedging instruments	Accumulated other comprehensive loss	$3,369	$(2,119)
Interest rate swap agreements	Accumulated other comprehensive loss	$833	$897
The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations:

		2025	2024
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contract designated as hedging instruments	Cost of revenues	$(36)	$(2,454)
Settled interest rate swap agreements	Interest expense	$1,564	$2,253
Foreign exchange contract not designated as hedging instruments	Other (income) expense	$154	$281

We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements
The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed was classified as Level 2 as of December 31, 2024. As of December 31, 2025, the classification was changed to a Level 3 due to the lack of observable market inputs or comparable instruments. With the refinancing of our long-term debt on June 27, 2025, the carrying values of our long-term debt obligations approximate fair values.
The carrying amounts and fair values of our long-term debt obligations are as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan due 2030 [1]	$88,106	$88,106	$—	$—
Prior Term Loan due 2027	—	—	85,000	84,363
Revolving credit facility	$16,839	$16,839	$50,500	$50,500
1    Presented in the Consolidated Balance Sheets as the current portion of long-term debt of $0.9 million and long-term debt of $87.2 million as of December 31, 2025, and current portion of long-term debt of $8.4 million and long-term debt of $76.6 million as of December 31, 2024.

6.    Leases
The Company leases office, warehouse and manufacturing space and certain equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. Our leases have remaining lease terms of one year to sixteen years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

The components of lease expense are as follows:

	Twelve Months Ended December 31,
	2025	2024

Operating lease cost	$12,966	$10,289
Finance lease cost:
Amortization of right-of-use assets	109	92
Interest on lease liabilities	32	9
Finance lease cost	$141	$101
Short-term lease cost [1]	4,262	4,423
Total lease expense	$17,369	$14,813
1.Includes variable lease costs, which are not significant.

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,579	$8,797
Financing cash flows from finance leases	$132	$107

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	December 31, 2025	December 31, 2024
Operating Leases
Right-of-use assets, net	Operating lease right-of-use asset, net	$36,755	$29,931

Current liabilities	Current operating lease liabilities	7,914	8,033
Non-current liabilities	Long-term operating lease liabilities	29,833	22,795
Total operating lease liabilities		$37,747	$30,828

Finance Leases
Right-of-use assets, net	Other assets	$402	$97

Current liabilities	Accrued liabilities and other	99	57
Non-current liabilities	Other long-term liabilities	316	37
Total finance lease liabilities		$415	$94

Weighted Average Remaining Lease Term
Operating leases		7.3 years	6.7 years
Finance leases		4.0 years	1.7 years
Weighted Average Discount Rate
Operating leases		12.3%	12.7%
Finance leases		11.8%	8.6%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2026	$11,790	$139	$11,929
2027	8,619	117	8,736
2028	6,864	110	6,974
2029	5,505	105	5,610
2030	5,071	37	5,108
Thereafter	19,719	—	19,719
Total lease payments	$57,568	$508	$58,076
Less: Imputed interest	(19,821)	(93)	(19,914)
Present value of lease liabilities	$37,747	$415	$38,162

7.    Income Taxes
Pre-tax income (loss) consisted of the following for the years ended December 31:

	2025	2024	2023
Domestic	$(34,858)	$(20,095)	$(1,017)
Foreign	19,121	11,854	29,447
Total	$(15,737)	$(8,241)	$28,430
The following table reconciles the income tax provision with the amount calculated using the 21.0% U.S. federal statutory rate applied to pretax income, reflecting the adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(3,305)	21.0%
State and Local Income Tax, Net of Federal	21	(0.1)%
Foreign Tax Effects
China
Statutory Tax Rate Difference	153	(1.0)%
Research and Development Credit	(86)	0.6%
Withholding Tax	550	(3.5)%
Other	268	(1.7)%
India
Withholding Tax	147	(0.9)%
Other	77	(0.5)%
Mexico
Statutory Tax Rate Difference	1,271	(8.1)%
Other Adjustments, Nontaxable or Nondeductible Items	(1,224)	7.8%
United Kingdom
Other Adjustments	(324)	2.1%
Other Foreign Jurisdictions	274	(1.7)%
Tax Credits
Research and Development Credit	(731)	4.7%
Changes in Valuation Allowances	7,310	(46.5)%
Nontaxable or Nondeductible Items
Executive Compensation Limit	374	(2.4)%
Other Nontaxable or Nondeductible Items	152	(1.0)%
Other	14	(0.1)%
Changes in Unrecognized Tax Benefits	45	(0.3)%
Other Adjustments	(246)	1.6%
Provision (benefit) for income taxes	$4,740	(30.1)%

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision for the years ended December 31 follows:

	2024	2023
Federal provision (benefit) at statutory rate	$(1,730)	$5,970
U.S./Foreign tax rate differential	604	828
Foreign non-deductible expenses	376	(14)
Foreign tax provision	311	821
State taxes, net of federal benefit	(337)	(1)
State tax rate change, net of federal benefit	72	(201)
Change in uncertain tax positions	(343)	209
Change in valuation allowance	28,769	(21,750)
Tax credits	(1,738)	(2,284)
Share-based compensation	457	(30)
Executive compensation (IRC 162m)	38	226
Repatriation of foreign earnings	1,237	435
GILTI, net of related foreign tax credit	—	142
Other	(223)	446
Provision (benefit) for income taxes	$27,493	$(15,203)

The provision (benefit) for income taxes for the years ended December 31 follows:

	2025			2024			2023
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$424	$—	$424	$(289)	$19,963	$19,674	$(2,157)	$(18,166)	$(20,323)
State and local	27	—	27	56	3,592	3,648	433	(3,355)	(2,922)
Foreign	3,784	505	4,289	3,685	486	4,171	7,220	822	8,042
Total	$4,235	$505	$4,740	$3,452	$24,041	$27,493	$5,496	$(20,699)	$(15,203)

A summary of deferred income tax assets and liabilities as of December 31 follows:

	2025	2024
Noncurrent deferred tax assets:
Amortization and fixed assets	$5,271	$6,106
Inventories	2,224	2,893
Pension obligations	3,010	2,467
Warranty obligations	193	226
Accrued benefits	739	792
Operating leases	8,878	9,486
Tax credit carryforwards	9,347	8,612
Net operating loss carryforwards	23,032	18,233
Other temporary differences	12,233	8,883
Total noncurrent deferred tax assets	$64,927	$57,698
Valuation allowance	(41,777)	(35,934)
Net noncurrent deferred tax assets	$23,150	$21,764
Noncurrent deferred tax liabilities:
Amortization and fixed assets	$(1,104)	$(1,132)
Inventories	—	(59)
Operating leases	(9,615)	(9,242)
Other temporary differences	(1,228)	(571)
Total noncurrent tax liabilities	(11,947)	(11,004)
Net noncurrent deferred tax liabilities	$(11,947)	$(11,004)
Total net deferred tax asset	$11,203	$10,760
Deferred taxes are reflected in the Consolidated Balance Sheet as follows:
Net non-current deferred tax assets	$11,349	$11,084
Non-current deferred tax liabilities (included in Other long-term liabilities)	$(146)	$(324)
Total net deferred tax asset	$11,203	$10,760

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

During 2025, we remained in a full valuation allowance position on our U.S. deferred tax assets due to the cumulative three-year loss position. We recorded an additional valuation allowance of $5.8 million primarily related to certain U.S. federal and state tax attribute carryforwards and interest expense carryforwards generated as a result of the limitation on business interest expense deductibility under Section 163(j) of the Internal Revenue Code. We expect to be able to realize the benefits of all of our deferred tax assets that are not currently offset by a valuation allowance, as discussed above. In the event that our actual results differ from our estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
Activity for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Balance - Beginning of the year	$35,934	$9,340	$31,090
Provisions	5,843	26,594	297
Utilizations and reversals	—	—	(22,047)
Balance - End of the year	$41,777	$35,934	$9,340

As of December 31, 2025, the Company had net operating loss carryforwards of $145.8 million, of which $33.7 million related to foreign jurisdictions, $59.8 million related to U.S. Federal, and $52.3 million related to U.S. state jurisdictions, $5.2 million of U.S. foreign tax credit carryforwards, and $3.8 million of research and development tax credit carryforwards. The carryforward periods for these net operating losses range from five years to indefinite, foreign tax credits begin to expire in 2027, and research and development tax credits begin to expire in 2037. Utilization of these carryforwards is subject to the tax laws of the applicable tax jurisdiction and may be limited by the ability of certain subsidiaries to generate taxable income in the associated tax jurisdiction. As noted above, we recorded a full valuation allowance on all deferred tax assets that are not more likely than not able to be utilized before they expire.
As of December 31, 2025, cash of $33.0 million was held by foreign subsidiaries. During the year ended December 31, 2025, $12.1 million was repatriated from the Company's foreign subsidiaries. The Company had a $0.1 million deferred tax liability as of December 31, 2025 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.
Net income tax payments after the prospective adoption of ASU 2023-09, as described in Note 1, consisted of the following:

2025
United States - federal	$(2,275)
United States - state and local	(774)
International:
Czech Republic	1,165
China	1,159
Mexico	503
India	351
Thailand	247
Other foreign	(112)
Total income taxes paid, net of refunds	$264
For the twelve months ended December, 31 2024 and 2023, cash paid for taxes, net of refunds received, were $8.4 million and $10.9 million, respectively.
We file federal income tax returns in the U.S. and income tax returns in various states and foreign jurisdictions. In the U.S., we are generally no longer subject to tax assessment for tax years prior to 2018. In our major non-U.S. jurisdictions including China, Czech Republic, Mexico and the United Kingdom, tax years are typically subject to examination for three to five years.
As of December 31, 2025, and 2024, we provided a liability of $1.0 million and $0.9 million, respectively, for unrecognized tax benefits associated with our U.S. federal and state, and foreign jurisdictions. The unrecognized tax benefits were recorded in Other long-term liabilities on the Consolidated Balance Sheets.
We accrue interest and penalties related to unrecognized tax benefits through income tax expense. We had $0.9 million and $0.8 million accrued for the payment of interest and penalties as of December 31, 2025 and December 31, 2024, respectively. Accrued interest and penalties are included in the $1.0 million of unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (including interest and penalties) at December 31 follows:

	2025	2024	2023
Balance - Beginning of the year	$941	$1,338	$1,089
Gross increase - tax positions in prior periods	154	154	60
Gross decreases - tax positions in prior periods	(68)	—	—
Gross increases - current period tax positions	—	—	149
Lapse of statute of limitations	—	(571)	—
Currency translation adjustment	(40)	20	40
Balance - End of the year	$987	$941	$1,338

8.    Accrued and Other Liabilities
Accrued and other liabilities consisted of the following as of December 31:

	2025	2024
Compensation and benefits	$12,208	$12,542
Derivative liabilities	110	5,701
Accrued freight	1,856	3,243
Taxes payable	2,980	2,122
Accrued legal and professional fees	1,847	1,694
Customer tooling projects	471	1,259
Warranty costs	1,387	1,207
Other	3,027	4,557
	$23,886	$32,325

9.    Defined Contribution Plan, Pension and Other Post-Retirement Benefit Plans
Defined Contribution Plan - We sponsor a defined contribution plan covering eligible employees. Eligible employees can contribute on a pre-tax basis to the plan. In accordance with the terms of the 401(k) plan, we elect to match a certain percentage of the participants’ contributions to the plan, as defined. We recognized expense associated with the plan of $3.4 million, $4.6 million and $4.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Pension and Other Post-Retirement Benefit Plans - We sponsor pension and other post-retirement benefit plans that cover certain hourly and salaried employees in the United Kingdom. Each of the plans are frozen to new participants and to additional service credits earned. Our policy is to make annual contributions to the plans to fund the minimum contributions, as required by local regulations.
The change in benefit obligation, plan assets and funded status as of December 31 is as follows:

	Non-U.S. Pension Plan
	2025	2024
Change in benefit obligation:
Benefit obligation — Beginning of the year	$28,666	$32,172
Interest cost	1,573	1,399
Benefits paid	(2,064)	(1,736)
Actuarial (gain) loss	(624)	(2,734)
Exchange rate changes	2,083	(435)
Benefit obligation at end of the year	$29,634	$28,666
Change in plan assets:
Fair value of plan assets — Beginning of the year	$20,591	$23,052
Actual return on plan assets	1,180	(1,652)
Employer contributions	1,563	1,240
Benefits paid	(2,064)	(1,736)
Exchange rate changes	1,525	(313)
Fair value of plan assets at end of the year	22,795	20,591
Funded status [1]	$(6,839)	$(8,075)
1 Amounts are included in Pension and other post-retirement liabilities in the Consolidated Balance Sheets at December 31, 2025 and 2024.

Actuarial Gain - The projected Non-U.S. benefit obligation includes a net gain of $0.6 million for the year ended December 31, 2025.

The components of net periodic cost (benefit) for the years ended December 31 were as follows:

	Non-U.S. Pension Plan
	2025	2024	2023
Interest cost	$1,573	$1,399	$1,418
Expected return on plan assets	(1,413)	(1,293)	(1,221)
Amortization of prior service cost	51	50	48
Recognized actuarial loss	944	872	757
Net periodic cost (benefit)	$1,155	$1,028	$1,002

Net periodic cost (benefit) components, not inclusive of service costs, are recognized in Other (income) expense within the Consolidated Statements of Operations.

Amounts Recognized in Other Comprehensive Income (Loss) - Amounts recognized in Other comprehensive income (loss), before taking into account income tax effects for the years ended December 31 were as follows:

	Non-U.S. Pension Plan
	2025	2024	2023
Net actuarial loss	$13,003	$13,899	$14,165
Prior service cost	504	538	572
	$13,507	$14,437	$14,737
Other Changes in Plan Assets and Benefit Obligations Recognized in Comprehensive Income (Loss) - Amounts recognized as other changes in plan assets and benefit obligations in comprehensive income (loss), before taking into account income tax effects, for the years ended December 31 were as follows:

	Non-U.S. Pension Plan
	2025	2024
Actuarial (gain) loss	$(516)	$205
Amortization of actuarial (loss) gain	(1,251)	(844)
Prior service credit	(68)	(48)
Total recognized in other comprehensive income (loss)	$(1,835)	$(687)
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:

	Non-U.S. Pension Plan
	2025	2024
Discount rate	5.35%	5.40%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	Non-U.S. Pension Plan
	2025	2024	2023
Discount rate	5.40%	4.45%	4.75%
Expected return on plan assets	6.60%	5.65%	5.60%
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
We employ a total return investment approach whereby a mix of equities, fixed income and real estate investments are intended to maximize the long-term return of plan assets taking into consideration a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity, balanced, fixed income and real estate investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and large and small capitalizations. Other assets, such as real estate, are used judiciously to perhaps enhance long-term returns and to improve portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis in light of annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. We expect to contribute approximately $1.7 million to our non-U.S. pension plan and our other post-retirement benefit plans in 2026.
Our investment allocation target for our non-U.S. pension plan for 2025 and our weighted-average asset allocations of our pension assets for the years ended December 31, by asset category, are as follows:

	Target Allocation %		Actual Allocations %
	2025	2024	2025	2024
Cash and cash equivalents	—	—	1	1
Equity/Balanced securities	29	27	28	26
Fixed income securities	71	73	71	73
	100%	100%	100%	100%

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
The fair values of our pension plan assets by asset category and by level as described in Note 1, Significant Accounting Policies, for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Insurance contracts and other	$22,795	$—	$22,795	$—
Total pension fund assets	$22,795	$—	$22,795	$—

	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Insurance contract and other	$20,591	$—	$20,591	$—
Total pension fund assets	$20,591	$—	$20,591	$—

The following table summarizes expected future benefit payments out of our pension and other post-retirement benefit plans:

Year Ending December 31,	Pension Plans
2026	$2,012
2027	$2,033
2028	$2,087
2029	$2,179
2030 to 2035	$10,322

10.    Performance Awards
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
2023-2024 Restricted Cash Awards – Restricted cash is a grant that is earned and payable in cash based upon the Company’s relative total shareholder return in terms of ranking as compared to the peer group and Return on Invested Capital ("ROIC") component established by the Compensation Committee of the Board of Directors.
2023-2024 Performance Stock Awards Settled in Cash – Performance-based stock award is a grant that is earned and payable in cash. The total amount payable as of the award's vesting date is determined based upon the number of shares allocated to a participant, the Company’s relative total shareholder return in terms of ranking which can fluctuate as compared to the peer group over the performance period, ROIC performance, and the share price of the Company's stock.
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

The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2024	$700
New grants	3,461
Forfeitures	(551)
Adjustments	(2,667)
Payments	—
Adjusted Award Value at December 31, 2025	$943
The Company generally grants performance awards in the first quarter of each year. Unrecognized compensation expense was $1.3 million as of December 31, 2025.

11.    Share-Based Compensation
The compensation expense for our share-based compensation arrangements (see Restricted Stock Awards below) was $3.8 million, $3.9 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
As of December 31, 2025, there was approximately $3.5 million of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of December 31, 2025 and changes during the twelve-month period ending December 31, 2025, is presented below:

	2025
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Non-vested - beginning of year	835	$5.02
Granted	2,538	1.33
Vested	(649)	(4.02)
Forfeited	(412)	2.27
Non-vested - end of year	2,312	$1.75
As of December 31, 2025, a total of 0.3 million shares were available for future grants from the shares authorized for award under our 2020 EIP, including cumulative forfeitures.
Repurchase of Common Stock - We did not repurchase any of our common stock on the open market as part of a stock repurchase program during 2025; however, our employees surrendered 158 thousand shares of our common stock to satisfy tax withholding obligations on the vesting of the restricted stock awards.

12.    Stockholders’ Equity
Common Stock - Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share, with 34,185,682 and 33,694,396 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

Preferred Stock - Our authorized capital stock includes preferred stock of 5,000,000 shares with a par value of $0.01 per share, with no shares outstanding as of December 31, 2025 and 2024.
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
Diluted earnings (loss) per share for years ended December 31, 2025, 2024 and 2023 includes the effects of potential common shares when dilutive and is as follows:

	2025	2024	2023
Net income (loss)	$(22,781)	$(27,867)	$49,411
Net income (loss) from continuing operations	$(20,477)	$(35,734)	$43,633
Net income (loss) from discontinued operations	$(2,304)	$7,867	$5,778
Weighted average number of common shares outstanding (in '000s)	33,836	33,418	33,040
Dilutive effect of restricted stock grants after application of the treasury stock method (in '000s)	—	—	541
Dilutive shares outstanding	33,836	33,418	33,581
Basic earnings (loss) per share from continuing operations	$(0.61)	$(1.07)	$1.32
Basic earnings (loss) per share from discontinued operations	$(0.07)	$0.24	$0.18
Diluted earnings (loss) per share from continuing operations	$(0.61)	$(1.07)	$1.30
Diluted earnings (loss) per share from discontinued operations	$(0.07)	$0.24	$0.17
There were 675 thousand anti-dilutive shares for the year ended December 31, 2025. There were 428 thousand anti-dilutive shares for the year ended December 31, 2024. There were no anti-dilutive shares for the year ended December 31, 2023.

13.    Other Comprehensive Income (Loss)
The activity for each item of accumulated other comprehensive income (loss) is as follows:

	Foreign currency items	Pension and other post-retirement benefit plans	Derivative Instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2023	$(23,227)	$(11,896)	$4,839	$(30,284)
Net current period change	(7,435)	53	(6,262)	(13,644)
Amounts reclassified into earnings	—	384	201	585
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)
Net current period change	9,400	1,738	6,952	18,090
Amounts reclassified into earnings	—	431	(1,528)	(1,097)
Balance - December 31, 2025	$(21,262)	$(9,290)	$4,202	$(26,350)

The related tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2025 and 2024 are as follows:

2025	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$9,400	$—	$9,400
Net actuarial gain and prior service credit	1,670	68	1,738
Derivative instruments	6,952	—	6,952
Net unrealized gain	18,022	68	18,090
Amounts reclassified into earnings:
Actuarial loss and prior service cost	431	—	431
Derivative instruments activity	(1,528)	—	(1,528)
Net realized gain (loss)	(1,097)	—	(1,097)
Total other comprehensive income	$16,925	$68	$16,993

2024	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(7,435)	$—	$(7,435)
Net actuarial gain and prior service credit	(108)	161	53
Derivative instruments	(8,294)	2,032	(6,262)
Net unrealized gain (loss)	(15,837)	2,193	(13,644)
Amounts reclassified into earnings:
Actuarial loss and prior service cost	384	—	384
Derivative instruments activity	299	(98)	201
Net realized gain (loss)	683	(98)	585
Total other comprehensive income (loss)	$(15,154)	$2,095	$(13,059)

14.    Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring programs are designed to align the Company’s cost structure to support margin expansion. The programs include workforce reductions and footprint optimization across segments. We incurred $5.5 million expense during the year ended December 31, 2025 related to these programs.

The changes in accrued restructuring balances are as follows:

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2024	$28	$—	$—	$360	$388
New charges	2,585	1,727	1,037	127	5,476
Payments and other adjustments	(2,613)	(1,727)	(1,037)	(441)	(5,818)
December 31, 2025	$—	$—	$—	$46	$46

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2023	$—	$—	$128	$983	$1,111
New charges	1,546	3,745	5,329	164	10,784
Payments and other adjustments	(1,518)	(3,745)	(5,457)	(787)	(11,507)
December 31, 2024	$28	$—	$—	$360	$388

Of the $5.5 million costs incurred in the twelve months ended December 31, 2025 for restructuring, $4.3 million related to headcount reductions and $1.2 million related to facility exit and other costs. Of the $5.5 million costs incurred in the twelve months ended December 31, 2025 for restructuring, $4.9 million were recorded in cost of revenues and $0.6 million were recorded in selling, general and administrative expenses.
Of the $10.8 million costs incurred in the twelve months ended December 31, 2024 for restructuring, $8.4 million related to headcount reductions and $2.4 million related to facility exit and other costs. Of the $10.8 million costs incurred in the twelve months ended December 31, 2024 for restructuring, $9.2 million were recorded in cost of revenues and $1.6 million were recorded in selling, general and administrative expenses.

15.    Commitments and Contingencies
Leases - As disclosed in Note 6, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of December 31, 2025, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of December 31, 2025 and 2024, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the years ended December 31, 2025 and 2024, are included within accrued liabilities and other in the accompanying Consolidated Balance Sheets.
On July 24, 2023, one of our customers issued a voluntary safety recall related to certain wiper system components supplied by us. On October 6, 2025, one of our customers issued a safety recall related to certain truck cabs produced in our cab manufacturing facility, which was sold during 2024 and reported as discontinued operations. To the extent a loss occurs that is attributed to us, we believe that we have reasonable levels of insurance coverage to mitigate recall exposure risk. It is reasonably possible that we will incur additional losses and fees above the amount accrued for warranty claims but we cannot estimate a range of such reasonably possible losses or fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts normally accrued.
The following presents a summary of the warranty provision for the years ended December 31:

	2025	2024
Balance - beginning of the year	$1,207	$1,458
Provision for warranty claims	1,767	1,872
Deduction for payments made and other adjustments	(1,587)	(2,123)
Balance - end of year	$1,387	$1,207

Debt Payments - As disclosed in Note 3, Debt, the Credit Agreement requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.

The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt agreement matures in 2030; no payments are due thereafter:

Year Ending December 31,
2026	$942
2027	$3,691
2028	$4,411
2029	$4,195
2030	$98,126

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
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.

The following tables present financial information for the Company's reportable segments for the periods indicated:

	For the year ended December 31, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$287,249	$203,186	$158,567	$649,002
Cost of revenues	251,968	181,694	146,955	580,617
Gross profit	35,281	21,492	11,612	68,385
Selling, general & administrative expenses	27,435	19,443	12,402	59,280
Operating income [1]	$7,846	$2,049	$(790)	$9,105
Corporate and other unallocated costs [2]				9,761
Other (income) expense				1,593
Interest expense				13,028
Loss on early extinguishment of debt				460
Loss before provision for income taxes				$(15,737)

Capital expenditures, depreciation and restructuring:
Capital expenditures	$4,036	$3,676	$2,784
Depreciation expense	$5,407	$4,847	$3,262
Restructuring	$2,585	$1,727	$1,037

	For the year ended December 31, 2024
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$314,682	$203,128	$205,545	$723,355
Cost of revenues	277,131	189,946	183,001	650,078
Gross profit	37,551	13,182	22,544	73,277
Selling, general & administrative expenses [3]	33,521	17,742	10,698	61,961
Operating income [1]	$4,030	$(4,560)	$11,846	$11,316
Corporate and other unallocated costs [2]				12,074
Other (income) expense				(2,200)
Interest expense				9,174
Loss on early extinguishment of debt				509
Income before provision for income taxes				$(8,241)

Capital expenditures, depreciation and restructuring:
Capital expenditures	$5,082	$5,421	$3,446
Depreciation expense	$5,186	$4,927	$3,279
Restructuring	$1,546	$3,745	$5,329

	For the year ended December 31, 2023
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$348,690	$242,390	$244,389	$835,469
Cost of revenues	305,539	202,745	205,911	714,195
Gross profit	43,151	39,645	38,478	121,274
Selling, general & administrative expenses	34,026	17,088	17,399	68,513
Operating income [1]	$9,125	$22,557	$21,079	$52,761
Corporate and other unallocated costs [2]				12,888
Other (income) expense				1,195
Interest expense				10,248
Income before provision for income taxes				$28,430

Capital expenditures, depreciation and restructuring:
Capital expenditures	$8,067	$8,669	$1,891
Depreciation expense	$5,039	$4,181	$3,396
Restructuring	$131	$8	$678
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
3.For the twelve months ended December 31, 2024, a $3.5 million gain on the sale of a building was previously reported on a full year basis in the Recast Segment Information in the selling, general and administrative expenses of the Global Seating segment and has been reclassified to the Trim Systems and Components segment herein. The reclassification is immaterial to the Company's consolidated financial statements and had no effect on the consolidated balance sheet, statement of operations or statement of cash flows as previously reported.
The following table presents revenues and long-lived assets for the geographic areas in which we operate:

	Years Ended December 31,
	2025		2024		2023
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$404,502	$60,021	$504,455	$65,957	$596,620	$67,727
Czech Republic	106,557	6,284	93,106	6,679	102,786	8,583
All other countries	137,943	37,491	125,794	26,253	136,063	23,983
	$649,002	$103,796	$723,355	$98,889	$835,469	$100,293

Sales to two of our customers were individually in excess of 10% of total Company revenues in each of the years ended December 31, 2025, 2024 and 2023, as noted in the table below. The following table presents revenue from the above mentioned customer as a percentage of total revenue:

		Years Ended December 31,
Customer	Primary Segment	2025	2024	2023
Customer A	Global Seats and Trim Systems & Components	13%	13%	13%
Customer B	Trim Systems & Components	11%	11%	10%

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
The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2025 and 2024.

	Twelve Months Ended December 31,
	2025	2024	2023
Income (loss) from discontinued operations, net of tax
Cab structures business	$(1,836)	$20,078	$7,126
Industrial Automation segment	(468)	(12,211)	(1,348)
Total income from discontinued operations, net of tax	$(2,304)	$7,867	$5,778

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Operations attributable to each discontinued operation for the twelve months ended December 31, 2025 and 2024.

	Twelve Months Ended December 31,
	2025	2024	2023
Income (loss) from discontinued operations attributable to Cab structures business:
Revenues	$(657)	$93,150	$120,310
Cost of revenues	878	101,826	110,871
Gross profit	(1,535)	(8,676)	9,439
Selling, general and administrative expenses	—	—	—
Operating income (loss)	(1,535)	(8,676)	9,439
Other (income) expense	301	—	—
Income (loss) before provision for income taxes	(1,836)	(8,676)	9,439
Provision (benefit) for income taxes of discontinued operations	—	—	2,313
Earnings (loss) from discontinued operations - before gain on sale of discontinued operations	(1,836)	(8,676)	7,126
Gain on disposition of discontinued operations, net of income taxes	—	28,754	—
Net income from discontinued operations, net of income taxes	$(1,836)	$20,078	$7,126

	Twelve Months Ended December 31,
	2025	2024	2023
Income (loss) from discontinued operations attributable to Industrial Automation segment:
Revenues	$(150)	$16,468	$38,900
Cost of revenues	—	17,220	35,707
Gross profit	(150)	(752)	3,193
Selling, general and administrative expenses	—	3,355	4,445
Operating loss	(150)	(4,107)	(1,252)
Other (income) expense	318	—	—
Interest expense	—	248	443
Loss before provision for income taxes	(468)	(4,355)	(1,695)
Provision (benefit) for income taxes of discontinued operations	—	—	(347)
Loss from discontinued operations - before loss on sale of discontinued operations	(468)	(4,355)	(1,348)
Loss on disposition of discontinued operations, net of income taxes	—	(7,856)	—
Net loss from discontinued operations, net of income taxes	$(468)	$(12,211)	$(1,348)

The following tables present reconciliations of the captions within CVG's Condensed Consolidated Statements of Cash Flows attributable to discontinued operations for the twelve months ended December 31, 2025 and 2024. Net cash provided by operating activities for the twelve months ended December 31, 2025 includes the gain and loss on the respective transactions, as noted above.

	Twelve Months Ended December 31,
	2025	2024	2023
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	306	(13,954)	8,818
Net cash provided by (used in) investing activities	—	(838)	(749)
Total cash provided by (used in) discontinued operations	$306	$(14,792)	$8,069

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

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(In thousands, except per share amounts)
Revenues	$169,795	$171,956	$152,489	$154,762
Cost of revenues	152,002	152,427	136,446	139,742
Gross profit	17,793	19,529	16,043	15,020
Selling, general and administrative expenses	16,385	18,732	17,104	16,820
Operating income (loss)	1,408	797	(1,061)	(1,800)
Other (income) expense	(72)	427	1,004	234
Interest expense	2,503	2,291	4,068	4,166
Loss on extinguishment of debt	—	460	—	—
Income (loss) before provision for income taxes	(1,023)	(2,381)	(6,133)	(6,200)
Provision (benefit) for income taxes	2,116	1,725	687	212
Net income (loss) from continuing operations	$(3,139)	$(4,106)	$(6,820)	$(6,412)
Net income (loss) from discontinued operations	(1,173)	(655)	(260)	(216)
Net income (loss)	(4,312)	(4,761)	(7,080)	(6,628)
Earnings (loss) per common share
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.09)	$(0.12)	$(0.20)	$(0.19)
Income (loss) from discontinued operations	$(0.03)	$(0.02)	$(0.01)	$(0.01)
Diluted earning (loss) per share
Income (loss) from continuing operations	$(0.09)	$(0.12)	$(0.20)	$(0.19)
Income (loss) from discontinued operations	$(0.03)	$(0.02)	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic	33,693	33,799	33,885	33,963
Diluted	33,693	33,799	33,885	33,963

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(In thousands, except per share amounts)
Revenues	$194,626	$193,665	$171,772	$163,292
Cost of revenues	171,462	173,206	155,351	150,217
Gross profit	23,164	20,459	16,421	13,075
Selling, general and administrative expenses	18,655	19,395	17,481	18,346
Operating income	4,509	1,064	(1,060)	(5,271)
Other (income) expense	212	206	(1,033)	(1,585)
Interest expense	2,186	2,417	2,371	2,200
Loss on extinguishment of debt	—	—	—	509
Income before provision for income taxes	2,111	(1,559)	(2,398)	(6,395)
Provision (benefit) for income taxes	665	(260)	(1,515)	28,603
Net income from continuing operations	$1,446	$(1,299)	$(883)	$(34,998)
Net income from discontinued operations	1,492	(301)	10,397	(3,721)
Net income	2,938	(1,600)	9,514	(38,719)
Earnings per common share
Basic earnings per share
Income from continuing operations	$0.05	$(0.04)	$(0.03)	$(1.04)
Income from discontinued operations	$0.04	$(0.01)	$0.31	$(0.11)
Diluted earning per share
Income from continuing operations	$0.05	$(0.04)	$(0.03)	$(1.04)
Income from discontinued operations	$0.04	$(0.01)	$0.31	$(0.11)
Weighted average shares outstanding
Basic	33,325	33,393	33,458	33,497
Diluted	33,403	33,393	33,458	33,497

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

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. KPMG LLP’s report appears following Item 9A and expresses an unqualified opinion on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Commercial Vehicle Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Commercial Vehicle Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements), and our report dated March 10, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
March 10, 2026

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance

A.Directors of the Registrant
The following table sets forth certain information with respect to our directors as of March 10, 2026:

Name	Age	Principal Position(s)
William C. Johnson	62	Chairman and Director
James R. Ray, Jr.	62	President, Chief Executive Officer and Director
Melanie K. Cook	53	Director
J. Michael Nauman	63	Director
Jeffrey S. Niew	59	Director
Wayne M. Rancourt	63	Director
Ari B. Levy	46	Director
The following biographies describe the business experience of our directors:

Background
William C. Johnson has served as a Director since December 2023 and was elected Chairman of the Board on May 15, 2025. Since October 2022, Mr. Johnson has served as CEO and a member of the Board of Directors of Avail Infrastructure Solutions. From October 2018 to July 2022, Mr. Johnson served as the President and CEO of Welbilt, Inc. (WBT), and from July 2016 to June 2018, he served President and CEO and COO of Chart Industries, Inc. Prior to that he held multiple roles of increasing responsibility at Dover Refrigeration and Food Equipment, Hillphoenix, ABB and ESAB.
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
Qualifications
Ms. Cook's nearly 30 years of global experience includes business unit leadership roles with full P&L responsibility, product lifecycle management, digitization, end-to-end supply chain, global sourcing, and finance/audit across multiple industries globally. Ms. Cook has been an independent Director of Badger Meter, Inc. since February 2022, where she serves on the Audit and Compliance Committee of the Board and is an independent Director of Malibu Boats Inc. since June 2025, where she serves on the Audit and Nominating/Governance Committees. She holds a Bachelor of Science in Business Administration, with a specialty in Decision and Information Sciences from the University of Florida.

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
Qualifications
Mr. Nauman brings more than 35 years of experience in commercial and operational leadership, strategy development, restructuring, and mergers and acquisitions. Mr. Nauman is Chairman of the Board and an independent Director of Matthews International. He is also a board member of the Little Rock Museum of Discovery, the Natural State Council of Scouting America, and the Anthony School Board of Trustees. He holds a bachelor of science degree in management from Case Western Reserve University. Mr. Nauman is a certified public accountant and chartered global management accountant.

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

Background
Ari B. Levy joined the CVG Board in February 2026. He is the founder, President, and Chief Investment Officer of Lakeview Investment Group. He oversees the firm's investment philosophy and strategy, guiding the identification of attractively valued securities through an integrated fundamental and quantitative approach. As Chief Investment Officer, Mr. Levy is responsible for portfolio construction, risk management, and investment decision-making across strategies, while also leading the firm's research, trading, and operational functions. A long-term, engaged owner, he regularly partners with management teams and boards to provide insight on strategic initiatives, capital allocation decisions, and corporate governance.
Qualifications
Prior to founding Lakeview Investment Group, Mr. Levy served as a Vice President and Share Partner at Advisory Research, Inc., a Chicago-based investment manager. He was the President of Levy Acquisition Corp, a NASDAQ listed acquisition vehicle, and subsequently served on the Board of the resulting public company, Del Taco (TACO), until it was acquired by Jack in the Box (JACK) in early 2022. Mr. Levy holds a B.A. in International Relations from Stanford University.
B.Executive Officers
The following table sets forth certain information with respect to our executive officers as of March 10, 2026:

Name	Age	Principal Position(s)
James R. Ray, Jr.	62	President, Chief Executive Officer and Director
Andy Cheung	51	Executive Vice President and Chief Financial Officer
Aneezal H. Mohamed	62	Chief Legal Officer, Compliance Officer and Secretary
Kristin Mathers	51	Chief Human Resources Officer
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
C.Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance
The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the sections labeled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2026 Proxy Statement.
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

Item 11.Executive Compensation
The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation - 2025 Director Compensation Table”, “Executive Compensation”, "Pay Versus Performance" and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2026 Proxy Statement, including information under the heading “Compensation Discussion and Analysis.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There are no outstanding options, warrants or rights associated with the Company's Equity Incentive Plans. The following table summarizes the number of securities remaining to be issued under the outstanding equity compensation plan as of December 31, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
2020 Equity Incentive Plan approved by security holders	—	$—	337,233
The information required by Item 12 is incorporated herein by reference to the section labeled “Security Ownership of Certain Beneficial Owners and Management,” which appears in CVG’s 2026 Proxy Statement.

Item 13    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference to the sections labeled “Certain Relationships and Related Transactions” and “Proposal No. 1 - Election of Directors - Corporate Governance,” which appear in CVG’s 2026 Proxy Statement.

Item 14.Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Columbus, OH, Auditor Firm ID: 185
The information required by Item 14 is incorporated herein by reference to the section labeled “Independent Auditor Fees” which appears in CVG’s 2026 Proxy Statement.

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

3.7	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A (File No. 001-34365), filed on February 2, 2023).

4.1	Description of Securities (incorporated by reference to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 16, 2020).

Exhibit No.	Description

10.1	Term Loan Agreement, dated as of April 30, 2021, between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on May 4, 2021).

10.2*	Second Amendment dated May 12, 2022 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K, filed on March 6, 2023).

10.3*	Commercial Vehicle Group, Inc. Annual Incentive Plan (incorporated by reference to the Company’s current report on Form 8-K (File No. 001-34365), filed on March 14, 2018).

10.4*	Amended and Restated Deferred Compensation Plan dated November 5, 2008 (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 16, 2009).

10.5*	Form of indemnification agreement with directors and executive officers (incorporated by reference to the Company’s annual report on Form 10-K (File No. 000-50890), filed on March 14, 2008).

10.8*	Offer letter, dated November 11, 2020, to Angela O’Leary (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on November 17, 2020).

10.9*	Change in Control & Non-Competition Agreement dated November 11, 2020 with Angela O’Leary (incorporated by reference to Exhibit 10.29 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 9, 2021).

10.10*	Change in Control & Non-Competition Agreement dated October 27, 2014 with Aneezal Mohamed (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.12*	Offer letter, dated July 22, 2021, to Kristin Mathers (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.13*	Change in Control & Non-Competition Agreement dated December 31, 2021 with Kristin Mathers (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K (File No. 001-34365), filed on March 2, 2022).

10.14*	Andy Cheung Offer Letter dated September 8, 2022(incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-34365), filed on September 14, 2022).

10.15*	Change in Control & Non-Competition Agreement dated December 7, 2022 with Andy Cheung.

10.16*	Offer Letter between the Company and Mr. Ray dated December 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.17*	Form of Change in Control Agreement between the Company and Mr. Ray (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.18*	Form of 2023 Restricted Stock Agreement between the Company and Mr. Ray (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on December 11, 2023).

10.19	Asset Purchase Agreement dated as of July 31, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on August 1, 2024).

10.20	Amendment No. 3 dated July 30, 2024 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024).

10.21	Asset Purchase Agreement dated as of October 30, 2024 by and among FSE Diya, Inc., CVG FSE, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 31, 2024).

10.22	Transition Services Agreement dated as of October 30, 2024 by and among FSE Diya, Inc., CVG FSE, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on October 31, 2024).

10.24	Amendment to Asset Purchase Agreement dated as of September 6, 2024 by and among SVO, LLC, Mayflower Vehicle Systems, LLC and Commercial Vehicle Group, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on September 10, 2024).

10.25	Fourth Amendment dated December 19, 2024 to the Credit Agreement, dated as of April 30, 2021 between, among others, the Company, Bank of America, N.A. as administrative agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on December 26, 2024).

10.26	Offer Letter between the Company and Mr. Reed dated February 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 13, 2025).

10.27	Retention Agreement between the Company and Andy Cheung dated April 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 7, 2025).

10.28	Retention Agreement between the Company and Aneezal Mohamed dated April 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 7, 2025)

10.29	Retention Agreement between the Company and Kristin Mathers dated April 1, 2025. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 7, 2025).

10.30	Amended and Restated Commercial Vehicle Group, Inc 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 19, 2025).

10.31	Loan and Security Agreement, dated as of June 27, 2025, by and among the Company, certain of the Company’s subsidiaries, as borrowers and guarantors, TCW Asset Management Company LLC, as administrative agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 30, 2025).

10.32	Loan and Security Agreement, dated as of June 27, 2025, by and among the Company, certain of the Company’s subsidiaries, as borrowers, and Bank of America, N.A. as agent and other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 30, 2025).

10.33	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 30, 2025).

10.34	Investor Rights Agreement, dated June 27, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on June 30, 2025).

10.35	Amendment No. 1 to Loan and Security Agreement, dated December 22, 2025, among Commercial vehicle group, Inc., KAB Seating Limited, the guarantors party thereto and Bank of America, N.A., as Agent .to the Loan and Security Agreement, dated as of June 27, 2025

10.36	Amendment No.1 to Loan and security Agreement, dated December 19, 2025, among Commercial Vehicle group Inc, the guarantors party thereto and TCW Asset Management Company LLC, as agent to the Loan and Security Agreement, dated of June 27, 2025

10.37	Form of Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan Performance-Based Restricted Stock Award Agreement Based on EBITDA and Stock Price. (Cash Award Based)

10.38	Form of Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan Performance-Based Restricted Stock Award Agreement Based on EBITDA and Stock Price. (Stock Award Based)

10.39	Form of Restricted Stock Agreement under the Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan

19	Insider Trading Policy of the Company.

97.1	Commercial Vehicle Group Incentive Compensation Clawback Policy approved December 1, 2023.

Exhibit No.	Description
21.1	Subsidiaries of Commercial Vehicle Group, Inc.

23.1	Consent of KPMG LLP.

31.1	302 Certification by James R. Ray, President and Chief Executive Officer.

31.2	302 Certification by Andy Cheung, Executive Vice President and Chief Financial Officer.

32.1	906 Certification by James R. Ray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	906 Certification by Andy Cheung pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
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
James R. Ray
President and Chief Executive Officer
Date: March 10, 2026
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2026.

Signature	Title

/s/ William C. Johnson	Chairman and Director
William C. Johnson

/s/ James R. Ray	President, Chief Executive Officer
James R. Ray	(Principal Executive Officer) and Director

/s/ Jeffrey S. Niew	Director
Jeffrey S. Niew

/s/ Wayne M. Rancourt	Director
Wayne M. Rancourt

/s/ J. Michael Nauman	Director
J. Michael Nauman

/s/ Melanie K. Cook	Director
Melanie K. Cook

/s/ Ari B. Levy	Director
Ari B. Levy

/s/ Andy Cheung	Chief Financial Officer
Chung Kin Cheung ("Andy Cheung")	(Principal Financial Officer)

/s/ Angela M. O'Leary	Chief Accounting Officer
Angela M. O'Leary	(Principal Accounting Officer)