Form 10-Q
period 2026-03-31
Commercial Vehicle Group, Inc.
filed 2026-05-05
CIK 1290900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 5, 2026 was 36,257,950 shares.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(Unaudited) (In thousands, except per share amounts)
Revenues	$171,495	$169,795
Cost of revenues	151,680	152,002
Gross profit	19,815	17,793
Selling, general and administrative expenses	19,059	16,385
Gain on sale of assets	(13,957)	—
Operating income	14,713	1,408
Other (income) expense	886	(72)
Warrant expense	4,978	—
Loss on extinguishment of debt	1,958	—
Interest expense	4,095	2,503
Income (loss) before provision for income taxes	2,796	(1,023)
Provision for income taxes	1,894	2,116
Net income (loss) from continuing operations	902	(3,139)
Net income (loss) from discontinued operations - Note 18	—	(1,173)
Net income (loss)	$902	$(4,312)
Earnings (loss) per Common Share:
Basic earnings (loss) per share
Income (loss) from continuing operations	$0.03	$(0.09)
Income (loss) from discontinued operations	$—	$(0.03)
Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.03	$(0.09)
Income (loss) from discontinued operations	$—	$(0.03)
Weighted average shares outstanding:
Basic	34,190	33,693
Diluted	35,511	33,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
	(Unaudited) (In thousands)
Net income (loss)	$902	$(4,312)
Other comprehensive income (loss):
Foreign currency exchange translation adjustments	(1,736)	2,595
Minimum pension liability, net of tax	(163)	(50)
Derivative instruments, net of tax	(1,728)	2,061
Other comprehensive income (loss)	(3,627)	4,606
Comprehensive income (loss)	$(2,725)	$294
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash	$28,684	$33,282
Accounts receivable, net of allowances of $1,497 and $1,192, respectively	100,850	86,262
Inventories	121,607	118,557
Other current assets	25,523	25,226
Total current assets	276,664	263,327
Property, plant and equipment, net	62,549	66,638
Intangible assets, net of accumulated amortization of $8,506 and $8,557, respectively	3,201	3,350
Deferred income taxes, net	11,190	11,349
Other assets, net	58,945	47,050
Total assets	$412,549	$391,714
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,018	$74,180
Accrued liabilities and other	41,898	31,800
Current portion of long-term debt and short-term debt	3,837	2,371
Total current liabilities	129,753	108,351
Long-term debt	89,732	104,004
Pension and other post-retirement benefits	6,744	6,902
Other long-term liabilities	55,332	39,100
Total liabilities	281,561	258,357
Stockholders’ equity:
Preferred stock, $0.01 par value (5,000,000 shares authorized; no shares issued and outstanding)	$—	$—
Common stock, $0.01 par value (60,000,000 shares authorized; 34,552,217 and 34,185,682 shares issued and outstanding respectively)	346	342
Treasury stock, at cost: 2,577,830 and 2,409,285 shares, respectively	(17,281)	(16,706)
Additional paid-in capital	273,830	272,903
Retained deficit	(95,930)	(96,832)
Accumulated other comprehensive loss	(29,977)	(26,350)
Total stockholders’ equity	130,988	133,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$412,549	$391,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$902	$(4,312)
Adjustments to reconcile net income to cash flows from operating activities from continuing operations:
Depreciation and amortization	3,715	3,578
Noncash amortization of debt financing costs	505	85
Share-based compensation expense	927	770
Deferred income taxes	—	(292)
Non-cash income on derivative contracts	(215)	(273)
Non-cash loss on warrants	4,978	—
Gain on sale of assets	(13,957)	—
Loss on extinguishment of debt	1,958	—
Change in other operating items:
Accounts receivable	(15,300)	(87)
Inventories	(3,603)	4,258
Prepaid expenses	(2,775)	(2,738)
Accounts payable	11,287	8,913
Other operating activities, net	10,017	5,270
Net cash provided by (used in) operating activities	(1,561)	15,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,653)	(3,806)
Proceeds from disposal/sale of property, plant and equipment	15,892	—
Net cash provided by (used in) investing activities	13,239	(3,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Term Loan due 2030	(14,868)	—
Repayment of prior revolving credit facility	—	(18,100)
Repayment under ABL revolving credit facility due 2030	(747)	—
Borrowings under China credit facility	2,897	—
Repayment of China credit facility	(1,429)	—
Surrender of shares to pay withholding taxes	(575)	—
Prepayment premium and make-whole interest payment	(969)	—
Other financing activities	(35)	(20)
Net cash used in financing activities	(15,726)	(18,120)
EFFECT OF CURRENCY EXCHANGE RATE CHANGES ON CASH	(550)	337
NET DECREASE IN CASH	(4,598)	(6,417)
CASH:
Beginning of period	33,282	26,630
End of period	$28,684	$20,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMMERCIAL VEHICLE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comp. Loss	Total CVG Stockholders’ Equity
	Shares	Amount
	(Unaudited) (In thousands, except share amounts)
Balance - December 31, 2024	33,694,396	$337	$(16,468)	$269,117	$(74,051)	$(43,343)	$135,592
Share-based compensation expense	(994)	—	—	770	—	—	770
Net loss from continuing operations for the period	—	—	—	—	(3,139)	—	(3,139)
Net loss from discontinued operation for the period	—	—	—	—	(1,173)	—	(1,173)
Other comprehensive loss	—	—	—	—	—	4,606	4,606
Balance - March 31, 2025	33,693,402	$337	$(16,468)	$269,887	$(78,363)	$(38,737)	$136,656

Balance - December 31, 2025	34,185,682	$342	$(16,706)	$272,903	$(96,832)	$(26,350)	$133,357
Share-based compensation expense	366,535	4	(575)	927	—	—	356
Net income from continuing operations for the period	—	—	—	—	902	—	902
Other comprehensive income	—	—	—	—	—	(3,627)	(3,627)
Balance - March 31, 2026	34,552,217	$346	$(17,281)	$273,830	$(95,930)	$(29,977)	$130,988
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

We have manufacturing operations in the United States, Mexico, China, United Kingdom, Czech Republic, Ukraine Morocco,, Thailand, India and Australia. Our products are primarily sold in North America, Europe, and the Asia-Pacific region.

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

These financial statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). This report should be read in conjunction with our 2025 Form 10-K. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation.
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

3. Revenue Recognition

We had outstanding customer accounts receivable, net of allowances, of $100.9 million as of March 31, 2026 and $86.3 million as of December 31, 2025. We generally do not have material other assets or liabilities associated with customer arrangements.

Revenue Disaggregation - The following is the composition, by product category, of our revenues:

	Three Months Ended March 31, 2026
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$71,159	$—	$—	$71,159
Electrical wire harnesses, panels and assemblies	1,828	57,351	—	59,179
Plastic & Trim components	—	—	29,744	29,744
Mirrors, wipers and controls	1,518	95	9,800	11,413
Total	$74,505	$57,446	$39,544	$171,495

	Three Months Ended March 31, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Seats	$72,702	$—	$—	$72,702
Electrical wire harnesses, panels and assemblies	706	50,453	—	51,159
Plastic & Trim components	—	—	35,723	35,723
Mirrors, wipers and controls	—	—	10,211	10,211
Total	$73,408	$50,453	$45,934	$169,795

4. Debt
Debt consisted of the following:

	March 31, 2026	December 31, 2025
Term Loan facility	$79,658	$94,526
ABL Revolving credit facility	16,092	16,839
Unamortized value of warrants	(1,875)	(2,370)
Unamortized debt discount and issuance costs	(3,203)	(4,049)
	$90,672	$104,946
Less: current portion of long-term debt	(940)	(942)
Total long-term debt, net of current portion	$89,732	$104,004
Short-term debt - China credit facility	$2,897	1,429
Term Loan facility
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

Covenants and Other Terms
The Term Loan contains a maximum total leverage ratio covenant, a maximum capital expenditure covenant, an average liquidity covenant, and other customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant certain liens on assets; pay dividends or make certain other distributions; make certain investments or acquisitions; dispose of certain assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into certain restrictive agreements; enter into certain hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The consolidated total leverage ratio covenant did not exceed 7.25 to 1.00 for the quarter ended September 30, 2025; 6.50 to 1.00 for the quarter ended December 31, 2025; 6.00 to 1.00 for the quarter ended March 31, 2026. The consolidated total leverage ratio covenant may not exceed 5.25 to 1.00 for the quarter ending June 30, 2026; 5.00 to 1.00 for the quarter ending September 30, 2026; 4.75 to 1.00 for the quarter ending December 31, 2026; 4.50 to 1.00 for the quarter ending March 31, 2027; 4.25 to 1.00 for the quarter ending June 30, 2027; and 4.00 to 1.00 for the quarter ending September 30, 2027 and each fiscal quarter thereafter. The Term Loan also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2026.
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
The Term Loan requires the Company to make mandatory prepayments (subject to reinvestment rights) with the proceeds of certain asset dispositions and upon the receipt of certain extraordinary payments (including, without limitation, insurance or condemnation proceeds, tax refunds, and judgments). In addition, the Company is required to make annual excess cash flow prepayments commencing after fiscal 2026 financial results are final, and mandatory prepayments with proceeds of debt not permitted under the Term Loan. During the quarter ended March 31, 2026 the Company made a mandatory prepayment of $14.6 million as the result of a sale and leaseback transaction.
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
In accordance with the terms of the ABL Revolving Credit Facility the Company and the other named borrowers thereunder are entitled (subject to the terms and conditions described therein) to request loans and other financial accommodations in an amount equal to the lesser of $115.0 million and a borrowing base composed of accounts receivable and inventory. The ABL Revolving Credit Facility is comprised of a US subfacility of $100.0 million and a UK subfacility of $15.0 million, in each case subject to availability under the borrowing base. The US subfacility further has a first-in-last-out tranche equal to the lesser of $12.5 million and its borrowing base. The Company can increase the size of the revolving commitments thereunder by an incremental $50.0 million, subject to the consent of the lenders providing the incremental commitments. Up to an aggregate of $10.0 million is available to the Company and the other borrowers for the issuance of letters of credit, which reduces availability under the ABL Revolving Credit Facility. Borrowings are available in US Dollars, Pounds Sterling and Euros.

Interest Rates and Commitment Fees
Amounts outstanding under the ABL Revolving Credit Facility accrue interest at a per annum rate based on SOFR, SONIA or EURIBOR, as applicable for the currency of the loan, with margins based on the average daily availability ranging from 1.50% if average daily availability is greater than $50 million to 2.00% if average daily availability is less than $30 million. The interest rate was initially set at SOFR plus 1.75%. The first-in-last-out tranche accrues interest at a 1% higher rate. At the Company’s option, interest may be paid at the base rate. The base rate spread ranges from 0.50% if average daily availability is greater than $50 million to 1.00% if average daily availability is less than $30 million.
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

The ABL Revolving Credit Facility contains customary restrictive covenants, including, without limitation, limitations on the ability of the Company and its subsidiaries to incur additional debt and guarantees; grant liens on assets; pay dividends or make other distributions; make investments or acquisitions; dispose of assets; make payments on certain indebtedness; merge, combine with any other person or liquidate; amend organizational documents; file consolidated tax returns with entities other than the Company and its subsidiaries; make material changes in accounting treatment or reporting practices; enter into restrictive agreements; enter into hedging agreements; engage in transactions with affiliates; enter into certain employee benefit plans; amend subordinated debt; and other matters customarily included in senior secured loan agreements. The ABL Revolving Credit Facility also contains customary reporting and other affirmative covenants. We were in compliance with these covenants as of March 31, 2026.
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

At March 31, 2026, we had $16.1 million of borrowings under the ABL Revolving Credit Facility, outstanding letters of credit of $3.5 million and availability of $95.4 million (subject to customary borrowing base and other conditions). Combined with availability under our China Credit Facility (described below) of approximately $4.3 million, total consolidated availability was $99.7 million at March 31, 2026. The unamortized deferred financing fees associated with the ABL Revolving Credit Facility of $2.6 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively, are being amortized over the remaining life of the ABL Revolving Credit Facility. At December 31, 2025, we had $16.8 million borrowings under the ABL Revolving Credit Facility and we had outstanding letters of credit of $2.1 million.
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
Foreign Facility
During 2023,we established a working capital credit facility in China consisting of a line of credit with contractual maturity of less than one year (the "China Credit Facility"). The Company periodically renews the China Credit Facility; however, renewal is subject to lender approval and is not contractually committed beyond the current maturity date. The China Credit Facility was renewed in the quarter ended December 31, 2025, with availability of approximately $7.2 million (denominated in the local currency). We utilize the China Credit Facility to meet local working capital demands, fund letters of credit and bank guarantees, and support other short-term cash requirements of our China operations. We had $2.9 million outstanding borrowings under the China Credit Facility as of March 31, 2026 and $1.4 million outstanding borrowings as of December 31, 2025. At March 31, 2026, we had $4.3 million of availability under the China Credit Facility.

Cash Paid for Interest
For the three months ended March 31, 2026 and 2025, cash payments for interest were $3.4 million and $2.8 million, respectively.

5. Intangible Assets
Our definite-lived intangible assets were comprised of the following:

		March 31, 2026			December 31, 2025
	Weighted- Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/tradenames	30 years	$6,941	$(4,243)	$2,698	$6,928	$(4,187)	$2,741
Customer relationships	15 years	4,766	(4,263)	503	4,979	(4,370)	609
		$11,707	$(8,506)	$3,201	$11,907	$(8,557)	$3,350

The aggregate intangible asset amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

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
Recurring Measurements
Foreign Currency Forward Exchange Contracts. Our derivative assets and liabilities represent foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and counterparty credit risk. Based on the utilization of these inputs, the derivative assets and liabilities are classified as Level 2. To manage our risk for transactions denominated in Mexican Pesos, Czech Crown, and Ukrainian Hryvnia, we have entered into forward exchange contracts that are designated as cash flow hedge instruments, which are recorded in the Condensed Consolidated Balance Sheets at fair value. The gains and losses as a result of the changes in fair value of the hedge contract for transactions denominated in Mexican Pesos are deferred in accumulated other comprehensive loss and recognized in cost of revenues in the period the related hedge transactions are settled. As of March 31, 2026, hedge contracts for transactions denominated in Czech Crown were not designated as hedging instruments; therefore, they are marked-to-market and the fair value of agreements is recorded in the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense and recognized in cost of revenues in the period the related hedge transactions are settled in the Condensed Consolidated Statements of Operations.
Interest Rate Swaps. As of March 31, 2025, the Company settled its interest rate swap and received cash proceeds of $0.6 million. The gain on the swap settlement was recorded in Other comprehensive income (loss) and is being recognized over the life of the hedged transactions. As of March 31, 2026, there was no interest rate swap outstanding.

Stock Warrants Issued in Connection with Long-Term Debt — In connection with entering into the Term Loan due 2030, the Company issued to affiliates of TCW Management five-year warrants for the purchase of up to an aggregate of 3,934,776 shares of the Company’s common stock, issued in two equal tranches. The tranches have an exercise price of $1.52 and $2.07 per share, respectively. Until the fourth anniversary after issuance, the Company has the right to repurchase up to 50% of each tranche of warrants at a price equal to $1.40 or $1.00 per share, respectively, above the applicable exercise price. Upon a refinancing of the Term Loan, the holders of the warrants can require the Company to repurchase up to 50% of each tranche at a price equal to the per share price of the Company's common stock at the time of repurchase less the exercise price. The warrants contain anti-dilution adjustments that may result in a change in the number of shares of common stock issuable upon exercise. The Company also has provided TCW Management with certain information and registration rights, including filing a registration statement within 45 days to register the resale of the shares underlying the warrants, pursuant to an Investor Rights Agreement.
As of March 31, 2026 the warrants were valued at $7.5 million using the Binomial Lattice Model and were recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheets with the offsetting gains and losses recognized in other (income) expense in the Condensed Consolidated Statements of Operations. Losses for the three months ended March 31, 2026 were $5.0 million.
The fair values of our financial instruments measured on a recurring basis are categorized as follows:

	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign exchange contract designated as hedging instruments	$848	$—	$848	$—	$1,755	$—	$1,755	$—
Foreign exchange contract not designated as hedging instruments	$—	$—	$—	$—	$106	$—	$106	$—
Liabilities:
Foreign exchange contract designated as hedging instruments	$552	$—	$552	$—	$110	$—	$110	$—
Foreign exchange contract not designated as hedging instruments	$68	$—	$68	$—	$—	$—	$—	$—
Warrants	$7,496	$—	$7,496	$—	$2,518	$—	$2,518	$—

The following table summarizes the notional amount of our open foreign exchange contracts:

	March 31, 2026		December 31, 2025
	U.S. $ Equivalent	U.S. $ Equivalent Fair Value	U.S. $ Equivalent	U.S. $ Equivalent Fair Value
Commitments to buy or sell currencies - Foreign exchange contract designated as hedging instruments	$53,142	$53,958	$52,183	$52,956
Commitments to buy or sell currencies - Foreign exchange contract not designated as hedging instruments	$6,907	$7,024	$10,994	$10,860
We consider the impact of our credit risk on the fair value of the contracts, as well as the ability to execute obligations under the contract.

The following table summarizes the fair value and presentation of financial instruments in the Condensed Consolidated Balance Sheets:

	Derivative Asset
	Balance Sheet Location	Fair Value
		March 31, 2026	December 31, 2025
Foreign exchange contract designated as hedging instruments	Other current assets	$848	$1,755
Foreign exchange contract not designated as hedging instruments	Other current assets	$—	$106

	Derivative Liability
	Balance Sheet Location	Fair Value
		March 31, 2026	December 31, 2025
Foreign exchange contract designated as hedging instruments	Accrued liabilities and other	$—	$110
Foreign exchange contracts not designated as hedging instruments	Accrued liabilities and other	$552	$—
Foreign exchange contracts not designated as hedging instruments	Other long-term liabilities	$68	$—
Warrants	Other long term liabilities	$7,496	$2,518

	Derivative Equity
	Balance Sheet Location	Fair Value
		March 31, 2026	December 31, 2025
Foreign exchange contracts designated as hedging instruments	Accumulated other comprehensive income (loss)	$2,020	$3,369
Interest rate swap agreements	Accumulated other comprehensive income	$454	$833

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations:

		Three Months Ended March 31,
		2026	2025
	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts designated as hedging instruments	Cost of revenues	$1,652	$(1,982)
Settled interest rate swap agreements	Interest expense	$379	$357
Foreign exchange contracts not designated as hedging instruments	Other (income) expense	$(164)	$43
We consider the impact of our credit risk on the fair value of the contracts, as well as our ability to honor obligations under the contract.
Other Fair Value Measurements

The fair value of long-term debt obligations is based on a fair value model utilizing observable inputs. Based on these inputs, our long-term debt fair value as disclosed was classified as Level 3 as of December 31, 2025 and March 31, 2026 due to the

lack of observable market inputs or comparable instruments. With the refinancing of our long-term debt on June 27, 2025, the carrying values of our long-term debt obligations approximate the fair values.

The carrying amounts and fair values of our long-term debt obligations are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan [1]	$74,580	$74,580	$88,106	$88,106
Revolving credit facility	$16,092	$16,092	$16,839	$16,839
1.Presented in the Condensed Consolidated Balance Sheets as the current portion of long-term debt of $0.9 million and long-term debt of $73.6 million as of March 31, 2026 and current portion of long-term debt of $0.9 million and long-term debt of $87.2 million as of December 31, 2025.

7. Leases
The components of lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$3,374	$3,211
Finance lease cost	39	26
Short-term lease cost	1,175	1,026
Total lease expense	$4,588	$4,263

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Location	March 31, 2026	December 31, 2025
Operating Leases
Right-of-use assets, net	Other assets, net[1]	$48,542	$36,755

Current liabilities	Accrued liabilities and other	8,502	7,914
Non-current liabilities	Other long-term liabilities	41,223	29,833
Total operating lease liabilities		$49,725	$37,747

Finance Leases
Right-of-use assets, net	Other assets, net	$367	$402

Current liabilities	Accrued liabilities and other	101	99
Non-current liabilities	Other long-term liabilities	282	316
Total finance lease liabilities		$383	$415
1 Includes $12.7 million for the Vonore, TN operating lease that commenced on March 27, 2026.

Cash payments on operating leases were $3.2 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.

Anticipated future lease costs, which are based in part on certain assumptions to approximate annual rental commitments under non-cancelable leases, are as follows:

	Operating	Financing	Total
Remainder of 2026	$10,426	$104	$10,530
2027	10,701	116	10,817
2028	8,466	109	8,575
2029	7,081	104	7,185
2030	6,697	37	6,734
Thereafter	52,493	—	52,493
Total lease payments	$95,864	$470	$96,334
Less: Imputed interest	(46,139)	(87)	(46,226)
Present value of lease liabilities	$49,725	$383	$50,108
8. Income Taxes
We recorded a $1.9 million tax provision, or 68% effective tax rate for the three months ended March 31, 2026, compared to a $2.1 million tax provision, or (207)% effective tax rate for the three months ended March 31, 2025. The effective tax rate is impacted by the mix of the Company's profitable foreign operations and losses in the US while maintaining its full valuation allowance position on U.S. deferred tax assets. Income tax expense is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which the Company operates based on changes in factors such as prices, shipments, product mix, material inflation and manufacturing operations. To the extent that actual 2026 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2026 could be different from the forecasted amount used to estimate the income tax expense for the three months ended March 31, 2026.

For the three months ended March 31, 2026 and 2025, cash paid for taxes, net of refunds received, were $1.1 million and $0.8 million, respectively.
9. Pension and Other Post-Retirement Benefit Plans
The components of net periodic (benefit) cost related to pension and other post-retirement benefit plans is as follows:

	Non-U.S. Pension Plan
	Three Months Ended March 31,
	2026	2025
Interest cost	$380	$384
Expected return on plan assets	(342)	(345)
Amortization of prior service cost	13	13
Recognized actuarial loss	234	231
Net cost	$285	$283
Net periodic cost components, not inclusive of service costs, are recognized in other (income) expense within the Condensed Consolidated Statements of Operations.

10. Performance Awards
The Company made awards, defined as cash, shares or other awards, to employees under the Amended and Restated Commercial Vehicle Group, Inc. 2020 Equity Incentive Plan (the “Amended and Restated 2020 EIP”). Effective May 15, 2025, the stockholders of the Company approved the Amended and Restated 2020 Equity Incentive Plan.
The following table summarizes performance awards granted in the form of cash awards under the equity incentive plans:

Amount
Adjusted Award Value at December 31, 2025	$943
New grants	—
Forfeitures	(124)
Adjustments	607
Payments	(300)
Adjusted Award Value at March 31, 2026	$1,126
Unrecognized compensation expense was $1.6 million and $0.2 million as of March 31, 2026 and 2025, respectively.
11. Share-Based Compensation
The company's outstanding share-based compensation is comprised solely of restricted stock awards and performance stock awards to be settled in stock.
As of March 31, 2026, there was approximately $4.0 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under our equity incentive plans. This expense is subject to future adjustments and forfeitures and will be recognized on a straight-line basis over the remaining period listed above for each grant.
A summary of the status of our restricted stock awards as of March 31, 2026 and changes during the three months ended March 31, 2026, are presented below:

	2026
	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested - December 31, 2025	2,312	$1.75
Granted	—	—
Vested	(536)	(1.34)
Forfeited	(22)	1.23
Unvested - March 31, 2026	1,754	$1.88
As of March 31, 2026, a total of 0.4 million shares were available for future grants from the shares authorized for award under our amended and restated 2020 Equity Incentive Plan, including cumulative forfeitures.

12. Stockholders’ Equity
Common Stock — Our authorized capital stock consists of 60,000,000 shares of common stock with a par value of $0.01 per share; of which, 34,552,217 and 34,185,682 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.
Preferred Stock — Our authorized capital stock also consists of 5,000,000 shares of preferred stock with a par value of $0.01 per share, with no preferred shares outstanding as of March 31, 2026 and December 31, 2025.
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
Diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025 includes the effect of potential common shares issuable when dilutive, and is as follows:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$902	$(4,312)
Net income (loss) from continuing operations	902	(3,139)
Net income (loss) from discontinued operations	—	(1,173)
Weighted average number of common shares outstanding (in '000s)	34,190	33,693
Dilutive effect of restricted stock grants after application of the Treasury Stock Method (in '000s)	1,321	—
Dilutive shares outstanding	35,511	33,693
Basic earnings (loss) per share from continuing operations	$0.03	$(0.09)
Basic earnings (loss) per share from discontinued operations	$—	$(0.03)
Diluted earnings (loss) per share from continuing operations	$0.03	$(0.09)
Diluted earnings (loss) per share from discontinued operations	$—	$(0.03)

There were 262 thousand outstanding shares of restricted stock awarded that were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2026 and 646 thousand outstanding shares of restricted stock awarded that were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2025.

13. Other Comprehensive Income (Loss)
The after-tax changes in accumulated other comprehensive income (loss), are as follows:

	Foreign currency translation adjustment	Pension and post-retirement benefits plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2025	$(21,262)	$(9,290)	$4,202	$(26,350)
Net current period change	(1,736)	(259)	302	(1,693)
Amounts reclassified into earnings	—	96	(2,030)	(1,934)
Balance - March 31, 2026	$(22,998)	$(9,453)	$2,474	$(29,977)

	Foreign currency translation adjustment	Pension and post-retirement benefit plans	Derivative instruments	Accumulated other comprehensive income (loss)
Balance - December 31, 2024	$(30,662)	$(11,459)	$(1,222)	$(43,343)
Net current period change	2,595	(153)	436	2,878
Amounts reclassified into earnings	—	103	1,625	1,728
Balance - March 31, 2025	$(28,067)	$(11,509)	$839	$(38,737)

The related tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2026
	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$(1,736)	$—	$(1,736)
Net actuarial gain (loss) and prior service credit	(259)	—	(259)
Derivative instruments	302		302
Net unrealized gain (loss)	(1,693)	—	(1,693)
Amounts reclassified into earnings:
Actuarial gain and prior service cost	96	—	96
Derivative instruments	(2,030)	—	(2,030)
Net realized gain	(1,934)	—	(1,934)
Total other comprehensive income (loss)	$(3,627)	$—	$(3,627)

	Three Months Ended March 31, 2025
	Before Tax Amount	Tax Expense	After Tax Amount
Net current period change
Cumulative translation adjustment	$2,595	$—	$2,595
Net actuarial gain (loss) and prior service credit	(153)		(153)
Derivative instruments	1,240	(804)	436
Net unrealized gain (loss)	3,682	(804)	2,878
Amounts reclassified into earnings:
Actuarial gain and prior service cost	103	—	103
Derivative instruments	1,625	—	1,625
Net realized gain (loss)	1,728	—	1,728
Total other comprehensive income (loss)	$5,410	$(804)	$4,606

As of March 31, 2026, the Company estimates that net pre-tax derivative income of $0.4 million included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next 12 months.
14. Cost Reduction and Manufacturing Capacity Rationalization

The Company's restructuring program seeks to align cost structure to support margin expansion. The program includes workforce reductions and footprint optimization across segments.

The changes in accrued restructuring balances are as follows:

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/Other	Total
December 31, 2025	$—	$—	$—	$46	$46
New charges	565	$509	$163	—	1,237
Payments and other adjustments	(401)	$(509)	$(163)	(46)	(1,119)
March 31, 2026	$164	$—	$—	$—	$164

	Global Seating	Global Electrical Systems	Trim Systems and Components	Corporate/ Other	Total
December 31, 2024	$28	$—	$—	$360	$388
New charges	—	530	45	127	702
Payments and other adjustments	(28)	(530)	(45)	(129)	(732)
March 31, 2025	$—	$—	$—	$358	$358
Of the $1.2 million costs incurred in the three months ended March 31, 2026 for restructuring, $1.2 million related to headcount reductions and zero related to facility exit and other costs. Of the $1.2 million costs incurred, $1.2 million were recorded in cost of revenue.
All of the $0.7 million costs incurred in the three months ended March 31, 2025 for restructuring related to headcount reductions. Of the $0.7 million costs incurred, $0.5 million were recorded in cost of revenues and $0.2 million were recorded in selling, general and administrative expenses.
15. Commitments and Contingencies
Leases - As disclosed in Note 7, Leases, we lease office, warehouse and manufacturing space and equipment under non-cancelable operating lease agreements that generally require us to pay maintenance, insurance, taxes and other expenses in addition to annual rental fees. As of March 31, 2026, our equipment leases did not provide for any material guarantee of a specified portion of residual values.
Guarantees - Costs associated with guarantees are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of available facts; where no amount within a range of estimates is more likely, the minimum is accrued. As of March 31, 2026 and 2025, we had no such guarantees.
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
Warranty - We are subject to warranty claims for products that fail to perform as expected due to design or manufacturing deficiencies. Depending on the terms under which we supply products to our customers, a customer may hold us responsible for some or all of the repair or replacement costs of defective products when the product supplied did not perform as represented. Our policy is to record provisions for estimated future customer warranty costs based on historical trends and for specific claims. These amounts, as they relate to the periods ended March 31, 2026 and December 31, 2025, are included within accrued liabilities and other in the accompanying Condensed Consolidated Balance Sheets.
On July 24, 2023, one of our customers issued a voluntary safety recall related to certain wiper system components supplied by us. On October 6, 2025, one of our customers issued a safety recall related to certain truck cabs produced in our cab manufacturing facility. The facility was sold during 2024 and reported as discontinued operations. To the extent a loss occurs that is attributed to us, we believe that we have reasonable levels of insurance coverage to mitigate recall exposure risk. It is reasonably possible that we will incur additional losses and fees above the amount accrued for warranty claims but we cannot estimate a range of such reasonably possible losses or fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts normally accrued.

The following presents a summary of the warranty provision for the three months ended March 31, 2026:

Balance - December 31, 2025	$1,387
Provision for warranty claims	198
Deduction for payments made and other adjustments	(330)
Balance - March 31, 2026	$1,255

Debt Payments - As disclosed in Note 4, Debt, the Term Loan requires the Company to repay a fixed amount of principal on a quarterly basis and make voluntary prepayments that coincide with certain events.
The following table provides future minimum principal payments due on long-term debt for the next five years. The existing long-term debt matures in 2030; no payments are due thereafter:

Total
Remainder of 2026	$596
2027	$3,118
2028	$3,727
2029	$3,544
2030 and thereafter	$84,765

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
•Commercial vehicle accessories including wipers, mirrors, and sensors. These products are sold both as Original Equipment and as repair products.

The following tables present financial information for the Company's reportable segments for the periods indicated:

	Three Months Ended March 31, 2026
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$74,505	$57,446	$39,544	$171,495
Cost of revenues	64,073	51,677	35,930	151,680
Gross profit	10,432	5,769	3,614	19,815
Selling, general & administrative expenses	7,366	5,784	3,714	16,864
Gain on sale of assets	(13,716)	—	—	(13,716)
Operating income (loss) [1]	$16,782	$(15)	$(100)	$16,667
Corporate and other unallocated costs [2]				1,954
Other (income) expense				886
Warrant expense				4,978
Loss on early extinguishment of debt				1,958
Interest expense				4,095
Income before provision for income taxes				$2,796

	Three Months Ended March 31, 2025
	Global Seating	Global Electrical Systems	Trim Systems and Components	Total
Revenues	$73,408	$50,453	$45,934	$169,795
Cost of revenues	64,317	46,463	41,222	152,002
Gross profit	9,091	3,990	4,712	17,793
Selling, general & administrative expenses	6,378	4,306	3,177	13,861
Operating income (loss) [1]	$2,713	$(316)	$1,535	$3,932
Corporate and other unallocated costs [2]				2,524
Other (income) expense				(72)
Interest expense				2,503
Loss before provision for income taxes				$(1,023)

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

17. Other Financial Information
Items reported in inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$93,365	$89,534
Work in process	11,073	11,868
Finished goods	17,169	17,155
Inventories	$121,607	$118,557

Items reported in property, plant, and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Land and buildings	$25,254	$29,687
Machinery and equipment	226,240	225,922
Construction in progress	3,777	4,211
Property, plant, and equipment, gross	255,271	259,820
Less accumulated depreciation	(192,722)	(193,182)
Property, plant and equipment, net	$62,549	$66,638
Items reported in accrued expenses and other liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Compensation and benefits	$16,415	$12,208
Operating lease liabilities	8,502	7,914
Taxes payable	5,284	2,980
Accrued legal and professional fees	2,868	1,847
Derivative liabilities	620	110
Accrued freight	2,125	1,856
Warranty costs	1,255	1,387
Customer tooling projects	427	471
Other	4,402	3,027
Accrued liabilities and other	$41,898	$31,800
18. Discontinued Operations

The following table provides a reconciliation of the individual discontinued operations to the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Income (loss) from discontinued operations, net of tax
Cab structures business	$—	$(1,023)
Industrial Automation segment	—	(150)
Total income (loss) from discontinued operations, net of tax	$—	$(1,173)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis below described material changes in financial condition and results of operations as reflected in our condensed consolidated financial statements for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

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
Key Developments
On March 27, 2026, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which the parties agreed to consummate a sale and leaseback transaction (the “Sale and Leaseback Transaction”). Under the terms of the Purchase Agreement, CVG agreed to sell that certain property located in Vonore, Tennessee (the “Vonore Property”) for a purchase price of $16 million. The Company completed the sale of the Vonore Property on March 27, 2026, and entered into a long-term lease, pursuant to which the Company will lease the Vonore Property at an initial annual base rent of approximately $1.4 million for the first year and annual increases of 3.5% thereafter. The lease will be for a twenty-year term. The closing of the sale of the Vonore Property provided the Company with net proceeds (after tax and transaction-related costs) of approximately $14.6 million. The Company used the net proceeds from the Sale and Leaseback Transaction to prepay a portion of its existing term loan facility, thereby reducing the Company’s leverage profile.
We are navigating through several challenging external factors which create uncertainty and volatility in our end markets, including, but not limited to, geopolitical dynamics, new and changing tariff actions and responses, tax regulation and fluctuating foreign exchange rates. We expect the Company’s cost of goods sold will continue to be impacted by tariffs which increase the price of materials purchased and products sold to customers. In the past, we have negotiated with our customers in an attempt to pass on a portion of the increased costs resulting from the tariffs to our customers, although there is significant uncertainty as to our ability to pass these costs, or a portion of these costs, along to our customers. Geopolitical uncertainties may continue to create a challenging operating environment. We continue to closely monitor the situation and are prepared to remain agile in responding to any new developments. In addition, lower courts and administrative processes will need to provide guidance with respect to refund-related questions with respect to the IEEPA tariffs paid prior to the recent U.S. Supreme Court decision.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. Key provisions of the bill include, but are not limited to, immediate expensing of R&D expenditures, restoration and expansion of 100% bonus depreciation and permanent reinstatement of the EBITDA limitation for the calculation of the Section 163(j) business interest expense deduction. Additionally, the bill extends and modifies certain international tax provisions of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025. The tax provisions in OBBBA did not have a material impact on the Company’s consolidated financial statements or results of operations.

Consolidated Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The table below sets forth certain consolidated operating data for the three months ended March 31 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$171,495	$169,795	$1,700	1.0%
Gross profit	19,815	17,793	2,022	11.4
Selling, general and administrative expenses	19,059	16,385	2,674	16.3
Gain on sale of assets	(13,957)	—	(13,957)	NM1
Other (income) expense	886	(72)	958	NM1
Warrant expense	4,978	—	4,978	NM1
Loss on extinguishment of debt	1,958	—	1,958	NM1
Interest expense	4,095	2,503	1,592	63.6
Provision for income taxes	1,894	2,116	(222)	(10.5)
Net income (loss) from continuing operations	902	(3,139)	4,041	(128.7)
1.Not meaningful
Revenues. The increase in consolidated revenues resulted from:

•a $2.1 million, or 1.5%, increase in OEM and other sales;
•a $0.4 million, or 1.1%, decrease in aftermarket and OES sales.

The increase in revenues of 1.0% is primarily driven by 14% growth in our Global Electrical Systems segment, offset by softer customer demand in the Global Seats and Trim Systems & Components segments particularly in the North America heavy truck market.

Gross Profit. Included in gross profit is cost of revenues, which consists primarily of raw materials and purchased components for our products, wages and benefits for our employees and overhead expenses such as manufacturing supplies, facility rent and utilities costs related to our operations. The $2.0 million increase in gross profit is primarily attributable to the impact of increased sales volumes and operational efficiency improvements. Cost of revenues decreased $0.3 million, or 0.2%, as a result of a decrease in raw material and purchased component costs of $0.7 million, or 0.8%, and a increase in labor and overhead expenses of $0.4 million, or 0.7%. As a percentage of revenues, gross profit margin was 11.6% for the three months ended March 31, 2026 compared to 10.5% for the three months ended March 31, 2025. The three months ended March 31, 2026 results include charges of $1.2 million associated with restructuring programs, compared to $0.5 million for the three months ended March 31, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist primarily of wages and benefits and other expenses such as marketing, travel, legal, audit, rent and utilities costs, which are not directly or indirectly associated with the manufacturing of our products. SG&A expenses increased $2.7 million compared to the three months ended March 31, 2025, primarily as a result of increased incentive compensation expense. As a percentage of revenues, SG&A expense was 11.1% and 9.6% for the three months ended March 31, 2026 and 2025, respectively.

Gain on sale of assets. During the three months ended March 31, 2026, the Company recognized a gain of $13.7 million related to the Sale and Leaseback Transaction.

Other (Income) Expense. Other expense increased $1.0 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily related to unfavorable change in foreign currency.

Warrant expense. Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with entering into the Term Loan due 2030. The change in fair value of the outstanding warrants liability during three months ended March 31, 2026 was 5.0 million. The change in fair value of stock warrants was the result of changes in market prices and other observable inputs deriving the value of the financial instruments.

Loss on extinguishment of debt. The loss recognized from the extinguishment of debt includes a non-cash expense of $0.9 million for the write-off of deferred financing costs, as well as a prepayment premium and make-whole interest totaling $1.0 million, both of which are associated with the repayment of the Term Loan following the Sale and Leaseback transaction.

Interest Expense. Interest associated with our debt increased $1.6 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in interest expense was primarily attributed to higher interest rates from our refinancing completed during the second quarter of 2025.

Provision for Income Taxes. Income tax expense of $1.9 million and $2.1 million were recorded for the three months ended March 31, 2026 and 2025, respectively. The primary driver in the tax expense was the Company's mix of profitable foreign operations and losses in the US while maintaining its full valuation allowance position on U.S. deferred tax assets.

Net Income (Loss) from continuing operations. Net income from continuing operations was $0.9 million for the three months ended March 31, 2026 compared to net loss of $3.1 million for the three months ended March 31, 2025. The increase in net income is attributable to the factors noted above.

Segment Results
Global Seating Segment Results
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The table below sets forth certain Global Seating Segment operating data for the three months ended March 31 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$74,505	$73,408	$1,097	1.5%
Gross profit	10,432	9,091	1,341	14.8
Selling, general & administrative expenses	7,366	6,378	988	15.5
Gain on sale of assets	(13,716)	—	(13,716)	NM1
Operating income	16,782	2,713	14,069	518.6
1.Not meaningful

Revenues. The increase in Global Seating Segment revenues of $1.1 million primarily resulted from higher international volumes, offset by decreased customer demand in North America.
Gross Profit. The increase in 2026 gross profit of $1.3 million was primarily due to the impact of increased sales volumes and operational efficiency improvements. The decrease in cost of revenues was driven by a decrease in raw material and purchased component costs of $0.9 million, or 2.4%, and a increase in labor and overhead expenses of $0.7 million, or 2.8%.

As a percentage of revenues, gross profit margin was 14.0% for the three months ended March 31, 2026 compared to 12.4% for the three months ended March 31, 2025. The three months ended March 31, 2026 results include charges of $0.5 million associated with restructuring programs, compared to zero for the three months ended March 31, 2025.

Selling, General and Administrative Expenses. SG&A expenses increased $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily as a result of increased incentive compensation expense.

Gain on sale of assets. During the three months ended March 31, 2025, the Company recognized a gain of $13.7 million related to the Sale and Leaseback Transaction.

Global Electrical Systems Segment Results
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The table below sets forth certain Global Electrical Systems Segment operating data for the three months ended March 31 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$57,446	$50,453	$6,993	13.9%
Gross profit	5,769	3,990	1,779	44.6
Selling, general & administrative expenses	5,784	4,306	1,478	34.3
Operating income	(15)	(316)	301	(95.3)

Revenues. The increase in Global Electrical Systems Segment revenues of $7.0 million was primarily as a result of new business wins.

Gross Profit. The increase in gross profit of $1.8 million was primarily attributable to volume and mix. The increase in cost of revenues was driven by an increase in raw material and purchased component costs of $4.1 million, or 17.1%, and an increase in labor and overhead expenses of $1.1 million, or 4.9%.

As a percentage of revenues, gross profit margin was 10.0% for the three months ended March 31, 2026 compared to 7.9% for the three months ended March 31, 2025. The increase in gross profit margin was primarily due to mix and improved operational efficiency. The three months ended March 31, 2026 results include charges of $0.5 million associated with restructuring programs, compared to $0.5 million for the three months ended March 31, 2025.

Selling, General and Administrative Expenses.  SG&A expenses increased $1.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily as a result of increased incentive compensation expense.
Trim Systems and Components Segment Results
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The table below sets forth certain Trim Systems and Components Segment operating data for the three months ended March 31 (dollars are in thousands):

	2026	2025	$ Change	% Change
Revenues	$39,544	$45,934	$(6,390)	(13.9)%
Gross profit	3,614	4,712	(1,098)	(23.3)
Selling, general & administrative expenses	3,714	3,177	537	16.9
Operating income (loss)	(100)	1,535	(1,635)	NM1
1.Not meaningful
Revenues. The decrease in the Trim Systems and Components Segment revenues of $6.4 million was primarily driven by lower sales volume as a result of softening customer demand in North America.

Gross Profit. The decrease in gross profit of $1.1 million was primarily attributable to lower sales volume. The cost of revenues decreased in line with the sales decrease of 13.9%, driven by a decrease in labor and overhead expenses of $1.4 million, or 9.3%; and a decrease in raw material and purchased component costs of $3.9 million, or 14.8%.

As a percentage of revenues, gross profit margin was 9.1% for the three months ended March 31, 2026 compared to 10.3% for the three months ended March 31, 2025. The decrease in gross profit margin was primarily due to lower sales volume. The three months ended March 31, 2026 results include charges of $0.2 million associated with restructuring programs, compared to zero for the three months ended March 31, 2025.

Selling, General and Administrative Expenses.  SG&A expenses increased $0.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2026 were operating income, cash and availability under our credit facility. We believe that these sources of liquidity will provide adequate funds for our working capital needs, capital expenditures and debt service throughout the next twelve months. However, no assurance can be given that this will be the case. We also rely on the timely collection of receivables as a source of liquidity. As of March 31, 2026, we had outstanding letters of credit of $3.5 million and borrowing availability of $99.7 million from our U.S. and China credit facilities (subject to customary borrowing base and other conditions), in addition to $28.7 million of cash.

As of March 31, 2026, cash of $28.7 million was held by foreign subsidiaries. The Company had a $0.2 million deferred tax liability as of March 31, 2026 for the expected future income tax implications of repatriating cash from the foreign subsidiaries for which indefinite reinvestment is not expected.
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

Sources and Uses of Cash

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash provided by (used in):
Net cash provided by (used in) operating activities	$(1,561)	$15,172
Net cash provided by (used in) investing activities	13,239	(3,806)
Net cash used in financing activities	(15,726)	(18,120)
Effect of currency exchange rate changes on cash	(550)	337
Net increase (decrease) in cash	$(4,598)	$(6,417)

Operating activities. For the three months ended March 31, 2026, net cash used in operating activities was $1.6 million compared to net cash provided by operating activities of $15.2 million for the three months ended March 31, 2025. Net cash used in operating activities is primarily attributable an increase in trade working capital for the three months ended March 31, 2026 as compared to a decrease in trade working capital for the three months ended March 31, 2025.

Investing activities. For the three months ended March 31, 2026, net cash provided by investing activities was $13.2 million compared to cash used in investing activities of $3.8 million for the three months ended March 31, 2025. The change was mainly due to $15.9 million in proceeds from the sale of assets in the current year. In 2026, we expect capital expenditures to be in the range of $13 million to $17 million.

Financing activities. For the three months ended March 31, 2026, net cash used in financing activities was $15.7 million compared to net cash used in financing activities of $18.1 million for the three months ended March 31, 2025. Use of cash in financing activities during the three months ended March 31, 2026 was primarily attributable to the pay down of our debt which totaled $14.9 million, of which $14.6 million was a mandatory paydown from the Sale and Leaseback Transaction.

Debt and Credit Facilities

The debt and credit facilities descriptions in Note 4, Debt are incorporated in this section by reference.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). For a comprehensive discussion of our significant accounting policies, see "Note 1. Significant Accounting Policies", to our consolidated financial statements in Item 8 in our 2025 Form 10-K.

Critical accounting estimates are those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We review the development, selection, and disclosure of our critical accounting estimates with the Audit Committee of our board of directors. For information about critical accounting estimates, see Critical Accounting Estimates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K. At March 31, 2026, there have been no material changes to our critical accounting estimates from those disclosed in our 2025 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding industry outlook, the Company’s plans to improve financial results, the future of the Company’s end markets, including, but not limited to, global commercial vehicle markets and electric vehicle markets, changes in the North America Class 8 and Class 5-7 truck build rates, performance of the global construction and agricultural equipment businesses, the Company’s prospects in the global commercial vehicle markets and electric vehicle markets, the Company’s initiatives to address customer needs, organic growth, the Company’s strategic plans and plans to focus on certain segments, competition faced by the Company, volatility in and disruption to the global economic environment, including global supply chain constraints, inflation and labor shortages, tariffs and counter-measures, financial covenant compliance, anticipated effects of acquisitions or divestitures, production of new products, plans for capital expenditures and our results of operations or financial position and liquidity, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believe”, “anticipate”, “plan”, “expect”, “intend”, “will”, “should”, “could”, “would”, “project”, “continue”, “likely”, and similar expressions, as they relate to us, are intended to identify forward-looking statements. The important factors discussed in “Item 1A - Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. Additionally, various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including, but not limited to, factors which are outside our control.

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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information relating to quantitative and qualitative disclosures about market risk, see the discussion under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2025 Form 10-K. As of March 31, 2026, there have been no material changes in our exposure to market risk from those disclosed in our 2025 Form 10-K.
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

We evaluated, the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes during the quarter ended March 31, 2026 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A     Risk Factors
You should carefully consider the information in this Form 10-Q, the risk factors discussed in "Risk Factors" and other risks discussed in our 2025 Form 10-K and our filings with the SEC since December 31, 2025. These risks could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

ITEM 2         Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3        Defaults Upon Senior Securities

Not applicable.

ITEM 4        Mine Safety Disclosures
Not applicable.

ITEM 5        Other Information
Neither the Company nor any of our officers or directors adopted or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements as defined by Item 408(a) and Item 408(d) of Regulation S-K during the last fiscal quarter.

ITEM 6        Exhibits

10.1	Support Agreement by and among the Company and Lakeview, dated February 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2026).
10.2	Purchase Agreement dated March 27, 2026 between CVG National Seating Company, LLC, a subsidiary of Commercial Vehicle Group, Inc. and Big Acquisitions LLC, an affiliate of 200 National LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).
10.3	Lease Agreement by and between 200 National LLC and Commercial Vehicle Group, Inc. dated as of March 27, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026).
31.1	302 Certification by James R. Ray, President and Chief Executive Officer.
31.2	302 Certification by Angela O'Leary, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL VEHICLE GROUP, INC.

Date:	May 5, 2026	By	/s/ Angela M. O'Leary
Angela M. O'Leary
Interim Chief Financial Officer, Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)